Form 10-Q
period 2000-09-30
DURECT CORP
filed 2000-11-14
CIK 1082038

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

                       Commission file number 000-31615

                               ----------------

                              DURECT CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                94-3297098
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                                10240 Bubb Road
                          Cupertino, California 95014
         (Address of principal executive offices, including zip code)

                                (408) 777-1417
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   As of November 10, 2000, there were 46,530,860 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          Page
                                                                          ----
 PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements..........................................    3

          Condensed Statements of Operations............................    3
          For the three and nine months ended September 30, 2000 and
          1999 (unaudited)

          Condensed Balance Sheets......................................    4
          As of September 30, 2000 (unaudited) and December 31, 1999

          Condensed Statements of Cash Flows............................    5
          For the nine months ended September 30, 2000 and 1999
          (unaudited)

          Notes to Condensed Financial Statements (unaudited)...........    6

          Management's Discussion and Analysis of Financial Condition
  Item 2. and Results of Operations.....................................   11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....   29

 PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.............................................   30

  Item 2. Changes in Securities and Use of Proceeds.....................   30

  Item 3. Defaults Upon Senior Securities...............................   30

  Item 4. Submission of Matters to a Vote of Security Holders...........   31

  Item 5. Other Information.............................................   32

  Item 6. Exhibits and Reports on Form 8-K..............................   32

          (a) Exhibits..................................................   32

          (b) Reports on Form 8-K.......................................   32

 Signatures..............................................................  33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                               DURECT CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                    Period from
                               Three months       Nine months        inception
                              ended September   ended September    (February 6,
                                    30,               30,            1998) to
                              ----------------  -----------------  September 30,
                               2000     1999      2000     1999        2000
                              -------  -------  --------  -------  -------------
Revenue, net................  $ 1,101  $   --   $  2,182  $   --     $  2,268
Cost of goods sold(1).......      777      --      1,417      --        1,456
                              -------  -------  --------  -------    --------
Gross profit................      324      --        765      --          812
                              -------  -------  --------  -------    --------
Operating expenses:
  Research and development..    3,400    1,371     8,648    3,112      14,295
  Research and development
   to related party.........      193      166       626      861       2,051
  Selling, general and
   administrative...........    1,472      644     3,710    1,465       6,473
  Stock-based
   compensation(1)..........    1,432      125     3,932      351       4,946
                              -------  -------  --------  -------    --------
    Total operating
     expenses...............    6,497    2,306    16,916    5,789      27,765
                              -------  -------  --------  -------    --------
Loss from operations........   (6,173)  (2,306)  (16,151)  (5,789)    (26,953)
Other income (expense):
  Interest income...........      495      234     1,322      375       2,121
  Interest expense..........      (34)     (10)      (88)     (20)       (115)
Net other income............      461      224     1,234      355       2,006
                              -------  -------  --------  -------    --------
    Net loss................   (5,712)  (2,082)  (14,917)  (5,434)    (24,947)
Accretion of cumulative
 dividends on Series B
 convertible preferred
 stock......................      319      271       972      271       1,574
                              -------  -------  --------  -------    --------
Net loss attributable to
 common stockholders........  $(6,031) $(2,353) $(15,889) $(5,705)   $(26,521)
                              =======  =======  ========  =======    ========
Net loss per common share,
 basic and diluted..........  $ (0.62) $ (0.43) $  (1.96) $ (1.13)
                              =======  =======  ========  =======
Shares used in computing
 basic and diluted net loss
 per share..................    9,802    5,522     8,118    5,054
                              =======  =======  ========  =======
Pro forma net loss per
 share, basic and
 diluted(2).................  $ (0.16) $ (0.08) $  (0.44) $ (0.25)
                              =======  =======  ========  =======
Shares used in computing pro
 forma net loss
 per share(2)...............   36,408   27,194    34,170   21,719
                              =======  =======  ========  =======
--------
(1) Stock-based compensation related to the following:

Cost of goods sold..........  $    22  $   --   $     43  $   --     $     43
Research and development....    1,020       68     2,685      169       3,216
Selling, general and
 administrative.............      412       57     1,247      182       1,730
                              -------  -------  --------  -------    --------
                              $ 1,454  $   125  $  3,975  $   351    $  4,989
                              =======  =======  ========  =======    ========

(2) See note 1 for a description of the calculation of pro forma amounts.

                            See accompanying notes.

                               DURECT CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
                                                     (unaudited)
Assets
Current assets:
  Cash and cash equivalents........................   $ 19,320      $  3,863
  Short-term investments...........................      4,372        12,735
  IPO proceeds receivable..........................     78,120           --
  Accounts receivable, net.........................        851            97
  Inventories......................................      3,096           188
  Prepaid expenses and other current assets........      1,015           584
                                                      --------      --------
    Total current assets...........................    106,774        17,467

Property and equipment, net........................      2,272         1,271
Intangible assets, net.............................      5,449         1,390
Long-term investments..............................      1,642         2,335
                                                      --------      --------
Total assets.......................................   $116,137      $ 22,463
                                                      ========      ========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.................................   $    347      $    483
  Accrued liabilities..............................        905           429
  Accrued liabilities to related party.............      1,050           321
  Accrued stock issuance costs.....................        575           --
  Contract research liability......................        406           180
  Equipment financing obligations, current
   portion.........................................        326           133
                                                      --------      --------
Total current liabilities..........................      3,609         1,546

Equipment financing obligations, noncurrent
 portion...........................................        923           189

Commitments and contingencies

Stockholders' equity:
  Preferred stock..................................        --              2
  Common stock.....................................          4             1
  Additional paid-in capital.......................    158,145        34,642
  Notes receivable from stockholders...............       (652)          (33)
  Accumulated other comprehensive income (loss)....         (2)          --
  Deferred compensation............................     (5,889)       (3,252)
  Deferred royalties and commercial rights.........    (13,480)          --
  Deficit accumulated during the development
   stage...........................................    (26,521)      (10,632)
                                                      --------      --------
Stockholders' equity...............................    111,605        20,728
                                                      --------      --------
    Total liabilities and stockholders' equity.....   $116,137      $ 22,463
                                                      ========      ========

                            See accompanying notes.

                               DURECT CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                    Period from
                                                  Nine months        inception
                                                     ended         (February 6,
                                                 September 30,       1998) to
                                                -----------------  September 30,
                                                  2000     1999        2000
                                                --------  -------  -------------
Cash flows from operating activities
Net loss......................................  $(14,917) $(5,434)   $(24,947)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization................     1,027      122       1,343
 Noncash charges related to stock-based com-
  pensation...................................     3,975      351       4,989
 Changes in assets and liabilities:
   Accounts receivable........................      (754)     --         (851)
   Inventories................................    (2,908)     --       (3,096)
   Prepaid expenses and other assets..........      (431)    (150)     (1,015)
   Accounts payable...........................      (136)      97         347
   Accrued liabilities........................     1,052      477       1,481
   Accrued liabilities to related party.......       729      (37)      1,050
   Contract research liability................       226       78         406
                                                --------  -------    --------
     Total adjustments........................     2,780      938       4,654
                                                --------  -------    --------
     Net cash and cash equivalents used in op-
      erating activities......................   (12,137)  (4,496)    (20,293)
                                                --------  -------    --------

Cash flows from investing activities
Purchase of equipment.........................    (1,416)    (731)     (2,494)
Purchases of investments......................    (2,636)  (4,889)    (17,706)
Proceeds from maturities of short-term invest-
 ments........................................    11,690      --       11,690
Payment for acquisition of IntraEAR, net......       --       --          (69)
Acquisition of intangible assets..............    (4,635)     --       (4,635)
                                                --------  -------    --------
     Net cash and cash equivalents provided by
      (used in) investing activities..........     3,003   (5,620)    (13,214)
                                                --------  -------    --------

Cash flows from financing activities
Net proceeds from equipment loan and lease....     1,279      --        1,279
Payments on equipment loan and lease..........      (200)     --         (278)
Payments of issuance costs for IPO............    (1,562)     --       (1,562)
Net proceeds from issuances of common stock...       119        1         150
Net proceeds from notes receivable from share-
 holders......................................       --        36          36
Net proceeds from issuances of convertible
 preferred stock..............................    24,955   20,024      53,202
                                                --------  -------    --------
     Net cash and cash equivalents provided by
      financing activities....................    24,591   20,061      52,827
                                                --------  -------    --------
Net increase in cash and cash equivalents.....    15,457    9,945      19,320
Cash and cash equivalents, beginning of the
 period.......................................     3,863    7,975           0
                                                --------  -------    --------
Cash and cash equivalents, end of the period..  $ 19,320  $17,920    $ 19,320
                                                ========  =======    ========
Supplemental disclosure of cash flow informa-
 tion
Equipment financed through an equipment loan..  $    --   $   289    $    400
                                                ========  =======    ========
Cash paid during the year for interest........  $     52  $    15    $     79
                                                ========  =======    ========
Notes receivable issued in connection with ex-
 ercise of stock options......................  $    619  $   --     $    652
                                                ========  =======    ========
Issuance of warrants to equipment lessor......  $    190  $   --     $    190
                                                ========  =======    ========
Issuance of warrants to ALZA Corporation......  $  6,480  $   --     $  6,480
                                                ========  =======    ========
IPO proceeds receivable.......................  $ 78,120  $   --     $ 78,120
                                                ========  =======    ========


                            See accompanying notes.

                              DURECT CORPORATION
                         (a development stage company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2000

Note 1. Summary of Significant Accounting Policies

 Nature of Operations

   DURECT Corporation (the "Company") was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical systems company developing therapies for chronic disorders that require continuous drug dosing. The Company's lead product is for the treatment of chronic pain.

   The Company's activities in 1998 consisted principally of raising capital, arranging for facilities, acquiring equipment and licensing rights, recruiting managerial and technical personnel, and commencing research and development efforts. In 1999 and 2000, the Company expanded its research and development activities, acquired licensing rights, raised capital, and continued to recruit managerial and technical personnel. Accordingly, the Company is classified as a development stage enterprise.

 Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000, the operating results for the three and nine months ended September 30, 2000 and 1999, the operating results for the period from inception to September 30, 2000, and cash flows for the nine months ended September 30, 2000 and 1999. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 28, 2000.

   The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 Inventories

   Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Inventories consisted of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (unaudited)
   Raw materials.....................................    $  170        $ --
   Work in process...................................     1,277          --
   Finished Goods....................................     1,649          188
                                                         ------        -----
     Total inventories...............................    $3,096        $ 188
                                                         ======        =====

                              DURECT CORPORATION

 Stock-based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB No. 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options. The Company accounts for stock options issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

   The company has recorded deferred stock compensation of $6.0 million for the nine months ended September 30, 2000. Amortization of deferred compensation for the nine months ended September 30, 1999 and September 30, 2000 was $351,000 and $3.4 million, respectively. The remaining deferred compensation at September 30, 2000 was $5.9 million, which will be amortized as follows: $1.1 million for the three months ending December 31, 2000, $2.7 million for the year ending December 31, 2001, $1.4 million for the year ending December 31, 2002, $600,000 for the year ending December 31, 2003, and $51,000 for the year ending December 31, 2004.

   In 1999 and the nine months ended September 30, 2000, Durect issued options to purchase 102,975 shares of common stock to third party consultants in exchange for services. In connection with these options to purchase common stock, Durect recorded a non-cash charge of $610,000 in its statement of operations for the nine months ended September 30, 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

 Revenue Recognition

   Revenue from the sale of products is recognized at the time product is shipped to customers, provided no continuing obligation exists. The Company maintains consigned inventory at customer locations for certain products. For these products, revenue is recognized at the time the Company is notified that the device has been used. The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses when incurred to this allowance.

 Comprehensive Loss

   The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive loss and its components in the financial statements. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. The Company's comprehensive loss for the nine months ended September 30, 2000, was $14,919,000 compared to its net loss of $14,917,000.

 Net Loss Per Share

   Basic net loss per share and diluted net loss per share are computed in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Securities and Exchange

                              DURECT CORPORATION

Commission Staff Accounting Bulletin No. 98. Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding less the weighted average number of common shares subject to the Company's right of repurchase, which lapses ratably. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented.

   Pro forma basic and diluted net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. Upon conversion of the Series B preferred stock at the time of the initial public offering, all accumulated dividends were forgiven and did not continue to accumulate. The net loss used in the pro forma basic and diluted net loss per share excludes the accumulated dividends. The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                             Three months       Nine months
                                            ended September   ended September
                                                  30,               30,
                                            ----------------  -----------------
                                             2000     1999      2000     1999
                                            -------  -------  --------  -------
Net loss..................................  $(5,712) $(2,082) $(14,917) $(5,434)
  Less: accumulated dividend on Series B
   preferred stock........................     (319)    (271)     (972)    (271)
                                            -------  -------  --------  -------
Net loss available to common
 stockholders.............................  $(6,031) $(2,353) $(15,889) $(5,705)
                                            =======  =======  ========  =======
Basic and diluted weighted average shares:
  Weighted-average shares of common stock
   outstanding............................   12,438    8,402    10,899    8,401
  Less: weighted-average shares subject to
   repurchase.............................   (2,636)  (2,880)   (2,781)  (3,347)
                                            -------  -------  --------  -------
  Weighted-average shares used in
   computing basic and diluted net loss
   per share..............................    9,802    5,522     8,118    5,054
                                            =======  =======  ========  =======
Basic and diluted net loss per share......  $ (0.62) $ (0.43) $  (1.96) $ (1.13)
                                            =======  =======  ========  =======
Pro forma:
  Net loss................................  $(5,712) $(2,082) $(14,917) $(5,434)
                                            =======  =======  ========  =======
  Shares used above.......................    9,802    5,522     8,118    5,054
  Pro forma adjustment to reflect weighted
   effect of assumed conversion of
   convertible preferred stock............   26,606   21,672    26,052   16,665
                                            -------  -------  --------  -------
  Shares used in computing pro forma basic
   and diluted net loss per share.........   36,408   27,194    34,170   21,719
                                            =======  =======  ========  =======
Pro forma net loss per share, basic and
 diluted..................................  $ (0.16) $ (0.08) $  (0.44) $ (0.25)
                                            =======  =======  ========  =======

 Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements since it does not currently invest in derivative instruments or engage in hedging activities.

                              DURECT CORPORATION

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting 0principles to revenue recognition in financial statements. The Company believes its current revenue recognition policies comply with SAB 101.

   In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000, and the Company adopted it at that time. The Company believes the impact of the adoption of FIN 44 was not material to the operating results and financial position of the Company.

Note 2. Stockholders' Equity

   On October 3, 2000, the company closed its initial public offering, or IPO, in which it sold 7,000,000 shares of common stock at a price of $12 per share. The net proceeds of the offering, after deducting underwriters' discounts and other offering expenses, were approximately $76.6 million. Upon the completion of the offering, all outstanding convertible preferred stock converted into an aggregate of 27,502,660 shares of common stock, and the accumulated dividends related to our Series B stock were forgiven and ceased accumulating.

   On November 1, 2000, the underwriters of the company's initial public offering of common stock exercised their over-allotment option in part and purchased an additional 700,000 shares of common stock at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.4 million.

   Concurrent with the IPO, the board of directors amended the articles of incorporation to increase the authorized stock of the Company to 120,000,000 shares, consisting of 110,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 45,830,860 shares of common stock outstanding as of September 30, 2000.

Note 3. Arrangements with ALZA

   In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and up-front payments to ALZA by the Company under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended in geographic scope to cover only the U.S. and Canada instead of worldwide. As consideration for these amendments, ALZA received 1,000,000 shares of the Company's common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price equal to the price at which the Company sells its common stock in its initial public offering. The deemed fair value of the stock and the warrant was $13.5 million. This value was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders' equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. The Company will periodically evaluate the recoverability of these amounts and assess whether an indicator of impairment has occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from the clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

   In April 2000, the Company acquired from ALZA the ALZET product line and certain assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides the Company with an ongoing business of making and selling this product worldwide. The total purchase price consisted of $8.3 million in cash, $2.5 million of which was to be paid over nine months, provided, however that the purchase price be paid in full within 30 days of the completion of the Company's initial public offering. As of September 30, 2000, we

                              DURECT CORPORATION
included the remaining payment of $805,000 in accrued liabilities to a related party. The acquisition has been accounted for using the purchase method. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values, as follows:

   Tangible assets................................................... $3,634,000
   Completed technology..............................................  1,540,000
   Other intangibles.................................................  1,880,000
   Goodwill..........................................................  1,216,000
                                                                      ----------
     Total purchase price............................................ $8,270,000
                                                                      ==========

   The acquisition of the ALZET product has been accounted for as a purchase, with the results of ALZET's operations included in the Company's results of operations from the date of acquisition. The unaudited pro forma information, had the acquisition of the ALZET product occurred at the beginning of 1999, is as follows (in thousands, except per share amounts):

                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                              2000      1999
                                                           ----------- -------
                                                           (unaudited)
   Revenue................................................  $  3,256   $ 2,885
   Net loss...............................................  $(14,940)  $(5,121)
   Net loss per common share, basic and diluted...........  $  (1.62)  $ (1.07)

   The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

   Intangible assets represent the excess of the total acquisition cost of the ALZET product over the fair value of identifiable net assets of businesses acquired. Intangible assets are amortized using the straight-line method over their estimated useful lives over periods ranging from four to six years. Management periodically reviews the carrying amount of goodwill and other intangible assets to assess their continued recoverability.

   Pursuant to a General Support Services Agreement and Coating Services Agreement entered into between us and ALZA effective April 14, 2000, at our request and on as-needed basis, ALZA has agreed to provide general support services until December 31, 2000 and product coating services until April 14, 2003. In the period from April 14, 2000 (the time we entered into the General Support Services Agreement and the Coating Services Agreement) to September 30, 2000, we incurred expenses in the amount of $245,000 for coating services and general support services related to the transitioning of the ALZET business to us provided by ALZA. ALZA invoices monthly for its services under these agreements, with payment due within 30 days of receipt of the invoice by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on September 27, 2000, as amended, and our Condensed Financial Statements, including the Notes thereto and "Factors that May Affect Future Results" section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Factors that May Affect Future Results" and "Overview" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

   DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes.

   From our inception in February 1998 through December 31, 1998, we were engaged in negotiating a licensing agreement with ALZA Corporation to gain specified rights to its DUROS system, raising capital, recruiting scientific and management personnel and commencing research and development activities. In late 1998, we filed an investigational new drug application relating to our first product, DUROS sufentanil, a DUROS-based pharmaceutical system for the treatment of chronic pain. In 1999, we began a Phase I clinical trial for DUROS sufentanil using an external pump to test the safety of continuous chronic infusion of this drug, initiated the development of a spinal hydromorphone product, and initiated the research and development of other products based on the DUROS system. In 2000, we began preparation for our Phase II clinical trial for DUROS sufentanil, including the development of our manufacturing process, continued the development of a spinal hydromorphone product, and continued the research and development of other products based on the DUROS system. Prior to our initial public offering, we financed operations primarily through the sale of convertible preferred stock, resulting in net proceeds of $53.2 million. Our initial public offering in September 2000 and the exercise of our underwriters' over-allotment in November 2000 resulted in net proceeds of $84.4 million.

   We have sustained losses since inception. As of September 30, 2000, we had an accumulated deficit of $26.5 million. Our net loss from operations was $14.9 million for the nine month period ended September 30, 2000 and $5.4 million for the same period in 1999. These losses have resulted primarily from costs incurred in the research and development of our products and selling, general and administrative costs.

   Our expenses have consisted primarily of costs incurred in research and development, and selling, general and administrative costs associated with our operations and product sales. Research and development expenses consist of salaries and related expenses for research and development personnel, contract research and development services, supplies and a portion of overhead operating expenses. We expense all of our research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we expand clinical trials and research and development activities. Selling, general and administrative expenses consist primarily of salaries and related expenses for administrative, finance, sales and executive personnel, legal, accounting and other professional fees and a portion of overhead operating expenses. To support our research and development activities and the additional obligations of a public reporting entity, we expect to increase our selling, general and administrative expenses. We also expect to incur substantial non-cash expenses relating to stock-based compensation. As a result of these factors, we expect to incur significant losses and negative cash flow for the foreseeable future.

   We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. To date, our revenues have been derived from two product lines we acquired.

   In April 2000, we acquired from ALZA the ALZET product and assets used primarily in the manufacture, sale and distribution of this product. The ALZET product is a miniature, implantable osmotic pump used for experimental research in mice, rats and other laboratory animals. This acquisition provides us with an ongoing business making and selling this product worldwide. The total purchase price consisted of $8.3 million in cash, $2.5 million of which was to be paid over nine months, provided, however that the purchase price be paid in full within 30 days of the completion of our initial public offering. As of September 30, 2000, we included the remaining payment of $805,000 in accrued liabilities to a related party. The acquisition has been accounted for using the purchase method.

   In April 2000, we amended our development and commercialization agreement with ALZA. The amendments included a reduction in product royalties and upfront payments to ALZA by us under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended to cover only the U.S. and Canada instead of worldwide. As consideration, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to the price at which our common stock was sold in our initial public offering. At the time of our initial public offering in September 2000, the exercise price was set at $12 per share. The fair value of the stock and warrant of $13.5 million was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders' equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence.

   Included in our net loss attributable to common stockholders is the accumulation of dividends related to the issuance of Series B preferred stock in July of 1999. At the time of our initial public offering, Series B preferred stock was converted to common stock and the dividends were forgiven and ceased accumulating.

   We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery, and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our products, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our products and to fund operating losses to be incurred in the next several years.

Results of Operations

 Three and nine months ended September 30, 2000 and 1999

   Revenue and Cost of Goods Sold. Net revenues were $1.1 million and $2.2 million for the three and nine months ended September 30, 2000, respectively. Costs of goods sold were $777,000 and $1.4 million for the three and nine months ended September 30, 2000, respectively. Prior to the acquisition of substantially all the assets of IntraEAR, Inc. on October 1, 1999, we did not have revenues or cost of goods sold. Since the acquisition of the ALZET product line in April 2000, our revenues and cost of goods sold have primarily resulted from sales of ALZET minipumps, with the remainder from our ear catheter products. In the near future, we do not intend to significantly increase our efforts to sell and market either of these product lines and as such do not anticipate that revenues from them will increase significantly.

   Research and Development. Research and development expenses increased to $3.6 million and $9.3 million for the three and nine months ended September 30, 2000, respectively, from $1.5 million and $4.0 million for the corresponding periods in 1999. The increase was attributable to increases in contract research and development services, research and development personnel and related payroll, and activity related to the preparation for our Phase II clinical trials relating to DUROS sufentanil, including the manufacturing of product to be used in the trial. As of September 30, 2000, we had 37 research and development employees compared with 17 as of the corresponding date in 1999. We expect research and development expenses to increase as we enter Phase II clinical trials for DUROS sufentanil, continue to hire research and development personnel, and develop other products.

   In addition, we expect research and development expenses to continue to increase in order to meet minimum product funding requirements under our license agreement with ALZA. To maintain our rights under this agreement, we must spend minimum amounts each year on product development, with the amount and duration of funding in each field varying over time. For our two products currently in development, we are required to fund each in the amount of at least $3.0 million per year until the time of commercialization. Funding requirements to maintain rights to additional products begin in 2001. The future minimum annual product funding requirements for all fields of use are as follows:

                                                                  (in thousands)
                                                                  --------------
     Year ended December 31,
     2000 .......................................................    $ 6,000
     2001........................................................      8,000
     2002........................................................     13,000
     2003........................................................     14,000
     2004*                                                            17,000
                                                                     -------
       Total minimum funding required............................    $58,000
                                                                     =======

--------
*Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

   Selling, General and Administrative. Selling, general and administrative expenses increased to $1.5 million and $3.7 million for the three months and nine months ended September 30, 2000, respectively, from $644,000 and $1.5 million for the corresponding periods in 1999. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. Selling expenses increased following the acquisition of the ALZET product line in April 2000. As of September 30, 2000, we had 21 selling, general and administrative personnel compared with 10 as of the corresponding date in 1999. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to meet the obligations of a public reporting entity and support our growth. We expect selling expenses for subsequent nine-month periods will be greater as we sell the ALZET products over the entire period.

   Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $10.3 million in connection with stock options granted to employees and directors through September 30, 2000. Of this amount, we have amortized $4.4 million through September 30, 2000. For the three months and nine months ended September 30, 2000, we recorded $1.5 million and $4.0 million of stock-based compensation, respectively, compared with $125,000 and $351,000 for the corresponding periods in 1999. Of these amounts, employee stock compensation related to the following: cost of goods sold of $22,000 and $43,000 for the three months and nine months ended September 30, 2000, respectively, and $0 for the corresponding periods in 1999; research and development expenses of $860,000 and $2.3 million for the three months and nine months ended September 30, 2000, respectively, and $68,000 and 169,000 for the corresponding periods in 1999; and selling, general and administrative expenses of $366,000 and $1.0 million for the three months and nine months ended September 30, 2000, respectively, and $56,000 and $182,000 for the corresponding periods in 1999. Non-employee stock compensation related to research and development expenses was $159,000 and $373,000 for the three months and nine months ended September 30, 2000, respectively. Non-employee stock compensation related to selling, general and administrative expenses was $47,000 and $237,000, respectively, for the three months and nine months ended September 30, 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

   The remaining employee deferred stock compensation at September 30, 2000 was $5.9 million, which will be amortized as follows: $1.1 million for the three months ending December 31, 2000, $2.7 million for the year ending December 31, 2001, $1.4 million for the year ending December 31, 2002, and $600,000 for the year ending December 31, 2003, and $51,000 for the year ending December 31, 2004. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

   Other Income (Expense). Interest income increased to $495,000 and $1.3 million for the three months and nine months ended September 30, 2000, respectively, from $234,000 and $375,000 for corresponding periods in 1999. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from the sale of convertible preferred stock in July 1999 and March 2000. Interest expense was $34,000 and $88,000 for the three months and nine months ended September 30, 2000, respectively, and $10,000 and $20,000 for the corresponding periods in 1999. The increase in interest expense was primarily due to increased debt obligations from equipment financings. We expect interest expense to increase as we finance additional equipment.

Liquidity and Capital Resources

   For the nine months ended September 30, 2000, excluding $2.4 million of inventory acquired related to the purchase of the ALZET product line, cash expenditures for operating activities and additions to capital equipment were $11.1 million. We anticipate that these expenditures will increase in future periods.

   Since inception, we have financed our operations primarily from the sale of our convertible preferred stock. From inception through the time of our initial public offering in September 2000, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. On September 28, 2000 we raised $76.6 million, net of issuance costs, through an initial public offering of our common stock, and in November 2000, we raised $7.8 million from the exercise of our underwriters' over-allotment option. At September 30, 2000, we had cash, cash equivalents, investments, and a receivable related to the proceeds of our initial public offering totaling $103.5 million compared to $18.9 million at December 31, 1999.

   Working capital at September 30, 2000 was $103.2 million compared to $15.9 million at December 31, 1999. The increase was primarily attributable to the sale of common stock in our initial public offering and the sale of Series C convertible preferred stock, partially offset by operating losses of $14.9 million and an increase in accrued and other current liabilities of $2.0 million.

   We used $12.1 million of cash for operations in the nine months ended September 30, 2000 compared to $4.5 million for the corresponding period in 1999. The increase was primarily attributable to increased operating losses and the acquisition of ALZET inventory, offset by increased non-cash charges related to stock awards, depreciation and amortization. We have used $20.3 million of cash for operations since inception.

   We received $3.0 million of cash from investing activities in the nine months ended September 30, 2000 compared to a use of $5.6 million for the corresponding period in 1999. The increase in receipts of investing cash was primarily due to maturities of short-term investments, offset by the acquisition of intangible assets related to the ALZET product, and purchases of investments and equipment. We have used $13.2 million of cash for investing activities since inception.

   We received $24.6 million of cash from financing activities in the nine months ended September 30, 2000 compared to $20.1 million for the corresponding period in 1999. In both periods, cash received from financing activities was primarily the result of the sale of convertible preferred stock. In the nine months ending September 30, 2000 we received $1.3 million of equipment financing, offset by costs related to our initial public offering of $1.6 million and other items. As of September 30, 2000 we had $1.0 million of equipment financing available for future use under a capital lease. We have received $52.8 million of cash from financing activities since inception.

   We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. We anticipate incurring capital expenditures of at least $4.0 million over the next 12 months to construct and equip our DUROS manufacturing facility. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products. Assets relating to our manufacturing facilities will be depreciated over their estimated useful lives, which is generally between three and five years.

   We believe that our existing cash, cash equivalents and investments, together with available equipment financing and the net proceeds from our initial public offering will be sufficient to finance our planned operations and capital expenditures through at least the next 18 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

  .  the public equity market;

  .  private equity financing;

  .  collaborative arrangements; and

  .  public or private debt.

   There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

   Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

   In connection with our acquisitions of IntraEAR, Inc. and the ALZET product line, we acquired goodwill of $1.9 million and other intangible assets of $4.2 million. For the nine months ended September 30, 2000, expenses for amortization of goodwill and other intangible assets related to these acquisitions were $171,000 and $405,000, respectively.

   Goodwill is amortized over the estimated useful life of 6 years. The remaining goodwill for both acquisitions at September 30, 2000 was $1.7 million, which will be amortized as follows: $79,000 for the three months ending December 31, 2000, $317,000 for each of the years ending December 31, 2001, 2002, 2003 and 2004, $289,000 for the year ending December 31, 2005, and
$59,000 for the year ending December 31, 2006.

   Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. The remaining other intangible assets for both acquisitions at September 30, 2000 were $3.8 million, which will be amortized as follows: $263,000 for the three months ending December 31, 2000, $779,000 for each of the years ending December 31, 2001 and 2002, $762,000 for the year ending December 31, 2003, $567,000 for the year ending December 31, 2004, $505,000 for the year ending December 31, 2005, and $167,000 for the year ending December 31, 2006.

   We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may reduce the amortization period or write them off at one time.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements, since we currently do not invest in derivative instruments and engage in hedging activities.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe our current revenue recognition policies comply with SAB 101.

   In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000, and we adopted it at that time. The impact of the adoption of FIN 44 was not material to our operating results or financial position.

Factors that May Affect Future Results

We have not completed development of any of our pharmaceutical systems, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

   To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition that we target, including:

  . selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

  . selecting and developing catheter technology, if appropriate, to deliver the drug to a specific location within the body;

  . determining the appropriate drug dosage for use in the pharmaceutical system; developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system; and

  . demonstrating the drug formulation will be stable for commercially reasonable time periods.

   The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. For our lead product, DUROS sufentanil and our second product, DUROS hydromorphone, we have not yet determined the drug dosages we intend to use for commercialization or finalized the commercial design. We are continuing testing of these products and exploring possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete the design of these products. In addition, we may not be able to develop dosages that will be safe and effective or compatible with the pharmaceutical system for a commercially reasonable treatment and storage period. If we are unable to complete development of these or other products, we will not be able to earn revenue, which would materially harm our business.

We must conduct and satisfactorily complete clinical trials for our pharmaceutical systems

   Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. We have completed an initial Phase I clinical trial for our lead product, DUROS sufentanil, using an external pump to test the safety of continuous chronic infusion of the drug, and we plan to begin Phase II human clinical trials for this product in late 2000 or early 2001. We plan to begin an initial clinical trial for our second product, DUROS hydromorphone, in 2001. We plan to continue extensive and costly clinical trials to assess the safety and effectiveness of DUROS sufentanil, DUROS hydromorphone and our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects.

   The length of our clinical trials depends upon, among other factors, the rate of trial site and patient enrollment. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary for their successful completion. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

   Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product, resulting in delays to the commercialization of our products, and could materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our products, and thus our products may not be approved for marketing.

Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us

   In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999 and April 2000. This agreement gives us exclusive rights to develop, commercialize and manufacture products using ALZA's DUROS technology to deliver by catheter:

  . drugs to the central nervous system to treat select nervous system disorders;

  .  drugs to the middle and inner ear;

  .  drugs to the pericardial sac of the heart; and

  .  select drugs into vascular grafts.

   We also have the right to use the DUROS technology to deliver systemically and by catheter:

  .  sufentanil to treat chronic pain; and

  .  select cancer antigens.

   We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA's prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. Furthermore, to maintain our rights under this license agreement, we must meet annual minimum development spending requirements totaling $58.0 million to develop products in some or all of these fields through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. In order to maintain commercialization rights for our products in the U.S. and any foreign countries, we must diligently develop our products, procure required regulatory approvals and commercialize the products in these countries. If we fail to meet the various diligence requirements, we may:

  . lose our rights to develop, commercialize and manufacture some of our DUROS-based pharmaceutical systems;

  .  lose rights for products in some or all countries, including the U.S.;
     or

  .  lose rights in some fields of use.

   These rights would revert to ALZA, which could then develop DUROS-based pharmaceutical products in such countries or fields of use itself or license others to do so. In addition, in the event that our rights terminate with respect to any product or country, or this agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all of our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize these products, subject to the payment of a royalty to us based on the net sales of the products by ALZA.

   Our agreement with ALZA gives us the right to develop and manufacture the DUROS pump component of our pharmaceutical systems in the fields described above. In the event of a change in our corporate control, including an acquisition of us, our right to manufacture and develop the DUROS pump would terminate and ALZA would have the right to manufacture and develop DUROS systems for us so long as ALZA can meet our specification and supply requirements following such change in control.

   Under the ALZA agreement, we must pay ALZA royalties on sales of DUROS-based pharmaceutical systems we commercialize and a percentage of any up-front license fees, milestone or special fees, payments or other consideration we receive, excluding research and development funding. In addition, commencing upon the commercial sale of a product developed under the agreement, we are obligated to make minimum product payments to ALZA on a quarterly basis based on our good faith projections of our net product sales of the product. These minimum payments will be fully credited against the product royalty payments we must pay to ALZA. ALZA also has an exclusive option to distribute our DUROS sufentanil product in the U.S. and Canada and any DUROS-based pharmaceutical system we develop to deliver non-proprietary cancer antigens worldwide. The terms of any distribution arrangement have not been set and are to be negotiated in good faith between ALZA and ourselves. ALZA's option to acquire distribution rights limits our ability to negotiate with other distributors for these products and may result in lower payments to us than if these rights were subject to competitive negotiations. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party. These rights do not apply to products that are subject to ALZA's option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to the commencement of human clinical trials.

   ALZA has the right to terminate the agreement in the event that we breach a material obligation under the agreement and do not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if, at any time prior to July 2002, we solicit for employment or hire, without ALZA's consent, a person who is or within the previous 180 days has been an employee of ALZA, or if at any time prior to July 2006, we solicit for employment or hire, without ALZA's consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group.

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

   The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources.

   Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of September 30, 2000, we have completed an initial Phase I clinical trial for our DUROS sufentanil product using an external pump to test the safety of continuous chronic infusion of the drug, but we have not begun Phase II or Phase III trials of any products. We plan to begin an initial clinical trial for our second product, DUROS hydromorphone, in 2001. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

   In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. are subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify.

   Marketing or promoting a drug for an unapproved use is subject to very strict controls. Furthermore, clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would materially harm our business, financial condition and results of operations:

  .  failure to obtain or maintain requisite governmental approvals;

  . failure to obtain approvals for clinically intended uses of our products under development; or

  . identification of serious and unanticipated adverse side effects in our products under development.

   Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA or any state agency relating to our pharmaceutical systems. If we do not achieve compliance for the products we manufacture, the FDA may withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our products.

Our products contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

   Our products currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our first two products under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our products containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our products containing controlled substances.

Our limited operating history makes evaluating our stock difficult

   You can only evaluate our business based on a limited operating history. We were incorporated in February 1998 and have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel. This short history may not be adequate to enable you to fully assess our ability to successfully develop our products, achieve market acceptance of our products and respond to competition.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

   Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including DUROS sufentanil. Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

  . the receipt of regulatory clearance of marketing claims for the uses that we are developing;

  . the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including oral medication, transdermal drug delivery products such as drug patches, or external or implantable drug delivery products; and

  . pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other health plan administrators.

   Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve anticipated revenues.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

   We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2000, had an accumulated deficit of approximately $26.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

   To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc. and the ALZET product we acquired in April 2000 from ALZA. We do not expect these revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We do not control ALZA's ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

   ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA recently received FDA approval to market its first DUROS-based product, Viadur (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer. If ALZA fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our products. In addition, if any third-party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

We do not own the trademark "DUROS" and any competitive advantage we derive from the name may be impaired by third-party use

   ALZA owns the trademark "DUROS." Because ALZA is also developing and marketing DUROS-based systems, and may license third parties to do so, there may be confusion in the market between ALZA, its potential licensees and us, and this confusion could impair the competitive advantage, if any, we derive from use of the DUROS name. In addition, any actions taken by ALZA or its potential licensees that negatively impact the trademark "DUROS" could negatively impact our reputation and result in reduced sales of our DUROS-based pharmaceutical systems.

We may be sued by third parties which claim that our products infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

   We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

  . cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

  . obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

  .  redesign our products, which would be costly and time-consuming.

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

   Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2000, we held four issued U.S. patents and one issued foreign patent. In addition, we have 12 pending U.S. patent applications and have filed seven corresponding patent applications under the Patent Cooperation Treaty, from which five national phase applications are currently pending in Europe, Australia and Canada. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

   The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those of ALZA that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

   We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

   We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

We rely heavily on third parties and do not control critical steps in the manufacturing and testing of our products

   We currently depend heavily and will depend heavily in the future on third parties for support in manufacturing and clinical testing. We have an agreement with Chesapeake Biological Labs, Inc. for the final manufacturing steps of our DUROS sufentanil product to deliver product quantities that we expect we will need for Phase II clinical trials of this product. The steps to be performed by Chesapeake include filling the DUROS system with the sufentanil drug formulation in a sterile environment. Manufacturing DUROS sufentanil, including the manufacturing steps performed by Chesapeake, is a complex process, and Chesapeake may not be able to provide sufficient quantities of DUROS sufentanil within an acceptable time frame. Failure by Chesapeake to do so could delay clinical trials of our products and result in delays in regulatory approval and commercialization of our products, either of which would materially harm our business.

   We rely on third party contract research organizations, service providers and suppliers to support development and clinical testing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our DUROS-based pharmaceutical systems are provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

   Certain components and drug substances used in our DUROS-based pharmaceutical systems are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

  . delays associated with redesigning a product due to a failure to obtain a single source component;

  .  an inability to obtain an adequate supply of required components; and

  .  reduced control over pricing, quality and timely delivery.

   We do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We have limited manufacturing experience and may not be able to manufacture sufficient quantities of our products at an acceptable cost

   We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We have not yet completed development of the manufacturing process for any of our pharmaceutical systems, and DURECT has limited experience in developing such manufacturing processes. If we fail to develop manufacturing processes to permit us to manufacture our pharmaceutical systems at an acceptable cost, then we may not be able to commercialize our pharmaceutical systems. We do not own manufacturing facilities necessary to provide clinical and commercial quantities of our products. We currently manufacture sub-assemblies of our DUROS-based pharmaceutical systems and rely on Chesapeake Biological Labs, Inc. to complete the final manufacturing steps of these products. See "We rely heavily on third parties and do not control critical steps in the manufacturing and testing of our products." Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system.

   Prior to obtaining regulatory approval of our products under development, we intend to build a manufacturing facility that will enable us to manufacture commercial quantities of our DUROS-based pharmaceutical systems, as well as to manufacture additional products in development on a pilot scale and our own clinical trial supplies. The manufacture of our DUROS-based pharmaceutical systems is a complex process, and any facility that we build must comply with federal and state good manufacturing practices regulations. DURECT has no experience building facilities, and we may not be able to build a facility prior to clinical approval of our products or at currently anticipated costs. If the costs of building a new manufacturing facility significantly exceed our expectations, our operating results will be harmed.

   If we build a facility, we will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to obtain and maintain certifications for complying with these regulations. If we fail to build a manufacturing facility before regulatory approval of our products or at currently anticipated costs, or fail to obtain and maintain certification for compliance with good manufacturing practices regulation, we could experience a delay in the commercial sale of our DUROS-based pharmaceutical systems.

   In April 2000, we acquired the ALZET product and related assets from ALZA. We intend to manufacture the ALZET product at a leased facility. We have limited experience manufacturing this product, and we may not be able to successfully or consistently manufacture this product at an acceptable cost, if at all.

We lack marketing, sales and distribution experience for pharmaceutical systems and we may not be able to sell our products if we do not enter into relationships with third parties or develop a direct sales organization

   We have yet to establish marketing, sales or distribution capabilities for our pharmaceutical systems. We intend to enter into agreements with third parties to sell our products or to develop our own sales and marketing force. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

   If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. DURECT has only limited experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build a sales force, the cost of establishing such a sales force may exceed our product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

  .  fail to satisfy financial or contractual obligations to us;

  .  fail to adequately market our products;

  .  cease operations with little or no notice to us; or

  .  offer, design, manufacture or promote competing product lines.

   If we fail to develop sales, marketing and distribution channels, we would experience delays in product sales and incur increased costs, which would harm our financial results.

If we are unable to train physicians to use our pharmaceutical systems to treat patients' diseases or medical conditions, we may incur delays in market acceptance of our products

   Broad use of our pharmaceutical systems will require extensive training of numerous physicians. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems. In addition, we may expend significant funds towards such training before any orders are placed for our products.

We may have difficulty raising needed capital in the future

   Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

   We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 18 months. However, our actual capital requirements will depend on many factors, including:

  .  continued progress and cost of our research and development programs;

  .  progress with preclinical studies and clinical trials;

  .  the time and costs involved in obtaining regulatory clearance;

  . costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  . costs of developing sales, marketing and distribution channels and our ability to sell our products;

  . costs involved in establishing manufacturing capabilities for commercial quantities of our products;

  .  competing technological and market developments;

  .  market acceptance of our products; and

  .  costs for recruiting and retaining employees and consultants.

   We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, or relinquish to ALZA rights to develop DUROS products in certain fields, resulting in loss of sales, increased costs, and reduced revenues.

Future deferred compensation expenses and non-cash charges may adversely impact or delay our profitability

   We recorded deferred compensation expenses related to stock option grants made through September 30, 2000, which will be amortized as follows: $1.1 million for the three months ending December 31, 2000; $2.7 million for the year ending December 31, 2001; $1.4 million for the year ending December 31, 2002; $600,000 for the year ending December 31, 2003; and $51,000 for the year ending December 31, 2004. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued a warrant with a deemed value of approximately $6.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.

We may acquire technologies and businesses which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention

   We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc. and in April 2000 we acquired the ALZET product and related assets from ALZA. These and other acquisitions expose us to:

  . the risks associated with the assimilation of new technologies, operations, sites and personnel;

  . the diversion of resources from our existing business and technologies; the inability to generate revenues to offset associated acquisition costs;

  .  the requirement to maintain uniform standards, controls, and procedures;
     and

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel.

   Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Past acquisitions, such as our acquisitions of IntraEAR and ALZET, as well future acquisitions, may not generate any additional revenue or provide any benefit to our business.

We depend upon key personnel who may terminate their employment with us at any time, and we need to hire additional qualified personnel

   Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer and James E. Brown, our President and Chief Executive Officer. Although we have obtained key man life insurance policies for each of Drs. Theeuwes and Brown in the amount of $1 million, this insurance may not adequately compensate us for the loss of their services. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

We may not successfully manage our growth

   Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage such growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage growth effectively our business would be harmed.

The market for our products is new, rapidly changing and competitive, and new products or technologies developed by others could impair our ability to grow our business and remain competitive

   The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

   We are a new enterprise and are engaged in the development of novel therapeutic technologies. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

   The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. Chronic pain can also be treated by oral medication, transdermal drug delivery systems, such as drug patches, or with other implantable drug delivery devices. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

If users of our products are unable to obtain adequate reimbursement from third-party payors, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues

   The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

   Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

   The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $5 million annual aggregate limit in connection with clinical trials and commercial sales of our products, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical systems. A product liability claim could also significantly harm our reputation and delay market acceptance of our products.

Our business involves environmental risks and risks related to handling regulated substances

   In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and narcotics. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

Our stock price may fluctuate, and your investment in our stock could decline in value
   An active trading market in our stock might not develop or continue. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. In addition, the stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of your shares.

Future sales of our common stock may depress our stock price

   As many as 34,173,026 shares of our common stock can be sold in the public market 180 days after the date of our initial public offering. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, these sales could create the perception to the public of difficulties or problems in our business. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We have broad discretion over the use of our cash and investments, and their investment may not yield a favorable return.

   Our management has broad discretion over how our cash and investments are used and may invest in ways with which our stockholders may not agree and that do not yield favorable returns.

Executive officers, directors and entities affiliated with them have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

   Our directors, executive officers and principal stockholders, together with their affiliates have substantial control over us. The interests of these stockholders may differ from the interests of other stockholders. As a result, these stockholders, if acting together, would have the ability to exercise control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

  .  the election of directors;

  .  the amendment of charter documents;

  . the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  . the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

   Provisions of Delaware law, our certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

  . authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

  .  providing for a classified board of directors with staggered terms;

  . requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

  . eliminating the ability of stockholders to call special meetings of stockholders;

  .  prohibiting stockholder action by written consent; and

  . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Investors may experience substantial dilution of their investment

   In the past, we have issued options to acquire common stock at prices below the initial public offering price. To the extent these outstanding options are ultimately exercised, there will be dilution to investors.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than two years. We maintain a non trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We do not use derivative instruments to hedge interest rate exposure. If a 10% change in interest rates were to have occurred on September 30, 2000, such a change would not have had a material effect on the fair value of the investment portfolio as of that date.

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

   None

ITEM 2. Changes in Securities and Use of Proceeds

   On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters' discounts and commissions and other offering expenses, the net proceeds were approximately $76.6 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.4 million. As of September 30, 2000, we recorded the net proceeds from the initial public offering as a receivable and had not used any of such proceeds. Upon closing of the initial public offering, we invested the net proceeds of $84.4 million in investment grade securities.

   We expect to use the net proceeds of our initial public offering as follows:

  . approximately $40 to $60 million to fund development expenses related to our products, including clinical trial expenses;

  . approximately $5 to $8 million to fund the development and construction of a manufacturing facility;

  .  to fund the commercialization of our products, once approved; and

  .  for working capital and general corporate purposes.

   We may use a portion of the net proceeds to fund, acquire or invest in complementary businesses or technologies, although we have no present commitments with respect to any acquisition or investment. The amount of cash that we actually expend for any of the described purposes will vary significantly based on a number of factors, including the progress of our research and development programs and clinical trials, the establishment of collaborative relationships, the cost and pace of establishing and expanding our manufacturing capabilities, the development of sales and marketing activities if undertaken by us and competing technological and market developments. Our management will have significant discretion in applying the net proceeds of this offering. Pending the uses described above, we will invest the net proceeds in investment-grade, interest-bearing securities.

   During the third quarter ended September 30, 2000, we granted options to purchase an aggregate of 144,682 shares of Common Stock to employees and consultants pursuant to the 2000 Stock Plan and 25,120 shares were issued to employees and consultants on exercise of options under the Company's stock plans. These issuances were deemed exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Rule 701 of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

   None

ITEM 4. Submission of Matters to a Vote of Security Holders

   a. In an action by written consent on August 31, 2000, our stockholders:

   (i) elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

                                                    FOR     WITHHELD ABSTENTIONS
                                                 ---------- -------- -----------
   Felix Theeuwes, D.Sc. ....................... 29,060,894     0     9,744,816
   James E. Brown, D.V.M. ...................... 29,060,894     0     9,744,816
   Thomas A. Schreck............................ 29,060,894     0     9,744,816
   James R. Butler.............................. 29,060,894     0     9,744,816
   John L. Doyle................................ 29,060,894     0     9,744,816
   Douglas A. Lee............................... 29,060,894     0     9,744,816
   Matthew V. McPherron......................... 29,060,894     0     9,744,816
   Albert L. Zesiger............................ 29,060,894     0     9,744,816

   (ii) approved the amendment and restatement of the Certificate of Incorporation effective and contingent upon the closing of our initial public offering, authorizing, among other things:

     (a) the authorization of 110,000,000 shares of Common Stock;

     (b) the authorization of 10,000,000 shares of undesignated Preferred
  Stock;

     (c) the elimination of our stockholders' ability to take corporate action by written consent;

     (d) the elimination of cumulative voting;

     (e) the establishment of a classified board of directors; and

     (f) the establishment certain notice provisions as to the nomination of directors of the Company.

   The number of votes cast in favor of the previous resolution was 29,060,894 out of a total shares outstanding of 38,805,710.

   (iii) approved the adoption of the 2000 Employee Stock Purchase Plan and the reservation of 150,000 shares of our Common Stock for issuance thereunder, plus an increase in shares in each of fiscal years from 2001 to 2010 of a maximum of 225,000 shares of our Common Stock, effective and contingent upon the closing of our initial public offering.

   The number of votes cast in favor of the previous resolution was 29,060,894 out of a total shares outstanding of 38,805,710.

   (iv) approved the adoption of the 2000 Directors' Stock Option Plan and the reservation of 300,000 shares of our Common Stock thereunder, effective and contingent upon the closing of our initial public offering.

   The number of votes cast in favor of the previous resolution was 29,060,894 out of a total shares outstanding of 38,805,710.

   (iv) approved the adoption of the 2000 Stock Plan and the reservation of 500,000 shares of our Common Stock thereunder, plus an increase in shares in each of fiscal years from 2001 to 2010 of a maximum of 2,225,000 shares of our Common Stock, effective and contingent upon the closing of our initial public offering.

   The number of votes cast in favor of the previous resolution was 29,060,894 out of a total shares outstanding of 38,805,710.

   (v) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000.

   The number of votes cast in favor of the previous resolution was 29,060,894 out of a total shares outstanding of 38,805,710.

ITEM 5. Other Information

   None

ITEM 6. Exhibits and Reports on Form 8-K

   (a) The following exhibit is included herein:

      27.1 Financial Data Schedule.

   (b) No reports on Form 8-K have been filed during the three months ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DURECT CORPORATION

                                                 /s/ Thomas A. Schreck
                                          By: ________________________________
                                                     Thomas A. Schreck
                                                  Chief Financial Officer
                                                  (Principal Financial and
Date: November 14, 2000                           Duly Authorized Officer)


                                                   /s/ Jon W. Kawaja
                                          By: ________________________________
                                                       Jon W. Kawaja
Date: November 14, 2000                         Sr. Director of Finance and
                                                         Controller