Form 10-K
period 2000-12-31
DURECT CORP
filed 2001-03-30
CIK 1082038

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from  to

                       Commission file number: 000-31615

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

                                10240 Bubb Road
                              Cupertino, CA 95014
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 777-1417

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                Common Stock                               Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $74,175,581 as of March 16, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 46,565,486 shares of the registrant's Common Stock issued and outstanding as of March 16, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

Overview

   We are pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. Our pharmaceutical systems combine engineering innovations and delivery technology from the medical device and drug delivery industries with our proprietary pharmaceutical and biotechnology drug formulations. By integrating these technologies, we are able to control the rate and duration of drug administration as well as target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating chronic diseases or conditions. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. Our initial portfolio of products combine the DUROS technology, a proven and patented drug delivery platform licensed for specified fields of use from ALZA Corporation, with drugs for which data on medical efficacy and safety are available.

   Our pharmaceutical systems are suitable for providing long-term drug therapy because they store highly concentrated, stabilized drugs in a small volume and can protect the drug from degradation by the body. This, in combination with our ability to continuously deliver precise and accurate doses of a drug, allows us to extend the therapeutic value of a wide variety of drugs, including those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. Delivering the drug directly to the intended site of action can also improve efficacy while minimizing unwanted side effects elsewhere in the body, which often limit the long-term use of many drugs. Our pharmaceutical systems can thus provide better therapy for chronic diseases or conditions by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our pharmaceutical systems can improve patients' quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing them to lead more independent lives.

   We are currently developing pharmaceutical systems based on the DUROS technology in a variety of therapeutic areas, including chronic pain, central nervous system disorders, cardiovascular diseases and inner ear disorders. The DUROS technology is a miniature drug-dispensing pump that releases minute quantities of concentrated drug formulations in a continuous, consistent flow over months or years using an osmotic engine. The miniature pump, made out of titanium, can be as small as a wooden matchstick and can be implanted under the skin. Beyond the DUROS technology, we intend to develop other technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time.

   Our lead product is for the treatment of chronic pain and combines the DUROS technology with a proprietary formulation of sufentanil, a potent opioid currently used in hospitals as an anesthetic. We completed an initial Phase I trial in November 1999 using an external pump to test the safety of continuous chronic infusion of the drug. We commenced a Phase II clinical trial in December 2000. Following this trial, we intend to complete the final commercial design of this product. This product is aimed at the approximately $1 billion market for the treatment of chronic pain and will compete with oral opioids, analgesic patches and external and implantable infusion pumps. We are also researching and developing pharmaceutical systems based on the DUROS technology in a variety of other therapeutic areas, including central nervous system disorders, cardiovascular disease and inner ear disorders.

   Our second product in development is designed to target the delivery of hydromorphone via a catheter directly to its intended site of action in the central nervous system for the treatment of end-stage cancer pain. Hydromorphone is an opioid approved for use as an analgesic. We are currently conducting pre-clinical studies on this product.

Industry Background

 Chronic Diseases and Conditions

   Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The Centers for Disease Control estimates that the major chronic diseases are responsible for approximately 70% of all deaths in the U.S., and medical care costs for these conditions totaled more than $400 billion annually. Currently, more than 60% of total health care spending in the U.S. is devoted to the treatment of chronic diseases. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic disease as a proportion of total health care spending will increase.

 Current Approaches to Treatment

   Drugs are available to treat many chronic diseases, but harmful side effects can limit prolonged treatment. In addition, patients with chronic diseases commonly take multiple medications, often several times a day, for the remainder of their lives. If patients fail to take drugs as prescribed, they often do not receive the intended benefits or may experience side effects which are harmful or decrease quality of life. These problems become more common as the number of drugs being taken increases, the regimen of dosing becomes more complicated, or the patient ages or becomes cognitively impaired. It is estimated that only half of prescribed medicines are taken correctly.

   The Pharmaceutical Industry. The pharmaceutical industry has traditionally focused on the chemical structure of small molecules to create drugs that can treat diseases and medical conditions. The ability to use these molecules as drugs is based on their potency, safety and efficacy. Therapeutic outcome and ultimately the suitability of a molecule as a drug depends to a large extent on how it gets into the body, distributes throughout the body, reacts with its intended site of action and is eliminated from the body. However, small molecules act at locations throughout the body and are often accompanied by unwanted side effects.

   Most drugs require a minimum level in blood and tissues to have significant therapeutic effects. Above a maximum level, however, the drug becomes toxic or has some unwanted side effects. These two levels define the therapeutic range of the drug. With oral dosing and injections, typically a large quantity of drug is administered to the patient at one time, which results in high blood levels of drug immediately after dosing. Because of these high levels, the patient can be over-medicated during the period immediately following dosing, resulting in wasted drug and possible side effects. Due to distribution processes and drug clearance, the blood level of drug falls as time elapses from the last dose. For some duration, the patient is within the desired therapeutic range of blood levels. Eventually, the blood level of drug falls sufficiently such that the patient becomes under-medicated and experiences little or no drug effect until the next dose is administered.

   When drugs are administered orally, transdermally or by injection, they are absorbed into the systemic circulation and distributed throughout the body. Because the drug is dispersed throughout the body, relatively large quantities are necessary to create the desired effect at the intended site of action. In addition, systemic administration of drugs in this fashion may result in unwanted side effects, because the drug has access to many tissues and organs in the body other than the intended site of action.

   The Biotechnology Industry. Over the past twenty years, the biotechnology revolution and the expanding field of genomics have led to the discovery of huge numbers of proteins and genes. Tremendous resources have been committed in the hope of developing drug therapies that would better mimic the body's own processes and allow for greater therapeutic specificity than is possible with small molecule drugs. Unfortunately, this huge effort has led to only a limited number of therapeutic products. The proteins and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often digested before they can have an effect; if given by injection, they may be destroyed by the body's natural processes before they can reach their intended sites of action. The body's natural elimination processes require frequent, high dose injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited.

   The Drug Delivery Industry. In the last thirty years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable depot formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the drug itself. However, to date, most drug delivery products deliver drug systemically and do not target delivery to the intended site of action. In addition, drug delivery products are generally limited in duration and therefore may be less desirable for treating chronic diseases.

   The Medical Device Industry. Advances in the field of medical device technology have dramatically improved device miniaturization and sophistication and allowed minimally invasive surgical access to remote locations within the body. For example, a coronary bypass patient can be treated with a stent in a procedure with a relatively short recovery, rather than with major surgery. Most devices, however, apply only mechanical solutions, rather than addressing chemical or biological mechanisms of disease.

The DURECT Solution: Pharmaceutical Systems

   We are pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration as well as targeting the delivery of the drug to its intended site of action.

  . The Right Drug: By precisely controlling the dosage and targeting delivery to a specific site, we can expand the therapeutic use of compounds that otherwise would be too potent to be administered systemically, do not remain in the body long enough to be effective, or have significant side effects when administered systemically. This flexibility allows us to work with a variety of drug candidates including small molecules, proteins, peptides or genes.

  . The Right Place: We draw on innovations in the medical device industry to enhance our products. With precise placement of proprietary microcatheters, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminates many side effects caused by delivery of drug to unintended sites in the body, and may reduce the total amount of drug administered to the body.

  . The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, for up to one year, without the fluctuations in drug levels associated with pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

  . The Right Time: Our pharmaceutical systems technology allows drugs to be delivered automatically without intervention of the patient or care-giver. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases that last for months or years. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple injections that create short-term effects. Because our pharmaceutical systems are designed to operate automatically, patient compliance is assured.

DURECT Pharmaceutical Systems Technology

   The technological foundation of our initial products is the DUROS implant technology, coupled with proprietary catheter and drug formulation technology. The DUROS system is a miniature drug-dispensing pump made out of titanium which can be as small as a wooden matchstick. We have licensed the DUROS technology for specified fields of use from ALZA. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the Food and Drug Administration's approval in March 2000 of ALZA's Viadur (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. By leveraging this proven technology, we believe we can reduce our development risk and more rapidly introduce new products to the market.

   Most of the volume of the DUROS system will contain our proprietary drug formulation. The DUROS pump operates like a miniature syringe. Through osmosis, water from the body is slowly drawn through a semi-permeable membrane into the pump by salt residing in the engine compartment. This water fills the engine compartment and slowly and continuously pushes a piston to dispense minute amounts of drug formulation from the drug reservoir. The osmotic engine does not require batteries, switches or other electromechanical parts in order to operate. The amount of drug delivered by the system is regulated by the semi-permeable membrane's control of the rate of body water entering the engine compartment and the concentration of the drug formulation.

   The DUROS system has performance characteristics that cannot be matched by drug delivery pumps on the market today. First, the engine can generate sufficient pressure to deliver highly concentrated and viscous formulations. Second, the system can be engineered to deliver a drug formulation at the desired dosing rate with a high degree of precision, to less than 1/100th of a drop per day on a continuous basis. The titanium shell of the DUROS system protects the drug formulation from degradation by enzymes and clearance processes within the body. As a result, the DUROS system can store drugs for up to one year as they are being released into the body.

   The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically, the DUROS system is placed just under the skin, for example in the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple, quick procedure completed in the doctor's office.

   To deliver drug to a specific site, we are developing proprietary miniaturized catheter technology that can be attached to the DUROS system to direct the flow of drug directly to the target organ, tissue or synthetic medical structure, such as a graft. Site specific delivery enables a therapeutic concentration of a drug to be present at the desired target without exposing the entire body of the patient to a similar dose. The precision, size and performance characteristics of the DUROS system will allow for continuous site-specific delivery to a variety of precise locations within the body.

   By concentrating drug in proprietary formulations, we can store enough drug in our pharmaceutical systems to dose a patient for extended periods of time, for up to one year. Our proprietary formulations of traditional small molecule drugs are much more concentrated than those currently available on the market. Concentrated formulations allow our pharmaceutical systems to be significantly smaller than alternative drug delivery systems available today. We also believe that we can keep these formulations chemically and physically stable for extended periods of time at body temperature. Our formulation expertise, combined with the protection provided by the reservoir of the DUROS system, may allow for the stable storage and delivery of proteins, peptides, and other large molecule agents in a long-term continuous fashion, thus enabling the full therapeutic potential of a wide range of biotechnology compounds.

DURECT Strategy

   Our objective is to develop and commercialize pharmaceutical systems that address significant medical needs and improve patients' quality of life. To achieve this objective, our strategy includes the following key elements:

   Focus on Chronic Debilitating Medical Conditions. Many of the diseases that present the greatest challenges to medicine are chronic, debilitating diseases such as chronic pain, central nervous system disorders, cardiovascular disorders, cancer, degenerative neurological diseases and ear disorders. Our initial efforts will focus on using the versatile DUROS platform technology to develop products that address these diseases.

   Minimize Product Development Risk and Speed Time-to-Market. Initially, we intend to minimize product development risk and speed time-to-market by using the proven DUROS platform to administer drugs for which medical data on efficacy and safety are available. This strategy reduces much of the development risk that is inherent in traditional pharmaceutical product discovery. We anticipate that we can expand the medical usefulness of existing well-characterized drugs in several ways:

  . expand uses or create new uses for existing drugs with clear safety profiles;

  . create new uses for drugs which were previously thought to be too potent to be used safely; and

  .  enhance drug performance by minimizing side effects.

   We anticipate that our products can be more rapidly developed at lower cost than comparable products that are developed purely based on chemical solutions to the problems of efficacy, side effects, stability and delivery of the active agent. This allows us to use potent agents that would otherwise not be available as therapies to treat chronic diseases. It also allows us to innovate more rapidly in the development of products and to respond to market feedback by optimizing our existing products or developing line extensions that address new market needs.

   Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds. We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biotechnology products, such as proteins, peptides and genes. We believe our technology will improve the specificity, potency, convenience and cost-effectiveness of proteins, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the DUROS system may eliminate the need for multiple injections of these drugs. In addition, through the use of our proprietary miniature catheter technology, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

   Expand Our Technology Platforms. In addition to the DUROS technology, we will continue to develop, license and acquire other technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time. For example, in our October 1999 acquisition of IntraEAR, we acquired proprietary products and intellectual property that allow for continuous delivery of fluids to treat inner and middle ear disorders. We have and expect to continue to license or acquire technology from others that will complement our core capabilities.

Product Development Programs

   Our pharmaceutical systems are designed to provide improved treatment efficacy with a high level of precision and quality. Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in the broad areas of focus set forth in the following table:

                                  Delivery
 Area of Focus        Drug         Method       Indications             Status
 -------------        ----        --------      -----------             ------
 Chronic Pain    . Sufentanil    . Systemic . Opioid-Responsive . Initial Phase I trial
                                              Chronic Malignant   completed; Phase II
                                              and Non-Malignant   trial commenced
                                              Pain                December 2000

 Central         . Hydromorphone . Targeted . Cancer Pain       . Preclinical Stage
  Nervous
 System          . Others                   . Others in         . Research Stage
  Disorders                                   Development

 Ear Disorders   . Gentamycin    . Targeted . Meniere's Disease . Preclinical Stage
                 . Others                   . Others in
                                              Development

 Cardiovascular  . Various       . Targeted . Various           . Research Stage
  Diseases

 Vascular Graft  . Various       . Targeted . Various           . Research Stage

 Cancer          . Various       . Targeted . Various           . Research Stage
  Immunotherapy                    or
                                   Systemic

 Chronic Pain

   Market Opportunity. Chronic pain, defined as pain lasting 6 months or longer, is a significant problem associated with chronic diseases, including cancer and various neurological and skeletal disorders. Chronic nonmalignant pain affects as many as 34 million Americans annually. In addition, the National Cancer Institute estimates that 8.4 million Americans alive today have a history of cancer. About 1.2 million new cancer cases were expected to be diagnosed in 2000, and about 50%-70% of cancer patients experience chronic pain during the course of the disease. Sales of opioids for the treatment of chronic malignant and nonmalignant pain are approximately $1 billion. With our lead product, DUROS sufentanil, we intend to target patients with chronic pain that is stable and opioid responsive and results from a variety of causes. Sufentanil is an off-patent, highly potent opioid that is currently used in hospitals as an anesthetic. This product will provide an alternative to current therapies for the treatment of chronic pain, as well as ensuring improved patient compliance and convenience.

   Development Strategy. We are developing a subcutaneous, implantable DUROS-based system that delivers sufentanil systemically at a constant rate for 3 months. We will develop a family of dosage strengths, tailored to meet market needs. An initial Phase I trial using an external pump to test the safety of continuous chronic infusion of the drug was completed in 1999. A Phase II clinical trial commenced in December 2000. Following this trial, we intend to complete the commercial design of this product. These trials are designed to develop data in support of dose selection for later trials and commercial use as well as data to guide physicians in converting patients from previous therapies to the DUROS sufentanil implant.

 Central Nervous System Disorders

   Market Opportunity. Millions of people suffer from chronic diseases and disorders of the central nervous system, including brain and spinal cord tumors, epilepsy, spasticity, spinal meningitis, Parkinson's disease, multiple sclerosis and back disorders. Opportunities exist to apply our pharmaceutical systems for treatment of these disorders. The first central nervous system disorder we will address is end-stage cancer pain. Roughly 550,000 people in the U.S. will die from cancer and cancer-related complications this year. It is estimated that over half of terminal cancer patients experience severe, chronic pain. Infusion of opiates into the spinal fluid has become accepted medical therapy in patients who find high dose oral or transdermal opioids ineffective or who experience side effects that make systemic therapy unacceptable. This method of delivery increases analgesic potency and reduces side effects. However, patients with cancer pain are often not treated with this therapeutic regimen because currently available implantable spinal infusion pumps are only approved for patients with life expectancies of three months or more. Furthermore, external infusion pumps are inconvenient and expose a patient to a risk of infection. A need exists for a minimally invasive, spinal infusion device that has improved cost benefit for end-stage cancer patients with chronic pain.

   Development Strategy. Our strategy is to develop an infusion system that can deliver hydromorphone into the spinal fluid via a catheter. This product will be considerably smaller and less invasive than currently available spinal infusion pumps. Hydromorphone is an opioid that has been approved for treatment of pain. We are currently conducting preclinical studies on this product.

 Middle and Inner Ear Disorders

   Market Opportunity. Inner ear disorders, including tinnitus, hearing loss and Meniere's disease impact the lives of millions of people worldwide. Opportunities may exist to treat these inner ear disorders through continuous low dose application of drug. For example, Meniere's disease is a debilitating inner ear disorder characterized by vertigo, tinnitus, fluctuating hearing loss and aural pressure. In the U.S., it is estimated that Meniere's disease afflicts at least 3 million people with 100,000 new cases being diagnosed each year. Current first line treatments include vestibular suppressants, diet modifications and diuretics. We estimate that about 30 percent of patients receive second line treatments such as large doses of gentamycin or surgery that can destroy inner ear function. These destructive treatments can result in permanent loss of hearing and impair balance. We are researching treatments which therapeutically rather than destructively treat Meniere's disease while minimizing risk of hearing loss and preserving balance function.

   Development Strategy. In October 1999, we acquired substantially all of the assets of IntraEAR, Inc. This acquisition provided us with an extensive intellectual property portfolio related to devices and methods for the delivery of fluids to the round window niche of the middle ear. We are researching pharmaceutical systems that include this proprietary catheter technology to treat intractable inner ear disorders such as Meniere's disease, hearing loss and tinnitus.

 Ongoing Research

   We plan to devote substantial resources to developing multiple products based on our pharmaceutical systems technology in one or more of the areas of focus in the above table or others. For example, we are currently engaged in research on treating chronic cardiovascular diseases and other central nervous system disorders.

Ear Catheter Business

   Our acquisition in October 1999 of substantially all of the assets of IntraEAR, Inc. provided us with catheter technology and products that had previously received 510K marketing clearance from the FDA and European CE Mark approval. We currently market these catheters through a direct sales force in the U.S. and through a network of 13 distributors outside the U.S.

   The Round Window (mu)-Cath and Round Window e-Cath products are dual- and triple-lumen micro-catheters of proprietary design which allow controlled fluid delivery to the round window membrane for treatment of ear disorders. These catheters feature a proprietary tip which is designed to allow the surgeon to secure it in the round window niche of the middle ear. When attached to a commercially available, external infusion pump, such as those manufactured by Disetronic Medical Systems, a variety of therapeutic fluids can be continuously delivered to the round window membrane to potentially treat ear disorders including Meniere's disease, hearing loss and tinnitus. These catheters can be left in place for up to 29 days and can be connected to a syringe or pump for continuous delivery. The dual-lumen design allows the treating physician to add and remove fluid or flush the device without a build-up of air or fluid pressure. The e-Cath design incorporates an additional electrode to allow physicians to record electrical signals related to activities in the ear.

ALZET Business

   In April 2000, we acquired from ALZA the ALZET product and assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides us with an ongoing business making and selling this product worldwide. We currently market the ALZET product through a direct sales force in the U.S. and through a network of 10 distributors outside the U.S.

   The ALZET product is a miniature, implantable osmotic pump used for experimental research in mice, rats and other laboratory animals. These pumps are not approved for use in humans, nor are they intended for such use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to four weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ.

   We believe that the ALZET business provides us with innovative design and application opportunities for potential new products.

Marketing and Sales

   In general, we intend to establish strategic distribution and marketing alliances for our products. We recognize that pharmaceutical companies have established sales organizations in markets we are targeting. We plan to leverage these sales organizations to achieve greater market penetration for our products than we could on our own. Because our first products combine drugs for which medical data on efficacy and safety are available with a proven technology platform, we believe we have the flexibility to enter into these alliances at a later stage of clinical development, when the product development risk is diminished, in order to retain greater economic participation. We may also establish our own sales force when strategically or economically advantageous.

   We have established a small sales force in the U.S. to market our approved catheters for delivering fluids to the inner ear. In addition, we sell our catheters through 13 distributors outside the U.S. We market and sell our ALZET product in the U.S. through a direct sales force, and we have a network of ten distributors for this product outside of the U.S.

   ALZA has an option to exclusively market and distribute DUROS sufentanil in the U.S. and Canada on terms to be negotiated by the parties at arms-length. Should ALZA decide not to exercise its option, we will market and distribute DUROS sufentanil in the U.S. and Canada ourselves or through a third party.

Customers

   Since our acquisition of the ALZET product line in April 2000, we have been dependent on a small number of customers for a substantial portion of our revenues. In fiscal 2000, one customer accounted for more than 10% of our revenues: Muromachi Kikai Co., Ltd. represented 14% of our revenues. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue.

Manufacturing

   The process for manufacturing our pharmaceutical systems is technically complex, requires special skill in aseptic processing, and must be performed in a qualified facility. For our lead product, we subcontract to third-parties the manufacture of components of the DUROS system, which we then assemble. We are in the process of constructing a flexible manufacturing facility to produce product for our Phase III clinical trial and market launch of DUROS sufentanil and to serve as a pilot facility for additional products under development. In addition, we are evaluating alternative strategies to meet our long-term commercial manufacturing needs.

   For the manufacture of our ear catheter products, we have a supply agreement with a third party manufacturer of disposable medical products. Under this agreement, renewable annually, the third party has responsibility for all manufacturing and packaging of finished goods and some regulatory responsibilities. We manufacture our ALZET product in a leased facility located in Vacaville, California.

Development and Commercialization Agreement with ALZA Corporation

   On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation, which was amended and restated on April 28, 1999 and April 14, 2000. Pursuant to this agreement, ALZA granted to us exclusive, world-wide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. We have the exclusive right to commercialize each product developed under the agreement for a period of 20 years from the first commercial sale of the product in the U.S., Canada, Japan, France, Germany, Italy or the United Kingdom. We can extend this commercialization period at our option on a year-by-year basis.

   To maintain the rights granted to us in our licensed fields, we must meet annual minimum development spending requirements totaling $52 million through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. We must also diligently procure required regulatory approvals and commercialize the products in each country in order to maintain commercialization rights for such product in that country. If we fail to meet the various diligence requirements, we may lose our rights to develop, commercialize and manufacture some of our DUROS-based pharmaceutical systems, lose rights to commercialize products in some or all countries, including the U.S., or lose rights in some fields of use, and these rights would revert to ALZA. If we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field.

   Under this agreement, we initiate product development by sending ALZA a written notice containing a description of the proposed product and proposed target dates for key milestones. These target dates are subject to ALZA's reasonable approval and may be adjusted from time to time by mutual agreement. We have the right to subcontract to third parties product development activities including development of components of the DUROS system, provided that design of the DUROS system and other development activities relating to the DUROS system must be performed by ourselves or ALZA unless ALZA permits us to subcontract out such development. We also have the right to partner with third parties to commercialize our products on a product-by-product basis, provided that ALZA has options to distribute our DUROS sufentanil product in the U.S. and Canada and our cancer antigen products which do not incorporate proprietary molecules owned by a third party throughout the world. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party, other than products that are subject to ALZA's option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to commencement of human clinical trials. We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. If ALZA elects to provide development services related to the DUROS system for us, we will pay ALZA its development costs, including research expenses (both direct and indirect, which are billed at a rate of 160% of direct research salaries), general and administrative expenses (at a rate of 80% of direct research salaries) and capital asset expenditures. In the periods from inception (February 6, 1998) to December 31, 1998, and the years ended December 31, 1999 and 2000, we incurred development expenses of $243,000, $1,182,000 and $666,000, respectively, for work performed by ALZA under the Development and Commercialization Agreement relating to our DUROS sufentanil product. ALZA invoices us quarterly for development services performed, with payments due within 30 days of our receipt of the invoice. If ALZA elects to manufacture the DUROS system for us, we will pay ALZA its manufacturing costs plus 25% of such costs. See "Risk Factors--Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us."

   Any inventions and related intellectual property rights developed by us or ALZA under the agreement which relate to the DUROS system or its manufacture or to any combination of the DUROS system with other components, active agents, features or processes, shall be owned exclusively by ALZA. All other inventions and related intellectual property rights developed under the agreement, whether by us or ALZA, shall be owned exclusively by us. In addition, ALZA was granted a non-exclusive license to any proprietary technology we may develop relating to a means of connecting a catheter to the DUROS system. This license was granted in consideration for ALZA abiding by the terms of a market stand-off agreement under which, for a period of two years following the termination of any market stand-off or other similar agreement between ALZA and the underwriters of this offering, ALZA may not dispose of 25% or more of the maximum number of all securities it has owned prior to this offering in any six month period.

   In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock pursuant to a Series A-1 and Series A-2 Preferred Stock Purchase Agreement dated as of June 19, 1998. As additional consideration, ALZA is entitled to receive a royalty on the net sales of products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. Alza is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive, excluding research and development funding, in an amount of 5% of such payment. In addition, commencing upon commercial sale of a product developed under the agreement, we are obligated to make minimum quarterly product payments at an annual rate of 1.5% of projected annual net product sales to ALZA based on our good faith projections for such net product sales, which minimum payments will be fully credited against the product royalty payments we must make to ALZA under the agreement. In connection with an amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to the price per share of our common stock sold in our initial public offering, or $12 per share. The amendments to our development and commercialization agreement with ALZA included a reduction in product royalties and up front payments payable to ALZA by us under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended in geographic scope to cover only the U.S. and Canada, instead of worldwide.

   The term of this agreement is for so long as we are obligated to make product payments to ALZA. Either party has the right to terminate the agreement in the event that the other party breaches a material obligation under the agreement and does not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if, at any time prior to July 2002, we solicit for employment or hire, without ALZA's consent, a person who is or within the previous 180 days has been an employee of ALZA, or if at any time prior to July 2006, we solicit for employment or hire, without ALZA's consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group. In the event that our rights terminate with respect to any product or country, or the agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize products which rights have reverted to ALZA, subject to payment of a royalty to us based on the net sales of the products by ALZA. The agreement is assignable by either party to an acquiror of all or substantially all of such party's business.

Patents, Licenses and Proprietary Rights

   Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2000, we held four issued U.S. patents and one issued foreign patent. Our patents expire at various dates starting in the year 2012. In addition, as of December 31, 2000, we had 15 pending U.S. patent applications and have filed 11 patent applications under the Patent Cooperation Treaty, from which 8 national phase applications are currently pending in Europe, Australia and Canada. In addition, pursuant to our agreement with ALZA, we have a license under a portfolio of pending, issued and future patents of ALZA which may cover our products depending on the attributes of our products.

   Proprietary rights relating to our planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and our pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

   The patent positions of biopharmaceutical companies involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. Our patents or patent applications, or those licensed to us, if issued, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

   Because patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license to continue developing or marketing these products.

   Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to and diversion of effort by us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

   We may rely, in certain circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Government Regulation

   The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. We believe that our initial products will be regulated as drugs by the FDA rather than as biologics or devices, whereas later products may be regulated as combination products with a device designation for all or some of the final product components.

   The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act before our initial products may be marketed in the U.S. generally involves the following:

  .  preclinical laboratory and animal tests;

  . submission of an IND application which must become effective before clinical trials may begin;

  . adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

  .  FDA approval of a new drug application.

   The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely basis, if at all.

   Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. Further, an independent Institutional Review Board at each medical center proposing to conduct the clinical trials must review and approve any clinical study.

   Human clinical trials are typically conducted in three sequential phases which may overlap:

  . PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

  . PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  . PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

   In the case of products for severe diseases, such as chronic pain, or life-threatening diseases such as cancer, the initial human testing is often conducted in patients with disease rather than in healthy volunteers. Since these patients already have the target disease or condition, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase I/II trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

   The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. In addition, the FDA requires surveillance programs to monitor approved products which have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

   In addition to the drug approval requirements applicable to our initial product for the treatment of chronic pain through the Center for Drug Evaluation and Research (CDER), the FDA may require an intercenter consultation review by the Center for Devices and Radiological Health (CDRH). This request for consultation may be based on the device-like nature of a number of aspects of the DUROS technology.

   Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

   Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with good manufacturing practices, which impose procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements.

   The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the FDA Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

   The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Competition

   We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Our DUROS sufentanil product will compete with oral opioids, transdermal opioid patches, and implantable and external infusion pumps which can be used for infusion of opioids. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, AstraZeneca, Arrow International, Tricumed and others. Our spinal hydromorphone product will compete with implantable and external infusion pumps marketed by Medtronic, Arrow International, Tricumed, Abbott, Deltec and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Genetronics, The Liposome Company, Focal, Matrix Pharmaceuticals and others. Although we have exclusivity with respect to our license of the DUROS technology in specific fields of therapy, ALZA is also a potential competitor with technologies other than DUROS.

   Some of these competitors may be addressing the same therapeutic areas or indications as us. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Any products we develop using our pharmaceutical systems technologies will compete in highly competitive markets. Many of our potential competitors in these markets have greater development, financial, manufacturing, marketing, and sales resources than we do and we cannot be certain that they will not succeed in developing products or technologies which will render our technologies and products obsolete or noncompetitive. In addition, many of those potential competitors have significantly greater experience than we do in their respective fields.

Item 2. Properties.

   We are headquartered in Cupertino, California, where we lease approximately 30,000 square feet of space under a lease expiring in January 2004 with options to extend for up to an additional ten years. This facility contains both office and laboratory space and is the site of the manufacturing facility we are constructing. We also lease approximately 7,800 square feet of space in Vacaville, California, which contains manufacturing space for the ALZET product. Our lease of this facility expires in August 2003 with an option to extend for two years. We believe that our existing and planned facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3. Legal Proceedings.

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

   Our common stock has been listed for quotation on the Nasdaq National Market under the symbol "DRRX" since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

                            Fiscal 2000                           High   Low
                            -----------                          ------ ------
   Quarter ended September 30, 2000 (from September 28, 2000)... $18.50 $12.00
   Quarter ended December 31, 2000.............................. $16.37 $ 9.06

   The closing sale price of the common stock as reported on the Nasdaq National Market on March 16th, 2001 was $5.25 per share. As of that date there were approximately 196 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   In March 2000, we sold an aggregate of 3,571,429 shares of our unregistered Series C preferred stock for $7.00 per share for an aggregate price of approximately $25,000,000 to selected institutional and other accredited investors, including, Biotech Growth S.A. (funds controlled by BB Biotech), Brookside Capital Partners Fund, L.P., and the Zesiger Capital Group LLC. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

   In April 2000, we sold 1,000,000 shares of our unregistered common stock and issued a warrant to purchase 1,000,000 shares of our unregistered common stock to ALZA Corporation in exchange for ALZA's agreement to amend the Amended and Restated Development and Commercialization Agreement dated April 28, 1999. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering.

   In the year ending December 31, 2000, we issued 1,833,200 shares of unregistered common stock to our employees and nonemployees pursuant to the exercise of stock options under our 1998 stock option plan and our 2000 stock plan. These options were exercised at a weighted average exercise price of $0.88 per share. These issuances were made in reliance upon Rule 701 promulgated under the Securities Act.

Use of Proceeds from Sales of Registered Securities

   On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters' discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of December 31, 2000, we used $5.3 million for development expenses related to our products including the allocation of certain general and administrative costs, $416,000 for the construction of our new manufacturing facility, and, under the terms of our agreement to purchase the ALZET product line from ALZA Corporation, we were required to make our final payment for inventory following the completion of our initial public offering, in the amount of $805,000. We invested the remainder of the net proceeds in investment grade securities.

   We intend to use the net proceeds of the initial public offering as follows:

  . approximately $40-$60 million to fund development expenses related to our products, including clinical trial expenses;

  . approximately an additional $5-$8 million to fund the development and construction of our manufacturing facility;

  .  to fund the commercialization of our products, once approved; and

  .  for working capital and general corporate purposes.

   We may use a portion of the net proceeds to fund, acquire or invest in complementary businesses or technologies. The amount of cash that we actually expend for any of the described purposes will vary significantly based on a number of factors, including the progress of our research and development and clinical trials, the establishment of collaborative relationships, the cost and pace of establishing and expanding our manufacturing capabilities, the development of sales and marketing activities if undertaken by us and competing technological and market developments. Our management will have significant discretion in applying the net proceeds of this offering.

Item 6. Selected Financial Data.

   The following selected financial and operating data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the period from inception (February 6, 1998) to December 31, 1998, the years ending December 31, 1999 and 2000, and the balance sheet data at December 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The December 31, 1998 balance sheet data is derived from our audited statements not included in this Form 10-K but included in our S-1 filings. Historical operating results are not necessarily indicative of results in the future, and the results for interim periods are not necessarily indicative of the results that may be expected for the entire year. See Note-- 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

                                                                   Period from
                                                                    inception
                                                   Year ended      (February 6,
                                                  December 31,       1998) to
                                                -----------------  December 31,
                                                  2000     1999        1998
                                                --------  -------  ------------
Statement of Operations Data:
Revenue, net..................................  $  3,155  $    86    $   --
Cost of goods sold............................     1,941       39        --
                                                --------  -------    -------
Gross profit..................................     1,214       47        --
                                                --------  -------    -------
Operating expenses:
  Research and development....................    12,669    5,181        466
  Research and development to related party...       666    1,182        243
  Selling, general and administrative.........     4,874    2,109        585
  Amortization of intangible assets...........       850       69        --
  Noncash charges related to stock-based
   compensation...............................     4,978      865        149
                                                --------  -------    -------
Total operating expenses......................    24,037    9,406      1,443
                                                --------  -------    -------
Loss from operations..........................   (22,823)  (9,359)    (1,443)
Other income (expense):
  Interest income.............................     3,103      678        121
  Interest expense............................      (131)     (27)       --
                                                --------  -------    -------
Net other income..............................     2,972      651        121
                                                --------  -------    -------
Net loss......................................   (19,851)  (8,708)    (1,322)
Accretion of cumulative dividends on Series B
 convertible preferred stock..................       972      602        --
                                                --------  -------    -------
Net loss attributable to common stockholders..  $(20,823) $(9,310)   $(1,322)
                                                ========  =======    =======
Basic and diluted net loss per common share...  $  (1.22) $ (1.76)   $ (0.36)
Shares used in computing basic and diluted net
 loss per share...............................    17,120    5,291      3,655

                                                         As of December 31,
                                                       -----------------------
                                                         2000    1999    1998
                                                       -------- ------- ------
                                                           (in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments................ $106,084 $18,933 $7,975
Working capital.......................................  105,060  15,921  7,664
Total assets..........................................  120,612  22,463  8,283
Equipment financing obligations, net of current
 portion..............................................    1,105     189     83
Stockholders' equity..................................  115,254  20,728  7,749

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, 1999, and 1998 should be read in conjunction with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on September 27, 2000, as amended, and our Condensed Financial Statements, including the Notes thereto and "Factors that May Affect Future Results" section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believe," "anticipates," "intends," "plans," "estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Factors that May Affect Future Results" and "Overview" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

   DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes.

   We were founded in February 1998. During that year, we were engaged in negotiating a licensing agreement with ALZA Corporation to gain specified rights to its DUROS system, raising capital, recruiting scientific and management personnel and commencing research and development activities. In late 1998, we filed an investigational new drug application relating to our first product, DUROS sufentanil, a DUROS-based pharmaceutical system for the treatment of chronic pain. In 1999, we began a Phase I clinical trial for DUROS sufentanil using an external pump to test the safety of continuous chronic infusion of this drug, initiated the development of a spinal hydromorphone product, and initiated the research and development of other products based on the DUROS system. In 2000, we prepared for and initiated our Phase II clinical trial for DUROS sufentanil, which included the development of our manufacturing process, developed a prototype of our spinal hydromorphone product, and continued to research and develop other products based on the DUROS system.

   Prior to our initial public offering, we financed operations primarily through the sale of convertible preferred stock, resulting in net proceeds of $53.2 million. Our initial public offering in September 2000, together with the exercise in part of our underwriters' over-allotment option in November 2000, resulted in net proceeds of $84.0 million.

   We have sustained losses since inception. As of December 31, 2000, we had an accumulated deficit of $31.5 million. Our net losses attributable to common stockholders were $20.8, $9.3, and $1.3 million for the fiscal years ended December 31, 2000, 1999, and 1998 respectively.

   These losses have resulted primarily from costs incurred in the research and development of our products, and to a lesser extent, selling, general and administrative costs associated with our operations and product sales. Our research and development expenses consist of salaries and related expenses for research and development personnel, contract research and development services, supplies and a portion of overhead operating expenses.

We expense all of our research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we expand clinical trials and research and development activities. Selling, general and administrative expenses consist primarily of salaries and related expenses for administrative, finance, marketing and executive personnel, legal, accounting and other professional fees and a portion of overhead operating expenses. To support our research and development activities and the additional obligations of a public reporting entity, we expect to increase our selling, general and administrative expenses. We also expect to incur substantial non-cash expenses relating to stock-based compensation. As a result of these factors, we expect to incur significant losses and negative cash flows for the foreseeable future.

   We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. To date, our revenues have been derived from two product lines we acquired.

   In October 1999, we acquired substantially all of the assets of IntraEAR, Inc, a developer and marketer of catheters that permit controlled fluid delivery to the round window membrane of the ear. The total purchase price consisted of 325,023 shares of Series B-1 preferred stock and $320,000 in cash. The acquisition was accounted for using the purchase method of accounting. From the time of the acquisition through December 31, 1999, our sales of catheters resulted in revenues of $86,000. We do not anticipate that revenues derived from catheter sales will increase significantly in the near future. In the future, we may research and develop products that incorporate technology acquired from IntraEAR.

   In April 2000, we acquired from ALZA the ALZET product and assets used primarily in the manufacture, sale and distribution of this product. The ALZET product is a miniature, implantable osmotic pump used for experimental research in mice, rats and other laboratory animals. This acquisition provides us with an ongoing business making and selling this product worldwide. The total purchase price consisted of $8.3 million in cash. The acquisition was accounted for using the purchase method.

   In April 2000, we amended our development and commercialization agreement with ALZA. The amendments included a reduction in product royalties and upfront payments to ALZA by us under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended to cover only the U.S. and Canada instead of worldwide. As consideration, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to the price at which our common stock was to be sold in our initial public offering. At the time of our initial public offering in September 2000, the exercise price was set at $12 per share. The fair value of the stock and warrant of $13.5 million was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders' equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence.

   Since our acquisition of the ALZET product line in April 2000, we have been dependent on a small number of customers for a substantial portion of our revenues. In fiscal 2000, one customer accounted for more than 10% of our revenues: Muromachi Kikai Co., Ltd. represented 14% of our revenues. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue.

   Revenue by geographic region for the fiscal year 2000 and 1999 are as follows:

                                                                   December 31,
                                                                   --------------
                                                                    2000   1999
                                                                   ------- ------
                                                                        (in
                                                                    thousands)
   Sales to unaffiliated customers:
   United States.................................................. $ 2,161 $ 67
   Japan..........................................................     443    5
   Europe.........................................................     371    7
   Other..........................................................     180    7
                                                                   ------- ----
   Total.......................................................... $ 3,155 $ 86
                                                                   ------- ----

   We have a limited history of operations and anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery, and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our products, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our products and to fund operating losses to be incurred in the next several years.

Results of Operations

 Comparison of years ended December 31, 2000 and 1999

   Revenue. Net revenues were $3.2 million in 2000 compared to $86,000 in 1999. We initiated sales in October 1999 following the acquisition of IntraEAR, Inc. and its ear catheter products. Since the acquisition of the ALZET product line in April 2000, our revenues have primarily resulted from sales of ALZET minipumps, with the remainder from our ear catheter products. In the near future, we do not intend to significantly increase our efforts to sell and market either of these product lines and as such do not anticipate that revenues from them will increase significantly.

   Gross profit. Gross profit was $1.2 million or 38% of revenues in 2000 compared to $47,000 or 55% of revenues in 1999. The decrease in gross profit as a percentage of revenues is attributable to higher proportions of sales of the relatively higher cost ALZET minipumps. Cost of goods sold includes manufacturing cost variances that result from the completion of batches of the ALZET product, which may be large relative to our sales. As a result, we expect gross profit as a percentage of revenue related to this product to fluctuate.

   Research and Development. Research and development expenses increased to $13.3 million in 2000 from $6.4 million in 1999. The increase was attributable to increases in research and development personnel and related expenses, contract research and development services, and activity related to the preparation for our Phase II clinical trial relating to DUROS sufentanil, including the manufacturing of product to be used in the trial. As of December 31, 2000, we had 40 research and development employees compared with 23 as of the corresponding date in 1999. We expect research and development expenses to increase as we expand our Phase II and begin our Phase III clinical trials for DUROS sufentanil, continue to hire research and development personnel, continue to develop our spinal hydromorphone product, and research and develop other products.

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

   Year ended December 31,
   -----------------------                                        (in thousands)
      2001.......................................................    $ 8,000
      2002.......................................................     13,000
      2003.......................................................     14,000
      2004*......................................................     17,000
                                                                     -------
        Total minimum funding required...........................    $52,000
                                                                     =======

--------
* Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

   Selling, General and Administrative. Selling, general and administrative expenses increased to $4.9 million in 2000 from $2.1 million in 1999. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. Selling expenses increased following the acquisition of the ALZET product line in April 2000. As of December 31, 2000, we had 22 selling, general and administrative personnel compared with 13 as of the corresponding date in 1999. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to meet the obligations of a public company and support our growth. Selling expenses for subsequent years will be greater as we sell the ALZET products over the entire year.

   Amortization of intangible assets. In connection with our acquisitions of IntraEAR, Inc. and the ALZET product line, we acquired goodwill of $1.9 million and other intangible assets of $4.2 million. Goodwill is amortized over the estimated useful life of 6 years; other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets increased to $850,000 in 2000 from $69,000 in 1999. Amortization of intangibles assets in 1999 resulted from the acquisition of IntraEAR, Inc. in October 1999. The increase in amortization of goodwill and other intangibles in 2000 resulted from the acquisition of the ALZET product line in April 2000 and the amortization of goodwill and other intangibles associated with the IntraEAR acquisition over the entire year.

   The remaining goodwill for both acquisitions at December 31, 2000 was $1.6 million, which will be amortized as follows: $317,000 for each of the years ending December 31, 2001, 2002, 2003 and 2004, $289,000 for the year ending December 31, 2005, and $59,000 for the year ending December 31, 2006. The remaining other intangible assets for both acquisitions at December 31, 2000 was $3.6 million, which will be amortized as follows: $779,000 for each of the years ending December 31, 2001 and 2002, $762,000 for the year ending December 31, 2003, $567,000 for the year ending December 31, 2004, $505,000 for the year ending December 31, 2005, and $167,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may reduce the amortization period or write them off at one time.

   Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $10.3 million in connection with stock options granted to employees and directors through December 31, 2000. Of this amount, we have amortized $5.4 million through December 31, 2000. For 2000, we recorded $5.0 million of stock-based compensation, compared with $865,000 for the year ending December 31, 1999. Of these amounts, employee stock compensation related to the following: cost of goods sold of $65,000 in 2000, and $0 in 1999; research and development expenses of $3.1 million in 2000, and $485,000 in 1999; and selling, general and administrative expenses of $1.3 million in 2000 and $380,000 in 1999.

   Non-employee stock compensation related to research and development expenses was $369,000 in 2000 and $0 in 1999. Non-employee stock compensation related to selling, general and administrative expenses was $250,000 in 2000 and $0 in 1999. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

   The remaining employee deferred stock compensation at December 31, 2000 was $4.8 million, which will be amortized as follows: $2.7 million for the year ending December 31, 2001, $1.4 million for the year ending December 31, 2002, $600,000 for the year ending December 31, 2003, and $51,000 for the year ending December 31, 2004. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

   Other Income (Expense). Interest income increased to $3.1 million in 2000, from $678,000 in 1999. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from the sale of convertible preferred stock in March 2000 and our initial public offering in September 2000. Interest expense was $131,000 in 2000, and $27,000 in 1999. The increase in interest expense was primarily due to increased debt obligations from equipment financings. We expect interest expense to increase as we finance additional equipment.

 Comparison of years ended December 31, 1999 and the period from inception (February 6, 1998) to December 31, 1998

   Revenue. We initiated sales in October 1999 following the acquisition of IntraEAR, Inc. and its ear catheter products. We derived revenues of $86,000 from these products through December 31, 1999. We had no revenues in 1998.

   Gross profit. Gross profit, which was derived from ear catheter products, was $47,000 or 55% of revenues in 1999. We had no gross profit in 1998.

   Research and Development. Research and development expenses increased to $6.4 million in 1999 from $709,000 in 1998. The increase was attributable to increases in contract research and development services, research and development personnel and related expenses, and activity related to our Phase I clinical trials relating to DUROS sufentanil. In 1999, research and development activities were also initiated in other product areas.

   Selling, General and Administrative. Selling, general and administrative expenses increased to $2.1 million in 1999, from $585,000 million in 1998. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth.

   Amortization of intangible assets. In connection with our acquisition of IntraEAR, Inc. in October of 1999, we acquired goodwill of $690,000 and other intangible assets of $770,000. Amortization of intangible assets commenced at the time of the acquisition and was $69,000 for 1999.

   Stock-Based Compensation. We recorded $865,000 of stock-based compensation in 1999 compared with $149,000 in 1998. Of these amounts, employee stock compensation related to the following; research and development expenses of $485,000 in 1999 and $46,000 in 1998, and selling, general and administrative expenses of $380,000 in 1999 and $103,000 in 1998.

   Other Income (Expense). Interest income increased to $678,000 in 1999 from $121,000 in 1998. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from the sale of convertible preferred stock in July 1999. Interest expense was $27,000 in 1999 and resulted from the initiation of payments on an equipment financing obligation.

 Income Taxes

   Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Net operating loss carryforwards........................ $  9,100  $ 3,600
     Capitalized research and development....................      600      --
     Research credit carryforwards...........................      600      --
     Other individually immaterial items.....................      200     (100)
                                                              --------  -------
       Total deferred tax assets.............................   10,500    3,500
   Valuation allowance for deferred tax assets...............  (10,500)  (3,500)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
                                                              ========  =======

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7,000,000 and $2,950,000 during 2000 and 1999, respectively.

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $24,000,000 which expire at various dates beginning in 2006 through 2020, if not utilized. We also had federal and state research and development tax credits of approximately $600,000 which expire at various dates beginning in 2018 through 2020, if not utilized.

   Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

Liquidity and Capital Resources

   For the year ended December 31, 2000, excluding $3.2 million of inventory acquired related to the purchase of the ALZET product line, cash expenditures for operating activities and additions to capital equipment were $15.5 million. We anticipate that these expenditures will increase in future periods.

   From inception through the time of our initial public offering in September 2000, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. On September 28, 2000 we raised $76.2 million, net of issuance costs, through an initial public offering of our common stock, and in November 2000, we raised $7.8 million from the exercise of our underwriter's over-allotment. We had cash, cash equivalents, and investments totaling $106.1 million, $18.9 million, and $8.0 million at December 31, 2000, 1999 and 1998, respectively.

   Working capital was $105.1 million, $15.9 million, and $7.7 million at December 31, 2000, 1999, and 1998, respectively. The increase in 2000 compared to 1999 was primarily attributable to the sale of common stock in our initial public offering and the sale of Series C convertible preferred stock, partially offset by operating losses of $22.8 million and an increase in accrued and other current liabilities of $2.7 million. The increase in 1999 compared to 1998 was primarily attributable to the sale of Series B convertible preferred stock, partially offset by operating losses of $9.4 million and an increase in accounts payable and other current liabilities of $1.0 million.

   We used $14.9 million, $7.3 million, and $885,000 of cash for operations in the years ended December 31, 2000 and 1999, and the period from inception to December 31, 1998, respectively. The increase in 2000 compared to 1999 was primarily attributable to increased operating losses and the acquisition of ALZET inventory, offset by increased noncash charges related to stock awards, depreciation and amortization. The increase in 1999 compared to 1998 was primarily attributable to increased operating losses, offset by increased noncash charges related to stock compensation, depreciation and amortization.

   We used $52.7 million, $16.2 million, and $62,000 of cash in investing activities in the years ended December 31, 2000 and 1999, and the period from inception to December 31, 1998, respectively. The increase in uses of investing cash in 2000 compared to 1999 was primarily due to purchases of short-term investments, intangible assets related to the ALZET product, and equipment. The increase in use of investing cash in 1999 compared to 1998 was due to increases in purchases of short-term investments, equipment and leasehold improvements.

   We received $110.4 million, $19.3 million, and $8.9 million of cash from financing activities in the years ended December 31, 2000 and 1999, and the period from inception to December 31, 1998, respectively. Cash received from financing activities in 2000 was primarily the result of our initial public offering, and in 1999, from the sale of convertible preferred stock. In the year ending December 31, 2000 we received $1.6 million of net equipment financing. Cash received from financing activities in 1998 was primarily the result of the sale of convertible preferred stock.

   We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. We anticipate incurring capital expenditures of at least $4.0 million over the next 12 months to construct and equip our DUROS manufacturing facility, and to purchase research and development equipment. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products. Assets relating to our manufacturing facilities will be depreciated over their useful lives, which is generally between three and ten years.

   We believe that our existing cash, cash equivalents and investments, together with available equipment financing and the net proceeds from our initial public offering will be sufficient to finance our planned operations and capital expenditures through at least 18 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

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

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset of liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS 133 will not have a material effect on the financial statements, since we currently do not invest in derivative instruments or engage in hedging activities.

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

Factors that May Affect Future Results

   In addition to the other information in this Form on 10-K, the following factors should be considered carefully in evaluating our business and prospects:

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

  . developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system; and

  . demonstrating the drug formulation will be stable for commercially reasonable time periods.

   The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. For our lead product, DUROS sufentanil and our second product, DUROS hydromorphone, we have not yet determined the drug dosages we intend to use for commercialization nor finalized the commercial design. We are continuing testing of these products and exploring possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete the design of these products. In addition, we may not be able to develop dosages that will be safe and effective or compatible with the pharmaceutical system for a commercially reasonable treatment and storage period. If we are unable to complete development of these or other products, we will not be able to earn revenue, which would materially harm our business.

 We must conduct and satisfactorily complete clinical trials for our pharmaceutical systems

   Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. We have completed an initial Phase I clinical trial for our lead product, DUROS sufentanil, using an external pump to test the safety of continuous chronic infusion of the drug, and we initiated a Phase II clinical trial for this product in December 2000. We are conducting pre-clinical studies on our second product, DUROS hydromorphone. We plan to continue extensive and costly clinical trials to assess the safety and effectiveness of DUROS sufentanil, DUROS hydromorphone and our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects.

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

   We also have the right to use the DUROS technology to deliver systemically and by catheter:

  .  sufentanil to treat chronic pain; and

  .  select cancer antigens.

   We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA's prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. Furthermore, to maintain our rights under this license agreement, we must meet annual minimum development spending requirements totaling $52.0 million to develop products in some or all of these fields through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. In order to maintain commercialization rights for our products in the U.S. and any foreign countries, we must diligently develop our products, procure required regulatory approvals and commercialize the products in these countries. If we fail to meet the various diligence requirements, we may:

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

 We have limited manufacturing experience and may not be able to manufacture sufficient quantities of our products at an acceptable cost

   We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We have not yet completed development of the manufacturing process for any of our pharmaceutical systems, and DURECT has limited experience in developing such manufacturing processes. If we fail to develop manufacturing processes to permit us to manufacture our pharmaceutical systems at an acceptable cost, then we may not be able to commercialize our pharmaceutical systems. To date, we do not own manufacturing facilities necessary to provide clinical and commercial quantities of our products. We currently manufacture sub-assemblies of our DUROS-based pharmaceutical systems. We intend to complete the final steps of the manufacturing of our DUROS-based pharmaceutical systems at our manufacturing facility once it is completed. If we are unable to build or qualify our manufacturing facility, or are unable to do so in a timely manner, we may be required to rely on third party contractors to perform the final manufacturing steps of our DUROS-based pharmaceutical systems. See "We rely heavily on third parties to support development, clinical testing and manufacturing of our products." Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system.

   We are currently building a manufacturing facility, and we expect that this facility, once built, will allow us to manufacture product for our Phase III clinical trial and commercial launch of our DUROS sufentanil product and for clinical trials of our DUROS hydromorphone product as well as other products on a pilot scale. The manufacture of our DUROS-based pharmaceutical systems is a complex process, and any facility that we build must comply with federal and state good manufacturing practices regulations. DURECT has no experience building facilities, and we may not be able to build a facility that would support our requirements of product, or complete construction in a timely manner or at currently anticipated costs. If the costs of building a new manufacturing facility significantly exceed our expectations, our operating results will be harmed.

   Our new facility will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to obtain and maintain certifications for complying with these regulations. If we fail to build and qualify a manufacturing facility in time to meet our product requirements or at currently anticipated costs, or fail to obtain and maintain certification for compliance with good manufacturing practices regulation, we could experience a delay in our clinical trials and the commercial sale of our DUROS- based pharmaceutical systems.

   In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture the ALZET product at a leased facility. We have limited experience manufacturing this product, and we may not be able to successfully or consistently manufacture this product at an acceptable cost, if at all.

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

   Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of December 31, 2000, we have completed an initial Phase I clinical trial for our DUROS sufentanil product using an external pump to test the safety of continuous chronic infusion of the drug, and have initiated a Phase II clinical trial, but have not begun our Phase III trial of this product, or initiated clinical trials for any other products. We are currently conducting prelinical studies on our second product, DUROS hydromorphone. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

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

 We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

   We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2000, had an accumulated deficit of approximately $31.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

 We do not own the trademark "DUROS" and any competitive advantage we derive from the name may be impaired by third-party use

   ALZA owns the trademark "DUROS." Because ALZA is also developing and marketing DUROS-based systems, and may license third parties to do so, there may be confusion in the market between ALZA, its potential licensees and us, and this confusion could impair the competitive advantage, if any, we derive from use of the DUROS name. In addition, any actions taken by ALZA or its potential licensees that negatively impact the trademark "DUROS" could negatively impact our reputation and result in reduced sales of our DUROS- based pharmaceutical systems.

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

 If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

   Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 2000, we held four issued U.S. patents and one issued foreign patent. In addition, we have 15 pending U.S. patent applications and have filed 11 patent applications under the Patent Cooperation Treaty, from which 8 national phase applications are currently pending in Europe, Australia and Canada. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

 We rely heavily on third parties to support development, clinical testing and manufacturing of our products

   We rely on third party contract research organizations, service providers and suppliers to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

   We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements, which expires in September 2004. Other than this agreement, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

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

   If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. DURECT has only limited experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build a sales force, the cost of establishing such a sales force may exceed our product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well- funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

 Future deferred compensation expenses and non-cash charges may adversely impact or delay our profitability

   We recorded deferred compensation expenses related to stock option grants made through December 31, 2000, which will be amortized as follows: $2.7 million for the year ending December 31, 2001; $1.4 million for the year ending December 31, 2002; $600,000 for the year ending December 31, 2003; and $51,000 for the year ending December 31, 2004. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued a warrant to ALZA with a deemed value of approximately $6.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.

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

  . increased costs associated with the acquisition and operation of the new businesses or technologies;

  . the risks associated with the assimilation of new technologies, operations, sites and personnel;

  .  the diversion of resources from our existing business and technologies;

  . the inability to generate revenues to offset associated acquisition costs;

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

 Future sales of our common stock may depress our stock price

   Commencing on March 27, 2001, which was 180 days after the date of our initial public offering, as many as 34,173,026 shares of our common stock became available for sale in the public market, subject to applicable securities laws. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, these sales could create the perception to the public of difficulties or problems in our business. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

 We have broad discretion over the use of our cash and investments, and their investment may not yield a favorable return

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2000, approximately 57% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 41% of our investment portfolio matures less than 90 days from the date of purchase.

   In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate. The average interest rates were 10.63% and 8.80% in 2000 and 1999, respectively. At December 31, 2000 and 1999, the Company had loans outstanding in the amounts of $189,000 and $322,000, respectively.

   The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2000 by year of maturity (dollars in thousands):

                                                       2001     2002    Total
                                                     --------  ------  --------
   Cash equivalents:
     Fixed rate..................................... $ 21,610     --   $ 21,610
     Average fixed rate.............................     6.58%    --       6.58%
     Variable rate.................................. $ 25,280     --   $ 25,280
     Average variable rate..........................     6.82%    --       6.82%
   Short-term investments:
     Fixed rate..................................... $ 52,830     --   $ 52,830
     Average fixed rate.............................     6.58%    --       6.58%
     Variable rate.................................. $  4,900     --   $  4,900
     Average variable rate..........................     6.75%    --       6.75%
   Long-term investments:
     Fixed rate..................................... $    --   $1,652  $  1,652
     Average fixed rate.............................      --     7.26%     7.26%
                                                     --------  ------  --------
   Total investment securities...................... $104,620  $1,652  $106,272
                                                     --------  ------  --------
   Average rate.....................................     6.63%   7.26%     6.65%
                                                     --------  ------  --------

   The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 1999 by year of maturity (dollars in thousands):

                                                       2000     2001    Total
                                                     --------  ------  --------
   Cash equivalents:
     Fixed rate..................................... $  3,713     --   $  3,713
     Average fixed rate.............................     6.24%    --       6.24%
     Variable rate.................................. $     82     --   $     82
     Average variable rate..........................     5.70%    --       5.70%
   Short-term investments:
     Fixed rate..................................... $ 12,735     --   $ 12,735
     Average fixed rate.............................     5.98%    --       5.98%
     Variable rate..................................      --      --        --
     Average variable rate..........................      --      --        --
   Long-term investments:
     Fixed rate..................................... $    --   $2,335  $  2,335
     Average fixed rate.............................      --     6.37%     6.37%
                                                     --------  ------  --------
   Total investment securities...................... $ 16,530  $2,335  $ 18,865
                                                     --------  ------  --------
   Average rate.....................................     6.02%   6.37%     6.06%
                                                     --------  ------  --------

Item 8. Financial Statements and Supplementary Data.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
DURECT Corporation

   We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (February 6, 1998) to December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from inception (February 6, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 9, 2001

                               DURECT CORPORATION

                                 BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 46,702  $  3,863
  Short-term investments...................................   57,730    12,735
  Accounts receivable, net of allowance of $226 and $5,
   respectively............................................    1,261        97
  Inventories..............................................    2,682       188
  Prepaid expenses and other current assets................      938       584
                                                            --------  --------
Total current assets.......................................  109,313    17,467
Property and equipment, net................................    4,472     1,271
Intangible assets, net.....................................    5,175     1,390
Long-term investments......................................    1,652     2,335
                                                            --------  --------
    Total assets........................................... $120,612  $ 22,463
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $    658  $    483
  Accrued liabilities......................................      923       429
  Accrued construction in progress.........................    1,673       --
  Accrued contract manufacturing...........................      248       --
  Accrued liabilities to related party.....................       54       321
  Contract research liability..............................      290       180
  Equipment financing obligations, current portion.........      407       133
                                                            --------  --------
    Total current liabilities..............................    4,253     1,546
Equipment financing obligations, noncurrent portion........    1,105       189

Stockholders' equity:
  Convertible Preferred stock, issuable in series--$0.0001
   par value, 10,000 and 24,242 shares authorized at
   December 31, 2000 and 1999, respectively; no shares and
   23,931 issued and outstanding at December 31, 2000 and
   1999 respectively.......................................      --          2
  Common stock, $0.0001 par value: 110,000 and 41,542
   shares authorized at December 31, 2000 and 1999
   respectively; 46,565 and 8,502 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................        4         1
  Additional paid-in capital...............................  165,638    34,642
  Notes receivable from stockholders.......................     (652)      (33)
  Deferred compensation....................................   (4,830)   (3,252)
  Deferred royalties and commercial rights.................  (13,480)      --
  Accumulated other comprehensive income...................       29       --
  Accumulated deficit......................................  (31,455)  (10,632)
                                                            --------  --------
Stockholders' equity.......................................  115,254    20,728
                                                            --------  --------
    Total liabilities and stockholders' equity............. $120,612  $ 22,463
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                               DURECT CORPORATION

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   Period from
                                                                    inception
                                                   Year ended      (February 6,
                                                  December 31,       1998) to
                                                -----------------  December 31,
                                                  2000     1999        1998
                                                --------  -------  ------------
Revenue, net..................................  $  3,155  $    86    $   --
Cost of goods sold(1).........................     1,941       39        --
                                                --------  -------    -------
Gross profit..................................     1,214       47        --
                                                --------  -------    -------
Operating expenses:
  Research and development....................    12,669    5,181        466
  Research and development to related party...       666    1,182        243
  Selling, general and administrative.........     4,874    2,109        585
  Amortization of intangible assets...........       850       69        --
  Noncash charges related to stock-based
   compensation(1)............................     4,978      865        149
                                                --------  -------    -------
Total operating expenses......................    24,037    9,406      1,443
                                                --------  -------    -------
Loss from operations..........................   (22,823)  (9,359)    (1,443)
Other income (expense):
  Interest income.............................     3,103      678        121
  Interest expense............................      (131)     (27)       --
                                                --------  -------    -------
Net other income..............................     2,972      651        121
                                                --------  -------    -------
Net loss......................................   (19,851)  (8,708)    (1,322)
Accretion of cumulative dividends on Series B
 convertible preferred stock..................       972      602        --
                                                --------  -------    -------
Net loss attributable to common stockholders..  $(20,823) $(9,310)   $(1,322)
                                                ========  =======    =======
Net loss per common share, basic and diluted..  $  (1.22) $ (1.76)   $ (0.36)
                                                ========  =======    =======
Shares used in computing basic and diluted net
 loss per share...............................    17,120    5,291      3,655
                                                ========  =======    =======
--------
(1) Stock-based compensation related to the following:

  Cost of goods sold..........................  $     65  $   --     $   --
  Research and development....................     3,426      485         46
  Selling, general and administrative.........     1,552      380        103
                                                --------  -------    -------
                                                $  5,043  $   865    $   149
                                                ========  =======    =======


        The accompanying notes are an integral part of these statements.

                              DURECT CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                   Convertible                                                      Deferred
                    Preferred                               Notes                  Royalties   Accumulated
                      Stock     Common Stock  Additional  Receivable                  and         Other
                  ------------- -------------  Paid-In       From       Deferred   Commercial Comprehensive Accumulated
                  Shares Amount Shares Amount  Capital   Stockholders Compensation   Rights      Income       Deficit
                  ------ ------ ------ ------ ---------- ------------ ------------ ---------- ------------- -----------
Issuance of
 common stock to
 founders for
 cash...........     --   $ --  8,400   $ 1    $    29       $ --       $   --        $ --        $ --       $    --
Issuance of
 Series A-1
 convertible
 preferred stock
 for license
 rights.........   5,600    --    --     --        --          --           --          --          --            --
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $277..   5,636     1    --     --      5,359         --           --          --          --            --
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $66...   2,907    --    --     --      3,568        (36)          --          --          --            --
Deferred
 compensation
 related to
 stock options..     --     --    --     --        670         --          (521)        --          --            --
Net loss........     --     --    --     --        --          --           --          --          --         (1,322)
                  ------  ----  -----   ---    -------       ----       -------       ----        ----       --------
Balance at
 December 31,
 1998...........  14,143     1  8,400     1      9,626        (36)         (521)        --          --         (1,322)
Issuance of
 common stock
 upon exercise
 of stock
 options for
 notes
 receivable and
 cash...........     --     --    102    --         34        (33)          --         ---          --            --
Repayment of
 notes
 receivable.....     --     --    --     --        --          36           --          --          --            --
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $21...      99    --    --     --        103          7           --          --          --            --
Issuance of
 Series B
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $880..   9,364     1    --     --     19,251         --           --          --          --            --
Issuance of
 Series B-1
 convertible
 preferred stock
 in connection
 with the
 acquisition of
 IntraEar.......     325    --    --     --      1,430         --           --          --          --            --
Deferred
 compensation
 related to
 stock options..     --     --    --     --      3,596         --        (2,731)        --          --            --
Accretion of
 cumulative
 dividends on
 Series B
 convertible
 preferred
 stock..........     --     --    --     --        602         --           --          --          --           (602)
Net loss........     --     --    --     --        --          --           --          --          --         (8,708)
                  ------  ----  -----   ---    -------       ----       -------       ----        ----       --------
Balance at
 December 31,
 1999...........  23,931  $  2  8,502   $ 1    $34,642       $(33)      $(3,252)      $ --        $ --       $(10,632)
                  ======  ====  =====   ===    =======       ====       =======       ====        ====       ========
                      Total
                  Stockholders'
                     Equity
                  -------------
Issuance of
 common stock to
 founders for
 cash...........     $    30
Issuance of
 Series A-1
 convertible
 preferred stock
 for license
 rights.........         --
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $277..       5,360
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $66...       3,532
Deferred
 compensation
 related to
 stock options..         149
Net loss........      (1,322)
                  -------------
Balance at
 December 31,
 1998...........       7,749
Issuance of
 common stock
 upon exercise
 of stock
 options for
 notes
 receivable and
 cash...........           1
Repayment of
 notes
 receivable.....          36
Issuance of
 Series A-2
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $21...         103
Issuance of
 Series B
 convertible
 preferred stock
 for cash, net
 of issuance
 costs of $880..      19,252
Issuance of
 Series B-1
 convertible
 preferred stock
 in connection
 with the
 acquisition of
 IntraEar.......       1,430
Deferred
 compensation
 related to
 stock options..         865
Accretion of
 cumulative
 dividends on
 Series B
 convertible
 preferred
 stock..........         --
Net loss........      (8,708)
                  -------------
Balance at
 December 31,
 1999...........     $20,728
                  =============

                              DURECT CORPORATION

                                (in thousands)

                   Convertible                                                        Deferred
                    Preferred                                 Notes                  Royalties   Accumulated
                      Stock       Common Stock  Additional  Receivable                  and         Other
                  --------------- -------------  Paid-In       From       Deferred   Commercial Comprehensive Accumulated
                  Shares   Amount Shares Amount  Capital   Stockholders Compensation   Rights      Income       Deficit
                  -------  ------ ------ ------ ---------- ------------ ------------ ---------- ------------- -----------
Balance at
December 31,
1999 (carried
forward)........   23,931   $ 2    8,502  $ 1    $ 34,642     $ (33)      $(3,252)    $    --       $ --       $(10,632)
Issuance of a
warrant to
purchase 31
shares of
convertible
preferred stock
to equipment
lessor..........      --     --      --    --         190       --            --           --         --            --
Exercise of a
warrant for
common stock by
an equipment
lessor..........      --     --       27   --         --        --            --           --         --            --
Issuance of
common stock
upon exercise of
stock options
for notes
receivable and
cash............      --     --    1,833   --         747      (619)          --           --         --            --
Issuance of
Series C
convertible
preferred stock
for cash net of
issuance costs
of $45..........    3,572    --      --    --      24,955       --            --           --         --            --
Issuance of
common stock net
of issuance cost
of $7 and a
warrant to
purchase 1,000
shares of common
stock to ALZA
corporation for
commercial
rights and
reduced
royalties.......      --     --    1,000   --      13,473       --            --           --         --            --
Deferred
royalties and
commercial
rights..........      --     --      --    --         --        --            --       (13,480)       --            --
Accretion of
cumulative
dividends on
Series B
convertible
preferred
stock...........      --     --      --    --         972       --            --           --         --           (972)
Issuance common
stock in initial
public offering
at $12.00 per
share net of
issuance costs
of $8,361.......      --     --    7,700    1      84,038       --            --           --         --            --
Conversion of
convertible
preferred stock
to common stock
upon initial
public
offering........  (27,503)   (2)  27,503    2         --        --            --           --         --            --
Deferred
compensation
related to stock
options.........      --     --      --    --       6,002       --         (1,578)         --         --            --
Noncash charges
related to stock
options issued
to
nonemployees....      --     --      --    --         619       --            --           --         --            --
Net unrealized
gain in
available-for-
sale
securities......      --     --      --    --         --        --            --           --         29            --
Net loss........      --     --      --    --         --        --            --           --         --        (19,851)
Total
comprehensive
net loss........      --     --      --    --         --        --            --           --         --            --
                  -------   ---   ------  ---    --------     -----       -------     --------      ----       --------
Balance at
December 31,
2000............      --    $--   46,565  $ 4    $165,638     $(652)      $(4,830)    $(13,480)     $ 29       $(31,455)
                  =======   ===   ======  ===    ========     =====       =======     ========      ====       ========
                      Total
                  Stockholders'
                     Equity
                  -------------
Balance at
December 31,
1999 (carried
forward)........    $ 20,728
Issuance of a
warrant to
purchase 31
shares of
convertible
preferred stock
to equipment
lessor..........         190
Exercise of a
warrant for
common stock by
an equipment
lessor..........         --
Issuance of
common stock
upon exercise of
stock options
for notes
receivable and
cash............         128
Issuance of
Series C
convertible
preferred stock
for cash net of
issuance costs
of $45..........      24,955
Issuance of
common stock net
of issuance cost
of $7 and a
warrant to
purchase 1,000
shares of common
stock to ALZA
corporation for
commercial
rights and
reduced
royalties.......      13,473
Deferred
royalties and
commercial
rights..........     (13,480)
Accretion of
cumulative
dividends on
Series B
convertible
preferred
stock...........         --
Issuance common
stock in initial
public offering
at $12.00 per
share net of
issuance costs
of $8,361.......      84,039
Conversion of
convertible
preferred stock
to common stock
upon initial
public
offering........         --
Deferred
compensation
related to stock
options.........       4,424
Noncash charges
related to stock
options issued
to
nonemployees....         619
Net unrealized
gain in
available-for-
sale
securities......          29
Net loss........     (19,851)
                  -------------
Total
comprehensive
net loss........     (19,822)
                  -------------
Balance at
December 31,
2000............    $115,254
                  =============

       The accompanying notes are an integral part of these statements.

                               DURECT CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Period from
                                                                     inception
                                                  Year ended        (February 6,
                                                 December 31,         1998) to
                                               ------------------   December 31,
                                                 2000      1999         1998
                                               --------  --------   ------------
Cash flows from operating activities
Net loss.....................................  $(19,851) $ (8,708)    $(1,322)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..............     1,500       311           5
  Noncash charges related to stock-based
   compensation..............................     5,043       865         149
  Changes in assets and liabilities:
    Accounts receivable......................    (1,164)      (97)        --
    Inventory................................    (2,494)     (188)        --
    Prepaid expenses and other assets........      (354)     (444)       (140)
    Accounts payable.........................       175       430          53
    Accrued liabilities......................     2,415       274         155
    Accrued liabilities to related party.....      (267)      118         203
    Contract research liability..............       110       168          12
                                               --------  --------     -------
      Total adjustments......................     4,964     1,437         437
                                               --------  --------     -------
      Net cash and cash equivalents used in
       operating activities..................   (14,887)   (7,271)       (885)

Cash flows from investing activities
Purchase of equipment........................    (3,801)   (1,016)        (62)
Purchase of investments......................   (58,277)  (15,070)        --
Proceeds from maturities of short-term
 investments.................................    13,994       --          --
Payment for acquisition of IntraEar, net.....       --        (69)        --
Acquisition of intangible assets.............    (4,636)      --          --
                                               --------  --------     -------
      Net cash and cash equivalents used in
       investing activities..................   (52,720)  (16,155)        (62)
                                               --------  --------     -------
Cash flows from financing activities
Net proceeds from equipment financing
 obligations.................................     1,611       --          --
Payments on equipment financing obligations..      (280)      (78)        --
Net proceeds from issuances of common stock..    84,160        37          30
Net proceeds from issuances of convertible
 preferred stock.............................    24,955    19,355       8,892
                                               --------  --------     -------
      Net cash and cash equivalents provided
       by financing activities...............   110,446    19,314       8,922
                                               --------  --------     -------
Net increase (decrease) in cash and cash
 equivalents.................................    42,839    (4,112)      7,975
Cash and cash equivalents at beginning of
 period/year.................................     3,863     7,975         --
                                               --------  --------     -------
Cash and cash equivalents at end of
 period/year.................................  $ 46,702  $  3,863     $ 7,975
                                               ========  ========     =======
Supplemental disclosure of cash flow
 information
Equipment financed through an equipment
 loan........................................  $    --   $    289     $   111
                                               ========  ========     =======
Cash paid during the year for interest.......  $     81  $     27     $   --
                                               ========  ========     =======
Notes receivable issued in connection with
 exercise of stock options...................  $    619  $     33     $    36
                                               ========  ========     =======
Issuance of Series B-1 convertible preferred
 stock for assets acquired in acquisition of
 IntraEar....................................  $    --   $  1,430     $   --
                                               ========  ========     =======
Issuance of warrants to equipment lessor.....  $    190  $    --      $   --
                                               ========  ========     =======
Issuance of stock and warrants to Alza
 Corporation.................................  $ 13,480  $    --      $   --
                                               ========  ========     =======

        The accompanying notes are an integral part of these statements.

                              DURECT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Operations and Basis of Presentation

   DURECT Corporation (the "Company") was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for chronic disorders that require continuous dosing. The Company's lead product is for the treatment of chronic pain. Additionally, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters used in the treatment of ear disorders.

   The Company was in the development stage through 1999. In 2000, the Company entered its lead product into Phase II clinical trials, commenced manufacturing of its osmotic pump products, and expanded its research and development and product sales efforts. Accordingly, the Company is no longer in the development stage.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

 Cash Equivalents and Marketable Securities

   The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities of greater than 90 days but less than one year are classified as short-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in interest income. There were no realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

   The Company invests its excess cash in debt instruments of financial institutions and corporations, and money market funds with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities with the objectives of maintaining safety and liquidity, while maximizing yield.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company maintains cash, cash equivalents and investments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

   Universities, pharmaceutical companies and hospitals account for a substantial portion of the trade receivables; collateral for these receivables is generally not required by the Company. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

   The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations.

                              DURECT CORPORATION

   The Company maintains cash, cash equivalents and investments with various financial institutions. The Company performs periodic evaluations of the relative credit quality of its investments.

 Customer Concentrations

   A limited number of customers have accounted for a substantial portion of the Company's revenues. In fiscal 2000, one customer accounted for more than 10% of our revenues: Muromachi Kikai Co., Ltd. represented 14% of the Company's revenues.

   Revenue by geographic region for the fiscal years 2000 and 1999 are as follows:

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                            (in thousands)
   Sales to unaffiliated customers:
   United States......................................    $2,161        $67
   Japan..............................................       443          5
   Europe.............................................       371          7
   Other..............................................       180          7
                                                          ------        ---
     Total............................................    $3,155        $86
                                                          ======        ===

 Inventories

   Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   Inventories consisted of the following (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Raw materials......................................    $  190       $ --
   Work in process....................................     1,279         --
   Finished goods.....................................     1,213         188
                                                          ------       -----
     Total inventories................................    $2,682       $ 188
                                                          ======       =====

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or terms of the related leases, whichever are shorter.

 Acquired intangible assets and goodwill

   Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company's acquisitions accounted for using the purchase method. Amortization of these purchased intangibles and goodwill is calculated on the straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. Amortization of these purchased intangibles and goodwill is included in operating expenses. Acquired in-process research and development without alternative future use is charged to operations when acquired.

                              DURECT CORPORATION

 Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (" SFAS 121"), the Company reviews long-lived assets, including property and equipment, intangible assets and other long term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Impairment, if any, is assessed using discounted cash flows. Through
December 31, 2000, there have been no such losses.

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

 Revenue Recognition

   Revenue from the sale of products is recognized at the time product is shipped to customers, provided no continuing obligation exists and the collectability of the amounts owed is reasonably assured. The Company maintains consigned inventory at customer locations for certain products. For these products, revenue is recognized at the time the Company is notified that the device has been used. The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses when incurred to this allowance. The Company does not provide price protection or allow a right of return for products sold to distributors.

 Research and Development Expenses

   Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed, generally ratably over the period of service. Purchased research and development is recognized in purchase business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recorded as intangible assets.

 Comprehensive Loss

   The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive loss and its components in the financial statements. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. The Company's

                              DURECT CORPORATION
comprehensive loss through December 31, 1999 was the same as its net loss. For the year ended December 31, 2000, the Company's total comprehensive loss was $19,822,000 compared to its net loss of $19,851,000.

 Segment Reporting

   Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable business segments during any of the periods from inception to December 31, 2000.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with current year presentation.

 Net Loss Per Share

   Basic net loss per share and diluted net loss per share are computed in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e. options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. Through December 31, 2000, the Company had not had any issuances or grants for nominal consideration other than the shares issued to the founders.

                              DURECT CORPORATION

   Pro forma basic and diluted net loss per share amounts are computed as described above and also gives effect, under SEC guidance, to the conversion of convertible preferred stock (using the if-converted method) as though it had happened on the original date of issuance. The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                                   Period from
                                                                    inception
                                                   Year ended      (February 6,
                                                  December 31,       1998) to
                                                -----------------  December 31,
                                                  2000     1999        1998
                                                --------  -------  ------------
Net loss....................................... $(19,851) $(8,708)   $(1,322)
  Less: accumulated dividend on Series B
   preferred stock.............................      972      602        --
                                                --------  -------    -------
Net loss available to common stockholders...... $(20,823) $(9,310)   $(1,322)
                                                ========  =======    =======
Basic and diluted weighted average shares:
  Weighted-average shares of common stock
   outstanding.................................   19,752    8,407      8,400
  Less: weighted-average shares subject to
   repurchase..................................   (2,632)  (3,116)    (4,745)
                                                --------  -------    -------
  Weighted-average shares used in computing
   basic and diluted net loss per share........   17,120    5,291      3,655
                                                ========  =======    =======
Basic and diluted net loss per share........... $  (1.22) $ (1.76)   $ (0.36)
                                                ========  =======    =======
Pro forma:
  Net loss..................................... $(19,851) $(8,708)   $(1,322)
                                                ========  =======    =======
  Shares used above............................   17,120    5,291      3,655
  Pro forma adjustment to reflect weighted
   effect of assumed conversion of convertible
   preferred stock.............................   19,539   18,480      8,080
                                                --------  -------    -------
  Shares used in computing pro forma basic and
   diluted net loss per share..................   36,659   23,771     11,735
                                                ========  =======    =======
Pro forma basic and diluted net loss per
 share......................................... $  (0.54) $ (0.37)   $ (0.11)
                                                ========  =======    =======

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect the adoption of SFAS 133 to materially impact the results of its operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its current revenue recognition policies comply with SAB 101.

                              DURECT CORPORATION

   In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective on July 1, 2000, and the Company adopted it at that time. The impact of adoption of FIN 44 was not material to the operating results and financial position of the Company.

2. Agreements with ALZA

   In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation ("ALZA") for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of up front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding. Under the terms of this agreement, the Company is required to meet annual minimum development spending requirements and develop a minimum number of products.

   As provided for in the license agreement, the Company may pursue a number of products in specified fields of use using the DUROS technology. However, to maintain its rights under the agreement, the Company must commit to a minimum annual level of product development funding with the amount and duration of such funding in each field varying over time.

   The future minimum annual product development funding required under the ALZA agreement for all fields of use is as follows (in thousands):

   Year ended December 31,
     2001.............................................................. $ 8,000
     2002..............................................................  13,000
     2003..............................................................  14,000
     2004..............................................................  17,000
                                                                        -------
   Total minimum funding required...................................... $52,000
                                                                        =======

   The agreement may be terminated by the Company, by providing ninety days written notice to ALZA, or when the Company ceases to have royalty payment obligations to ALZA (at least 20 years).


   In the years ended December 31, 2000 and 1999, and the period from inception (February 6, 1998) to December 31, 1998, the Company incurred development expenses of $666,000, $1,182,000, and $243,000, respectively, for work performed by ALZA, of which $941,000, $1,064,000 and $40,000 was paid during the years ended December 31, 2000 and 1999, and the period from inception (February 6, 1998) to December 31, 1998, respectively. At December 31, 2000 and 1999, $45,000 and $321,000 respectively, were included in accrued liabilities.

   In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and up-front payments to ALZA by the Company under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended in geographic scope to cover only the U.S. and Canada instead of worldwide. As consideration for these amendments, ALZA received 1,000,000 shares of the Company's common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price equal to the price at which the Company sold its common stock in its initial public offering (See Note 8). The deemed fair value of the stock and the warrant was $13.5 million (See Note 8). This value was recorded as additional paid-in capital and

                              DURECT CORPORATION
deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders' equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. The Company will periodically evaluate the recoverability of these amounts and assess whether an indicator of impairment has occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from the clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

3. Acquisitions

 IntraEAR

   On October 1, 1999, the Company acquired substantially all of the assets of IntraEAR, Inc. ("IntraEAR") for a total cost of approximately $1,797,000 (consisting of $320,000 in cash, 325,023 shares of Series B-1 convertible preferred stock, and transaction costs of approximately $46,000). IntraEAR developed and commercialized products that permit controlled fluid delivery to the round window membrane of the ear. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values, as follows:

   Tangible assets................................................... $  297,000
   Patents...........................................................    410,000
   Developed technology..............................................     90,000
   Other intangibles.................................................    310,000
   Goodwill..........................................................    690,000
                                                                      ----------
     Total purchase price............................................ $1,797,000
                                                                      ==========

   The acquisition of IntraEAR has been accounted for as a purchase, with the results of IntraEAR's operations included in the Company's results of operations from the date of acquisition. The unaudited pro forma information, had the acquisition of IntraEAR occurred at the beginning of 1999, is as follows (in thousands, except per share amounts):

                                                                     Year ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
   Revenue.........................................................   $   364
   Net loss........................................................   $(9,292)
   Net loss per common share, basic and diluted....................   $ (1.76)

   The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

   Intangible assets represent the excess of total acquisition cost of IntraEAR over the fair value of identifiable net assets of businesses acquired. Intangible assets are amortized using the straight-line method over their estimated useful lives over periods ranging from four to seven years. Management periodically reviews the carrying amount of goodwill and other intangible assets to assess their continued recoverability. Accumulated amortization of patents, developed technology, goodwill and other intangibles totaled $256,000 and $69,000 at December 31, 2000 and 1999, respectively.

 Alzet

   On April 14, 2000, the Company acquired from ALZA the ALZET product line and certain assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides the Company with

                              DURECT CORPORATION
an ongoing business of making and selling this product worldwide. The total purchase price consisted of approximately $8.3 million in cash. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values, as follows:

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
                                                                      ----------
     Total purchase price............................................ $8,270,000
                                                                      ==========

   The acquisition of the ALZET product has been accounted for as a purchase, with the results of ALZET's operations included in the Company's results of operations from the date of acquisition. The unaudited pro forma information, had the acquisition of the ALZET product occurred at the beginning of 1999, is as follows (in thousands, except per share amounts):

                                                                Year ended
                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
   Revenue.................................................. $  4,229  $ 3,933
   Net loss.................................................  (19,873)  (8,893)
   Net loss per common share, basic and diluted............. $  (1.22) $ (1.68)

   The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

   Intangible assets represent the excess of the total acquisition cost of the ALZET product over the fair value of identifiable net assets of businesses acquired. Intangible assets are amortized using the straight-line method over their estimated useful lives over periods ranging from four to six years. Management periodically reviews the carrying amount of goodwill and other intangible assets to assess their continued recoverability. Accumulated amortization of completed technology, goodwill and other intangibles totaled $599,000 at December 31, 2000.

4. Financial Instruments

   The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

   The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported in a separate component of stockholders' equity. The fair values are based upon quoted market prices.

   The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                              DURECT CORPORATION

   The following is a summary of available-for-sale securities as of December 31, 2000 and 1999 (in thousands):

                                     December 31, 2000
                         ----------------------------------------- December 31, 1999
                                                         Estimated  Amortized Cost
                         Amortized Unrealized Unrealized   Fair      and Estimated
                           Cost       Gain       Loss      Value      Fair Value
                         --------- ---------- ---------- --------- -----------------
Money market fund....... $  5,280     $ --       $ --    $  5,280       $    82
Commercial paper........   61,751       --        (17)     61,734        18,783
Auction Rate
 Securities.............   20,000       --         --      20,000           --
Market Auction
 Preferreds.............    4,900       --         --       4,900           --
Corporate Bonds and
 Notes..................    7,935       29         --       7,964           --
Others..................    6,377       17         --       6,394           --
                         --------     ----       ----    --------       -------
                         $106,243     $ 46       $(17)   $106,272       $18,865
                         ========     ====       ====    ========       =======
Reported as:
  Cash equivalents...... $ 46,898     $ --       $ (8)   $ 46,890       $ 3,795
  Short-term marketable
   securities...........   57,705       31         (6)     57,730        12,735
  Long-term marketable
   securities...........    1,640       12         --       1,652         2,335
                         --------     ----       ----    --------       -------
                         $106,243     $ 43       $(14)   $106,272       $18,865
                         ========     ====       ====    ========       =======

   As of December 31, 1999, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial.

   The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2000 and 1999, by contractual maturity (in thousands):

                                        December 31, 2000
                            ----------------------------------------- December 31, 1999
                                                            Estimated     Cost and
                            Amortized Unrealized Unrealized   Fair        Estimated
                              Cost       Gain       Loss      Value      Fair Value
                            --------- ---------- ---------- --------- -----------------
   Mature in one year or
    less................... $104,603     $31        $(14)   $104,620       $16,530
   Mature after one year
    through two years......    1,640      12          --       1,652         2,335
                            --------     ---        ----    --------       -------
     Total................. $106,243     $43        $(14)   $106,272       $18,865
                            ========     ===        ====    ========       =======

5. Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Equipment.................................................... $2,237  $1,161
   Leasehold improvement........................................    385     155
   Construction-in-progress.....................................  2,657     162
                                                                 ------  ------
                                                                  5,279   1,478
   Less accumulated depreciation................................   (807)   (207)
                                                                 ------  ------
   Equipment, net............................................... $4,472  $1,271
                                                                 ======  ======

                              DURECT CORPORATION

   At December 31, 2000 and 1999, financed equipment totaled approximately $2,011,000 and $400,000, respectively. Accumulated depreciation for this equipment was $593,000 and $102,000 as of December 31, 2000 and 1999, respectively.

6. Equipment Financing Obligations

   In October 1998, the Company financed the purchase of certain equipment through a bank loan. The loan was renewed in April 1999 and the amount of the loan was increased to $400,000 from $250,000 in June 1999, with an interest rate increase to 1.25% plus the bank's base rate from 0.5% plus the bank's base rate, respectively (effective rates of 10.75% and 9.75% as of December 31, 2000 and 1999). This loan is repayable in equal monthly installments over three years (payments commenced in April 1999). This equipment loan is secured by substantially all of the Company's assets.

   In January 2000, the Company amended and restated the loan agreement to include a one-time advance of $750,000. This advance is repayable in monthly installments of principal and interest over 42 months with a balloon payment of $75,000 due at the end of the term. The interest rate was 3.49% through January 2001 and will increase to 15.02% thereafter. Simultaneously, the Company entered into a lease agreement with the same bank that allows the Company to finance up to $1,500,000 of future equipment purchases and leasehold improvements. The payment terms of the lease are substantially the same as the loan, with a 10 percent balloon payment due at the end of the lease. Lease payments include interest rates ranging from 13.01% to 13.55% as of December 31, 2000. Both the loan and the lease are secured by the equipment financed.

   In connection with these agreements, the Company issued warrants to the bank to purchase 31,395 shares of Series B-1 preferred stock at $2.15 per share. The warrants expire on December 16, 2006, and, unless exercised sooner, will be automatically exercised, on a net exercise basis, in the event of an initial public offering on the first date the bank is permitted to sell the shares without restriction. The fair value of the warrants was determined to be $190,000, calculated using the Black-Scholes option pricing model, using the following assumptions: dividend rate of zero; contractual term of seven years; risk-free interest rate of 6%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and debt discount and is being amortized as interest expense over the term of the loan. In November 2000, the bank exercised the warrant, resulting in the issuance of 27,126 shares of common stock.

   Aggregate future minimum lease payments on equipment financing obligations are due as follows (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
   2001............................................................       636
   2002............................................................       698
   2003............................................................       601
   2004............................................................       139
                                                                       ------
   Total minimum lease and principal payments......................     2,074
   Less: Amount representing interest..............................      (562)
                                                                       ------
   Present value of future lease payments..........................     1,512
   Less: Current portion of equipment financing obligations........      (407)
                                                                       ------
   Long-term portion of equipment financing obligations............    $1,105
                                                                       ======

   The carrying value of the Company's equipment financing obligations approximates their fair value. The fair value of the Company's equipment loan is estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                              DURECT CORPORATION

7. Commitments

   The Company leases its office and research facility under a noncancelable operating lease which expires in January 2004, with two options to extend the lease for 5 years each. The company also leases its manufacturing facility under a noncancelable operating lease which expires in August 2003, with one option to extend the lease for a period of 2 years. The Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term which has scheduled rental payment increases. Rent expense under this operating lease was $627,000 $313,000 and $80,000, for the years ended December 31, 2000 and 1999, and the period from inception (February 6, 1998) to December 31, 1998, respectively.

   Future minimum lease payments under this noncancelable lease are as follows (in thousands):

   Year ended December 31,
     2001................................................................    868
     2002................................................................    894
     2003................................................................    871
     2004................................................................    134
                                                                          ------
                                                                          $2,767
                                                                          ======

   Through April 2000, the Company subleased office space to a third party. Sublease income under this lease, which offsets rent expense recognized, was $137,000, $360,000, and $0 for, the years ended December 31, 2000 and 1999, and the period from inception (February 6, 1998) to December 31, respectively. In April 2000, the Company cancelled this sublease.

8. Stockholders' Equity

 Preferred Stock

   Holders of Series A-1, A-2, and B-1 convertible preferred stock were entitled to noncumulative dividends of $0.05, $0.05, and $0.13975, respectively, if and when declared by the board of directors. No such dividends were declared prior to the conversion of these shares into common stock (see below).

   Holders of Series B convertible preferred stock were entitled to receive cumulative dividends at the rate of $0.13975 per share per annum on each outstanding share of Series B convertible preferred stock, payable quarterly when, as, and if declared by the board of directors. Such dividends accrued on each share from July 16, 1999, and continued to accrue on a day-to-day basis whether or not declared. Accumulation of dividends on the Series B convertible preferred stock did not bear interest. Cumulative dividends with respect to Series B convertible preferred stock which were accrued and/or in arrears were forgiven upon conversion of such shares to common stock.

   In March 2000, the Company completed a private placement of 3,571,429 shares of Series C convertible preferred stock at $7.00 per share, resulting in net cash proceeds of approximately $25.0 million. Holders of Series C preferred stock were entitled to annual noncumulative dividends of $0.35 per share when and if declared by the board of directors. No dividends had been declared at the time of conversion of such shares into common stock.

   Upon the completion of the Company's initial public offering (see below), all outstanding convertible preferred stock converted on a one-to-one basis into an aggregate of 27,502,660 shares of common stock.

                              DURECT CORPORATION

 Common Stock

   In September 2000, the company completed its initial public offering, in which it sold 7,000,000 shares of common stock at a price of $12 per share. The net proceeds of the offering, after deducting underwriters' discounts and other offering expenses, were approximately $76.2 million.

   In November 2000, the underwriters of the company's initial public offering of common stock exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million.

   Concurrent with the initial public offering, the Board of Directors amended the articles of incorporation to increase the authorized stock of the Company to 120,000,000, consisting of 110,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 46,565,486 shares of common stock outstanding as of December 31, 2000.

   As of December 31, 2000, the Company's founders owned 8,400,000 shares of common stock. The founders' common stock is subject to the Company's right of repurchase upon termination of their employment at the original issue price, and to the extent the Company elects not to exercise its right of repurchase, the remaining founders and certain stockholders may exercise the repurchase right. Initially 66 2/3% of the founders' shares were subject to repurchase, but such repurchase rights lapse over time at the rate of 1.85% for each completed month of employment (until all shares are released from the repurchase option). As of December 31, 2000, an aggregate of 316,000 shares of the founders' stock remained subject to repurchase.

   As described in Note 2, in April 2000 the Company amended and restated its development and commercialization agreement with ALZA. As consideration for these amendments, ALZA received 1,000,000 shares of the Company's common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price equal to the price at which the Company sold its common stock in its initial public offering. The common stock issued to ALZA was valued at $7.00 per share. The deemed fair value of the stock and the warrant was $13.5 million. The fair value of the warrant was determined to be $6,480,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $12.00 per share; no dividends; contractual term of four years; risk-free interest rate of 6%; and expected volatility of 64%.

   As of December 31, 2000, shares of common stock reserved for future issuance consisted of the following:

                                                                    December 31,
                                                                        2000
                                                                    ------------
   Warrants to purchase common stock...............................  1,000,000
   Stock options outstanding.......................................  1,299,682
   Stock options available for grant...............................    198,368
                                                                     ---------
                                                                     2,498,050
                                                                     =========

 Incentive Stock Plans

   In March 1998, the Company adopted the DURECT Corporation 1998 Stock Option Plan under which incentive stock options and nonstatutory stock options may be granted to employees, directors of, or consultants to, the Company and its affiliates. In January 2000, the Company reduced the number of shares available for issuance under this plan by 296,500, and ceased granting options from this plan.

                              DURECT CORPORATION

   In January 2000, the Company's Board of Directors and stockholders adopted the DURECT Corporation 2000 Stock Option Plan, under which incentive stock options and nonstatutory stock options and stock purchase rights may be granted to employees, consultants and nonemployee directors. The 2000 Stock Option Plan was amended by written consent of the Board of Directors in March 2000 and written consent of the stockholders in August 2000. A total of 1,796,500 shares of common stock have been reserved for issuance under this plan.

   Options granted under the 1998 and 2000 Stock Option Plans ("Plans") expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant.

   The option price of an incentive stock option granted to an employee or of a nonstatutory stock option granted to any person who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company (or any parent or subsidiary) shall be no less than 110% of the fair market value per share on the date of grant. The option price of an incentive stock option granted to any other employee shall be no less than 100% of the fair market value per share on the date of grant. The option price of a nonstatutory stock option that is granted to any other person shall be no less than 85% of the fair market value per share on the date of grant.

   Activity under the Stock Plans through December 31, 2000 is as follows:

                                                                       Weighted-
                                              Shares                    Average
                                            Available   Number of      Exercise
                                            for Grant     Shares         Price
                                            ----------  ----------     ---------
   Shares authorized.......................  1,000,000         --          --
   Options granted.........................   (804,000)    804,000       $0.10
                                            ----------  ----------
   Balance at December 31, 1998............    196,000     804,000       $0.10
   Shares authorized.......................  1,000,000         --          --
   Options granted.........................   (934,500)    934,500       $0.35
   Options exercised.......................        --     (102,500)      $0.35
   Options canceled........................     35,000     (35,000)      $0.35
                                            ----------  ----------
   Balance at December 31, 1999............    296,500   1,601,000       $0.23
   Shares authorized, net..................  1,500,000         --          --
   Options granted......................... (1,598,132)  1,598,132       $5.55
   Options exercised.......................        --   (1,833,200)      $0.88
   Options canceled........................        --      (66,250)(1)   $0.14
                                            ----------  ----------
   Balance at December 31, 2000............    198,368   1,299,682       $6.52
                                            ==========  ==========

--------
(1) Options to purchase 66,250 shares of common stock granted under the 1998 Stock Option Plan were cancelled and not available for future grant.

   The Company recorded deferred compensation in connection with certain stock option grants, net of forfeitures, of $6.0 million in 2000, $3,596,000 in 1999 and $670,000 in 1998. The Company amortized deferred compensation of $4.4 million in 2000, $865,000 in 1999, and $149,000 in 1998. The remaining deferred compensation at December 31, 2000 was $4.8 million, which will be amortized as follows: $2.7 million for the year ending December 31, 2001, $1.4 million for the year ending December 31, 2002, $600,000 for the year ending December 31, 2003, and $51,000 for the year ending December 31, 2004.

   The weighted-average grant-date fair value of options granted was $2.73 in 2000, $0.12 in 1999 and $0.02 in 1998.

                              DURECT CORPORATION

   In 1999 and 2000, Durect issued options to purchase 102,975 shares of common stock to several third party consultants in exchange for services. In connection with these options to purchase common stock, Durect recorded a non-cash charge of $619,000 in its statement of operations for the year ended December 31, 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

   The following table summarizes the information about stock options outstanding at December 31, 2000:

                              Weighted-
                               Average   Weighted-             Weighted-
     Range of     Number of   Remaining   Average   Number of   Average
     Exercise      Options   Contractual Exercise    Options   Exercise
      Price      Outstanding    Life       Price   Exercisable   Price
     --------    ----------- ----------- --------- ----------- ---------
                             (In years)
      $0.10         187,500     7.68      $ 0.10     187,500    $ 0.10
      $0.35         224,350     8.70      $ 0.35     224,350    $ 0.35
      $1.00         139,150     9.26      $ 1.00     139,150    $ 1.00
      $6.00         111,927     9.56      $ 6.00      24,975    $ 6.00
      $9.00           6,500     9.72      $ 9.00         --     $ 9.00
   $11.63-14.25     630,255     9.92      $11.91         --     $11.91
                  ---------                          -------
                  1,299,682     9.29      $ 6.52     575,975    $ 0.67
                  =========                          =======

   As of December 31, 1999, outstanding options to purchase an aggregate of 211,000 shares of common stock were vested and exercisable at a weighted-average exercise price per share of $0.10. As of December 31, 2000, outstanding options to purchase an aggregate of 116,825 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $0.64.

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if the Company accounted for its employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. The fair value of each option granted through the period from inception (February 6, 1998) to December 31, 1998, the year ended December 31, 1999, and the period from the beginning of 2000 to the time of the initial public offering, were estimated on the date of grant using the minimum value method, with the following weighted-average assumptions:

                                                                   Period from
                                                                    inception
                                                  Year ended      (February 6,
                                                 December 31,         1998)
                                               ----------------- to December 31,
                                                 2000     1999        1998
                                               --------- ------- ---------------
   Risk-free interest rate....................  5.3-6.5%    6.0%        4.5%
   Expected dividend yield....................    --       --          --
   Expected life of option.................... 3.5 years 5 years     5 years

   For the period following the Company's initial public offering, the Black Scholes methods was used to calculate the fair value of the options granted. This method included the above assumptions as well as an estimated volatility of the Company's common stock of 64%.

                              DURECT CORPORATION

   For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company accounted for its employee stock options under the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                                 Period from
                                                                  inception
                                               Year ended       (February 6,
                                              December 31,          1998)
                                            -----------------  to December 31,
                                              2000     1999         1998
                                            --------  -------  ---------------
   Net loss--as reported................... $(20,823) $(9,310)     $(1,322)
   Net loss--pro forma..................... $(21,176) $(9,330)     $(1,325)
   Basic and diluted net loss per share.... $  (1.22) $ (1.76)     $ (0.36)
   Basic and diluted net loss per share--
    pro forma.............................. $  (1.24) $ (1.76)     $ (0.36)

 2000 Employee Stock Purchase Plan

   In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 150,000 shares of common stock have been reserved for issuance under the purchase plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months' duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the initial public offering.

 2000 Directors' Stock Option Plan

   In March 2000, the Board of Directors adopted the 2000 Directors' Stock Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under this plan. The directors' plan provides that each person who becomes a nonemployee director of the Company after the effective date of this offering will be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option shall vest in full at the end of one year. No shares have been issued under the directors' plan.

                              DURECT CORPORATION

9. Income Taxes

   Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Net operating loss carryforwards........................ $  9,100  $ 3,600
     Capitalized research and development....................      600      --
     Research credit carryforwards...........................      600      --
     Other individually immaterial items.....................      200     (100)
                                                              --------  -------
   Total deferred tax assets.................................   10,500    3,500
   Valuation allowance for deferred tax assets...............  (10,500)  (3,500)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
                                                              ========  =======

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7,000,000 and $2,950,000 during 2000 and 1999, respectively.

   As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $24,000,000 which expire at various dates beginning in 2006 through 2020, if not utilized. The Company also had federal and state research and development tax credits of approximately $600,000 which expire at various dates beginning in 2018 through 2020, if not utilized.

   Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

10. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

                                             Second                          Fourth
                          First Quarter      Quarter      Third Quarter      Quarter
                          --------------  --------------  --------------  --------------
                           2000    1999    2000    1999    2000    1999    2000    1999
                          ------  ------  ------  ------  ------  ------  ------  ------
Revenue, net............  $   83  $  --   $  998  $  --   $1,101  $  --   $  973  $   86
Gross profit............      47     --      423     --      456     --      288      47
Net loss attributable to
 common stockholders....  $4,705  $1,284  $5,153  $2,068  $6,031  $2,353  $4,933  $3,607
Basic and diluted net
 loss per share.........  $(0.71) $(0.28) $(0.65) $(0.41) $(0.62) $(0.43) $(0.11) $(0.60)

11. Subsequent Event (unaudited)

   On March 22, 2001, the Company signed a noncancelable operating lease for an office facility. This lease commences in June 2001, expires in May 2006, and has two options to extend the lease term for up to an additional eight years. The monthly payments under this noncancelable operating lease increase over the term of the lease and are between $102,000 and $119,000. Future minimum lease payments under this noncancelable lease are not included in Note 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The directors and executive officers of DURECT Corporation and their ages as of March 16, 2000 are as follows:

                Name              Age                  Position
                ----              ---                  --------
                                      Chairman, Chief Scientific Officer and
   Felix Theeuwes, D.Sc. ........  63 Director
                                      President, Chief Executive Officer and
   James E. Brown, D.V.M. .......  44 Director
   Thomas A. Schreck.............  43 Chief Financial Officer and Director
   Edward M. Gillis..............  39 Vice President, Engineering
   Randolph M. Johnson, Ph.D. ...  50 Vice President, Preclinical Research
   Jean I Liu....................  32 Vice President, Legal and General Counsel
                                      Vice President, Regulatory and
   Judy A. Magruder..............  42 Development
                                      Vice President, Business and Commercial
   Timothy S. Nelson.............  37 Development
   Scott M. Wheelwright, Ph.D. ..  46 Vice President, Manufacturing
   James R. Butler(2)............  60 Director
   John L. Doyle(2)..............  69 Director
   Douglas A. Lee(1).............  36 Director
   Matthew V. McPherron(1)(2)....  36 Director
   Armand P. Neukermans..........  60 Director
   Albert L. Zesiger(1)..........  71 Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee

   Felix Theeuwes, D.Sc. co-founded DURECT in February 1998 and has served as our Chairman, Chief Scientific Officer and a Director since July 1998. He is also currently a consultant to ALZA Corporation, a pharmaceutical and drug delivery company which is an affiliate of us. Prior to that, Dr. Theeuwes held various positions at ALZA Corporation, including President of New Ventures from August 1997 to August 1998, President of ALZA Research and Development from 1995 to August 1997, President of ALZA Technology Institute from 1994 to April 1995 and Chief Scientist from 1982 to June 1997. Dr. Theeuwes is also a director of Genetronics, a medical device company, and several private companies. Dr. Theeuwes holds a D.Sc. degree in Physics from the University of Leuven (Louvain), Belgium. He also served as a post-doctoral fellow and visiting research assistant professor in the Department of Chemistry at the University of Kansas and has completed the Stanford Executive Program.

   James E. Brown, D.V.M. co-founded DURECT in February 1998 and has served as our President, Chief Executive Officer and a Director since June 1998. He previously worked at ALZA Corporation as Vice President of Biopharmaceutical and Implant Research and Development from June 1995 to June 1998. Prior to that, Dr. Brown held various positions at Syntex Corporation, a pharmaceutical company, including Director of Business Development from May 1994 to May 1995, Director of Joint Ventures for Discovery Research from April 1992 to May 1995, and held a number of positions including Program Director for Syntex Research and Development from October 1985 to March 1992. Dr. Brown holds a B.A. from San Jose State University and a D.V.M. (Doctor of Veterinary Medicine) from the University of California, Davis where he also conducted post-graduate work in pharmacology and toxicology.

   Thomas A. Schreck co-founded DURECT in February 1998 and served as Chief Executive Officer, Chief Financial Officer and President from February 1998 to June 1998. Since June 1998, he has served as our Chief

Financial Officer and a Director. Prior to founding DURECT, he founded and was President of Schreck Merchant Group, Inc., an investment bank specializing in private placements and mergers and acquisitions, from June 1994 to February 1998. Mr. Schreck also founded and served as Risk Manager to Genesis Merchant Group/Portola Capital Partners, L.P., a convertible arbitrage fund, from 1993 to 1994. He also served as a Manager of the Convertible Securities Department at Montgomery Securities, from 1988 to 1991. Mr. Schreck holds a B.A. from Williams College.

   Edward M. Gillis has served as our Vice President of Engineering since March 2000. Prior to that, Mr. Gillis served as our Executive Director of Engineering from April 1999 to March 2000. Prior to that, he served as our Director of Engineering from October 1998 to April 1999. From March 1997 to October 1998, Mr. Gillis served as the Director of Pilot Manufacturing and Process Engineering at EndoTex Interventional Systems, a private medical device company. From July 1993 to March 1997, Mr. Gillis served as Director of Catheter Ablation Product Development and Manufacturing Engineering Manager at Cardiac Pathways Corporation, a medical device company. Mr. Gillis holds a B.S. in Biological Sciences and an M.S. in Plastics Engineering from the University of Lowell.

   Randolph M. Johnson, Ph.D. has served as our Vice President of Preclinical Research and Director of CNS (Central Nervous System) Programs since September 1998. From July 1995 to September 1998, Dr. Johnson held various positions at Roche Bioscience, a pharmaceutical company. From July 1995 to October 1997, Dr. Johnson served as the Department Head of Neurobiology, Center for Biological Research and from October 1997 to September 1998, as the Department Head of Molecular & Cellular Biochemistry, Center for Biological Research. From January to June 1995, Dr. Johnson served as the Director of Preclinical Development at Syntex Development Research, a pharmaceutical company. Dr. Johnson holds a B.S. in Zoology from California State University, Long Beach, an M.A. in Biology-Physiology from California State University, Long Beach and a Ph.D. in Biomedical Science-Pharmacology from the University of South Carolina School of Medicine. In addition, he was a Postdoctoral Research Associate in the Department of Pharmacology at the University of Virginia School of Medicine.

   Jean I Liu has served as our Vice President of Legal and General Counsel since February 1999. Previously, from October 1998, Ms. Liu served as our Vice President of Legal. Prior to that, Ms. Liu worked as an attorney at Venture Law Group, a law firm, from May 1997 to October 1998. Ms. Liu worked as an attorney at Pillsbury Madison & Sutro LLP, a law firm, from September 1993 to May 1997. Ms. Liu holds a B.S. in Cellular & Molecular Biology from University of Michigan, an M.S. in Biology from Stanford University and a J.D. from Columbia University School of Law.

   Judy A. Magruder has served as our Vice President of Regulatory and Development since February 2000. From March 1999 to February 2000, Ms. Magruder served as our Executive Director of Regulatory and Product Development. Prior to that, Ms. Magruder served as Director of Product Development at Vascular Therapeutics, Inc., a private pharmaceuticals company, from January 1998 to March 1999. Ms. Magruder held various positions at ALZA Corporation, including Head of Program Management, Implant Development and a Research Scientist from February 1996 to January 1998, Product Development Manager/Program Manager as well as Research Scientist from January 1991 to February 1996, and Chemist from May 1984 to April 1989. Ms. Magruder holds a B.S. in Animal Science from the University of California, Davis and an M.B.A. from Santa Clara University.

   Timothy S. Nelson has served as our Vice President of Business and Commercial Development since September 1998. Previously, Mr. Nelson held various positions at Medtronic, Inc., a medical device company, including Business Director of Neurological Division, Europe, Middle East and Africa from June 1996 to September 1998, and Manager of Drug Delivery Ventures and Business Development from August 1992 to June 1996. Mr. Nelson holds a Bachelor of Chemical Engineering degree from the University of Minnesota and a Master of Management degree with Distinction from the J.L. Kellogg Graduate School of Management, Northwestern University.

   Scott M. Wheelwright, Ph.D. has served as our Vice President of Manufacturing since February 2000. Previously, Dr. Wheelwright was the Vice President of Development and Manufacturing at Calydon, Inc., a privately held biotechnology company developing cancer therapeutics, from March 1998 to February 2000. From October 1992 to March 1998, he served as Senior Director of Process Development, Manufacturing and Engineering at Scios Inc., a biotechnology company. Dr. Wheelwright holds a B.S. in Chemical Engineering from the University of Utah, a Ph.D. in Chemical Engineering from the University of California, Berkeley, and conducted post-doctoral research at the Max Planck Institute for Biophysics in Frankfurt, Germany.

   James R. Butler has served as a Director since July 1999. Mr. Butler is currently an employee of ALZA where he holds two positions. Mr. Butler joined ALZA in July 1993 as Vice President of Sales and Marketing and in January 2000, Mr. Butler became the Group Vice President of ALZA International. Mr. Butler is also a director of Aronex Pharmaceuticals, a pharmaceutical company and OMP, Inc., a medical products company. Mr. Butler holds a B.A. in Business Administration from the University of Florida.

   John L. Doyle has served as a Director since February 2000. Mr. Doyle is currently an independent consultant. In 1957, he joined Hewlett-Packard, a computer company, where from 1957 to 1991 he served in several manufacturing and general management positions, including the Vice President of Personnel from 1976 to 1980, Vice President of Research and Development from 1980 to 1984, Executive Vice President of the Computer Sector from 1984 to 1988, and of Business Development until his retirement in 1991. Mr. Doyle is also a director of Analog Devices Inc., a semiconductor company, Dupont Photomasks Inc., a manufacturer of semiconductor manufacturing equipment, and Xilinx Inc., a semiconductor company. Mr. Doyle studied naval architecture at Glasgow University and holds a B.S. in Mechanical Engineering as well as an M.S. in Electrical Engineering and Business from Stanford University.

   Douglas A. Lee has served as a Director since June 1998. Mr. Lee joined The Dr. Spock Company, Inc., a parenting media company, in February 2000, and became its President and Chief Executive Officer in April 2000. From September 1997, until joining The Dr. Spock Company, Mr. Lee served as Managing Director of Premier Medical Partner Fund L.P., a health care venture capital fund. From October 1995 to February 1997, Mr. Lee worked at Guidant Corporation, a medical device company, where he was Vice President and Chief Financial Officer of its new ventures and corporate business development group. Mr. Lee is also a Director of Atrionix, Inc., a private medical device company and The Dr. Spock Company, Inc. Mr. Lee holds a B.S. from the University of California, Berkeley and an M.B.A. from the University of Chicago.

   Matthew V. McPherron has served as a Director since July 1999. Since June 1998, Mr. McPherron has been a Director of Brookside Capital Partners Fund, L.P. Previously, Mr. McPherron served as the President and Chief Operating Officer of US Carelink, a health care internet company from September 1997 to March 1998. From August 1993 to September 1997, Mr. McPherron served in a number of roles at Medtronic, Inc., most recently as the Global Marketing Manager for Pain Therapy. Mr. McPherron holds a B.S. from the University of Kansas and an M.B.A. from the Harvard Graduate School of Business Administration.

   Armand P. Neukermans has served as a Director since March 2001. Dr. Neukermans founded Xros, Inc. in December 1996. Xros was acquired by and became a division of Nortel Networks in March 2000. Throughout, Dr. Neukermans has held the position of Chairman and Chief Technical Officer at Xros. In October 1993, Dr. Neukermans founded Adagio Associates, a consulting firm in the area of instrumentation, metrology and microfabrication and currently serves as its President. From 1992 to 1993, Dr. Neukermans was Vice President, Systems Development at Teknekron TSDC. Between 1985 and 1992, Dr. Neukermans held various positions at Tencor Instruments including Vice President and Chief Technical Officer. From 1973 to 1985, Dr. Neukermans held various positions at Hewlett Packard Company, HP Labs, including Department Manager. Dr. Neukermans holds an Engineer's Degree in Mechanical and Electrical Engineering from Louvain University, an M.S. in Electrical Engineering from Arizona State University and a Ph.D. in Applied Physics from Stanford University.

   Albert L. Zesiger has served as a Director since 1998. Mr. Zesiger is a Managing Director of Zesiger Capital Group, LLC, an investment advisory firm, which Mr. Zesiger co-founded in October 1995. In 1968, Mr. Zesiger founded BEA Associates, Inc., an investment advisory firm, which in 1995 became wholly-owned by CS Holdings, the holding company for Credit Suisse Bank and CS First Boston. Mr. Zesiger also serves on the

Board of Directors of Eos Biotechnology, Inc., Hayes Medical Inc., and Praecis Pharmaceuticals Inc. Mr. Zesiger holds a B.S. in Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Graduate School of Business Administration.

 Compliance with Section 16(a) of the Securities Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and holders of more than ten percent of our common stock are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

   To our best knowledge, based solely upon review of the copies of such reports furnished to us and written representations that no other report were required, during the year ended December 31, 2000 all Section 16(a) filing requirements applicable to our officers, directors and holders of more than ten percent of our common stock were complied with.

Item 11. Executive Compensation.

   The following table provides certain summary information concerning the compensation earned for services rendered to us during the fiscal year ended December 31, 2000 by our Chief Executive Officer and our four other most highly compensated executive officers who earned more than $100,000 in 2000 and were serving as executive officers at the end of 2000, whom we refer to collectively as the named executive officers.

                          Summary Compensation Table

                               Annual Compensation     Long-Term Compensation
                               -------------------- ----------------------------
                                        Securities
   Name and Principal                  Other Annual    Underlying                   All Other
        Position          Year Salary   Bonus  ($)  Compensation ($) Options (#) Compensation ($)
   ------------------     ---- ------- ------------ ---------------- ----------- ----------------
James E. Brown, D.V.M...  2000 225,000      --             --           80,000           --
 President, Chief
  Executive               1999 225,000      --             --              --            --
 Officer and Director

Felix Theeuwes, D.Sc....  2000 250,000      --             --           80,000           --
 Chairman, Chief          1999 177,564      --             --              --            --
 Scientific Officer

Thomas A. Schreck(1)....  2000 200,000      --             --           80,000           --
 Chief Financial Officer  1999 200,000      --             --              --            --
 and
 Director

Timothy S. Nelson.......  2000 175,794      --             --          185,607        26,136(2)
 Vice President,          1999 165,000      --             --           88,500        24,543(2)
 Business &
 Commercial Development

Randolph M. Johnson,
 Ph.D...................  2000 167,030      --             --           30,000           --
 Vice President,          1999 160,000      --             --           20,000           --
 Preclinical
 Research, Director of
 CNS
 Programs

--------
(1) Pursuant to a Financial Advisory Services Agreement, dated May 29, 1998, we paid an investment banking fee to Schreck Merchant Group, Inc., a financial services company controlled by Mr. Schreck, in the amount of $279,000. The Advisory Agreement was terminated effective December 18, 1998.
(2) Mr. Nelson receives $24,543 per year for three years, beginning in 1999, for a housing allowance.

Option Grants During The Year Ended December 31, 2000

   The following table sets forth certain information for the year ended December 31, 2000 with respect to grants of stock options to each of the named executive officers. All options granted by us in 2000 were granted under our 1998 stock option plan and our 2000 stock plan. These options have a term of 10 years. We granted options to purchase common stock and issued shares of common stock pursuant to restricted stock purchase agreements equal to a total of 758,107 shares during 2000. Options were granted at an exercise price equal to the fair market value of our common stock, as determined in good faith by our board of directors. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term.

   These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to executive officers. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. The assigned 5% and 10% rates of stock appreciation are based on the fair market value of our common stock ($12.00) at December 29, 2000.

                             Individual Grants
                         --------------------------
                                                                         Potential Realizable Value
                          Number of    Percent of                        At Assumed Annual Rates of
                         Securities  Total Options                        Stock Price Appreciation
                         Underlying     Granted     Exercise                   for Option Term
                           Options    to Employees    Price   Expiration ---------------------------
Name                     Granted (#) In Fiscal Year ($/Share)    Date         5%            10%
----                     ----------- -------------- --------- ---------- ------------- -------------
James E. Brown..........   80,000         5.2%       $11.63   12/14/2010 $     633,739 $   1,559,993
Felix Theeuwes..........   80,000         5.2%       $11.63   12/14/2010 $     633,739 $   1,559,993
Thomas A. Schreck.......   80,000         5.2%       $11.63   12/14/2010 $     633,739 $   1,559,993
Timothy S. Nelson.......   30,000         2.0%       $11.63   12/14/2010 $     237,652 $     584,997
                           53,255         3.5%       $12.00    9/27/2010 $     401,901 $   1,018,497
                           40,852         2.7%       $ 6.00    7/19/2010 $     553,411 $   1,026,403
                           61,500         4.0%       $ 1.00    3/24/2010 $   1,140,624 $   1,852,682
Randolph M. Johnson.....   30,000         2.0%       $11.63   12/14/2010 $     237,652 $     584,997

 Aggregated Option Exercises in Last Fiscal Year and 2000 Year-End Option
 Values

   The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 2000. The value of in-the-money options is based on the fair market value of our common stock on December 29, 2000 and net of the option exercise price.

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised
                            Shares                        Options at          In-the-Money Options at
                         Acquired on     Value         December 31, 2000         December 31, 2000
Name                     Exercise (#) Realized ($) Exercisable/Unexercisable Exercisable/Unexercisable
----                     ------------ ------------ ------------------------- -------------------------
James E. Brown..........      --           --                 0/80,000                   0/30,000
Felix Theeuwes..........      --           --                 0/80,000                   0/30,000
Thomas A. Schreck.......      --           --                 0/80,000                   0/30,000
Timothy S. Nelson.......      --           --                0/124,107                  0/256,362
Randolph M. Johnson.....      --           --           150,000/30,000           1,785,500/11,250

   Options shown above were granted under the 1998 stock option plan and the 2000 stock plan and vest at a rate of 25% of the shares on each twelve month anniversary of the vesting commencement date. Notwithstanding the foregoing, all options issued prior to June 17, 2000 were immediately exercisable; however, the underlying shares are subject to our right of repurchase at the original purchase price. Such repurchase right will lapse with respect to 25% of the shares on each twelve month anniversary of the vesting commencement date.

 Compensation of Directors

   Our board members are reimbursed for reasonable travel expenses relating to attendance at board meetings and receive $1,000 for each board meeting attended in compensation for their services as member of the board of directors. Employee directors are eligible to participate in our 1998 incentive stock option plan, our 2000 stock plan and our 2000 employee stock purchase plan. Nonemployee directors are eligible to participate in our 2000 directors' stock option plan.

   Mr. Doyle was granted an option to purchase 15,000 shares of common stock under the 2000 stock plan at an exercise price of $.35 per share in February 2000 and 1/3 of the shares vest on each anniversary of the date of grant. Mr. Doyle was granted an option to purchase 5,000 shares of common stock under the 2000 stock plan at an exercise price of $6.88 per share in March 2001 and 1/3 of the shares vest on each anniversary of the date of grant. Dr. Neukermans was granted an option under the 2000 directors' stock option plan to purchase 20,000 shares of common stock at an exercise price of $7.00 per share upon his becoming a nonemployee director in March 2001 and 1/3 of the shares vest on each anniversary of the date of grant.

 Limitation of Liability and Indemnification Matters

   As permitted by the Delaware General Corporation Law, we have included in our restated certificate of incorporation a provision eliminating the personal liability of our officers and directors for monetary damages for breach or alleged breach of their fiduciary duties as officers or directors, respectively, subject to certain exceptions. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware Law. The indemnification agreements require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms. We have also obtained directors' and officers' liability insurance.

   At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Employment Agreements

   We have entered into an employment agreement with James E. Brown, our Chief Executive Officer and President, for a term of three years starting on June 19, 1998. The agreement acknowledges that for the first twelve months of employment Dr. Brown would perform services for ALZA Corporation, but after that period, he became a full time employee of DURECT. The agreement also provides that Dr. Brown will be paid an annual salary of $225,000 and makes him eligible for any salary, stock option, bonus and other benefits we offer. In the event of involuntary termination, Dr. Brown is entitled to his regular monthly salary for the remainder of the original term of the employment agreement, any bonus payable, and continued health insurance benefits. In the event of termination for cause, Dr. Brown is entitled to his accrued unpaid salary and vacation. In the event of termination by reason of death or disability, Dr. Brown or his estate is entitled to all salary and unpaid vacation accrued and any other benefits payable under our then existing benefit plans. In the event of a constructive termination, Dr. Brown is entitled to a lump sum payment of the salary we would have paid him during the twelve-month period following his termination, as well as continuing health insurance benefits for the twelve-month period following his termination.

   We have entered into an employment agreement with Felix Theeuwes, our Chairman and Chief Scientific Officer, for a term of three years starting on June 19, 1998. His duties also include arranging funding and participating in overall management of the company. The agreement acknowledges that for the first twelve months of employment Dr. Theeuwes would perform services for ALZA Corporation, but after that period, he became a full time employee of DURECT. The agreement also provides that Dr. Theeuwes will be paid an annual salary of $250,000 to be reduced by an amount to reflect his time and work for ALZA Corporation and makes him eligible for any salary, stock option, bonus and other benefits we may offer. In the event of involuntary termination, Dr. Theeuwes is entitled to his regular monthly salary for the remainder of the original term of the employment agreement, any bonus payable, and continued health insurance benefits. In the event of termination for cause, Dr. Theeuwes is entitled to his accrued unpaid salary and vacation. In the event of termination by reason of death or disability, Dr. Theeuwes or his estate is entitled to all salary and unpaid vacation accrued and any other benefits payable under our then existing benefit plans. In the event of a constructive termination, Dr. Theeuwes is entitled to a lump sum payment of the salary we would have paid him during the twelve-month period following his termination, as well as continuing health insurance benefits for the twelve-month period following his termination.

   We have entered into an employment agreement with Thomas A. Schreck, our Chief Financial Officer, for a term of three years starting June 19, 1998. The agreement acknowledges the financial relationship with Schreck Merchant Group Inc., of which Mr. Schreck is a principal, for financial services. The agreement also provides for an annual salary of $100,000 for Mr. Schreck for the first two years of the term and an increase in his annual salary to $200,000 effective on June 19, 2000. The agreement also makes him eligible for any salary, stock option, bonus and other benefits we may offer. In the event of involuntary termination, Mr. Schreck is entitled to his regular monthly salary for the remainder of the original term of the employment agreement, any bonus payable, and continued health insurance benefits. In the event of termination for cause, Mr. Schreck is entitled to accrued unpaid salary and vacation. In the event of termination by reason of death or disability, Mr. Schreck or his estate is entitled to all salary and unpaid vacation accrued and any other benefits payable under our then existing benefit plans. In the event of a constructive termination, Mr. Schreck is entitled to a lump sum payment of the salary we would have paid him during the twelve-month period following his termination, as well as continuing health insurance benefits for the twelve-month period following his termination.

   We have entered into change of control agreements with Randolph M. Johnson and Timothy S. Nelson. These agreements provide that, in the event of a change in our control, one half of the unvested portion of any stock option or restricted stock held by Dr. Johnson and Mr. Nelson on the effective date of the change of control is automatically accelerated so as to become completely vested as of the effective date and, if such individual remains employed by the Company as of the first anniversary of the effective date of the change of control, then the remaining unvested portion of any stock option or restricted stock held by such individual as of the effective date of the change of control shall automatically be accelerated so as to become completely vested as of the anniversary, unless either such acceleration would make us ineligible for "pooling of interests" accounting treatment in the transaction. In addition, in the event of a termination without cause within the twelve months following the change in our control, the unvested portion of any stock option or restricted stock held by such individual is automatically accelerated so as to become completely vested as of the effective date of the termination unless the acceleration would make us ineligible for "pooling of interests" accounting treatment in the change in control transaction.

   In May 1998, we purchased key-man life insurance policies in the basic amounts of $1 million each for James Brown and Felix Theeuwes for terms of 20 years each. We are the beneficiaries for both policies.

Compensation Committee Interlocks and Insider Participation

   The members of the compensation committee of our board of directors during 2000 were James R. Butler, John L. Doyle, and Matthew V. McPherron. Neither Mr. Butler, Mr. Doyle, nor Mr. McPherron has at any time been an officer or employee of DURECT or any of our subsidiaries. The Chief Executive Officer, President and Chief Scientific Officer are entitled to be non-voting participants in each meeting of the compensation committee and are excused from any discussion that relates to their own compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 16, 2001 and as adjusted to reflect the sale of the shares of common stock in this offering by:

  . each person who is known by us to beneficially own more than 5% of our common stock;

  .  each of our directors;

  .  each of the named executive officers; and

  .  all of our directors and executive officers of as a group.

   The number and percentage of shares beneficially owned are based on 46,565,486 shares of common stock outstanding as of March 16, 2001. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 16, 2001 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage ownership figures after the offering do not include shares that may be purchased by each person in the offering.

                                                      Number of    Percentage
                                                        Shares     of Shares
                                                     Beneficially Beneficially
                                                        Owned        Owned
                                                     ------------ ------------
   ALZA Corporation.................................   7,600,000      16.0%
    1900 Charleston Road
    Mountain View, CA 94043
   Brookside Capital Partners(1)....................   3,990,514       8.6
    Two Copley Place
    Boston, MA 02116
   Morgan Trust(2)..................................   2,325,583       5.0
    522 Fifth Avenue
    New York, NY 10036
   Biotech Growth S.A.(3)...........................   2,857,143       6.1
    Swiss Bank Tower
    Obarie Street
    Panama 1
    Republic of Panama
   Albert L. Zesiger(4).............................   6,522,629      14.0
   Matthew V. McPherron(1)..........................   3,990,514       8.6
   Felix Theeuwes, D.Sc.(5).........................   1,691,001       3.6
   Thomas A. Schreck(6).............................   2,846,568       6.1
   James E. Brown, D.V.M.(7)........................   2,800,000       6.0
   Randolph M. Johnson, Ph.D.(8)....................      98,800       *
   Timothy S. Nelson(9).............................     408,500       *
   Douglas A. Lee(10)...............................   1,931,316       4.1
   James R. Butler..................................      17,000       *
   John L. Doyle....................................      15,000       *
   Armand P. Neukermans.............................         --        *
   All executive officers and directors as a group
    (15 persons)(11)................................  20,736,578      44.5

--------
  * Less than 1% of the outstanding shares of common stock. Except as otherwise noted, the address of each person listed in the table is c/o DURECT Corporation, 10240 Bubb Road, Cupertino, California 95104.

 (1) Represents 145,000 shares held by Matthew V. McPherron and 3,845,514 shares held by Brookside Capital Partners Fund, L.P. Matthew V. McPherron, one of our directors, is a director of this partnership. Mr. McPherron disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

 (2) Includes 1,627,907 shares held by Morgan (Co-Mingled) Guaranty Trust Company of New York, 348,838 shares held by Morgan (Multi-Market) Guaranty Trust Company of New York, and 348,838 shares held by BOST & Co.

 (3) Includes 714,286 shares held by Medgrowth S.A. Biotech Growth S.A. is a fully-owned subsidiary of BB Biotech A.G. Mr. Anders Hove shares voting and investment power over the shares held by Biotech Growth and disclaims beneficial ownership of such shares.

 (3) Includes 15,000 shares held by Douglas A. Lee (of which 5,000 shares are subject to repurchase by us at the original purchase price in the event Mr. Lee ceases to be a director, which repurchase right lapses over time) and 1,916,316 shares held by Premier Medical Partner Fund L.P. Mr. Lee, one of our directors, is a former managing director of this partnership and is the only natural person who is both a stockholder of DURECT and who shares beneficial ownership of the shares attributed to Premier Medical Partner Fund L.P. Mr. Lee disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

 (4) Includes 230,000 shares held by Albert L. Zesiger and 92,000 shares held by Barrie Ramsay Zesiger. Also includes an aggregate of 6,200,629 shares of common stock held in accounts managed for various parties by Zesiger Capital Group LLC, an investment advisor, for which Albert L. Zesiger is a principal. Mr. Zesiger, in his capacity as a principal, has voting and investment power with respect to these shares but disclaims beneficial ownership with respect hereto.

 (5) Includes 1,691,001 shares held by Felix and Marie-Therese Theeuwes Family Trust.

 (6) Includes 1,860,000 shares held by Thomas A. Schreck, 840,000 shares held by Thomas A. Schreck, Trustee for Mason and Thomas Schreck, 100,000 shares held by Portola Capital Partners, L.P. for the benefit of Albert
     R. Schreck, Joel Schreck and the Thomas A. Schreck 1959 Trust, 23,312 shares held by Joel W. Schreck and 23,256 shares held by Albert R. Schreck.

 (7) Includes 2,240,000 shares held by James E. Brown, and 560,000 shares held by James & Karen Brown 1998 Trust U/A.

 (8) Includes 20,000 shares held by Randolph M. Johnson, Ph.D. (of which 15,000 shares are subject to repurchase by us at the original purchase price in the event of termination of Dr. Johnson's employment with us, which repurchase right lapses over time) and 3,000 shares held by Dean Witter Reynolds Inc. c/f Randolph M. Johnson IRA Rollover dtd. 11/10/98. Also includes 75,000 shares issuable upon exercise of options exercisable within 60 days of March 16, 2001.

 (9) Includes 383,500 shares held by Timothy S. Nelson (of which 234,875 shares are subject to repurchase by us at the original purchase price in the event of termination of Mr. Nelson's employment with us, which repurchase right lapses over time) and 25,000 shares held by PaineWebber Incorporated, not in its individual capacity but solely as Custodian of the IRA of Timothy S. Nelson.

(10) Includes 15,000 shares held by Douglas A. Lee (of which 5,000 shares are subject to repurchase by us at the original purchase price in the event Mr. Lee ceases to be a director, which repurchase right lapses over time) and 1,916,316 shares held by Premier Medical Partners Fund L.P. Mr. Lee, one of our directors, is a former managing director of this partnership and is the only natural person who is both a stockholder of DURECT and who shares beneficial ownership of the shares attributed to Premier Medical Partners Fund L.P. Mr. Lee disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

(11) Includes an aggregate of 82,500 shares issuable pursuant to the exercise of outstanding stock options. Also includes an aggregate of 10,000 shares which are subject to repurchase by us at the original purchase price in the event of termination of consulting relationship with us, which repurchase right terminates with respect to each consultant at the rate of 1/3 of the consultant's shares on each annual anniversary of the consultant's consulting relationship with us. Also includes an aggregate of 507,875 shares which are subject to repurchase by us at the original purchase price in the event of the termination of individual employees' employment with us, which repurchase right terminates with respect to each employee at the rate of 1/4 of the employee's shares on each annual anniversary of such employee's original option grant date.

Item 13. Certain Relationships and Related Transactions.

   We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Private Placements of Securities

   In March 2000, we sold an aggregate of 3,571,429 shares of our Series C preferred stock for $7.00 per share. The purchasers of the Series C preferred stock included, among others, Biotech Growth S.A. (funds controlled by BB Biotech), Brookside Capital Partners Fund, L.P., and the Zesiger Capital Group LLC, whose principal, Albert L. Zesiger is also a director of DURECT.

   In April 2000, we amended our development and commercialization agreement with ALZA. The amendments included a reduction in product royalties and upfront payment to ALZA by us under the agreement. In addition, ALZA's option to distribute the DUROS sufentanil product was amended to cover only the U.S. and Canada instead of worldwide. As consideration, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to the price at which our common stock is sold in this offering.

   The following members of our board of directors are affiliated with certain private investors that participated in the foregoing transactions:

  .  Albert L. Zesiger, principal of the Zesiger Capital Group LLC

  .  Matthew V. McPherron, a director of Brookside Capital Partners, L.P.

  . Douglas A. Lee, a former managing director of Premier Medical Partner Fund, L.P.

  .  James R. Butler, an employee of ALZA Corporation

Other Transactions

   In April 2000, we acquired from ALZA the ALZET product and assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides us with an ongoing business making and selling this product worldwide. The total purchase price consisted of approximately $8.3 million in cash. In addition, we are obligated to provide employment benefits to employees hired in connection with the acquisition. Pursuant to a General Support Services Agreement, a Coating Services Agreement and a New Models Development Agreement entered into between us and ALZA effective April 14, 2000, at our request and on an as-needed basis, ALZA has agreed to provide general support services until December 31, 2000, product coating services until April 14, 2003, and services in connection with the development of new models of the ALZET product until such models are completed, and we will pay ALZA for any such services provided by ALZA. For a full description of the terms and conditions of these agreements, see "Business--ALZET Business."

   We entered into an Amended and Restated Market Stand-off Agreement with ALZA, effective as of June 1998 and amended and restated in April 2000. This agreement was executed in consideration for the grant of a non-exclusive license to ALZA to any proprietary technology we may develop relating to a means of connecting a catheter to the DUROS system under the Development and Commercialization Agreement, dated April 21, 1998. Under this agreement, for a period of two years following the termination of any market stand-off or other similar agreement between ALZA and the underwriters of this offering, ALZA may not dispose of 25% or more of the maximum number of all securities it has owned prior to this offering, within any six month period.

   In 2000, we issued promissory notes in the aggregate amount of $92,460 to Timothy S. Nelson, our Vice President of Business and Commercial Development, for the purchase of common stock upon the exercise of stock options. These promissory notes were issued in the amounts of $6,998, $23,968 and $61,494 on January 24, January 24, and April 19, respectively. They bear interest rates of 6.12%, 6.12% and 6.60% respectively and shall be due and payable on May 10, 2003, December 9, 2003 and March 24, 2004 respectively.

   During the last fiscal year, we have issued and sold shares of our common stock and granted options to purchase common stock to our employees, directors and consultants.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

     (1) Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

     (2) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S-K.

  Number                                Description
  ------                                -----------
   +3.3    Amended and Restated Certificate of Incorporation of the Company.

   +3.5    Amended and Restated Bylaws of the Company.

   +3.6    Certificate of Designation of Rights, Preferences and Privileges of
            Series B-1 Preferred Stock.

   +3.7    Certificate of Designation of Rights, Preferences and Privileges of
            Series C Preferred Stock.

   +4.2    Second Amended and Restated Investors' Rights Agreement.

  +10.1    Form of Indemnification Agreement between the Company and each of its Officers and Directors.

  +10.2    1998 Stock Option Plan.

  +10.3    2000 Stock Plan.

 ++10.4    2000 Employee Stock Purchase Plan.

  +10.5    2000 Directors' Stock Option Plan.

  +10.6**  Second Amended and Restated Development and Commercialization
            Agreement between the Company and ALZA Corporation effective April
            28, 1999.

  +10.7**  Product Acquisition Agreement between the Company and ALZA
            Corporation dated as of April 14, 2000.

  +10.8    Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998.

  +10.9**  Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and
            Novel Biomedical, Inc. dated as of November 24, 1997.

  +10.10** Master Services Agreement between the Company and Quintiles, Inc.
            dated as of November 1, 1999.

  +10.11   Modified Net Single Tenant Lease Agreement between the Company and
            DeAnza Enterprises, Ltd. dated as of February 18, 1999.

  +10.12   Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and
            Lightera Networks, Inc. dated as of March 10, 1999.

  Number                               Description
  ------                               -----------
 +10.13** Project Proposal between the Company and Chesapeake Biological
           Laboratories, Inc. dated as of October 11, 1999.

 +10.14   Employment Agreement with James E. Brown.

 +10.15   Employment Agreement with Felix Theeuwes.

 +10.16   Employment Agreement with Thomas A. Schreck.

 +10.17   Common Stock Purchase Agreement between the Company and ALZA
           Corporation dated April 14, 2000.

 +10.18   Warrant issued to ALZA Corporation dated April 14, 2000.

 +10.19   Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000.

 +10.20** Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999.

 +10.21   Warrant issued to Silicon Valley Bank dated December 16, 1999.

 +10.22   Amendment to Second Amended and Restated Investors' Rights Agreement
           dated as of April 14, 2000.

 +10.23** Master Agreement between the Company and Pacific Data Designs, Inc.
           dated as of July 6, 2000.

 +10.24** Master Services Agreement between the Company and Clinimetrics
           Research Associates, Inc. dated as of July 11, 2000.

  10.25* Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000.

  23.1    Consent of Ernst & Young LLP, Independent Auditors.

  24.1    Power of Attorney (see signature page 75).

--------
+ Incorporated by reference to our registration statement on Form S-1 (File No. 333-35316) initially filed with the SEC on April 20, 2000.

* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

** Confidential treatment granted with respect to certain portions of this Exhibit.

   (b) No reports on Form 8-K were filed during the year ended December 31, 2000.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Year Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                      Balance at                      Balance at
                                      beginning                       end of the
                                       of year   Additions Deductions    year
                                      ---------- --------- ---------- ----------
December 31, 2000
   Allowance for doubtful accounts..     $ 5       $221       $ --       $226
December 31, 1999
   Allowance for doubtful accounts..      --          5         --          5
December 31, 1998
   Allowance for doubtful accounts..      --        --          --        --

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURECT CORPORATION

                                                   /s/ James E. Brown
                                          By: _________________________________
                                                       James E. Brown
                                               President and Chief Executive
                                                          Officer

Date: March 30, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Brown and Felix Theeuwes, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ James E. Brown            President, Chief Executive    March 30, 2001
____________________________________  Officer and Director
           James E. Brown             (Principal Executive
                                      Officer)

       /s/ Felix Theeuwes            Chairman and Chief            March 30, 2001
____________________________________  Scientific Officer
           Felix Theeuwes


     /s/ Thomas A. Schreck           Chief Financial Officer and   March 30, 2001
____________________________________  Director (Principal
         Thomas A. Schreck            Financial and Accounting
                                      Officer)

      /s/ James R. Butler            Director                      March 30, 2001
____________________________________
          James R. Butler

       /s/ John L. Doyle             Director                      March 30, 2001
____________________________________
           John L. Doyle


       /s/ Douglas A. Lee            Director                      March 30, 2001
____________________________________
           Douglas A. Lee


             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ Matthew V. McPherron         Director                      March 30, 2001
____________________________________
        Matthew V. McPherron

    /s/ Armand P. Neukermans         Director                      March 30, 2001
____________________________________
        Armand P. Neukermans

     /s/ Albert L. Zesiger           Director                      March 30, 2001
____________________________________
         Albert L. Zesiger