Form 10-Q
period 2001-03-31
DURECT CORP
filed 2001-05-11
CIK 1082038

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to

                        Commission file number 000-31615
                         ------------------------------

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

                                 (408) 777-1417
              (Registrant's telephone number, including area code)
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 10, 2001, there were 47,958,940 shares of the registrant's Common Stock outstanding.

================================================================================

                                     INDEX

                                                                                                             Page
                                                                                                             ----
PART I.   FINANCIAL INFORMATION

 Item 1.     Financial Statements...........................................................................   3

             Condensed Statements of Operations.............................................................   3
             For the three months ended March 31, 2001 and 2000 (unaudited)

             Condensed Balance Sheets.......................................................................   4
             As of March 31, 2001(unaudited) and December 31, 2000

             Condensed Statements of Cash Flows.............................................................   5
             For the three months ended March 31, 2001 and 2000 (unaudited)

             Notes to Condensed Financial Statements (unaudited)............................................   6

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........   8

 Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................  25

PART II.   OTHER INFORMATION

 Item 1.     Legal Proceedings..............................................................................  26

 Item 2.     Changes in Securities and Use of Proceeds......................................................  26

 Item 3.     Defaults Upon Senior Securities................................................................  27

 Item 4.     Submission of Matters to a Vote of Security Holders............................................  27

 Item 5.     Other Information..............................................................................  27

 Item 6.     Exhibits and Reports on Form 8-K...............................................................  27

             (a) Reports on Form 8-K........................................................................  27

Signatures..................................................................................................  28

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              DURECT CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                                         Three months ended
                                                             March 31,
                                                         ------------------
                                                           2001       2000
                                                         -------    -------
Revenue, net...........................................  $ 1,399    $    83
Cost of goods sold(1)..................................      611         36
                                                         -------    -------
Gross profit...........................................      788         47
                                                         -------    -------
Operating expenses:
  Research and development.............................    4,094      2,259
  Research and development to related party............       47        262
  Selling, general and administrative..................    1,878        970
  Amortization of intangible assets....................      274         69
  Stock-based compensation(1)..........................      935      1,132
                                                         -------    -------
     Total operating expenses..........................    7,228      4,692
                                                         -------    -------
Loss from operations...................................   (6,440)    (4,645)
Other income (expense):
  Interest income......................................    1,584        287
  Interest expense.....................................      (62)       (21)
                                                         -------    -------
Net other income.......................................    1,522        266
                                                         -------    -------
     Net loss..........................................   (4,918)    (4,379)
Accretion of cumulative dividends on Series B
 convertible preferred stock...........................       --        326
                                                         -------    -------
Net loss attributable to common stockholders...........  $(4,918)   $(4,705)
                                                         =======    =======
Net loss per common share, basic and diluted...........   $(0.11)    $(0.71)
                                                         =======    =======
Shares used in computing basic and diluted net loss       45,128      6,604
 per share.............................................  =======    =======

Pro forma net loss per share, basic and diluted(2).....              $(0.14)
                                                                    =======
Shares used in computing pro forma net loss
 per share(2)..........................................              30,653
                                                                    =======

----------
(1)  Stock-based compensation related to the following:

Cost of goods sold.....................................  $    22    $    --
Research and development...............................      680        705
Selling, general and administrative....................      255        427
                                                         -------    -------
                                                         $   957    $ 1,132
                                                         =======    =======

(2) See note 1 for a description of the calculation of pro forma amounts.

                            See accompanying notes.

                              DURECT CORPORATION

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                         March 31, December 31,
                                                            2001       2000
                                                         --------- ------------
                                                        (unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................   $ 47,562    $ 46,702
  Short-term investments..............................     37,474      57,730
  Accounts receivable, net............................        961       1,261
  Inventories.........................................      2,381       2,682
  Prepaid expenses and other current assets...........      1,732         938
                                                         --------    --------
Total current assets..................................     90,110     109,313

Property and equipment, net...........................      5,724       4,472
Intangible assets, net................................      4,901       5,175
Long-term investments.................................     17,090       1,652
                                                         --------    --------
Total assets..........................................   $117,825    $120,612
                                                         ========    ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable....................................   $    848    $    658
  Accrued liabilities.................................      1,089         923
  Accrued construction in progress....................      1,569       1,673
  Accrued contract manufacturing......................        159         248
  Accrued liabilities to related party  ..............         59          54
  Contract research liability.........................      1,148         290
  Equipment financing obligations, current portion....        475         407
                                                         --------    --------
Total current liabilities.............................      5,347       4,253

Equipment financing obligations, noncurrent portion...        961       1,105

Commitments and contingencies

Stockholders' equity:
  Common stock........................................          4           4
  Additional paid-in capital..........................    165,746     165,638
  Notes receivable from stockholders..................       (652)       (652)
  Accumulated other comprehensive income..............        247          29
  Deferred compensation...............................     (3,975)     (4,830)
  Deferred royalties and commercial rights............    (13,480)    (13,480)
  Accumulated deficit.................................    (36,373)    (31,455)
                                                         --------    --------
Stockholders' equity..................................    111,517     115,254
                                                         --------    --------
Total liabilities and stockholders' equity............   $117,825    $120,612
                                                         ========    ========

                            See accompanying notes.

                              DURECT CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                           Three months ended
                                                                                                                March 31,
                                                                                                       --------------------------
                                                                                                         2001               2000
                                                                                                       --------           -------
Cash flows from operating activities
Net loss...........................................................................................    $ (4,918)          $(4,379)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................................................         211               119
  Noncash charges related to stock-based compensation..............................................         957             1,132
  Amortization of certain intangible assets........................................................         274                69
  Changes in assets and liabilities:
   Accounts receivable.............................................................................         300               (19)
   Inventories.....................................................................................         301                19
   Prepaid expenses and other assets...............................................................        (794)              164
   Accounts payable................................................................................         190              (156)
   Accrued liabilities.............................................................................         (27)              163
   Accrued liabilities to related party............................................................           5               (60)
   Contract research liability.....................................................................         858              (161)
                                                                                                       --------           -------
     Total adjustments.............................................................................       2,275             1,270
                                                                                                       --------           -------
     Net cash and cash equivalents used in operating activities....................................      (2,643)           (3,109)
                                                                                                       --------           -------

Cash flows from investing activities
Purchases of equipment.............................................................................      (1,449)             (416)
Purchases of investments...........................................................................     (40,783)               --
Proceeds from maturities of investments............................................................      45,820            11,690
                                                                                                       --------           -------
     Net cash and cash equivalents provided by investing activities................................       3,588            11,274
                                                                                                       --------           -------

Cash flows from financing activities
Net proceeds from equipment financing obligations..................................................          --               750
Payments on equipment financing obligations........................................................         (92)              (55)
Net proceeds from issuances of common and preferred stock..........................................           7            25,058
                                                                                                       --------           -------
     Net cash and cash equivalents provided by (used in) financing activities......................         (85)           25,753
                                                                                                       --------           -------
Net increase in cash and cash equivalents..........................................................         860            33,918
Cash and cash equivalents, beginning of the period.................................................      46,702             3,863
                                                                                                       --------           -------
Cash and cash equivalents, end of the period.......................................................    $ 47,562           $37,781
                                                                                                       ========           =======

Supplemental disclosure of cash flow information
Cash paid during the period for interest...........................................................    $     48           $    12
                                                                                                       ========           =======
Notes receivable issued in connection with exercise of stock options...............................    $     --           $   231
                                                                                                       ========           =======
Issuance of warrants to equipment lessor...........................................................    $     --           $   190
                                                                                                       ========           =======

                            See accompanying notes.

                              DURECT CORPORATION

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                March 31, 2001

Note 1.   Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

     DURECT Corporation (the "Company") was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical systems company developing therapies for chronic disorders that require continuous dosing. The Company's lead product is for the treatment of chronic pain. Additionally, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters used in the treatment of ear disorders.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, the operating results for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     Inventories consisted of the following (in thousands):

                                                                                       March  31,    December  31,
                                                                                          2001            2000
                                                                                       ----------    -------------
                                                                                       (unaudited)
     Raw materials...................................................................    $  160          $  191
     Work in process.................................................................     1,047           1,278
     Finished Goods..................................................................     1,174           1,213
                                                                                         ------          ------
        Total inventories............................................................    $2,381          $2,682
                                                                                         ======          ======

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

Comprehensive Loss

     The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive loss and its components in the

                              DURECT CORPORATION
financial statements. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. The Company's comprehensive losses for the three months ended March 31, 2001 and 2000, were $4,700,000 and $4,399,000, respectively, compared to its net losses of $4,918,000 and 4,379,000, respectively.

Reclassifications

     Certain prior period amounts have been reclassified to conform with current period presentation.

Net Loss Per Share

     Basic net loss per share and diluted net loss per share are computed in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding less the weighted average number of common shares subject to the Company's right of repurchase, which lapses ratably. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented.

     Pro forma basic and diluted net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of convertible preferred stock (using the if-converted method) from the original date of issuance. Upon conversion of the Series B preferred stock at the time of the initial public offering, all accumulated dividends were forgiven and did not continue to accumulate. The net loss used in the pro forma basic and diluted net loss per share excludes the accumulated dividends. The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                   Three months ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  2001            2000
                                                                                ---------      ----------
Net loss....................................................................    $(4,918)          $(4,379)
  Less: accumulated dividend on Series B preferred stock....................         --               326
                                                                                -------           -------
Net loss available to common stockholders...................................    $(4,918)          $(4,705)
                                                                                =======           =======
Basic and diluted weighted average shares:
  Weighted-average shares of common stock outstanding.......................     46,566             9,302
  Less: weighted-average shares subject to repurchase.......................     (1,438)           (2,698)
                                                                                -------           -------
  Weighted-average shares used in computing basic and diluted
    net loss per share......................................................     45,128             6,604
                                                                                =======           =======
Basic and diluted net loss per share........................................    $ (0.11)          $ (0.71)
                                                                                =======           =======
Pro forma:
  Net loss..................................................................                      $(4,379)
                                                                                                  =======
  Shares used above.........................................................                        6,604
  Pro forma adjustment to reflect weighted effect of assumed
    conversion of convertible preferred stock...............................                       24,049
                                                                                                  -------
  Shares used in computing pro forma basic and diluted net loss
    per share...............................................................                       30,653
                                                                                                  =======
Pro forma net loss per share, basic and diluted.............................                      $ (0.14)
                                                                                                  =======

     The Company has excluded the impact of all outstanding warrants and stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of diluted net loss per share was 1,141,163 for the three months ended March 31, 2001 and 64,600 for the three months ended March 31, 2000.

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


Note 2. Subsequent Events (unaudited)

  Acquisition of Southern BioSystems Inc.

     On April 30, 2001, the Company closed its acquisition of Southern BioSystems, Inc. ("SBS") a privately held Alabama corporation. SBS develops, manufactures and sells biodegradable polymer and non-polymer drug delivery systems. Under the terms of the acquisition, the Company issued 1,350,560 shares of common stock, and agreed to issue up to 724,856 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed approximately $1.7 million in debt. At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, the Company may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on the Company's stock price at the time. The total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants will be determined by dividing $24.9 million by the Company's stock price at the time, subject to certain conditions. Up to 4,150,843 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The transaction is intended to qualify as a tax-free reorganization and is being accounted for using the purchase method of accounting. Upon consummation of the acquisition, SBS became a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and 2000 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and "Factors that May Affect Future Results" section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Factors that May Affect Future Results" and "Overview" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

     We were founded in February 1998. During that year, we were engaged in negotiating a licensing agreement with ALZA Corporation to gain specified rights to its DUROS system, raising capital, recruiting scientific and management personnel and commencing research and development activities. In late 1998, we filed an investigational new drug application relating to our first product, DUROS sufentanil, a DUROS-based pharmaceutical system for the treatment of chronic pain. In 1999, we began a Phase I clinical trial for DUROS sufentanil using an external pump to test the safety of continuous chronic infusion of this drug, initiated the development of a spinal hydromorphone product, and initiated the research and development of other products based on the DUROS system. In 2000, we prepared for and initiated our Phase II clinical trial for DUROS sufentanil, which included the development of our manufacturing process, developed a prototype of our spinal hydromorphone product, and continued to research and develop other products based on the DUROS system. In the first three months of 2001, we completed patient enrollment for our Phase II clinical trial for DUROS sufentanil, secured the long-term supplier of our bulk drug requirements for DUROS sufentanil, and continued to construct our manufacturing facility.

     Prior to our initial public offering in September 2000, we financed operations primarily through the sale of convertible preferred stock, resulting in net proceeds of $53.2 million. Our initial public offering together with the exercise in part of our underwriters' over-allotment option in November 2000 resulted in net proceeds of $84.0 million.

     We have sustained losses since inception. As of March 31, 2001, we had an accumulated deficit of $36.4 million. Our net losses attributable to common stockholders were $20.8, $9.3, and $1.3 million for the fiscal years ended December 31, 2000, 1999, and 1998 respectively.

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

     We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. To date, our revenues have resulted from sales of the ALZET product line, which we acquired from ALZA in April 2000, and, to a lesser extent, from sales of ear catheter products, which we acquired from IntraEAR, Inc. in October 1999.

     We have a limited history of operations and anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by relatively new companies, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery, and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our products, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our products and to fund operating losses to be incurred in the next several years.


Results of Operations

Three months ended March 31, 2001 and 2000

     Revenue. Net revenues were $1.4 million and $83,000 for the three months ended March 31, 2001 and 2000, respectively. Sales for the three months ended March 31, 2001 resulted primarily from the ALZET product line, which we acquired in April 2000. In the corresponding period in 2000, our sales were derived solely from our ear catheter products. In the near future, we do not intend to significantly increase our efforts to sell and market either of these product lines and as such do not anticipate that revenues from them will increase significantly.

     Cost of goods sold. Cost of goods sold was $611,000 or 44% of revenues and $36,000 or 43% of revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of goods sold as a percentage of revenues was attributable to higher proportions of sales of the relatively higher cost ALZET minipumps. Cost of goods sold includes manufacturing cost variances that result from the completion of batches of the ALZET product line, which may be large relative to our sales. As a result, we expect cost of goods sold as a percentage of revenue related to this product to fluctuate.

     Research and Development. Research and development expenses were $4.1 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase was attributable to increased research and development activity, especially related to the company's Phase II clinical trial for its lead product, DUROS sufentanil. As a result of the early completion of patient enrollment for this trial, we accelerated related expenses in the first quarter of 2001. As of March 31, 2001, we had 46 research and development employees compared with 28 as of the corresponding date in 2000. We expect research and development expenses to increase as we begin Phase III clinical trials for DUROS sufentanil, continue to hire research and development personnel, continue to develop our spinal hydromorphone product, and research and develop other products.

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


                                                                                (in thousands)
                                                                                --------------
          Year ended December 31,
            2001............................................................         $ 8,000
            2002............................................................          13,000
            2003............................................................          14,000
            2004*...........................................................          17,000
                                                                                     -------
      Total minimum funding required........................................         $52,000
                                                                                     =======

---------------
* Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

     Selling, General and Administrative. Selling, general and administrative expenses were $1.9 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. Selling expenses increased following the acquisition of the ALZET product line in April 2000. As of March 31, 2001, we had 24 sales and administrative personnel compared with 13 as of the corresponding date in 2000. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to meet the obligations of a public company and support our growth.

     Amortization of intangible assets. In connection with our acquisitions of IntraEAR, Inc. and the ALZET product line, we acquired goodwill of $1.9 million and other intangible assets of $4.2 million. Goodwill is amortized over the estimated useful life of 6 years; other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets increased to $274,000 for the three months ended March 31, 2001 from $69,000 for the corresponding period in 2000. Amortization of intangibles assets in the three months ended March 31, 2000 resulted from the acquisition of IntraEAR, Inc. in October 1999. The increase in amortization of goodwill and other intangibles in the three months ended March 31, 2001 resulted from the acquisition of the ALZET product line in April 2000 and the amortization of goodwill and other intangibles associated with the IntraEAR acquisition.

     The remaining goodwill for both acquisitions at March 31, 2001 was $1.5 million, which will be amortized as follows: $238,000 for nine months ending December 31, 2001, $317,000 for each of the years ending December 31, 2002, 2003 and 2004, $289,000 for the year ending December 31, 2005, and $59,000 for the year ending December 31, 2006. The remaining other intangible assets for both acquisitions at March 31, 2001 was $3.4 million, which will be amortized as follows: $584,000 for the nine months ending December 31, 2001, $779,000 for each of the years ending December 31, 2002, $762,000 for the year ending December 31, 2003, $567,000 for the year ending December 31, 2004, $505,000 for the year ending December 31, 2005, and $167,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may amortize them on an accelerated schedule or write them off.

     Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $10.3 million in connection with stock options granted to employees and directors. Of this amount, we have amortized $6.3 million through March 31, 2001. For the three months ended March 31, 2001, we recorded $855,000 of stock-based compensation, compared with $886,000 for the corresponding period of 2000. Of these amounts, employee stock compensation related to the following: cost of goods sold of $22,000 for the three months ended March 31, 2001, and $0 for the corresponding period in 2000; research and development expenses of $591,000 for the three months ended March 31, 2001 and $605,000 in the corresponding period in 2000; and selling, general and administrative expenses of $242,000 in the three months ended March 31, 2001 and $281,000 in the corresponding period of 2000.

     Non-employee stock compensation related to research and development expenses was $89,000 for the three months ended March 31, 2001 and $100,000 for the corresponding period of 2000. Non-employee stock compensation related to selling, general and administrative expenses was $13,000 for the three months ended March 31, 2001 and $146,000 for the corresponding period in 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

     The remaining employee deferred stock compensation at March 31, 2001 was $4.0 million, which will be amortized as follows: $1.9 million for the nine months ending December 31, 2001, $1.4 million for the year ending December 31, 2002, $600,000 for the year ending December 31, 2003, and $51,000 for the year ending December 31, 2004. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

     Other Income (Expense). Interest income increased to $1.6 million for the three months ended March 31, 2001, from $287,000 for the corresponding period in 2001. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from the sale of convertible preferred stock in March 2000 and our initial public offering in September 2000. Interest expense was $62,000 for the three months ended March 31, 2001, and $21,000 for the corresponding period in 2000. The increase in interest expense was primarily due to increased debt obligations from equipment financings. We expect interest expense to increase due to the structure of the payment schedule on our equipment loan.

Liquidity and Capital Resources

     For the three months ended March 31, 2001, cash expenditures for operating activities and additions to capital equipment were $4.1 million. We anticipate that these expenditures will increase in future periods.

     From inception through the time of our initial public offering in September 2000, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. On September 28, 2000 we raised $76.2 million, net of issuance costs, through an initial public offering of our common stock, and in November 2000, we raised $7.8 million from the exercise in part of our underwriters' over-allotment option. At March 31, 2001, we had cash, cash equivalents and investments totaling $102.1 million compared to $106.1 million at December 31, 2000.

     Working capital at March 31, 2001 was $84.8 million compared to $105.1 million at December 31, 2000. The decrease was primarily attributable to the purchases of long-term investments, operating losses of $6.4 million, and an increase in accrued and other current liabilities of $1.0 million.

     We used $2.6 million of cash for operations for the three months ended March 31, 2001 compared to $3.1 million for the corresponding period in 2000. The decrease was primarily attributable to an increase in contract research liabilities, offset by increased operating losses and a decrease in prepaid expenses.

     We received $3.6 million of cash from investing activities for the three months ended March 31, 2001 compared to $11.3 million for the corresponding period in 2000. The decrease in receipts of investing cash was primarily due to a decrease in proceeds from maturities of short-term investments and an increase in purchases of investments and equipment.

     We used $85,000 of cash in financing activities for the three months ended March 31, 2001 compared to a receipt of $25.8 million for the corresponding period in 2000. The decrease was primarily due to decreases in proceeds from the issuance of preferred stock and an equipment loan, offset by an increase in payments on equipment financings.

     We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. We anticipate incurring capital expenditures of at least $4.0 million over the next 12 months to construct, equip and validate our DUROS manufacturing facility. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products. Assets relating to our manufacturing facilities will be depreciated over their estimated useful lives.

     In March 2001, we signed a noncancelable operating lease for an office facility. This lease commences in June 2001, expires in May 2006, and has two options to extend the lease term for up to an additional eight years. The monthly payments under this noncancelable operating lease increase over the term of the lease and are between $102,000 and $119,000.

     We believe that our existing cash, cash equivalents and investments will be sufficient to finance our planned operations and capital expenditures through at least the next 18 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

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

Factors that May Affect Future Results

     In addition to the other information in this Form on 10-Q, the following factors should be considered carefully in evaluating our business and prospects:

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


We may acquire technologies and businesses which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention

     We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc., in April 2000 we acquired the ALZET product and related assets from ALZA and in April 2001, we completed the acquisition of Southern BioSystems, Inc. These and other acquisitions expose us to:

     . increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Past acquisitions, such as our acquisitions of IntraEAR, ALZET and Southern BioSystems, as well future acquisitions, may not generate any additional revenue or provide any benefit to our business.

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

     Our new facility will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to obtain and maintain certifications for complying with these regulations. If we fail to build and qualify a manufacturing facility in time to meet our product requirements or at currently anticipated costs, or fail to obtain and maintain certification for compliance with good manufacturing practices regulation, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems.

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

     Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of March 31, 2000, we have completed an initial Phase I clinical trial for our DUROS sufentanil product using an external pump to test the safety of continuous chronic infusion of the drug, and have initiated a Phase II clinical trial, but have not begun our Phase III trial of this product, or initiated clinical trials for any other products. We are currently conducting prelinical studies on our second product, DUROS hydromorphone. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

     We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2001, had an accumulated deficit of approximately $36.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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


If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

     Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2001, we held four issued U.S. patents and one issued foreign patent. In addition, we have 15 pending U.S. patent applications and have filed 12 patent applications under the Patent Cooperation Treaty, from which 8 national phase applications are currently pending in Europe, Australia and Canada. As of April 30, 2001, our subsidiary Southern BioSystems, Inc. held 3 issued U.S. patents, 1 issued foreign patent and 5 pending U.S. patent applications and has filed 6 patent applications under the Patent Cooperation Treaty. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

     We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements, which expires in September 2004. We do not have long-term agreements with many of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.


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


Future deferred compensation expenses and non-cash charges may adversely impact or delay our profitability

     We recorded deferred compensation expenses related to stock option grants made through December 31, 2000, which will be amortized as follows: $1.9 million for the nine months ending December 31, 2001; $1.4 million for the year ending December 31, 2002; $600,000 for the year ending December 31, 2003; and $51,000 for the year ending December 31, 2004. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued a warrant to ALZA with a deemed value of approximately $6.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.


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


ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2001, approximately 83% of our investment portfolio was composed of investments with original maturities of one year or less and approximately 46% of our investment portfolio matures less than 90 days from the date of purchase.

     In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate. The average interest rates were 9.65% and 9.56% during 3 months ended March 31, 2001 and March 31, 2000, respectively. At March 31, 2001 and March 31, 2000, the Company had loans outstanding in the amounts of $156,000 and $289,000, respectively.

     The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2001 by year of maturity (dollars in thousands):

                                                                 2001              2002                2003              Total
                                                              ---------          --------            ---------        ---------
     Cash equivalents:
         Fixed rate....................................      $   28,823                --                  --          $   28,823
         Average fixed rate............................            5.19%               --                  --                5.19%
         Variable rate.................................      $   16,961                --                  --          $   16,961
         Average variable rate.........................            5.47%               --                  --                5.47%
     Short-term investments:
         Fixed rate....................................      $   19,655        $    9,119                  --          $   28,774
         Average fixed rate............................            6.23%             6.33%                 --                6.25%
         Variable rate.................................      $    8,700                --                  --          $    8,700
         Average variable rate.........................            5.01%               --                  --                5.01%
     Long-term investments:
         Fixed rate....................................      $       --        $   12,958            $  4,132          $   17,090
         Average fixed rate............................              --              6.42%               5.41%               6.25%
                                                             ----------        ----------            --------          ----------
     Total investment securities.......................      $   74,139        $   22,077            $  4,132          $  100,348
                                                             ----------        ----------            --------          ----------
     Average rate......................................            5.61%             6.39%               5.41%               5.78%
                                                             ----------        ----------            --------          ----------

     The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2000 by year of maturity (dollars in thousands):

                                                                      2001                 2002             Total
                                                                   ---------              ------         ------------
  Cash equivalents:
     Fixed rate............................................        $ 21,610                  --            $ 21,610
     Average fixed rate....................................            6.58%                 --                6.58%
     Variable rate.........................................        $ 25,280                  --            $ 25,280
     Average variable rate.................................            6.82%                 --                6.82%
  Short-term investments:
     Fixed rate............................................        $ 52,830                  --            $ 52,830
     Average fixed rate....................................            6.58%                 --                6.58%
     Variable rate.........................................        $  4,900                  --            $  4,900
     Average variable rate.................................            6.75%                 --                6.75%
  Long-term investments:
     Fixed rate............................................        $     --              $1,652            $  1,652
     Average fixed rate....................................              --                7.26%               7.26%
                                                                   --------              ------            --------
  Total investment securities..............................        $104,620              $1,652            $106,272
                                                                   --------              ------            --------
  Average rate.............................................            6.63%               7.26%               6.65%
                                                                   --------              ------            --------


PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings

     None

ITEM 2.   Changes in Securities and Use of Proceeds

     On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters' discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised in part their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of March 31, 2001, we used $11.6 million for development expenses related to our products including the allocation of certain general and administrative costs, $1.9 million for the construction of our new manufacturing facility, and, under the terms of our agreement to purchase the ALZET product line from ALZA Corporation, we were required to make our final payment for inventory following the completion of our initial public offering, in the amount of $805,000. We invested the remainder of the net proceeds in investment grade securities.

     We intend to use the net proceeds of the initial public offering as follows:

     . approximately $40-$60 million to fund development expenses related to our products, including clinical trial expenses;

     . approximately an additional $3.5-$6.5 million to fund the development and construction of our manufacturing facility;

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

     None

ITEM 5.   Other Information

     None

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K have been filed during the three months ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DURECT CORPORATION


                                By:    /s/ Thomas A. Schreck
                                   ---------------------------------------------
                                           Thomas A. Schreck
                                         Chief Financial Officer
                                      (Principal Financial Officer)
Date: May 11, 2001



                                By:    /s/ Jon W. Kawaja
                                   ---------------------------------------------
                                           Jon W. Kawaja
                                    Sr. Director of Finance and
                                            Controller
Date: May 11, 2001