Form 10-Q
period 2001-06-30
DURECT CORP
filed 2001-08-14
CIK 1082038

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from             to

                        Commission file number 000-31615
                                  -----------

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

                                   (408) 777-1417
               (Registrant's telephone number, including area code)
                                    ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

  As of August 3, 2001, there were 48,003,522 shares of the registrant's Common Stock outstanding.
================================================================================

                                     INDEX

                                                                                                             Page
                                                                                                             ----
PART I.   FINANCIAL INFORMATION
 Item 1.        Financial Statements.......................................................................       3

                Condensed Consolidated Statements of Operations............................................       3
                For the three and six months ended June 30, 2001 and 2000 (unaudited)

                Condensed Consolidated Balance Sheets......................................................       4
                As of June 30, 2001(unaudited) and December 31, 2000

                Condensed Consolidated Statements of Cash Flows............................................       5
                For the six  months ended June 30, 2001 and 2000 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)...........................       6

 Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations......      11

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk.................................      30

PART II.   OTHER INFORMATION

 Item 1.        Legal Proceedings..........................................................................      31

 Item 2.        Changes in Securities and Use of Proceeds..................................................      31

 Item 3.        Defaults Upon Senior Securities............................................................      32

 Item 4.        Submission of Matters to a Vote of Security Holders........................................      32

 Item 5.        Other Information..........................................................................      32

 Item 6.        Exhibits and Reports on Form 8-K...........................................................      32

                (a) Exhibits...............................................................................      32

                (b) Reports on Form 8-K....................................................................      32

Signatures.................................................................................................      33

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                               DURECT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                    Three months ended           Six months ended
                                                                    ------------------           ----------------
                                                                         June 30,                    June 30,
                                                                         --------                    --------
                                                                       2001         2000            2001           2000
                                                                       ----         ----            ----           ----
Revenue, net....................................................   $  1,687      $   998        $  3,086        $ 1,081
Cost of goods sold(1)...........................................        974          575           1,585            611
                                                                   --------      -------        --------        -------
Gross profit....................................................        713          423           1,501            470
                                                                   --------      -------        --------        -------
Operating expenses:
  Research and development......................................      5,315        2,983           9,409          5,242
  Research and development to related party.....................         18          171              65            433
  Selling, general and administrative...........................      2,157        1,003           4,035          1,973
  Amortization of intangible assets.............................        461          233             735            302
  Stock-based compensation(1)...................................        919        1,367           1,854          2,499
  Acquired in-process research and development..................     14,030           --          14,030             --
                                                                   --------      -------        --------        -------
     Total operating expenses...................................     22,900        5,757          30,128         10,449
                                                                   --------      -------        --------        -------
Loss from operations............................................    (22,187)      (5,334)        (28,627)        (9,979)
Other income (expense):
  Interest income...............................................      1,281          540           2,864            828
  Interest expense..............................................        (84)         (33)           (145)           (55)
                                                                   --------      -------        --------        -------
Net other income................................................      1,197          507           2,719            773
                                                                   --------      -------        --------        -------
     Net loss...................................................    (20,990)      (4,827)        (25,908)        (9,206)
Accretion of cumulative dividends on Series B
 convertible preferred stock....................................         --          326              --            653
                                                                   --------      -------        --------        -------
Net loss attributable to common stockholders....................   $(20,990)     $(5,153)       $(25,908)       $(9,859)
                                                                   ========      =======        ========        =======
Net loss per common share, basic and diluted....................   $  (0.45)     $ (0.65)       $  (0.57)       $ (1.35)
                                                                   ========      =======        ========        =======
Shares used in computing basic and diluted net loss
 per share......................................................     46,325        7,958          45,726          7,279
                                                                   ========      =======        ========        =======
Pro forma net loss per share, basic and diluted(2)..............                 $ (0.14)                       $ (0.28)
                                                                                 =======                        =======
Shares used in computing pro forma net loss

 per share(2)...................................................                  35,461                         33,055
                                                                                 =======                        =======
___________
(1)  Stock-based compensation related to the following:

Cost of goods sold..............................................   $     65      $    21        $     87        $    21
Research and development........................................        613          960           1,294          1,665
Selling, general and administrative.............................        306          407             560            834
                                                                   --------      -------        --------        -------
                                                                   $    984      $ 1,388        $  1,941        $ 2,520
                                                                   ========      =======        ========        =======

(2) See note 1 for a description of the calculation of pro forma amounts.

                            See accompanying notes.

                              DURECT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     June 30,        December  31,
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                    (unaudited)
                                                                                    -----------
Assets
Current assets:
  Cash and cash equivalents.................................................             $ 35,623          $ 46,702
  Short-term investments....................................................               33,092            57,730
  Accounts receivable, net..................................................                1,262             1,261
  Inventories...............................................................                2,389             2,682
  Prepaid expenses and other current assets.................................                2,143               938
                                                                                         --------          --------
     Total current assets...................................................               74,509           109,313

Property and equipment, net.................................................               10,527             4,472
Intangible assets, net......................................................               11,186             5,175
Long-term investments.......................................................               25,476             1,652
                                                                                         --------          --------
Total assets................................................................             $121,698          $120,612
                                                                                         ========          ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..........................................................             $  1,242          $    658
  Accrued liabilities.......................................................                1,865               923
  Accrued construction in progress..........................................                1,152             1,673
  Accrued contract manufacturing............................................                   --               248
  Accrued liabilities to related party......................................                   25                54
  Contract research liability...............................................                  663               290
  Current portion of long-term debt.........................................                  150                --
  Equipment financing obligations, current portion..........................                  517               407
                                                                                         --------          --------
Total current liabilities...................................................                5,614             4,253

Long-term debt, less current portion........................................                1,575                --
Equipment financing obligations, noncurrent portion.........................                  823             1,105
Other noncurrent liabilities................................................                  100                --

Commitments and contingencies

Stockholders' equity:
  Common stock..............................................................                    4                 4
  Additional paid-in capital................................................              188,809           165,638
  Notes receivable from stockholders........................................                 (632)             (652)
  Accumulated other comprehensive income....................................                  294                29
  Deferred compensation.....................................................               (4,046)           (4,830)
  Deferred royalties and commercial rights..................................              (13,480)          (13,480)
  Accumulated deficit.......................................................              (57,363)          (31,455)
                                                                                         --------          --------
Stockholders' equity........................................................              113,586           115,254
                                                                                         --------          --------
Total liabilities and stockholders' equity..................................             $121,698          $120,612
                                                                                         ========          ========

                              DURECT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                       Six months ended
                                                                                                           June 30,
                                                                                                           --------
                                                                                                        2001              2000
                                                                                                      --------           -------
Cash flows from operating activities
Net loss.....................................................................................         $(25,908)          $(9,206)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................................              540               278
  Noncash charges related to stock-based compensation........................................            1,941             2,520
  Amortization of certain intangible assets..................................................              735               302
  Acquired in-process research and development...............................................           14,030
  Changes in assets and liabilities:
   Accounts receivable.......................................................................              673              (644)
   Inventories...............................................................................              592            (3,346)
   Prepaid expenses and other assets.........................................................             (888)             (640)
   Accounts payable  ........................................................................              308              (182)
   Accrued liabilities  .....................................................................             (151)              607
   Accrued liabilities to related party  ....................................................              (29)            2,269
   Contract research liability  .............................................................              373                30
                                                                                                      --------           -------
     Total adjustments  .....................................................................           18,124             1,194
                                                                                                      --------           -------
     Net cash and cash equivalents used in operating activities  ............................           (7,784)           (8,012)
                                                                                                      --------           -------

Cash flows from investing activities
Purchases of equipment  .....................................................................           (3,860)             (999)
Purchases of investments  ...................................................................          (49,122)           (2,634)
Payment of transaction costs in the acquisition of SBS.......................................             (450)               --
Proceeds from maturities of investments  ....................................................           50,202            11,690
Acquisition of intangible assets  ...........................................................               --            (4,635)
                                                                                                      --------           -------
     Net cash and cash equivalents provided by (used in) investing activities  ..............           (3,230)            3,422
                                                                                                      --------           -------

Cash flows from financing activities
Net proceeds from equipment financing obligations  ..........................................               --               976
Payments on equipment financing obligations  ................................................             (203)             (133)
Payments on short-term debt..................................................................             (100)               --
Net proceeds from notes receivable from stockholders  .......................................               20              (360)
Net proceeds from issuances of common and preferred stock  ..................................              218            25,423
                                                                                                      --------           -------
     Net cash and cash equivalents provided by (used in) financing activities ...............              (65)           25,906
                                                                                                      --------           -------
Net increase (decrease) in cash and cash equivalents  .......................................          (11,079)           21,316
Cash and cash equivalents, beginning of the period  .........................................           46,702             3,863
                                                                                                      --------           -------
Cash and cash equivalents, end of the period  ...............................................         $ 35,623           $25,179
                                                                                                      ========           =======

Supplemental disclosure of cash flow information
Cash paid during the period for interest  ...................................................         $    112           $    32
                                                                                                      ========           =======
Issuance of stock, stock options and warrants for acquisition of SBS  .......................         $ 22,716           $    --
                                                                                                      ========           =======
Notes receivable from stockholders issued in connection with exercise of stock options  .....         $     --           $   591
                                                                                                      ========           =======
Issuance of warrants to equipment lessor  ...................................................         $     --           $   190
                                                                                                      ========           =======
Issuance of warrants to ALZA Corporation  ...................................................         $     --           $ 4,576
                                                                                                      ========           =======

                            See accompanying notes.

                              DURECT CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

Note 1.   Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

  DURECT Corporation (the "Company") was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical systems company developing therapies for chronic disorders that require continuous dosing. The Company's lead product is for the treatment of chronic pain. Additionally, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters used in the treatment of ear disorders. The Company's wholly owned subsidiary, Southern BioSystems, Inc. ("SBS") manufacturers biodegradable polymers used in pharmaceutical products and conducts research and development of pharmaceutical products with third party pharmaceutical company partners.

Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, the operating results for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

  Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

  Inventories consisted of the following (in thousands):


                                                                                        June 30,      December  31,
                                                                                      ------------   --------------
                                                                                           2001             2000
                                                                                          ------           ------
                                                                                         (unaudited)
  Raw materials  ...................................................................        $  291           $  191
  Work in process  .................................................................           118            1,278
  Finished goods  ..................................................................         1,980            1,213
                                                                                            ------           ------
     Total inventories  ............................................................        $2,389           $2,682
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

Comprehensive Loss

  Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting comprehensive loss and its components in the financial statements. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. The Company's comprehensive losses for the three months ended June 30, 2001 and 2000, were $20,943,000 and $4,829,000, respectively, compared to its net losses of $20,990,000 and $4,827,000, respectively. The Company's comprehensive losses for the six months ended June 30, 2001 and 2000, were $25,643,000 and $9,228,000, respectively, compared to its net losses of $25,908,000 and $9,206,000, respectively.


Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported net loss amounts.


Net Loss Per Share

  Basic net loss per share and diluted net loss per share are computed in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to the Company's right of repurchase, which lapses ratably. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented.

  Pro forma basic and diluted net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of convertible preferred stock (using the if-converted method) from the original date of issuance. Upon conversion of the Series B preferred stock at the time of the Company's initial public offering, all accumulated dividends were forgiven and did not continue to accumulate. The net loss used in the pro forma basic and diluted net loss per share excludes the accumulated dividends. The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):


                                                                         Three months ended         Six months ended
                                                                         ------------------         ----------------
                                                                              June 30,                  June 30,
                                                                              --------                  --------

                                                                          2001         2000          2001         2000
                                                                          ----         ----          ----         ----
Net loss  .......................................................       $(20,990)     $(4,827)     $(25,908)     $(9,206)
  Less: accumulated dividend on Series B preferred stock  .......            --         (326)           --         (653)
                                                                        --------      -------      --------      -------
Net loss available to common stockholders  ......................       $(20,990)     $(5,153)     $(25,908)     $(9,859)
                                                                        ========      =======      ========      =======
Basic and diluted weighted average shares:
  Weighted-average shares of common stock outstanding  ..........         47,525       10,957        47,045       10,129
  Less: weighted-average shares subject to repurchase  ..........         (1,200)      (2,999)       (1,319)      (2,850)
                                                                        --------      -------      --------      -------
  Weighted-average shares used in computing basic and diluted
    net loss per share  .........................................         46,325        7,958        45,726        7,279
                                                                        ========      =======      ========      =======
Basic and diluted net loss per share  ...........................       $  (0.45)     $ (0.65)     $  (0.57)     $ (1.35)
                                                                        ========      =======      ========      =======
Pro forma:
  Net loss  .....................................................                     $(4,827)                   $(9,206)
                                                                                      =======                    =======
  Shares used above  ............................................                       7,958                      7,279
  Pro forma adjustment to reflect weighted effect of assumed
    conversion of convertible preferred stock  ..................                      27,503                     25,776
                                                                                      -------                    -------
  Shares used in computing pro forma basic and diluted net loss
    per share  ..................................................                      35,461                     33,055
                                                                                      =======                    =======
Pro forma net loss per share, basic and diluted  .................                    $ (0.14)                   $ (0.28)
                                                                                      =======                    =======

Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we adopted on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.


  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002, and we do not believe that SFAS 142 will have a material effect on our operating results or financial position.

Note 2. Acquisition of Southern BioSystems, Inc.

  On April 30, 2001, the Company acquired SBS, a privately held Alabama corporation, that designs, develops, licenses and manufactures controlled-release products, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., SBS also designs, develops and manufactures biodegradable polymers. Under the terms of the acquisition, the Company issued 1,355,235 shares of common stock, and agreed to issue up to 720,161 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed SBS's liabilities, including $1.7 million in debt. The total purchase price was $23.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization.

  At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, the Company may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on the Company's stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period proceeding the registration of shares, subject to certain conditions. Further information regarding the SBS acquisition is included in the company's current Report on Form 8-K filed with the SEC on May 15, 2001.

  The Company recorded $918,000 of unearned compensation related to the intrinsic value of approximately 152,000 unvested employee options assumed in connection with the acquisition. This amount will be expensed to stock compensation ratably over the vesting period. Direct transaction costs related to the acquisition were approximately $450,000.

  The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SBS subsequent to the acquisition date. The purchase price has been allocated to the tangible net assets acquired, the intangible assets acquired, and in-process research and development based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

     Net tangible assets acquired                    $ 1,472
     Intangible assets acquired:
          Core technology                              1,560
          Developed technology                         1,810
          Assembled workforce                            740
     Acquired in-process research and development     14,030
     Goodwill                                          2,636
     Unearned compensation                               918
                                                     -------
     Total purchase price allocation                 $23,166
                                                     =======

  Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, a line of credit, and an issued bond. For the remainder of 2001, the intangible assets acquired and goodwill are each being amortized on a straight-line basis over their estimated useful lives, which are 4 and 10 years, respectively. Beginning in 2002, goodwill and assembled workforce will not be amortized but reviewed for impairment (See Note 1: Recent Accounting Pronouncements). Acquired in-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the three months ended June 30, 2001.

   SBS's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing SBS's proprietary technology is in any stage of human clinical testing nor is approved for marketing in humans.

   A valuation of the purchased assets was undertaken to assist us in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of core technology, developed technology, assembled workforce and goodwill, were assigned a value of $6.7 million and will be amortized over their estimated useful lives of four to ten years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

  Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No such charges have been recorded in 2001 related to the SBS or any other of the Company's acquisitions.

  In conjunction with our acquisition of SBS in April 2001, we assumed Alabama State Industrial Development Bonds with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.2% at maturity on November 1, 2009. As part of the acquisition agreement, we are required to guarantee and collateralize these bonds with a letter of credit of approximately $2.5 million that the Company deposited with a local bank in July 2001. Interest payments are due semi-annually and principal payments increase from $150,000 to $240,000 over the term of the bond until the principal is fully amortized in 2009. We have an option to call these bonds beginning in November 2001, which we may exercise. The call premium decreases annually from 1 1/2% if we call the bonds in November 2001 to 0% in November 2004.

Unaudited Pro Forma Information

  The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of SBS had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to SBS, for the six months ending June 30, 2001 and 2000 with the historical results of operations of SBS for the six months ended June 30, 2001 and 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future.

                                                                            Six months ended
              (in thousands, except per share amounts)                    ---------------------
                                                                                June 30,
                                                                          ---------------------
                                                                            2001         2000
                                                                          --------     --------
Revenue..........................................................         $  4,108     $  2,807
Net loss.........................................................          (13,080)     (10,801)
Net loss per common share, basic and diluted.....................         $  (0.29)    $  (1.48)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and 2000 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and "Factors that May Affect Future Results" section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," "plans," "estimates," "expects," and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Factors that May Affect Future Results" and "Overview" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

  We were founded in February 1998. During that year, we were engaged in negotiating a licensing agreement with ALZA Corporation to gain specified rights to its DUROS system, raising capital, recruiting scientific and management personnel and commencing research and development activities. In late 1998, we filed an investigational new drug application relating to our first product, Chronogesic(TM) (which we formerly referred to as "DUROS sufentanil"), a DUROS-based pharmaceutical system for the treatment of chronic pain. In 1999, we began a Phase I clinical trial for Chronogesic(TM) using an external pump to test the safety of continuous chronic infusion of this drug, initiated the development of a spinal hydromorphone product, and initiated the research and development of other products based on the DUROS system. In 2000, we prepared for and initiated our Phase II clinical trial for Chronogesic(TM) , which included the development of our manufacturing process, developed a prototype of our spinal hydromorphone product, and continued to research and develop other products based on the DUROS system.

  In the first six months of 2001, we completed the clinical portion of our Phase II clinical trial for Chronogesic(TM), secured a long-term supply agreement for our bulk drug requirements for Chronogesic(TM), and completed construction of our manufacturing facility. In addition, we completed our acquisition of Southern BioSystems, Inc. ("SBS") in the second quarter of 2001. SBS, a privately held Alabama corporation, designs, develops, licenses and manufactures controlled-release products, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., also designs, develops and manufactures biodegradable polymers. With this acquisition, we have added three additional drug delivery platforms, the SABER(TM) delivery system, microspheres and drug loaded implants, from which to develop new products.

  Prior to our initial public offering in September 2000, we financed operations primarily through the sale of convertible preferred stock, resulting in net proceeds of $53.2 million. Our initial public offering together with the exercise in part of our underwriters' over-allotment option in November 2000, resulted in net proceeds of $84.0 million.

  We have sustained losses since inception. As of June 30, 2001, we had an accumulated deficit of $57.4 million. Our net losses attributable to common stockholders were $20.8, $9.3, and $1.3 million for the fiscal years ended December 31, 2000, 1999, and 1998 respectively.

  These losses have resulted primarily from costs incurred in the research and development of our products, and to a lesser extent, selling, general and administrative costs associated with our operations and product sales. Our research and development expenses consist of salaries and related expenses for research and development personnel, contract research and development services, supplies and a portion of overhead operating expenses. We expense all of our research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we expand clinical trials and research and development activities. Selling, general and administrative expenses consist primarily of salaries and related expenses for administrative, finance, marketing and executive personnel, legal, accounting and other professional fees and a portion of overhead operating expenses. To support our research and development activities and the additional obligations of a public reporting entity, we expect to increase our selling, general and administrative expenses. We also expect to incur substantial non-cash expenses relating to stock-based compensation and the amortization of acquired intangible assets. As a result of these factors, we expect to incur significant losses and negative cash flows from operations for the foreseeable future.

  Under the terms of the acquisition of SBS, we issued 1,355,235 shares of common stock, and agreed to issue up to 720,161 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed SBS's liabilities, including $1.7 million in debt. The total purchase price was $23.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization. At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, we may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on our stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period proceeding the registration of shares, subject to certain conditions. Further information regarding the SBS acquisition is included in our current Report on Form 8-K filed with the SEC on May 15, 2001. We recorded $918,000 of unearned compensation related to the intrinsic value of approximately 152,000 unvested employee options assumed in connection with the acquisition. This amount will be expensed to stock compensation ratably over the vesting period. Direct transaction costs related to the acquisition were approximately $450,000. SBS, and its wholly owned subsidiary Birmingham Polymers, Inc., operates as a wholly owned subsidiary of DURECT, and our financial statements for the three months ended June 30, 2001 include the results of operations of SBS subsequent to the acquisition date.

  We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. To date, our revenues have resulted from sales of the ALZET product line, which we acquired from ALZA in April 2000, polymer sales and contract research and development revenue from SBS, which we acquired in April 2001, and, to a lesser extent, from sales of ear catheter products, which we acquired as part of our acquisition of substantially all of the assets of IntraEAR, Inc. in October 1999.

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


Results of Operations

Three and six months ended June 30, 2001 and 2000

  Revenue.   Net revenues increased to $1.7 million and $3.1 million for the three and six months ended June 30, 2001, respectively, from $1.0 million and $1.1 for the corresponding periods in 2000. The increase in revenue in the three months ended June 30, 2001 compared to the corresponding period in 2000 is attributable primarily to the acquisition of SBS in April 2001 and its related revenues from polymer sales and contract research and development. The increase in revenue in the six months ended June 30, 2001 compared to the corresponding period in 2000 is attributable to our selling the ALZET product line over the entire six month period in 2001, compared to the partial period following the acquisition of the ALZET product line in April of 2000, and to our acquisition of SBS and its related revenues.

  We consider our core business to be developing and commercializing pharmaceutical systems; we do not expect to generate revenues from our pharmaceutical systems, should they be approved, for at least several years. As such, and in the near future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines or revenue generating businesses. As a result, we do not anticipate that our revenues will increase significantly, if it all, for several years.

  Cost of goods sold.   Cost of goods sold was $974,000 and $1.6 million for the
three and six months ended June 30, 2001, respectively, and $575,000 and $611,000 for the three and six months ended June 30, 2000, respectively. Cost of goods sold as a percent of net revenues was 58% and 51% for the three and six months ended June 30, 2001, respectively, and 58% and 57% for the corresponding periods in 2000. The decrease in cost of goods sold as a percentage of net revenues for the six months ended June 30, 2001 compared to the corresponding period in 2000 is attributable to manufacturing efficiencies related to our ALZET product, partially offset by the introduction of relatively higher costs from sales of polymers and contract research and development which commenced following our acquisition of SBS.

  Cost of good sold includes variances from expected costs that occur during the manufacturing processes for the Alzet and SBS product lines, which may be large relative to our sales. As a result, we expect cost of goods sold as a percentage of revenue related to these products to fluctuate.

  Research and Development.   Research and development expenses increased to
$5.3 million and $9.5 million for the three and six months ended June 30, 2001 respectively, from $3.2 million and $5.7 million for the corresponding periods in 2000. The increase was attributable to increased research and development activity, including expenses related to the company's Phase II clinical trial for our lead product, Chronogesic(TM). A significant portion of our research and development expenses in the first six months of 2001 related to the organization, enrollment, and treatment of approximately 50 patients at 10 clinical sites in this trial. The increase was also due to an increase in research and development personnel and related expenses. As of June 30, 2001, we had 62 research and development employees compared with 34 as of the corresponding date in 2000. We expect research and development expenses to increase as we begin Phase III clinical trials for Chronogesic(TM), continue to hire research and development personnel, continue to develop our spinal hydromorphone product, and research and develop other products, including products utilizing the SBS delivery technology.

  In addition, we expect research and development expenses to continue to increase in order to meet minimum product funding requirements under our license agreement with ALZA. To maintain our rights under this agreement, we must spend minimum amounts each year on product development, with the amount and duration of funding in each field varying over time. For our two products currently in development, we are required to fund each in the amount of at least $3.0 million per year until the time of commercialization. Funding requirements to maintain rights to additional products began in 2001. The future minimum annual product funding requirements for all fields of use are as follows:

                                                                                     (in
                                                                                 thousands)
                                                                                -------------
Year ended December 31,
         2001.................................................................       $ 8,000
         2002.................................................................        13,000
         2003.................................................................        14,000
         2004*................................................................        17,000
                                                                                     -------
      Total minimum funding required..........................................       $52,000
                                                                                     =======

________________
* Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

  Selling, General and Administrative.   Selling, general and administrative
expenses increased to $2.2 million and $4.0 million for the three and six months ended June 30, 2001 respectively, from $1.0 million and $2.0 million for the corresponding periods in 2000. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. Selling expenses increased following the acquisition of the ALZET product line in April 2000. As of June 30, 2001, we had 48 sales and administrative personnel compared with 20 as of the corresponding date in 2000. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to meet the obligations of a public company and support our growth.

  Amortization of intangible assets. In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill of $4.5 million and other intangible assets of $8.3 million. Goodwill is amortized over the estimated useful life of 6 to 10 years; other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets increased to $461,000 and $735,000 for the three and six months ended June 30, 2001, respectively, from $233,000 and $302,000 for the corresponding periods in 2000. Amortization of intangibles assets in the three months and six months ended June 30, 2000 resulted from the acquisition of the ALZET product line in April 2000 and IntraEAR, Inc. in October 1999. The increase in amortization of goodwill and other intangibles in the three months and six months ended June 30, 2001 resulted from the acquisition of SBS in April 2001, and the amortization of goodwill and other intangibles associated with the ALZET product line and the IntraEAR acquisition.

  The remaining goodwill and assembled workforce for these three acquisitions at June 30, 2001 was $4.0 million and $1.0 million, respectively, of which we will amortize $291,000 and $149,000, respectively, in the six months ending December 31, 2001. In subsequent periods, goodwill and assembled workforce will not be amortized, but will be periodically evaluated for impairment or obsolescence. An impairment would be deemed to have occurred when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Impairment, if any, is assessed using discounted cash flows. Should the intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair market value. Through June 30, 2001, there have been no such impairments.

  The remaining other intangible assets for these three acquisitions at June 30, 2001 was $6.1 million, which will be amortized as follows: $670,000 for the six months ending December 31, 2001, $1.3 million for each of the years ending December 31, 2002 and 2003, $1.2 million for each of the years ending December 31, 2004 and 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair market value.

  Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. We have amortized $7.1 million through June 30, 2001. For the three months and six months ended June 30, 2001, we recorded $837,000 and $1.7 million of stock-based compensation, respectively, compared with $1.2 million and $2.1 million for the corresponding periods of 2000. Of these amounts, employee stock compensation related to the following: cost of goods sold of $65,000 and $87,000 for the three and six months ended June 30, 2001, respectively, and $21,000 and $21,000 for the corresponding periods in 2000; research and development expenses of $493,000 and $1.1 million for the three and six months ended June 30, 2001, respectively, and $845,000 and $1.5 million in the corresponding periods in 2000; and selling, general and administrative expenses of $280,000 and $522,000 in the three and six months ended June 30, 2001, respectively, and $363,000 and $644,000 in the corresponding periods of 2000.

  Non-employee stock compensation related to research and development expenses was $120,000 and $210,000 for the three and six months ended June 30, 2001, respectively, and $114,000 and $215,000 for the corresponding periods of 2000. Non-employee stock compensation related to selling, general and administrative expenses was $26,000 and $38,000 for the three months and six months ended June 30, 2001, respectively, and $44,000 and $190,000 for the corresponding periods in 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

  The remaining employee deferred stock compensation at June 30, 2001 was $4.1 million, which will be amortized as follows: $1.5 million for the six months ending December 31, 2001, $1.7 million for the year ending December 31, 2002, $739,000 for the year ending December 31, 2003, $111,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006 . Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

  Acquired in-process research and development. Acquired in-process research and development was $14.3 million for the three and six months ended June 30, 2001 compared to $0 for the corresponding periods in 2000. This write off resulted from the acquisition of SBS in April 2001. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This would result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the period subsequent to the acquisition.

  Other Income (Expense). Interest income increased to $1.3 million and $2.9 million for the three and six months ended June 30, 2001, respectively, from $540,000 and $828,000 for the corresponding periods in 2000. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from our initial public offering in September 2000. We expect our interest income to decline as our average outstanding balances of cash and investments decline; should yields on our investments decline with interest rates in general, our interest income will also decrease. Interest expense was $84,000 and $145,000 for the three and six months ended June 30, 2001, respectively, and $33,000 and $55,000 for the corresponding periods in 2000. The increase in interest expense was primarily due to an increase in debt obligations from equipment financings and the assumption of $1.7 million of debt as part of our acquisition of SBS. We expect interest expense to increase due to the structure of the payment schedule on our equipment loan and as we record interest on the debt assumed from SBS over an entire period.

Liquidity and Capital Resources

  From inception through the time of our initial public offering in September 2000, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. On September 28, 2000 we raised $76.2 million, net of issuance costs, through an initial public offering of our common stock, and in November 2000, we raised $7.8 million from the exercise in part of our underwriters' over-allotment option. At June 30, 2001, we had cash, cash equivalents and investments totaling $94.2 million compared to $106.1 million at December 31, 2000.

  Working capital at June 30, 2001 was $68.9 million compared to $105.1 million at December 31, 2000. The decrease was primarily attributable to purchases of long-term investments, operating losses of $14.6 million, excluding acquired in-process research and development and an increase in accrued and other current liabilities of $1.3 million.

  We used $7.8 million of cash for operations for the six months ended June 30, 2001 and $8.0 million in the corresponding period in 2000. The increases in net loss and accounts receivable in the first six months in 2001 compared to the first six months of 2000 was offset by an increase in noncash charges for the amortization of certain intangible assets and by a decrease in accrued liabilities. As part of our purchase of the ALZET product line in April 2000, we acquired $3.5 million of inventory, $2.5 million of which was recorded as an accrued liability to a related party.

  We used $3.2 million of cash from investing activities for the six months ended June 30, 2001 compared to a receipt of $3.4 million for the corresponding period in 2000. The decrease was primarily due to an increase in purchases of investments and equipment, offset by an increase in proceeds from maturities of investments.

  We used $65,000 of cash in financing activities for the six months ended June 30, 2001 compared to a receipt of $25.9 million for the corresponding period in 2000. The decrease was primarily due to the receipt of proceeds from the issuance of preferred stock and an equipment financing received in 2000.

  We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. We anticipate incurring capital expenditures of at least $2.0 million over the next 9 months to construct, equip and validate our DUROS manufacturing facility. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products. Assets relating to our manufacturing facilities will be depreciated over their estimated useful lives.

  In March 2001, we signed a noncancelable operating lease for an office facility. This lease commenced in June 2001, expires in May 2006, and has two options to extend the lease term for up to an additional eight years. The monthly payments under this noncancelable operating lease increase over the term of the lease from $102,000 to $119,000.

  In conjunction with our acquisition of SBS in April 2001, we assumed Alabama state Industrial Development Bonds with remaining principal payments of $1.7 million and current interest rate of 6.35%, increasing each year up to 7.2% at maturity on November 1, 2009. These bonds are guaranteed and collateralized by a letter of credit of approximately $2.5 million that the Company maintains with a local bank. Interest payments are due semi-annually and principal payments increase from $150,000 to $240,000 over the term of the bond until the principal is fully amortized in 2009. We have an option to call these bonds beginning in November 2001, which we may exercise. The call premium decreases annually from 1 1/2% if we call the bonds in November 2001 to 0% in November 2004.

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

  The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. For our lead product, Chronogesic(TM) and our second product, DUROS hydromorphone, we have not yet determined the drug dosages we intend to use for commercialization nor finalized the commercial design. We are continuing testing of these products and exploring possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete the design of these products. In addition, we may not be able to develop dosages that will be safe and effective or compatible with the pharmaceutical system for a commercially reasonable treatment and storage period. If we are unable to complete development of these or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete clinical trials for our pharmaceutical systems

  Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. We have completed an initial Phase I clinical trial for our lead product, Chronogesic(TM), using an external pump to test the safety of continuous chronic infusion of the drug, and we have completed the clinical portion of the Phase II clinical trial for this product in May 2001. We are conducting pre-clinical studies on our second product, DUROS hydromorphone. We plan to continue extensive and costly clinical trials to assess the safety and effectiveness of Chronogesic(TM), DUROS hydromorphone and our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects.

  The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary for their successful completion. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

  Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of June 30, 2001, we have completed an initial Phase I clinical trial for our Chronogesic(TM) product using an external pump to test the safety of continuous chronic infusion of the drug, and have completed the clinical portion of a Phase II clinical trial, but have not begun our Phase III trial of this product, or initiated clinical trials for any other products. We are currently conducting prelinical studies on our second product, DUROS hydromorphone. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

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

  Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we do not achieve compliance for the products we manufacture, the FDA may withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our products.

We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience

     We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We have not yet completed development of the manufacturing process for any of our pharmaceutical systems, and DURECT has limited experience in developing such manufacturing processes. We are still optimizing our manufacturing process and exploring possible changes to increase efficiencies and lower costs. If we fail to develop manufacturing processes to permit us to manufacture our pharmaceutical systems at an acceptable cost, then we may not be able to commercialize our pharmaceutical systems.

     To date, we do not own manufacturing facilities capable of supplying clinical and commercial quantities of our products. Our current manufacturing facilities are only capable of manufacturing sub-assemblies of our DUROS-based pharmaceutical systems and cannot perform the final fill steps of our manufacturing process. We completed construction of a manufacturing facility for your DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we anticipate that this facility, once it is ready for production, will be capable of manufacturing supplies for our Phase III clinical trial and commercial launch of our Chronogesic(TM) product and for clinical trials of our DUROS hydromorphone product as well as other products on a pilot scale. However, in order for the facility to be ready to produce clinical and anticipated commercial supplies of our products, we must still do work to ensure that the facility is compatible with the manufacturing process for our DUROS systems and meets all applicable regulatory standards, and we must complete validation and qualification of our facility. The manufacture of our DUROS-based pharmaceutical systems is a complex process, and federal, state and foreign regulatory standards relating to manufacture of pharmaceutical products are rigorous, complex and subject to varying interpretations. We may need to alter our facility design, install additional equipment or do additional construction or testing in order to adapt our facility to our current DUROS manufacturing process, meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We have commenced validating and qualifying the manufacturing facility but have not completed these processes. DURECT has no experience validating and qualifying manufacturing facilities. Furthermore, our new facility will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to attain and maintain compliance with these regulations. If we are unable to ready our manufacturing facility for production in a timely manner or at an acceptable cost and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. We may also be required or choose to subcontract with third party contractors to perform the final manufacturing steps of our DUROS-based pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See "We rely heavily on third parties to support development, clinical testing and manufacturing of our products." Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system without approval from ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

     In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on ALZA to perform the coating process for the manufacture of the ALZET product, but we will be required to perform this process ourselves starting April 2003. We have limited experience manufacturing this product, and we may not be able to successfully or consistently manufacture this product at an acceptable cost, if at all.

  Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us, including Chronogesic(TM)

  In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999 and April 2000. ALZA was acquired by Johnson & Johnson, Inc. in June 2001 and has since operated as a wholly owned subsidiary. This agreement gives us exclusive rights to develop, commercialize and manufacture products using ALZA's DUROS technology to deliver by catheter:

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

  We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA's prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. Furthermore, to maintain our rights under this license agreement, we must meet annual minimum development spending requirements totaling $52.0 million to develop products in some or all of these fields through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. In order to maintain commercialization rights for our products in the U.S. and any foreign countries, we must diligently develop our products, procure required regulatory approvals and commercialize the products in these countries. If we fail to meet the various diligence requirements, we may:

  . close our rights to develop, commercialize and manufacture some of our DUROS-based pharmaceutical systems;

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

  Under the ALZA agreement, we must pay ALZA royalties on sales of DUROS- based pharmaceutical systems we commercialize and a percentage of any up-front license fees, milestone or special fees, payments or other consideration we receive, excluding research and development funding. In addition, commencing upon the commercial sale of a product developed under the agreement, we are obligated to make minimum product payments to ALZA on a quarterly basis based on our good faith projections of our net product sales of the product. These minimum payments will be fully credited against the product royalty payments we must pay to ALZA.

  ALZA also has an exclusive option to distribute our Chronogesic(TM) product in the U.S. and Canada and any DUROS-based pharmaceutical system we develop to deliver non-proprietary cancer antigens worldwide. The terms of any distribution arrangement have not been set and are to be negotiated in good faith between ALZA and ourselves. If ALZA chooses not to exercise its option to distribute our Chronogesic(TM) product, this may be interpreted as a negative factor, resulting in a decline in our stock price. ALZA's option to acquire distribution rights limits our ability to negotiate with other distributors for these products and may result in lower payments to us than if these rights were subject to competitive negotiations. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party. These rights do not apply to products that are subject to ALZA's option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to the commencement of human clinical trials.

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


Technologies and businesses which we have acquired may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. We may also acquire additional businesses or technologies in the future, which could have these same effects

  We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc., in April 2000 we acquired the ALZET product and related assets from ALZA and in April 2001, we completed the acquisition of SBS. These and our future acquisitions expose us to:

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Past acquisitions, such as our acquisitions of IntraEAR, ALZET and SBS, as well future acquisitions, may not generate any additional revenue or provide any benefit to our business.

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


Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

  Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including Chronogesic(TM). Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If users of our products are unable to obtain adequate reimbursement from third-party payors, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues

  The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives have been directed at lowering the total cost of health care, and the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

  Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly limiting payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

  We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2001, had an accumulated deficit of approximately $57.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

  To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers and contract research and development revenues from our SBS subsidiary. We do not expect these revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.


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


If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

  Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2001, we held four issued U.S. patents and one issued foreign patent. In addition, we have 17 pending U.S. patent applications and have filed 12 patent applications under the Patent Cooperation Treaty, from which 11 national phase applications are currently pending in Europe, Australia and Canada. As of June 30, 2001, our subsidiary SBS held 3 issued U.S. patents, 1 issued foreign patent and 6 pending U.S. patent applications and has filed 6 patent applications under the Patent Cooperation Treaty. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

  We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on MDS Pharma, Inc. to perform blood plasma assays in connection with our clinical trials for Chronogesic(TM) and Nelson Laboratories, Inc. to perform quality control services related to components of our DUROS-based pharmaceutical systems. In the past, we relied on Chesapeake Biological Labs, Inc. to perform the final manufacturing steps of our Chronogesic(TM) product, and we may need to rely on a third party manufacturer again if we encounter delays in readying our manufacturing facility for production. See "We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience." We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our DUROS-based pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

  Certain components and drug substances used in our DUROS-based pharmaceutical systems are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

  . delays associated with redesigning a product due to a failure to obtain a single source component;
  . an inability to obtain an adequate supply of required components; and . reduced control over pricing, quality and time delivery.

  We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our Chronogesic(TM) product, which expires in September 2004. Additionally, we have a supply agreement with RMS Company under which RMS has agreed to supply us with titanium components of our DUROS-based pharmaceutical systems until April 2004. Other that these agreements, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

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


We may have difficulty raising needed capital in the future

  Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and facilities and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

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


Future deferred compensation expenses and non-cash charges may adversely impact or delay our profitability

  To date, we have recorded deferred compensation expenses related to stock options grants, including stock options assumed in our acquisition of SBS, which will be amortized as follows: $1.5 million for the six months ending December 31, 2001, $1.7 million for the year ending December 31, 2002, $739,000 for the year ending December 31, 2003, $111,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued a warrant to ALZA with a deemed value of approximately $6.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.


We depend upon key personnel who may terminate their employment with us at any time, and we need to hire additional qualified personnel

  Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer, James E. Brown, our

President and Chief Executive Officer and Thomas A. Schreck, our Chief Financial Officer. Although we have obtained key man life insurance policies for each of Messrs. Theeuwes, Brown and Schreck in the amount of $1 million, this insurance may not adequately compensate us for the loss of their services. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

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


Our business involves environmental risks and risks related to handling regulated substances

  In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since our acquisition of SBS, which, through its subsidiary Birmingham Polymers, Inc., is engaged in the business of manufacturing and selling biodegradable polymers. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substance in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.


Our stock price may fluctuate, and your investment in our stock could decline in value

  The average daily trading only volume of our common stock for the six months ending June 30, 2001, was 125,256 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of your shares.


Future sales of our common stock may depress our stock price

  Commencing on March 27, 2001, which was 180 days after the date of our initial public offering, as many as 34,173,026 shares of our common stock became available for sale in the public market, subject to applicable securities laws. Additionally, in connection with our acquisition of SBS, we are obligated to use our reasonable best efforts to prepare and file with the SEC a registration statement on Form S-3 (or such successor or other appropriate form) under the Securities Act with respect to the common stock issued to the former SBS shareholders on or before November 30, 2001. The common stock issued in connection with this acquisition shall become freely tradable in the public market after the registration statement has been declared effective by the Securities and Exchange Commission. Further information regarding the SBS acquisition is included in the company's current report on Form 8-K filed with the SEC on May 15, 2001. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, these sales could create the perception to the public of difficulties or problems in our business. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We have broad discretion over the use of our cash and investments, and their investment may not yield a favorable return

  Our management has broad discretion over how our cash and investments are used and may invest in ways with which our stockholders may not agree and that do not yield favorable returns.

Executive officers, directors and entities affiliated with them have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders

  Our directors, executive officers and principal stockholders, together with their affiliates have substantial control over us. The interests of these stockholders may differ from the interests of other stockholders. As a result, these stockholders, if acting together, would have the ability to exercise control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

  .  the election of directors;

  .  the amendment of charter documents;

  . the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

  . the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.


Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us

  Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

  . authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

  . providing for a dividend on our common stock, commonly referred to as a "poison pill", which can be triggered after a person or group acquires 17.5% or more of common stock;

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

  In connection with our acquisition of SBS we issued 1,355,235 shares of common stock, and agreed to issue up to 720,161 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed SBS's liabilities, including $1.7 million in debt. At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, we may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on our stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period proceeding the registration of shares, subject to certain conditions. If we are obligated to issue additional shares to the former SBS shareholders and reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, there will be additional dilution to our investors. Further information regarding the SBS acquisition is included in the company's current Report on Form 8-K filed with the SEC on May 15, 2001.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2001, approximately 73% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 38% of our investment portfolio matures less than 90 days from the date of purchase.

  In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate. The average interest rates were 8.26% and 10.40% during 3 months ended June 30, 2001 and June 30, 2000, respectively. At June 30, 2001 and June 30, 2000, the Company had loans outstanding in the amounts of $122,000 and $256,000, respectively.

  The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2001 by year of maturity (dollars in thousands):

                                                       2001              2002               2003         Total
                                                     --------          --------           --------     ---------
  Cash equivalents:
     Fixed rate............................          $21,873                --                  --       $21,873
     Average fixed rate....................             3.86%               --                  --          3.86%
     Variable rate.........................          $14,546                --                  --       $14,546
     Average variable rate.................             4.82%               --                  --          4.82%
  Short-term investments:
     Fixed rate............................          $14,063           $15,229                  --       $29,292
     Average fixed rate....................             5.77%             5.76%                 --          5.77%
     Variable rate.........................          $ 3,800                --                  --       $ 3,800
     Average variable rate.................             3.90%               --                  --          3.90%
  Long-term investments:
     Fixed rate............................          $    --           $13,322             $12,154       $25,476
     Average fixed rate....................               --              5.74%               4.80%         5.20%
                                                     -------           -------             -------       -------
  Total investment securities..............          $54,282           $28,551             $12,154       $94,987
                                                     -------           -------             -------       -------
  Average rate.............................             4.87%             5.76%               4.80%         5.14%
                                                     -------           -------             -------       -------

  The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2000 by year of maturity (dollars in thousands):

                                                                     2001                2002         Total
                                                                   --------            --------     ---------
  Cash equivalents:
     Fixed rate...................................                 $ 21,610                  --        $ 21,610
     Average fixed rate...........................                     6.58%                 --            6.58%
     Variable rate................................                 $ 25,280                  --        $ 25,280
     Average variable rate........................                     6.82%                 --            6.82%
  Short-term investments:
     Fixed rate...................................                 $ 52,830                  --        $ 52,830
     Average fixed rate...........................                     6.58%                 --            6.58%
     Variable rate................................                 $  4,900                  --        $  4,900
     Average variable rate........................                     6.75%                 --            6.75%
  Long-term investments:
     Fixed rate...................................                 $     --              $1,652        $  1,652
     Average fixed rate...........................                       --                7.26%           7.26%
                                                                   --------              ------        --------
  Total investment securities.....................                 $104,620              $1,652        $106,272
                                                                   --------              ------        --------
  Average rate....................................                     6.63%               7.26%           6.65%
                                                                   --------              ------        --------


PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings

  None

ITEM 2.   Changes in Securities and Use of Proceeds

  On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters' discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised in part their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discounts and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of June 30, 2001, we used $18.7 million for development expenses related to our products, including the allocation of certain general and administrative costs, $5.3 million for the construction and validation our new manufacturing facility, and, under the terms of our agreement to purchase the ALZET product line from ALZA Corporation, we were required to make our final payment for inventory following the completion of our initial public offering, in the amount of $805,000. We invested the remainder of the net proceeds in investment grade securities.

  We intend to use the net proceeds of the initial public offering as follows:

  . approximately $40-$60 million to fund development expenses related to our products, including clinical trial expenses;

  . approximately an additional $2.0-$4.0 million to fund the development, construction and validation of our manufacturing facility;

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

  On May 11, 2001, in connection with an Exclusive Trademark License and Assignment Agreement with Daniel Carr dated May 11, 2001, we issued to Daniel Carr a warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share, which represented the closing sale price of our common stock on May 11, 2001. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.


ITEM 3.   Defaults Upon Senior Securities

  None


ITEM 4.   Submission of Matters to a Vote of Security Holders

  On June 27, 2001, the Annual Meeting of Stockholders of DURECT Corporation. was held in Cupertino, California.

  An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2004:

     Felix Theeuwes (28,784,504 votes for, 1,193,941 votes withheld) Albert L. Zesiger (29,806,839 votes for, 171,606 votes withheld)

  Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

  . To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 (29,954,210 votes in favor, 8,375 votes opposed, 15,860 votes abstaining).


ITEM 5.   Other Information

  None


ITEM 6.   Exhibits and Reports on Form 8-K


  (a) Exhibits: None


  (b) Reports on From 8-K:

      Durect filed a Report on Form 8-K and Form 8-K/A on May 15, 2001 and June 29, 2001, respectively, regarding the completion of its acquisition of Southern BioSystems, Inc.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DURECT CORPORATION


                                  By:     /s/ Thomas A. Schreck
                                     ---------------------------------------
                                              Thomas A. Schreck
                                           Chief Financial Officer
                                        (Principal Financial Officer)
Date: August 14, 2001

                                  By:     /s/ Jon W. Kawaja
                                      --------------------------------------
                                              Jon W. Kawaja
                                          Sr. Director of Finance

Date: August 14, 2001