Form 10-Q
period 2001-09-30
DURECT CORP
filed 2001-11-13
CIK 1082038

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to

                        Commission file number 000-31615

                               -------------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 2, 2001, there were 48,100,280 shares of the registrant's Common Stock outstanding.

================================================================================

                                      INDEX

                                                                                                            Page
PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements........................................................................       3

           Condensed Statements of Operations..........................................................       3
           For the three and nine months ended September 30, 2001 and 2000 (unaudited)

           Condensed Balance Sheets....................................................................       4
           As of September 30, 2001(unaudited) and December 31, 2000

           Condensed Statements of Cash Flows..........................................................       5
           For the nine months ended September 30, 2001 and 2000 (unaudited)

           Notes to Condensed Financial Statements (unaudited).........................................       6

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......      11

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................      28

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings...........................................................................      29

 Item 2.   Changes in Securities and Use of Proceeds...................................................      29

 Item 3.   Defaults Upon Senior Securities.............................................................      30

 Item 4.   Submission of Matters to a Vote of Security Holders.........................................      30

 Item 5.   Other Information...........................................................................      30

 Item 6.   Exhibits and Reports on Form 8-K............................................................      30

           (a) Exhibits................................................................................      30

           (b) Reports on Form 8-K.....................................................................      30

Signatures.............................................................................................      31

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

                               DURECT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   (unaudited)

                                                                        Three months ended            Nine months ended
                                                                           September 30,                September 30,
                                                                           -------------                -------------
                                                                         2001         2000             2001           2000
                                                                         ----         ----             ----           ----
Revenue, net                                                          $ 1,841       $ 1,101         $  4,928       $  2,182
Cost of goods sold(1)                                                     963           645            2,548          1,256
                                                                      -------       -------         --------       --------

Gross profit                                                              878           456            2,380            926
                                                                      -------       -------         --------       --------

Operating expenses:
   Research and development                                             7,181         3,400           16,590          8,648
   Research and development to related party                               25           193               90            626
   Selling, general and administrative                                  2,305         1,398            6,339          3,363
   Amortization of intangible assets                                      555           206            1,290            508
   Stock-based compensation(1)                                            750         1,432            2,605          3,932
   Acquired in-process research and development                            --            --           14,030             --
                                                                      -------       -------         --------       --------

      Total operating expenses                                         10,816         6,629           40,944         17,077
                                                                      -------       -------         --------       --------

Loss from operations                                                   (9,938)       (6,173)         (38,564)       (16,151)
Other income (expense):
   Interest income                                                      1,096           495            3,960          1,322
   Interest expense                                                       (92)          (34)            (238)           (88)
                                                                      -------       -------         --------       --------

Net other income                                                        1,004           461            3,722          1,234
                                                                      -------       -------         --------       --------

      Net loss                                                         (8,934)       (5,712)         (34,842)       (14,917)
Accretion of cumulative dividends on Series B
  convertible preferred stock                                              --           319               --            972
                                                                      -------       -------         --------       --------

Net loss attributable to common stockholders                          $(8,934)      $(6,031)        $(34,842)      $(15,889)
                                                                      =======       =======         ========       ========


Net loss per common share, basic and diluted                          $ (0.19)      $ (0.62)        $  (0.76)      $  (1.96)
                                                                      =======       =======         ========       ========


Shares used in computing basic and diluted net loss
  per share                                                            46,906         9,802           46,120          8,118
                                                                      =======       =======         ========       ========


Pro forma net loss per share, basic and diluted(2)                                  $(0.16)                        $  (0.44)
                                                                                    ======                         ========


Shares used in computing pro forma net loss
  per share(2)                                                                      36,408                           34,170
                                                                                    ======                         ========

(1)  Stock-based compensation related to the following:

Cost of goods sold                                                       $ 31       $   22            $  118         $   43
Research and development                                                  503        1,020             1,798          2,685
Selling, general and administrative                                       247          412               807          1,247
                                                                         ----       ------            ------         ------

                                                                         $781       $1,454            $2,723         $3,975
                                                                         ====       ======            ======         ======

(2) See note 1 for a description of the calculation of pro forma amounts.

                             See accompanying notes.

                               DURECT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                             September 30,         December 31,
                                                                                                 2001                  2000
                                                                                                 ----                  ----
                                                                                              (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                   $ 20,970           $ 46,702
   Short-term investments                                                                        48,427             57,730
   Accounts receivable, net                                                                       1,054              1,261
   Inventories                                                                                    2,052              2,682
   Prepaid expenses and other current assets                                                      1,848                938
                                                                                               --------           --------

      Total current assets                                                                       74,351            109,313

Property and equipment, net                                                                      11,456              4,472
Intangible assets, net                                                                           10,631              5,175
Long-term investments                                                                            15,418              1,652
Restricted investments                                                                            3,421                 --
                                                                                               --------           --------

Total assets                                                                                   $115,277           $120,612
                                                                                               ========           ========


Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                                            $  1,533           $    658
   Accrued liabilities                                                                            2,341                923
   Accrued construction in progress                                                                 720              1,673
   Accrued contract manufacturing                                                                    --                248
   Accrued liabilities to related party                                                              30                 54
   Contract research liability                                                                    1,455                290
   Current portion of long-term debt                                                                150                 --
   Equipment financing obligations, current portion                                                 528                407
                                                                                               --------           --------

Total current liabilities                                                                         6,757              4,253

Long-term debt, less current portion                                                              1,575                 --
Equipment financing obligations, noncurrent portion                                                 704              1,105
Other noncurrent liabilities                                                                        126                 --

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                                       4                  4
   Additional paid-in capital                                                                   188,937            165,638
   Notes receivable from stockholders                                                              (621)              (652)
   Accumulated other comprehensive income                                                           784                 29
   Deferred compensation                                                                         (3,212)            (4,830)
   Deferred royalties and commercial rights                                                     (13,480)           (13,480)
   Accumulated deficit                                                                          (66,297)           (31,455)
                                                                                               --------           --------

Stockholders' equity                                                                            106,115            115,254
                                                                                               --------           --------

Total liabilities and stockholders' equity                                                     $115,277           $120,612
                                                                                               ========           ========

                             See accompanying notes.

                               DURECT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                   2001              2000
                                                                                                   ----              ----
Cash flows from operating activities

Net loss                                                                                         $(34,842)         $(14,917)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                       958             1,027
  Noncash charges related to stock-based compensation                                               2,723             3,975
  Amortization of certain intangible assets                                                         1,290                --
  Acquired in-process research and development                                                     14,030                --
  Changes in assets and liabilities:
   Accounts receivable                                                                                881              (754)
   Inventories                                                                                        929            (2,908)
   Prepaid expenses and other assets                                                                 (592)             (431)
   Restricted investments                                                                          (1,000)               --
   Accounts payable                                                                                   598              (136)
   Accrued liabilities                                                                               (184)            1,052
   Accrued liabilities to related party                                                               (24)              729
   Contract research liability                                                                      1,165               226
                                                                                                 --------          --------

     Total adjustments                                                                             20,774             2,780
                                                                                                 --------          --------

     Net cash and cash equivalents used in operating activities                                   (14,068)          (12,137)
                                                                                                 --------          --------

Cash flows from investing activities

Purchases of property, plant and equipment                                                         (5,195)           (1,416)
Purchases of investments                                                                          (65,000)           (2,636)
Proceeds from sales and maturities of investments                                                  61,292            11,690
Payment of transaction costs in the acquisition of SBS                                               (450)               --
Acquisition of intangible assets                                                                       --            (4,635)
                                                                                                 --------          --------

     Net cash and cash equivalents provided by (used in) investing activities                      (9,353)            3,003
                                                                                                 --------          --------

Cash flows from financing activities

Net proceeds from equipment financing obligations                                                      --            1,279
Payments on equipment financing obligations                                                          (319)            (200)
Purchase of restricted investments                                                                 (2,421)              --
Payments of issuance costs for IPO                                                                     --           (1,562)
Net proceeds from notes receivable from stockholders                                                   31               --
Net proceeds from issuances of common and preferred stock                                             398           25,074
                                                                                                 --------          -------

     Net cash and cash equivalents provided by (used in) financing activities                      (2,311)          24,591
                                                                                                 --------          -------

Net increase (decrease) in cash and cash equivalents                                              (25,732)          15,457
Cash and cash equivalents, beginning of the period                                                 46,702            3,863
                                                                                                 --------          -------

Cash and cash equivalents, end of the period                                                     $ 20,970          $19,320
                                                                                                 ========          =======


Supplemental disclosure of cash flow information

Cash paid during the period for interest                                                         $    190          $    52
                                                                                                 ========          =======

Issuance of stock, stock options and warrants for acquisition of SBS                             $ 22,716          $    --
                                                                                                 ========          =======

Notes receivable from stockholders issued in connection with exercise of stock options           $     --          $   619
                                                                                                 ========          =======

Issuance of warrants to equipment lessor                                                         $     --          $   190
                                                                                                 ========          =======

Issuance of warrants to ALZA Corporation                                                         $     --          $ 6,480
                                                                                                 ========          =======

IPO proceeds receivable                                                                          $     --          $78,120
                                                                                                 ========          =======

                             See accompanying notes.

                               DURECT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1.  Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

         DURECT Corporation (the "Company") was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical systems company developing therapies for chronic disorders that require continuous dosing. The Company's lead product is for the treatment of chronic pain. Additionally, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters used in the treatment of ear disorders. The Company's wholly owned subsidiary, Southern BioSystems, Inc. ("SBS") manufactures biodegradable polymers used in pharmaceutical products and conducts research and development of pharmaceutical products with third party pharmaceutical and biotechnology company partners.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of the Company's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2001, the operating results for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

                                      September 30,       December 31,
                                         2001                2000
                                         ----                ----
                                      (unaudited)
   Raw materials                        $  207             $  191
   Work in process                         822              1,278
   Finished goods                        1,023              1,213
                                        ------             ------
      Total inventories                 $2,052             $2,682
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

Comprehensive Loss

         Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting comprehensive loss and its components in the financial statements. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income or loss. The Company's comprehensive losses for the three months ended September 30, 2001 and 2000, were $8,444,000 and $5,692,000, respectively, compared to its net losses of $8,934,000 and $5,712,000, respectively. The Company's comprehensive losses for the nine months ended September 30, 2001 and 2000, were $34,087,000 and $14,919,000, respectively, compared to its net losses of $34,842,000 and $14,917,000, respectively.

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

                                                                            Three months ended         Nine months ended
                                                                              September 30,               September 30,
                                                                              -------------               -------------
                                                                            2001         2000           2001         2000
                                                                            ----         ----           ----         ----
Net loss                                                                  $(8,934)      $(5,712)     $(34,842)     $(14,917)
   Less: accumulated dividend on Series B preferred stock                      --          (319)          --           (972)
                                                                          -------       -------      --------      --------

Net loss available to common stockholders                                 $(8,934)      $(6,031)     $(34,842)     $(15,889)
                                                                          =======       =======      ========      ========


Basic and diluted weighted average shares:

   Weighted-average shares of common stock outstanding                     48,015        12,438        47,369        10,899
   Less: weighted-average shares subject to repurchase                     (1,109)       (2,636)       (1,249)       (2,781)
                                                                          -------       -------      --------      --------

   Weighted-average shares used in computing basic and diluted
     net loss per share                                                    46,906         9,802        46,120         8,118
                                                                          =======       =======      ========      ========


Basic and diluted net loss per share                                      $ (0.19)      $ (0.62)     $  (0.76)     $  (1.96)
                                                                          =======       =======      ========      ========


Pro forma:
   Net loss                                                                             $(5,712)                   $(14,917)
                                                                                        =======                    ========

   Shares used above                                                                      9,802                       8,118
   Pro forma adjustment to reflect weighted effect of assumed
     conversion of convertible preferred stock                                           26,606                      26,052
                                                                                        -------                    --------

   Shares used in computing pro forma basic and diluted net loss
     per share                                                                           36,408                      34,170
                                                                                        =======                    ========

Pro forma  basic and diluted net loss per share                                         $ (0.16)                   $  (0.44)
                                                                                        =======                    ========

                                       7

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. We expect to adopt this statement during the first quarter of fiscal 2002. As the effect of this adoption is difficult to predict, we continue to assess the impact that SFAS 142 will have on our operating results or financial position.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a material effect on our operating results or financial position.

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

         At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, the Company may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on the Company's stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period preceding the registration of shares, subject to certain conditions. Further information regarding the SBS acquisition is included in the company's current Report on Form 8-K filed with the SEC on May 15, 2001.

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
                                                                        =======


         Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, a line of credit, and issued bonds. For the remainder of 2001, the intangible assets acquired and goodwill are each being amortized on a straight-line basis over their estimated useful lives, which are 4 and 10 years, respectively. Beginning in 2002, goodwill and assembled workforce will not be amortized but reviewed for impairment (See Note 1: Recent Accounting Pronouncements). Acquired in-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the three months ended June 30, 2001.

         SBS's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing SBS's proprietary technology is in any stage of human clinical testing nor is approved for marketing in humans.

         A valuation of the purchased assets was undertaken to assist us in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.0 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of core technology, developed technology, assembled workforce and goodwill, were assigned a value of $6.7 million and will be amortized over their estimated useful lives of four to ten years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

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

         In conjunction with our acquisition of SBS in April 2001, we assumed Alabama State Industrial Development Bonds ("SBS Bonds") with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.2% at maturity on November 1, 2009. As part of the acquisition agreement, we are required to guarantee and collateralize these bonds with a letter of credit of approximately $2.5 million that the Company deposited with a local bank in July 2001 (See Note 4). Interest payments are due semi-annually and principal payments increase from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call these bonds beginning in November 2001, which we may exercise. The call premium decreases annually from 1 1/2% if we call the bonds in November 2001 to 0% in November 2004.

Unaudited Pro Forma Information

         The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of SBS had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to SBS, for the nine months ending September 30, 2001 and 2000 with the historical results of operations of SBS for the nine months ended September 30, 2001 and 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future.

                                                                                                  Nine months ended
                                                                                      (in thousands, except per share amounts)
                                                                                                       September 30,
                                                                                                  2001            2000
                                                                                                  ----            ----
Revenue                                                                                         $  5,950         $  5,021
Net loss attributable to common stockholders                                                     (22,014)         (17,157)
Net loss per common share, basic and diluted                                                    $  (0.48)        $  (2.11)

Note 3.  Stockholder Rights Plan

         On July 6, 2001, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The rights issued pursuant to the Rights Plan will initially trade with shares of the Company's common stock, unless and until they are separated upon the occurrence of certain future events, and will have no impact on the way in which the company's shares are traded. The distribution of the rights were payable to stockholders of record on July 20, 2001. The rights will expire on July 6, 2011 and are not exercisable until ten days after a person or group announces an acquisition of 17.5 percent or more of the Company's outstanding common stock or the commencement of a tender offer, which would result in ownership by the person or group of 17.5 percent or more of the Company's outstanding common stock.

         Upon exercise, all rights holders except the potential acquiror will be entitled to acquire the Company's common stock at a discount. The effect will be to discourage acquisitions of more than 17.5 percent of the Company's common stock without negotiations with the Company's Board of Directors. Under certain circumstances, the Company's Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for the Company's common stock at an exchange ratio of one share of common stock per right. The Company is entitled to redeem the rights at any time on or before the tenth day following acquisition by a person or group of 17.5 percent or more of the Company's common stock. Further information regarding the Company's Stockholder Rights Plan is included in the Company's registration statement on Form 8-A filed with the SEC on July 10, 2001.

Note 4.  Restricted Investments

         In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a local bank as a letter of credit to secure a lease for an office facility (see Note 5). The restriction on these funds will be released upon termination of the lease in June 2006, but may be reduced by $200,000 annually provided timely rental payments are made. In July 2001, the Company also deposited $2.4 million in investment grade securities with the same bank to guarantee the SBS Bonds. This guarantee will be released upon the sooner of the final settlement of the bonds in 2009, or the exercise by the Company of its option to call the bonds. The Company's option to call the bonds begins in November 2001.

Note 5. Operating Lease

          In March 2001, the company signed a noncancelable operating lease for an office facility. This lease commenced in June 2001, expires in May 2006, and has two options to extend the lease term for up to an additional eight years. The monthly payments under this noncancelable operating lease increase over the term of the lease from $102,000 to $119,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and 2000 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and "Factors that May Affect Future Results" section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," "plans," "estimates," "expects," and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the "Factors that May Affect Future Results" and "Overview" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. Chronogesic(TM), SABER(TM), IntraEAR(R) and ALZET(R) are trademarks of DURECT Corporation. DUROS(R) is a trademark of ALZA Corporation, a subsidiary of Johnson & Johnson.

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

         We were founded in February 1998. During that year, we were engaged in negotiating a licensing agreement with ALZA Corporation to gain specified rights to its DUROS system, raising capital, recruiting scientific and management personnel and commencing research and development activities. In late 1998, we filed an investigational new drug application relating to our first product, Chronogesic(TM) (which we formerly referred to as "DUROS sufentanil"), a DUROS-based pharmaceutical system for the treatment of chronic pain. In 1999, we began a Phase I clinical trial for Chronogesic(TM) using an external pump to test the safety of continuous chronic infusion of this drug, initiated the development of a spinal hydromorphone product, and initiated the research and development of other products based on the DUROS system. In 2000, we prepared for and initiated our Phase II clinical trial for Chronogesic(TM), which included the development of our manufacturing process, developed a prototype of our spinal hydromorphone product, and continued to research and develop other products based on the DUROS system.


         In the first nine months of 2001, we completed our Phase II clinical trial for Chronogesic(TM), continued the development of our spinal hydromorphone product, secured a long-term supply agreement for our bulk drug requirements for Chronogesic(TM), and completed construction of our manufacturing facility. In addition, we completed our acquisition of Southern BioSystems, Inc. ("SBS") in the second quarter of 2001. SBS, a privately held Alabama corporation, designs, develops, licenses and manufactures controlled-release products, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., also designs, develops and manufactures biodegradable polymers. With this acquisition, we have added three additional drug delivery platforms, the SABER(TM) delivery system, microspheres and drug loaded implants, from which to develop new products.

         Prior to our initial public offering in September 2000, we financed operations primarily through the sale of convertible preferred stock, resulting in net proceeds of $53.2 million. Our initial public offering together with the exercise in part of our underwriters' over-allotment option in November 2000, resulted in net proceeds of $84.0 million.

         We have sustained losses since inception. As of September 30, 2001, we had an accumulated deficit of $66.3 million. Our net losses attributable to common stockholders were $20.8 million, $9.3 million, and $1.3 million for the fiscal years ended December 31, 2000, 1999, and 1998 respectively.

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

         Under the terms of the acquisition of SBS, we issued 1,355,235 shares of common stock, and agreed to issue up to 720,161 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed SBS's liabilities, including $1.7 million in debt. The total purchase price was $23.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization. At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, we may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on our stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period preceding the registration of shares, subject to certain conditions. Further information regarding the SBS acquisition is included in our current Report on Form 8-K filed with the SEC on May 15, 2001. We recorded $918,000 of unearned compensation related to the intrinsic value of approximately 152,000 unvested employee options assumed in connection with the acquisition. This amount will be expensed to stock compensation ratably over the vesting period. Direct transaction costs related to the acquisition were approximately $450,000. SBS, and its wholly owned subsidiary Birmingham Polymers, Inc., operates as a wholly owned subsidiary of DURECT, and our financial statements for the nine months ended September 30, 2001 include the results of operations of SBS subsequent to the acquisition date.

         We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. To date, our revenues have resulted from:

         . sales of the ALZET product line, which we acquired from ALZA in
           April 2000;
         . sales of polymers and contract research and development revenue from SBS, which we acquired in April 2001; and . sales of ear catheter products, which we acquired at the time of our acquisition of substantially all the assets of IntraEAR, Inc. in October 1999.

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

Results of Operations

Three and nine months ended September 30, 2001 and 2000

         Revenue. Net revenues increased to $1.8 million and $4.9 million for the three and nine months ended September 30, 2001, respectively, from $1.1 million and $2.2 million for the corresponding periods in 2000. The increase in revenue in the three months ended September 30, 2001 compared to the corresponding period in 2000 is attributable primarily to the acquisition of SBS in April 2001 and its related revenues from polymer sales and contract research and development. The increase in revenue in the nine months ended September 30, 2001 compared to the corresponding period in 2000 is attributable both to SBS revenues and to our selling the ALZET product line over the entire nine month period in 2001.

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

         Cost of goods sold. Cost of goods sold was $963,000 and $2.5 million for the three and nine months ended September 30, 2001, respectively, and $645,000 and $1.3 million for the three and nine months ended September 30, 2000, respectively. Cost of goods sold as a percent of net revenues was 52% and 52% for the three and nine months ended September 30, 2001, respectively, and 59% and 58% for the corresponding periods in 2000. The decrease in cost of goods sold as a percentage of net revenues for the nine months ended September 30, 2001 compared to the corresponding period in 2000 is attributable to manufacturing efficiencies related to our ALZET product, partially offset by the introduction of relatively higher costs from sales of polymers and contract research and development which commenced following our acquisition of SBS.

         Cost of good sold includes variances from expected costs that occur during the manufacturing processes for the ALZET and SBS product lines, which may be large relative to our sales. As a result, we expect cost of goods sold as a percentage of revenues related to these products to fluctuate.

         Research and Development. Research and development expenses increased to $7.2 million and $16.7 million for the three and nine months ended September 30, 2001 respectively, from $3.6 million and $9.3 million for the corresponding periods in 2000. The increase was attributable to increased research and development activity, including expenses related to the company's Phase II clinical trial for our lead product, Chronogesic(TM). A significant portion of our research and development expenses in the first nine months of 2001 related to the organization, enrollment, and treatment of approximately 50 patients at 10 clinical sites in this trial. The increase was also due to an increase in research and development personnel and related expenses. As of September 30, 2001, we had 74 research and development employees compared with 37 as of the corresponding date in 2000. We expect research and development expenses to increase as we begin Phase III clinical trials for Chronogesic(TM), continue to hire research and development personnel, continue to develop our spinal hydromorphone product, and research and develop other products, including products utilizing the SBS delivery technologies.

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

                                                        (in thousands)
                                                         -------------

Year ended December 31,
             2001                                           $ 8,000
             2002                                            13,000
             2003                                            14,000
             2004*                                           17,000
                                                            -------

        Total minimum funding required                      $52,000
                                                            =======

--------
* Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

          Selling, General and Administrative. Selling, general and administrative expenses increased to $2.3 million and $6.3 million for the three and nine months ended September 30, 2001 respectively, from $1.4 million and $3.4 million for the corresponding periods in 2000. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. Selling expenses increased following the acquisition of the ALZET product line in April 2000. As of September 30, 2001, we had 35 general and administrative employees and 8 sales and marketing employees compared to 16 and 5, respectively, as of the corresponding date in 2000. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to meet the obligations of a public company and support our growth.

          Amortization of Intangible Assets. In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill of $4.5 million and other intangible assets of $8.3 million. Goodwill is amortized over the estimated useful life of 6 to 10 years; other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets increased to $555,000 and $1.3 million for the three and nine months ended September 30, 2001, respectively, from $206,000 and $508,000 for the corresponding periods in 2000. Amortization of intangible assets in the three months and nine months ended September 30, 2000 resulted from the acquisition of the ALZET product line in April 2000 and IntraEAR, Inc. in October 1999. Amortization of intangible assets in the three months and nine months ended September 30, 2001 resulted from the these two acquisitions and, commencing in April 2001, from the acquisition of SBS.

         The remaining goodwill and assembled workforce for these three acquisitions at September 30, 2001 was $3.9 million and $930,000, respectively, of which we will amortize $145,000 and $74,000, respectively, in the three months ending December 31, 2001. In subsequent periods, goodwill and assembled workforce will not be amortized, but will be periodically evaluated for impairment or obsolescence. An impairment would be deemed to have occurred when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Impairment, if any, is assessed using the discounted cash flow method, which determines the present value of the future cash flows expected to be generated from the use and eventual disposition of the impaired asset. Should the intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair market value. Through September 30, 2001, there have been no such impairments.

         The remaining other intangible assets for these three acquisitions at September 30, 2001 was $5.8 million, which will be amortized as follows:
$335,000 for the three months ending December 31, 2001, $1.3 million for each of the years ending December 31, 2002 and 2003, $1.2 million for each of the years ending December 31, 2004 and 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired other intangible assets for impairment or obsolescence. Should the other intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair market value.

         Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. We have amortized $7.9 million through September 30, 2001. For the three months and nine months ended September 30, 2001, we recorded $771,000 and $2.5 million of stock-based compensation, respectively, compared with $1.2 million and $3.4 million for the corresponding periods of 2000. Of these amounts, employee stock compensation related to the following: cost of goods sold of $31,000 and $118,000 for the three and nine months ended September 30, 2001, respectively, and $22,000 and $43,000 for the corresponding periods in 2000; research and development expenses of $499,000 and $1.6 million for the three and nine months ended September 30, 2001, respectively, and $860,000 and $2.3 million in the corresponding periods in 2000; and selling, general and administrative expenses of $241,000 and $763,000 in the three and nine months ended September 30, 2001, respectively, and $366,000 and $1.0 million in the corresponding periods of 2000.

         Non-employee stock compensation related to research and development expenses was $4,000 and $214,000 for the three and nine months ended September 30, 2001, respectively, and $159,000 and $373,000 for the corresponding periods of 2000. Non-employee stock compensation related to selling, general and administrative expenses was $6,000 and $45,000 for the three months and nine months ended September 30, 2001, respectively, and $47,000 and $237,000 for the corresponding periods in 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

         The remaining employee deferred stock compensation at September 30, 2001 was $3.2 million, which will be amortized as follows: $661,000 for the three months ending December 31, 2001, $1.7 million for the year ending December 31, 2002, $724,000 for the year ending December 31, 2003, $108,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

         Acquired in-process research and development. Acquired in-process research and development was $0 and $14.0 million for the three and nine months ended September 30, 2001 compared to $0 for the corresponding periods in 2000. This charge resulted from the acquisition of SBS in April 2001. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This would result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

          Other Income (Expense). Interest income increased to $1.1 million and $4.0 million for the three and nine months ended September 30, 2001, respectively, from $495,000 and $1.3 million for the corresponding periods in 2000. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from our initial public offering in September 2000. We expect our interest income to decline as our average outstanding balances of cash and investments decline; should yields on our investments decline with interest rates in general, our interest income will also decrease. Interest expense was $92,000 and $238,000 for the three and nine months ended September 30, 2001, respectively, and $34,000 and $88,000 for the corresponding periods in 2000. The increase in interest expense was primarily due to an increase in debt obligations from equipment financings and the assumption of $1.7 million of debt as part of our acquisition of SBS. We expect interest expense to increase due to the structure of the payment schedule on our equipment loan and as we record interest on the debt assumed from SBS over an entire period.

Liquidity and Capital Resources

         From inception through the time of our initial public offering in September 2000, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. On September 28, 2000 we raised $76.2 million, net of issuance costs, through an initial public offering of our common stock, and in November 2000, we raised $7.8 million from the exercise in part of our underwriters' over-allotment option. At September 30, 2001, we had cash, cash equivalents and investments totaling $88.2 million compared to $106.1 million at December 31, 2000. Working capital was $67.6 million at September 30, 2001 compared to $105.1 million at December 31, 2000.

         We used $14.1 million of cash for operations for the nine months ended September 30, 2001 and $12.1 million in the corresponding period in 2000. The increase in cash used for operations was primarily due to an increase in net loss, partially offset by a $14.0 non-cash charge for acquired in process research and development.

         We used $9.4 million of cash from investing activities for the nine months ended September 30, 2001 compared to a receipt of $3.0 million for the corresponding period in 2000. The change was primarily due to an increase in purchases of investments as well as property, plant and equipment, offset by an increase in proceeds from sales and maturities of investments.

         We used $2.3 million of cash in financing activities for the nine months ended September 30, 2001 compared to a receipt of $24.6 million for the corresponding period in 2000. The decrease was primarily due to the purchase of a restricted investment in 2001 and the receipt of proceeds from the issuance of preferred stock and an equipment financing received in 2000.

         We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. We anticipate incurring capital expenditures of at least $1.0 million over the next 6 months to construct, equip and validate our DUROS manufacturing facility, and at least $2.0 million to support the continued growth in our corporate and research and development infrastructure. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products. Assets relating to our manufacturing facilities will be depreciated over their estimated useful lives.

         In March 2001, we signed a noncancelable operating lease for an office facility. This lease commenced in June 2001, expires in May 2006, and has two options to extend the lease term for up to an additional eight years. The monthly payments under this noncancelable operating lease increase over the term of the lease from $102,000 to $119,000.

         In conjunction with our acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million and current interest rate of 6.35%, increasing each year up to 7.2% at maturity on November 1, 2009. These bonds are guaranteed and collateralized by a letter of credit of approximately $2.5 million that the Company maintains with a local bank. Interest payments are due semi-annually and principal payments increase from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call these bonds beginning in November 2001, which we may exercise. The call premium decreases annually from 1 1/2% if we call the bonds in November 2001 to 0% in November 2004.

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

Factors that May Affect Future Results

         In addition to the other information in this Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects:

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

     The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have selected the drug dosages we intend to commercialize for our lead product, Chronogesic(TM), but have not selected the drug dosages we intend to commercialize for our second product, DUROS hydromorphone. We have not finalized the commercial design for Chronogesic(TM) or our second product, DUROS hydromorphone. We are continuing testing of these products and exploring possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete the design of these products. In addition, we may not be able to develop dosages that will be safe and effective or compatible with the pharmaceutical system for a commercially reasonable treatment and storage period. If we are unable to complete development of these or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete clinical trials for our pharmaceutical systems

         Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of September 30, 2001, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil and a Phase II clinical trial for our lead product, Chronogesic(TM). We are conducting pre-clinical studies on our second product, DUROS hydromorphone. We plan to continue extensive and costly clinical trials to assess the safety and effectiveness of Chronogesic(TM), DUROS hydromorphone and our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including Chronogesic(TM), which could delay commercialization of such products.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

         The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our products in the U.S or abroad. Before receiving clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agency that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. are subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

         In addition, data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of September 30, 2001, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil and a Phase II clinical trial for our Chronogesic(TM) product, but have not begun our Phase III trial of this product, or initiated clinical trials for any other products. We are currently conducting prelinical studies on our second product, DUROS hydromorphone.

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

Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us, including Chronogesic(TM)

         In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999 and April 2000. ALZA was acquired by Johnson & Johnson in June 2001 and has since operated as a wholly owned subsidiary. This agreement gives us exclusive rights to develop, commercialize and manufacture products using ALZA's DUROS technology to deliver by catheter:

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

Our limited operating history makes evaluating our stock difficult

         Investors can only evaluate our business based on a limited operating history. We were incorporated in February 1998 and have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel. This short history may not be adequate to enable investors to fully assess our ability to successfully develop our products, achieve market acceptance of our products and respond to competition.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

        We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2001, had an accumulated deficit of approximately $66.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

         Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2001, we held four issued U.S. patents and one issued foreign patent. In addition, we have 24 pending U.S. patent applications and have filed 13 patent applications under the Patent Cooperation Treaty, from which 14 national phase applications are currently pending in Europe, Australia and Canada. As of September 30, 2001, our subsidiary SBS held 4 issued U.S. patents, 1 issued foreign patent and 5 pending U.S. patent applications and has filed 6 patent applications under the Patent Cooperation Treaty. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

         We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on MDS Pharma, Inc. to perform blood plasma assays in connection with our clinical trials for Chronogesic(TM), Nelson Laboratories, Inc. to perform quality control services related to components of our DUROS-based pharmaceutical systems, and Da / Pro Rubber Inc. to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on Chesapeake Biological Labs, Inc. to perform the final manufacturing steps of our Chronogesic(TM) product, and we may need to rely on a third party manufacturer again if we encounter delays in readying our manufacturing facility for production. See "We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience." We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

         In connection with our acquisition of SBS we issued 1,355,235 shares of common stock, and agreed to issue up to 720,161 additional shares of common stock upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS's outstanding equity interests, and assumed SBS's liabilities, including $1.7 million in debt. At the time of the registration of these shares with the Securities and Exchange Commission, which is expected to be in the fourth quarter of 2001, we may be required to issue additional shares of common stock to former SBS shareholders, as well as reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, depending on our stock price at that time. Up to 4,150,854 additional shares may be issued and reserved for issuance upon the exercise of outstanding SBS options and warrants. The maximum total number of shares issued and shares reserved for issuance upon the exercise of outstanding SBS options and warrants in connection with our acquisition of SBS will be determined by dividing $24.9 million by the greater of $4.00 or the average closing sale price of the Company's stock during a specified time period preceding the registration of shares, subject to certain conditions. If we are obligated to issue additional shares to the former SBS shareholders and reserve additional shares for issuance upon the exercise of outstanding SBS options and warrants, there will be additional dilution to our investors. Further information regarding the SBS acquisition is included in the company's current Report on Form 8-K filed with the SEC on May 15, 2001.

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

Future deferred compensation expenses and non-cash charges may adversely impact or delay our profitability

         To date, we have recorded deferred compensation expenses related to stock options grants, including stock options assumed in our acquisition of SBS, which will be amortized as follows: $661,000 for the three months ending December 31, 2001, $1.7 million for the year ending December 31, 2002, $724,000 for the year ending December 31, 2003, $108,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued a warrant to ALZA with a value of approximately $6.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

        The average daily trading volume of our common stock for the nine months ending September 30, 2001, was 123,795 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors' stock.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2001, approximately 80% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 24% of our investment portfolio matures less than 90 days from the date of purchase.

         In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate. The average interest rates were 7.57% and 10.75% during 3 months ended September 30, 2001 and September 30, 2000, respectively. At September 30, 2001 and September 30, 2000, the Company had loans outstanding in the amounts of $89,000 and $222,000, respectively.

         The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2001 by year of maturity (dollars in thousands):




                                           2001               2002                 2003           Total
                                           ----               ----                 ----           -----
   Cash equivalents:
      Fixed rate                         $ 8,773                  --                    --        $ 8,773
      Average fixed rate                    3.59%                 --                    --           3.59%
      Variable rate.                     $11,948                  --                    --        $11,948
      Average variable rate                 3.58%                 --                    --           3.58%
   Short-term investments:
      Fixed rate                         $ 8,028             $36,899                    --        $44,927
      Average fixed rate                    6.07%               5.39%                   --           5.56%
      Variable rate.                     $ 4,500                  --                    --        $ 4,500
      Average variable rate                 2.80%                 --                    --           2.80%
   Long-term investments:
      Fixed rate                         $    --                                   $17,839        $17,839
      Average fixed rate                      --                                      6.40%          6.40%
                                              --                                   -------        -------

   Total investment securities           $33,249             $36,899               $17,839        $87,987
                                         -------             -------               -------        -------

   Average rate.                            4.14%               5.39%                 6.40%          5.12%
                                         -------             -------               -------        -------

         The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2000 by year of maturity (dollars in thousands):



                                                  2001             2002          Total
                                                  ----             ----          -----
   Cash equivalents:
      Fixed rate                                $ 21,610             --         $ 21,610
      Average fixed rate                            6.58%            --             6.58%
      Variable rate                             $ 25,280             --         $ 25,280
      Average variable rate                         6.82%            --             6.82%
   Short-term investments:
      Fixed rate                                $ 52,830             --         $ 52,830
      Average fixed rate                            6.58%            --             6.58%
      Variable rate                             $  4,900             --         $  4,900
      Average variable rate                         6.75%            --             6.75%
   Long-term investments:
      Fixed rate                                $     --         $1,652         $  1,652
      Average fixed rate                              --           7.26%            7.26%
                                                --------         ------         --------

   Total investment securities.                 $104,620         $1,652         $106,272
                                                --------         ------         --------

   Average rate                                     6.63%          7.26%            6.65%
                                                --------         ------         --------



PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings

    None

ITEM 2.  Changes in Securities and Use of Proceeds

         On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters' discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised in part their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters' discounts and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of September 30, 2001, we used $27.9 million for development expenses related to our products, including the allocation of certain general and administrative costs, $5.4 million for the construction and validation our new manufacturing facility, and, under the terms of our agreement to purchase the ALZET product line from ALZA Corporation, we were required to make our final payment for inventory following the completion of our initial public offering, in the amount of $805,000. We invested the remainder of the net proceeds in investment grade securities.

         We intend to use the net proceeds of the initial public offering as follows:

         . approximately $40-$60 million to fund development expenses related to our products, including clinical trial expenses;

         . approximately an additional $1.0-$2.0 million to fund the development, construction and validation of our manufacturing facility;

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

    None

ITEM 5.   Other Information

    None

ITEM 6.   Exhibits and Reports on Form 8-K

   (a) Exhibit: 10.26 Lease between Sobrato Development Companies #850 and DURECT Corporation


   (b) No reports on From 8-K have been filed during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DURECT CORPORATION

                                        By:    /S/   THOMAS A. SCHRECK
                                            ------------------------------------
                                                      Thomas A. Schreck
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Date: November 13, 2001
                                        By:    /S/   JIAN LI
                                            ------------------------------------
                                                       Jian Li
                                                      Controller

Date: November 13, 2001