Form 10-K
period 2001-12-31
DURECT CORP
filed 2002-03-28
CIK 1082038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number: 000-31615

DURECT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10240 Bubb Road
Cupertino, CA 95014
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (408) 777-1417

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167,900,871 as of March 15, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 48,767,073 shares of the registrant’s Common Stock issued and outstanding as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2002 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2001.

PART I

Item 1.    Business.

Overview

We are pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. Our pharmaceutical systems combine engineering innovations and delivery technology from the drug delivery and medical device industries with our proprietary pharmaceutical and biotechnology drug formulations. By integrating these technologies, we are able to control the rate and duration of drug administration as well as target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating chronic diseases or conditions. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes.

Our pharmaceutical systems are suitable for providing long-term drug therapy because they store highly concentrated, stabilized drugs in a small volume and can protect the drug from degradation by the body. This, in combination with our ability to continuously deliver precise and accurate doses of a drug, allows us to extend the therapeutic value of a wide variety of drugs, including those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. Delivering the drug directly to the intended site of action can also improve efficacy while minimizing unwanted side effects elsewhere in the body, which often limit the long-term use of many drugs. Our pharmaceutical systems can thus provide better therapy for chronic diseases or conditions by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our pharmaceutical systems can improve patients’ quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing patients to lead more independent lives.

Our lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, intended for treatment of chronic pain, combines the DUROS® technology with a proprietary formulation of sufentanil, a potent opioid currently used in hospitals as an analgesic. We completed an initial Phase I trial in November 1999. We commenced a Phase II clinical trial in December 2000. We completed the Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial in 2001, and we anticipate that we will commence pivotal Phase III trials in mid-2002. This product is aimed at the approximately $2 billion opioid market for the treatment of chronic pain and will compete with oral opioids, analgesic patches and external and implantable infusion pumps.

We are also currently researching and developing pharmaceutical systems in a variety of therapeutic areas, including chronic pain, local post-operative pain, central nervous system disorders, cardiovascular disease and cancer based on our proprietary SABER™, DURIN™ and MICRODUR™ drug delivery platform technologies owned by our wholly owned subsidiary Southern BioSystems, Inc. (SBS), as well as based on the DUROS technology, a proven and patented drug delivery platform we licensed for specified fields of use from ALZA Corporation (ALZA), a subsidiary of Johnson and Johnson. Our SABER Delivery System is a patented controlled-release technology that can be formulated for systemic or local administration of active agents such as proteins and small molecules via the oral or parenteral (i.e., non-oral) route. The potential advantages of the SABER system over other available injectable controlled release technologies include less burst upon injection, higher drug loading and greater ease of administration and manufacturing. Our DURIN technology consists of a

NOTE: CHRONOGESIC™, IntraEAR® and ALZET® are trademarks of DURECT Corporation. SABER™, DURIN™ and MICRODUR™ are trademarks of Southern BioSystems, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation. Other trademarks referred to belong to their respective owners.

biodegradeable implant that enables parenteral (i.e., non-oral) delivery of drugs from several weeks to six months or more. Our MICRODUR technology consists of a biodegradable microparticulate controlled release injectable which can provide sustained release of drug from a few days to many months. The DUROS technology is a miniature drug dispensing pump that releases minute quantities of concentrated drug formulations in a continuous, consistent flow over months or years using an osmotic engine. The miniature pump, made out of titanium, can be as small as a wooden matchstick and can be implanted under the skin. We intend to continue to develop and acquire additional pharmaceutical systems technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time.

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The Center for Disease Control estimates that the major chronic diseases are responsible for approximately 70% of all deaths in the U.S., and medical care costs for these conditions totaled more than $400 billion annually. Currently, more than 60% of total health care spending in the U.S. is devoted to the treatment of chronic diseases. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic disease as a proportion of total health care spending will increase.

Current Approaches to Treatment

Drugs are available to treat many chronic diseases, but harmful side effects can limit prolonged treatment. In addition, patients with chronic diseases commonly take multiple medications, often several times a day, for the remainder of their lives. If patients fail to take drugs as prescribed, they often do not receive the intended benefits or may experience side effects, which are harmful or decrease quality of life. These problems become more common as the number of drugs being taken increases, the regimen of dosing becomes more complicated, the patient ages or becomes cognitively impaired. It is estimated that only half of prescribed medicines are taken correctly.

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

Most drugs require a minimum level in blood and tissues to have significant therapeutic effects. Above a maximum level, however, the drug becomes toxic or has some unwanted side effects. These two levels define the therapeutic range of the drug. With conventional oral dosing and injections, typically a large quantity of drug is administered to the patient at one time, which results in high blood levels of drug immediately after dosing. Because of these high levels, the patient can be over-medicated during the period immediately following dosing, resulting in wasted drug and possible side effects. Due to distribution processes and drug clearance, the blood level of drug falls as time elapses from the last dose. For some duration, the patient is within the desired therapeutic range of blood levels. Eventually, the blood level of drug falls sufficiently such that the patient becomes under-medicated and experiences little or no drug effect until the next dose is administered.

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

The Biotechnology Industry.    Over the past twenty years, the biotechnology revolution and the expanding field of genomics have led to the discovery of huge numbers of proteins and genes. Tremendous resources have been committed in the hope of developing drug therapies that would better mimic the body’s own processes and allow for greater therapeutic specificity than is possible with small molecule drugs. Unfortunately, this huge effort has led to only a limited number of therapeutic products. The proteins and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often digested before they can have an effect; if given by injection, they may be destroyed by the body’s natural processes before they can reach their intended sites of action. The body’s natural elimination processes require frequent, high dose injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited.

The Drug Delivery Industry.    In the last thirty years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the drug itself. However, to date, most drug delivery products deliver drug systemically and do not target delivery to the intended site of action. In addition, drug delivery products are generally limited in duration and therefore may be less desirable for treating chronic diseases.

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

•
The Right Drug: By precisely controlling the dosage or targeting delivery to a specific site, we can expand the therapeutic use of compounds that otherwise would be too potent to be administered systemically, do not remain in the body long enough to be effective, or have significant side effects when administered systemically. This flexibility allows us to work with a variety of drug candidates including small molecules, proteins, peptides or genes.

•
The Right Place: With precise placement of proprietary microcatheters or drug formulations comprising our biodegradable delivery technologies, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminates many side effects caused by delivery of drug to unintended sites in the body, and may reduce the total amount of drug administered to the body.

•
The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, from days to up to one year, without the fluctuations in drug levels associated with conventional pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

•
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

DURECT Pharmaceutical Systems Technology

DURECT’s pharmaceutical systems combine technology innovations from the drug delivery and medical device industries with proprietary pharmaceutical and biotechnology drug formulations. These capabilities can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We currently have four major technology platforms:

DUROS Technology

The technological foundation of our initial products is the DUROS implant technology, coupled with proprietary catheter and drug formulation technology. The DUROS system is a miniature drug-dispensing pump made out of titanium which can be as small as a wooden matchstick. We have licensed the DUROS technology for specified fields of use from ALZA. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the Food and Drug Administration’s approval in March 2000 of ALZA’s VIADUR product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. By leveraging this proven technology, we believe we can reduce our development risk and more rapidly introduce new products to the market.

The DUROS pump operates like a miniature syringe. Through osmosis, water from the body is slowly drawn through a semi-permeable membrane into the pump by salt residing in the engine compartment. This water fills the engine compartment and slowly and continuously pushes a piston to dispense minute amounts of drug formulation from the drug reservoir. The osmotic engine does not require batteries, switches or other electromechanical parts in order to operate. The amount of drug delivered by the system is regulated by the semi-permeable membrane’s control of the rate of body water entering the engine compartment and the concentration of the drug formulation.

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

The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically, the DUROS system is placed just under the skin, for example in the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office.

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

The SABER Delivery System

Controlled Release Injectable Dosage Forms

The SABER system is a patented controlled-release technology that can be formulated for systemic or local administration of active agents via the parenteral (i.e., non-oral) or oral route. Through our subsidiary SBS, we are researching and developing a variety of controlled-release products based on the SABER technology. These include injectable controlled release products for systemic and local delivery and oral products.

We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of active ingredients. When the high viscosity SAIB is formulated with drug, a biocompatible solvent and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the solvent diffuses away, leaving a viscous deposit. We believe the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from 1 day to 3 months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

•
Peptide/Protein Delivery — The chemical nature of the SABER system tends to stabilize proteins and peptides. For this reason, we believe that the SABER system is well suited as a platform for biotechnology therapeutics based on proteins and peptides.

•
Less Burst — Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (a so called “burst”). Animal studies have shown that injectables based on the SABER technology can be associated with less post-injection burst than is typically associated with other commercially available controlled release technologies.

•	High Drug Concentration — Drug concentration in a SABER formulation can be as high as 30%, considerably greater than is typical with other commercially available controlled release technologies.

•
Ease of Administration — Prior to injection, SABER formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of SABER formulations, less volume is required to be injected. Small injection volumes and more liquid solutions result in easier, less painful administration.

•
Strong Patent Protection — The SABER system, SABER-like materials, and various applications of this technology to pharmaceutics and drug delivery are covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

•	Ease of Manufacture — Compared to microspheres and other polymer-based controlled release injectable systems, SABER is readily manufacturable at low cost.

SABER Oral Dosage Forms

We also believe that the SABER technology can be used as the basis of controlled release oral technology, which can transform short-acting oral dosage forms into controlled release oral products. In March 2002, through

SBS, we entered into an agreement with Cardinal Health Pharmaceutical Technologies and Services Center, Inc. to explore the feasibility of producing long acting soft gelatin based (i.e., gel-cap) oral products, using the SABER technology as core formulations. Cardinal Health is the major manufacturer of oral soft gelatin pharmaceutical products in the world through its subsidiary RP Scherer.

The DURIN Biodegradeable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral (i.e., non-oral) delivery of drugs from several weeks to six months or more. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. Through SBS, DURECT is researching and developing products based on the DURIN technology for a variety of chronic disease applications.

The MICRODUR Biodegradable Microparticulate Technology

Our MICRODUR technology is a patented biodegradable microparticulate depot injectable. Within our subsidiary, SBS, we have experience in microencapsulation of a broad spectrum of drugs using polymers and co-polymers of lactic and glycolic acid. In our MICRODUR process, both standard and proprietary polymers are used to entrap an active agent in solid matrices or capsules comprising particles generally between 10 and 125 microns in diameter. Through suitable choice of polymers and processing, sustained release from a few days to many months can be achieved. As with the DURIN technology, MICRODUR particles degrade fully in the body after the active agent is released. Our range of experience extends from manufacture of the polymer raw material to process and product development, scale up and cGMP manufacture.

DURECT Strategy

Our objective is to develop and commercialize pharmaceutical systems that address significant medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Focus on Chronic Debilitating Medical Conditions.    Many of the diseases that present the greatest challenges to medicine are chronic, debilitating diseases such as chronic pain, central nervous system disorders, cardiovascular disorders, cancer and degenerative neurological diseases. Our initial efforts will focus on using our versatile drug delivery platform technologies to develop products that address these diseases.

Minimize Product Development Risk and Speed Time-to-Market.    Initially, we intend to minimize product development risk and speed time-to-market by using our drug delivery platform technologies to administer drugs for which medical data on efficacy and safety are available. This strategy reduces much of the development risk that is inherent in traditional pharmaceutical product discovery. We anticipate that we can expand the medical usefulness of existing well-characterized drugs in several ways:

•	expand uses or create new uses for existing drugs by delivering drugs continuously for convenient long dosing intervals;

•	create new uses for drugs which were previously considered to be too potent to be used safely by precisely controlling dosing or by delivering them directly to the site of action; and

•	enhance drug performance by minimizing side effects.

We anticipate that our products can be more rapidly developed at lower cost than comparable products that are developed purely based on chemical solutions to the problems of efficacy, side effects, stability and delivery of the active agent. We believe that our ability to innovate more rapidly will allow us to respond more quickly to market feedback to optimize our existing products or develop line extensions that address new market needs.

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biotechnology products, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the DUROS, SABER, MICRODUR and DURIN technology platforms may eliminate the need for multiple injections of these drugs. In addition, through the use of our proprietary miniature catheter technology or by precise placement of drug formulations comprising our biodegradable delivery technologies, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Expand Our Technology Platforms.    Beyond our four core technology platforms, we will continue to develop, license and acquire other technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time. For example, through our April 2001 acquisition of SBS, we acquired an experienced team of specialists and patented technologies in the field of controlled release injectables, implants, microspheres and biodegradable polymers. This acquisition, along with our internal development activities, has increased the breadth and depth of our technology platforms. We expect to continue to license or acquire technology that will complement our core capabilities.

Product Research and Development Programs

Our pharmaceutical systems are designed to provide improved treatment efficacy with a high level of precision and quality. Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in four therapeutic franchise areas: pain, cardiovascular disease, CNS disorders and biotechnology. Ongoing product development efforts in these areas are set forth in the following table:

Potential Product/Area of Focus	Indication/Application	Drug	Franchise	System	Stage
CHRONOGESIC	• Chronic Pain	• Sufentanil	• Pain	• DUROS	• Expect to start Pivotal Phase III in mid-2002
SABER Oral	• Various	• Various Compounds	• Pain and others	• SABER	• Research Stage
SABER Injection	• Post Operative Pain	• Local Anesthetic	• Pain	• SABER	• Preclinical Stage
Spinal Delivery	• Chronic Pain	• Opiate	• Pain	• DUROS	• Preclinical Stage
Antipsychotic	• Psychotic Disorders	• Antipsychotic Agent	• CNS	• SABER	• Research Stage
Brain Tumor Local Delivery	• Brain Cancer	• Antitumor Agent	• CNS	• DUROS	• Preclinical Stage
Pericardial	• Coronary Disease	• Angiogenic Factors	• Cardiovascular	• DUROS	• Preclinical Stage
Biotechnology	• Various	• Various agents	• Biotechnology	• SABER	• Research Stage

Pain

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as pain lasting 6 months or longer, is a significant problem associated with chronic diseases, including cancer and various neurological and skeletal disorders. Chronic nonmalignant pain affects as many as 34 million Americans annually. In addition, the National Cancer Institute estimates that 8.4 million Americans alive today have a history of cancer. About 1.2 million new cancer cases were expected to be diagnosed in 2000, and about 50%-70% of cancer patients experience chronic pain during the course of the disease. Sales of opioids for the treatment of chronic malignant and nonmalignant pain are approximately $2 billion.

Development Strategy.    We are developing the CHRONOGESIC (sufentanil) Pain Therapy System, a subcutaneous, implantable DUROS-based system that delivers sufentanil systemically at a constant rate for 3 months. This product targets patients with chronic pain that is stable and opioid responsive and results from a variety of causes. Sufentanil is an off-patent, highly potent opioid that is currently used in hospitals as an analgesic. If approved for marketing and sale, this product will provide an alternative to current therapies for the treatment of chronic pain such as pills and patches, as well as ensuring improved patient compliance and convenience. We will develop a family of dosage strengths, tailored to meet market needs. As of December 31, 2001, we have completed an initial Phase I clinical trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for our CHRONOGESIC product. We anticipate that we will begin pivotal Phase III trials on this product in mid-2002 which we expect will include at least 1,000 patients.

Chronic Pain (Spinal Delivery)

Market Opportunity.    Infusion of opiates into the spinal fluid has become accepted medical therapy in patients who find high dose oral or transdermal opioids ineffective or who experience side effects that make systemic therapy unacceptable. This method of delivery increases analgesic potency and reduces side effects. Although there are many implantable infusion pumps on the market today, these pumps tend to be relatively large and require a costly surgical procedure to implant. A need exists for a minimally invasive, spinal infusion device that has improved cost benefit for patients with chronic pain.

Development Strategy.    Our strategy is to develop an implantable DUROS-based system that can deliver an opioid into the spinal fluid via a catheter. Our proposed spinal opiate product will be considerably smaller and less invasive than currently available spinal infusion pumps. We are currently conducting preclinical studies on this product.

Local Post-Operative Pain

Market Opportunity.    More than 60% of patients who undergo surgery experience moderate to extreme-post operative pain. In the United States, 25 million patients are afflicted with post surgical pain annually. The current standard of care for post surgical pain includes oral opiate and non-opiate analgesics, transdermal opiate patches and muscle relaxants. While oral analgesics can effectively control post surgical pain, they commonly cause side effects such as drowsiness, constipation and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are sleeping or disoriented. The majority of post surgical pain can be localized to the incision site. Post surgical pain can be treated effectively with local anesthetics; however, the usefulness of these medications is limited by their short duration of action. In general, post operative pain is either undertreated or poorly treated.

Development Strategy.    DURECT is developing a sustained-release formulation of a local anesthetic using our SABER delivery system for the treatment of post surgical pain. The physician would administer this product at the time of surgery. Placed in the tissues immediately adjacent to the surgical site, this formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, and hence minimal side effects. The duration of local delivery of the anesthetic by the product is expected to be a few days, which coincides with the typical timeline by which post surgical pain resolves in most patients. We are currently conducting preclinical studies on this product.

Central Nervous System Disorders

Market Opportunity.    Millions of people suffer from chronic diseases and disorders of the central nervous system (CNS), including brain and spinal cord tumors, psychosis, epilepsy, spasticity, spinal meningitis, Parkinson’s disease, and multiple sclerosis.

For example, it is expected that 180,000 new brain tumors will be diagnosed in the United States in 2001. During that same period, approximately 350,000 patients will be living with a primary brain tumor, of which, about 25% are malignant. Current treatments for CNS tumors include radiation, resection and chemotherapy. Treatment success rates vary by tumor type, but are generally low, and the risk of side effects or disability is high. It is generally recognized that improvements in treating primary metastatic brain tumors are needed, particularly for those which are inoperable.

Schizophrenia, a disease of the brain that manifests itself through multiple signs and symptoms involving thought, perception and behavior, is another CNS disorder estimated to affect about 2.5 million patients in the U.S.; worldwide, the incidence is about 250 million. Patients typically begin exhibiting symptoms early in life and the illness is usually severe and long lasting, requiring lifelong treatment. Adherence to prescribed drug regimens is recognized as a significant treatment obstacle in the schizophrenic population. Although it is estimated that 50% of patients in the U.S. are either untreated or under treated, the aggregated sales of antipyschotic medications in 2000 exceeded $5.7 billion. Opportunities exist to apply our pharmaceutical systems for treatment of these and other CNS disorders.

Development Strategy.    We are developing the DUROS platform technology in combination with various catheter systems for targeted treatment of select CNS disorders. We are also developing our biodegradable platform technologies for systemic and targeted delivery of drugs to treat select CNS disorders.

We currently have a collaboration with the Johns Hopkins University, Department of Neurology/Neurosurgery, exploring the feasibility of treating tumors of the brain stem by site specific delivery of a chemotherapeutic agent directly to the tumor via a DUROS system attached to a catheter. The program is currently in preclinical development studies in primates. We view this development program and our spinal opiate program as proof-of-concept applications of the DUROS and catheter technologies to CNS disorders. Once we have demonstrated proof-of-concept, our long-term plan is to use the DUROS platform with other therapeutic agents to develop products for a broader range of CNS disorders.

In addition, we are conducting preclinical research on a SABER-based injectable controlled release product to deliver a potent antipsychotic agent in a controlled fashion, with a goal to deliver medication for 30 days from a single injection.

Cardiovascular Disease

Market Opportunity.    Cardiovascular disease, principally heart disease and stroke, accounts for 40% of all deaths, or 960,000 fatalities, annually in the U.S. About 58 million Americans, roughly 25% of the population, are currently living with some form of cardiovascular disease. The aggregate annual cost of cardiovascular disease in the U.S., including treatment and lost productivity, is estimated at $274 billion.

Ischemic heart disease, one of the major forms of cardiovascular disease, is the leading cause of death worldwide. Existing treatments for ischemia, or insufficient blood flow to the heart muscle, include cardiovascular bypass, angioplasty and the use of cardiovascular stents and similar medical devices. While effective, these treatments are invasive, and in roughly 40% of patients, ischemia returns within 2 years. There is a need for less invasive and more long lasting treatments for ischemic heart disease.

Development Strategy.    In collaboration with the University of Maastricht in The Netherlands, we are working to develop methods for treating ischemic heart disease and other chronic cardiovascular diseases through continuous delivery of drugs to the pericardial sac of the heart, a thin membrane that envelops the heart. To date, our research in animal models suggests that ischemic heart disease may be treated by the induction of new blood vessel growth as a way of regenerating normal blood flow to the heart and thereby restoring function to the diseased heart. Our research data showed that the delivery of a proprietary angiogenic factor directly to the pericardial sac of a test animal resulted in the growth of new blood vessels and increased bloodflow in the heart. Should we choose to develop and commercialize a product using such proprietary angiogenic factor or other proprietary agent, we will be required to obtain a license to use such agent in our product. Any required licenses may not be available to us on acceptable terms, if at all. See “Factors that May Affect Future Results—We may be required to obtain rights to certain drugs.”

Biotechnology Franchise

Drugs developed out of the biotechnology industry are today mainly administered by repeated, frequent injection. The desirability of dosage forms that can reliably administer proteins for long periods of time is readily acknowledged. We are currently researching various products utilizing our biodegradable platform technologies in combination with protein molecules having known efficacy against major diseases with a goal to develop products that require less frequent administration than products currently available on the market.

ALZET Business

We currently make and sell the ALZET® product on a worldwide basis. We market the ALZET product through a direct sales force in the U.S. and through a network of 10 distributors outside the U.S.

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

We acquired the ALZET product and assets used primarily in the manufacture, sale and distribution of this product from ALZA in April 2000. We believe that the ALZET business provides us with innovative design and application opportunities for potential new products.

Ear Catheter Business

We currently market IntraEAR® catheters for delivery of fluids to the inner ear through a contract sales force in the U.S. and through a network of 12 distributors outside the U.S. These catheter products have received 510K market clearance from the FDA and European CE Mark approval.

The Round Window (mu)-Cath and Round Window e-Cath products are dual-and triple-lumen micro-catheters of proprietary design which allow controlled fluid delivery to the round window membrane for treatment of ear disorders. These catheters feature a proprietary tip which is designed to allow the surgeon to secure the tip in the round window niche of the middle ear. When attached to a commercially available, external infusion pump, such as those manufactured by Disetronic Medical Systems, a variety of therapeutic fluids can be continuously delivered to the round window membrane to potentially treat ear disorders including Meniere’s disease, hearing loss and tinnitus. These catheters can be left in place for up to 29 days and can be connected to a syringe or pump for continuous delivery. The dual-lumen design allows the treating physician to add and remove fluid or flush the device without a build-up of air or fluid pressure. The e-Cath design incorporates an additional electrode to allow physicians to record electrical signals related to activities in the ear.

Southern BioSystems, Inc.

On April 30, 2001, we acquired SBS, a privately held Alabama corporation, which has since operated as a wholly owned subsidiary of DURECT. SBS owns three patented platform drug delivery technologies, the SABER delivery system, the DURIN bioerodable implants and the MICRODUR bioerodable microparticulates. SBS participates with us in researching and developing our pharmaceutical systems products based on these platform technologies. Additionally, SBS has on-going license and partnering agreements with pharmaceutical and life sciences companies for the research and development of products based on its platform technologies and will continue to pursue such license and partnering arrangements in the future.

Birmingham Polymers, Inc. (BPI) is a wholly-owned subsidiary of SBS. BPI designs, develops and manufactures for pharmaceutical clients a wide range of standard and custom polymers based on lactide, glycolide and caprolactone. These materials are manufactured and sold by BPI directly from its facility in Birmingham, Alabama and are used by SBS and other BPI customers for a variety of controlled-release and medical-device applications, including several FDA-approved commercial products.

SBS (including BPI) has approximately 28 employees and operates from a leased facility located in Birmingham, Alabama.

Marketing and Sales

In general, we intend to establish strategic distribution and marketing alliances for our pharmaceutical systems. We recognize that pharmaceutical companies have established sales organizations in markets we are targeting. We plan to leverage these sales organizations to achieve greater market penetration for our products than we could on our own. Because our first products combine drugs for which medical data on efficacy and safety are available with a proven technology platform, we believe we have the flexibility to enter into these alliances at a later stage of clinical development, when the product development risk is diminished, in order to retain greater economic participation. We may also establish our own sales force when strategically or economically advantageous.

We market our IntraEAR catheters for delivering fluids to the inner ear through a contract sales force in the United States. In addition, we sell our catheters through 12 distributors outside the U.S. We market and sell our ALZET product in the U.S. through a direct sales force, and we have a network of 10 distributors for this product outside of the U.S.

Customers

A substantial portion of our revenues are derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. Since our acquisition of the ALZET product line in April 2000, one customer accounted for 11% and 14% of our 2001 and 2000 revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skill in aseptic processing, and must be performed in a qualified facility. For our CHRONOGESIC product, we subcontract to third-parties the manufacture of components of the DUROS system, which we then assemble. In 2001, we completed the construction of a flexible manufacturing facility to produce product for our Phase III clinical trial and market launch of our CHRONOGESIC product and to serve as a pilot facility for additional products under development. We expect to complete qualification and validation activities for this facility by mid-2002. In addition, we are evaluating alternative strategies to meet our long-term commercial manufacturing needs.

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

Development and Commercialization Agreement with ALZA Corporation

On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation (presently a subsidiary of Johnson and Johnson) which was amended and restated on April 28, 1999 and April 14, 2000. Pursuant to this agreement, ALZA granted to us exclusive, world-wide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. We have the exclusive right to commercialize each product developed under the agreement for a period of 20 years from the first commercial sale of the product in the U.S., Canada, Japan, France, Germany, Italy or the United Kingdom. We can extend this commercialization period at our option on a year-by-year basis.

To maintain the rights granted to us in our licensed fields, we must meet annual minimum development spending requirements totaling $44.0 million through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. We must also diligently procure required regulatory approvals and commercialize the products in each country in order to maintain commercialization rights for such product in that country. If we fail to meet the various diligence requirements, we may lose our rights to develop, commercialize and manufacture some of our DUROS-based pharmaceutical systems, lose rights to commercialize products in some or all countries, including the U.S., or lose rights in some fields of use, and these rights would revert to ALZA. If we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field.

Under this agreement, we initiate product development by sending ALZA a written notice containing a description of the proposed product and proposed target dates for key milestones. These target dates are subject to ALZA’s reasonable approval and may be adjusted from time to time by mutual agreement. We have the right to subcontract to third parties product development activities including development of components of the DUROS system, provided that design of the DUROS system and other development activities relating to the DUROS system must be performed by ourselves or ALZA unless ALZA permits us to subcontract out such development. We also have the right to partner with third parties to commercialize our products on a product-by-product basis, provided that ALZA has options to distribute our cancer antigen products which do not incorporate proprietary molecules owned by a third party throughout the world. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party, other than products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to commencement of human clinical trials.

We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. If ALZA elects to manufacture the DUROS system for us after such change in control, we will pay ALZA its manufacturing costs plus 25% of such costs. If ALZA elects to provide development services related to the DUROS system for us, we will pay ALZA its development costs, including research expenses (both direct and indirect, which are billed at a rate of 160% of direct research salaries), general and administrative expenses (at a rate of 80% of direct research salaries) and capital asset expenditures. In the years ended December 31, 1999, 2000 and 2001, we incurred development expenses of $1,182,000, $666,000, and $98,000, respectively, for work performed by ALZA under the Development and Commercialization Agreement relating to our CHRONOGESIC and spinal opiate products. ALZA invoices us quarterly for development services performed, with payments due within 30 days of our receipt of the invoice. See “Factors That May Affect Future Results—Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us.”

Any inventions and related intellectual property rights developed by us or ALZA under the agreement which relate to the DUROS system or its manufacture or to any combination of the DUROS system with other components, active agents, features or processes, shall be owned exclusively by ALZA. All other inventions and related intellectual property rights developed under the agreement, whether by us or ALZA, shall be owned exclusively by us. In addition, ALZA was granted a non-exclusive license to any proprietary technology we may develop relating to a means of connecting a catheter to the DUROS system. This license was granted in consideration for ALZA abiding by the terms of a market stand-off agreement under which, for a period of two years following the termination of any market stand-off or other similar agreement between ALZA and the underwriters of our initial public offering, ALZA may not dispose of 25% or more of the maximum number of all securities it has owned prior to our initial public offering in any six month period.

In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock pursuant to a Series A-1 and Series A-2 Preferred Stock Purchase Agreement dated as of June 19, 1998. As additional consideration, ALZA is entitled to receive a royalty on the net sales of products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive, excluding research and development funding, in an amount of 5% of such payment. In addition, commencing upon commercial sale of a product developed under the agreement, we are obligated to make minimum quarterly product payments at an annual rate of 1.5% of projected annual net product sales to ALZA based on our good faith projections for such net product sales, which minimum payments will be fully credited against the product royalty payments we must make to ALZA under the agreement. In connection with an amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $12 per share. The amendments to our development and commercialization agreement with ALZA included a reduction in product royalties and up front payments payable to ALZA by us under the agreement.

The term of our agreement with ALZA is for so long as we are obligated to make product payments to ALZA. Either party has the right to terminate the agreement in the event that the other party breaches a material obligation under the agreement and does not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if, at any time prior to July 2002, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA, or if at any time prior to July 2006, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group. In the event that our rights terminate with respect to any product or country, or the agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize products which rights have reverted to ALZA, subject to payment of a royalty to us based on the net sales of the products by ALZA. The agreement is assignable by either party to an acquiror of all or substantially all of such party’s business.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2001, we held four issued U.S. patents and two issued foreign patents. Our patents expire at various dates starting in the year 2012. In addition, we have 24 pending U.S. patent applications and have filed 16 patent applications under the Patent Cooperation Treaty, from which 15 national phase applications are currently pending in Europe, Australia and Canada. As of December 31, 2001, our subsidiary SBS held 4 issued U.S. patents, 1 issued foreign patent and 5 pending U.S. patent applications and has filed 5 patent applications under the Patent Cooperation Treaty. These patents expire at various dates starting in the year 2015. In addition, pursuant to our agreement with ALZA, we have a license under a portfolio of pending, issued and future patents of ALZA which may cover our DUROS-based products depending on the attributes of such products.

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

Because patent applications in the U.S. are maintained in secrecy for at least 18 months after filing and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license to continue developing or marketing these products.

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

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act before our initial products may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND application which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

•	FDA approval of a new drug application.

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

Human clinical trials are typically conducted in three sequential phases which may overlap:

•	PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•
PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Our CHRONOGESIC product, if approved, will compete with oral opioids, transdermal opioid patches, and implantable and external infusion pumps which can be used for infusion of opioids. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, AstraZeneca, Arrow International, Tricumed and others. Our spinal opioid product, if developed and approved, will compete with implantable and external infusion pumps marketed by Medtronic, Arrow International, Tricumed, Abbott, Deltec, Advanced Neuromodulation Systems and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Atrix, Genetronics, The Liposome Company, Focal, Matrix Pharmaceuticals and others. Although we have exclusivity with respect to our license of the DUROS technology in specific fields of therapy, ALZA is also a potential competitor with technologies other than DUROS.

Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Any products we develop using our pharmaceutical systems technologies will compete in highly competitive markets. Many of our potential competitors in these markets have greater development, financial, manufacturing, marketing, and sales resources than we do and we cannot be certain that they will not succeed in developing products or technologies which will render our technologies and products obsolete or noncompetitive. In addition, many of those potential competitors have significantly greater experience than we do in their respective fields.

Employees

As of March 15, 2002, including SBS, we had 150 employees, including 88 in research and development, 21 in manufacturing and 41 in sales, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Item 2.    Properties.

We are headquartered in Cupertino, California, where we lease approximately 30,000 square feet of space under a lease expiring in January 2004 with options to extend for up to an additional ten years. This facility contains both office and laboratory space and is also the site of the manufacturing facility we have constructed. In June 2001, we leased approximately 20,000 square feet of additional corporate office space in Cupertino, California, under a lease expiring in May 2006 with options to extend for up to an additional eight years. We also lease approximately 7,800 square feet of space in Vacaville, California, which contains manufacturing space for the ALZET product. Our lease of this facility expires in August 2003 with an option to extend for two years. Pursuant to our acquisition of SBS, we assumed leases for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expire in May 2003, with options to extend for up to an additional ten years. We believe that our existing and planned facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

The executive officers of DURECT Corporation and their ages as of March 15, 2002 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	64	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	45	President, Chief Executive Officer and Director
Thomas A. Schreck	44	Chief Financial Officer and Director
Judy A. Magruder	43	Senior Vice President, Regulatory and Development
Tai Wah Chan, Ph.D.	57	Vice President, Pharmaceutical Research and Development
Dennis Fisher, M.D.	51	Vice President, Medical Affairs and Medical Director
Edward M. Gillis	40	Vice President, Product Engineering
Randolph M. Johnson, Ph.D.	51	Vice President, Preclinical Research
Jean I Liu	33	Vice President, Legal and General Counsel
Timothy S. Nelson	38	Vice President, Business and Commercial Development
Wallace B. Smith, Ph.D.	61	President and General Manager of Southern BioSystems, Inc.
Arthur J. Tipton, Ph.D.	44	Vice President and Chief Scientific Officer of Southern BioSystems, Inc.
Scott M. Wheelwright, Ph.D.	47	Vice President, Manufacturing

Felix Theeuwes, D.Sc. co-founded DURECT in February 1998 and has served as our Chairman, Chief Scientific Officer and a Director since July 1998. Prior to that, Dr. Theeuwes held various positions at ALZA Corporation, a pharmaceutical and drug delivery company which is an affiliate of us, including President of New Ventures from August 1997 to August 1998, President of ALZA Research and Development from 1995 to August 1997, President of ALZA Technology Institute from 1994 to April 1995 and Chief Scientist from 1982 to June 1997. Dr. Theeuwes is also a director of Genetronics, a medical device company. Dr. Theeuwes holds a D.Sc. degree in Physics from the University of Leuven (Louvain), Belgium. He also served as a post-doctoral fellow and visiting research assistant professor in the Department of Chemistry at the University of Kansas and has completed the Stanford Executive Program.

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

Judy A. Magruder has served as our Senior Vice President of Regulatory and Development from September 2001. Prior to that, she served as our Vice President of Regulatory and Development from February 2000 to September 2001. From March 1999 to February 2000, Ms. Magruder served as our Executive Director of

Regulatory and Product Development. Prior to that, Ms. Magruder served as Director of Product Development at Vascular Therapeutics, Inc., a private pharmaceuticals company, from January 1998 to March 1999. Ms. Magruder held various positions at ALZA Corporation, including Head of Program Management, Implant Development and a Research Scientist from February 1996 to January 1998, Product Development Manager/Program Manager as well as Research Scientist from January 1991 to February 1996, and Chemist from May 1984 to April 1989. Ms. Magruder holds a B.S. in Animal Science from the University of California, Davis and an M.B.A. from Santa Clara University.

Tai Wah Chan, Ph.D. has served as our Vice President of Pharmaceutical Research and Development since August 2001. Previously, Dr. Chan served as our Executive Director of Pharmaceutical Research from February 2000 to August 2001 and served as our Senior Director of Pharmaceutical Research from November 1999 to February 2000. Prior to that, Dr. Chan was self employed as a pharmaceutical consultant from October 1997 to November 1999 and was a Senior Scientist at Oread, Inc., a pharmaceutical contract research organization, from October 1996 to October 1997. Dr. Chan holds a B.S. in Physics and Chemistry from the University of Hong Kong and a Ph.D. in Chemistry from the University of Chicago.

Dennis Fisher, M.D. has served as our Vice President of Medical Affairs since April 2001. Prior to that, Dr. Fisher served as our Director of Medical Affairs from April 2000 to April 2001. Previously, Dr. Fisher worked at the University of California, San Francisco as a Professor of Anesthesia and Pediatrics from 1991 to June 2000, Associate Professor of Anesthesia and Pediatrics from 1987 to 1991, and Assistant Professor of Anesthesia and Pediatrics in Residence from 1981 to 1987. From 1989 to 2000, Dr. Fisher was a member of the Editorial Board of Anesthesiology. Dr. Fisher holds a B.S. in Urban Studies from the Massachusetts Institute of Technology, a Master of City Planning from the Massachusetts Institute of Technology, an M.D. from Yale University, and performed residencies and fellowships at The Children’s Hospital of Philadelphia and the Hospital of the University of Pennsylvania.

Edward M. Gillis has served as our Vice President of Product Engineering since March 2000. Prior to that, Mr. Gillis served as our Executive Director of Engineering from April 1999 to March 2000. Prior to that, he served as our Director of Engineering from October 1998 to April 1999. From March 1997 to October 1998, Mr. Gillis served as the Director of Pilot Manufacturing and Process Engineering at EndoTex Interventional Systems, a private medical device company. From July 1993 to March 1997, Mr. Gillis served as Director of Catheter Ablation Product Development and Manufacturing Engineering Manager at Cardiac Pathways Corporation, a medical device company. Mr. Gillis holds a B.S. in Biological Sciences and an M.S. in Plastics Engineering from the University of Lowell.

Randolph M. Johnson, Ph.D. has served as our Vice President of Preclinical Research and Director of CNS (Central Nervous System) Programs since April 2000. Prior to that, he served as our Vice President of Pharmacology and Toxicology and Director of CNS Programs from September 1998 to April 2000. From October 1997 to September 1998, Dr. Johnson served as the Department Head of Molecular & Cellular Biochemistry, and from July 1995 to October 1997 as Department Head of Neurobiology in the Center for Biological Research, Neurobiology Business Unit of Roche Bioscience, a pharmaceutical company. Dr. Johnson holds a B.S. in Zoology from California State University, Long Beach, an M.A. in Biology-Physiology from California State University, Long Beach and a Ph.D. in Biomedical Science-Pharmacology from the University of South Carolina School of Medicine. In addition, he was a Postdoctoral Research Associate in the Department of Pharmacology at the University of Virginia School of Medicine.

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

Wallace B. Smith, Ph.D. has served as the President and General Manager of Southern BioSystems, Inc., a fully owned subsidiary of ours, since April 2001. Previously, Dr. Smith served as the President and Chief Executive Officer of Southern BioSystems, Inc. from January 1997 to April 2001 and served as the Chief Executive Officer of Southern BioSystems, Inc. from July 1991 to April 2001. Dr. Smith holds a B.S. in Mathematics from Jacksonville State University, and an M.S. and Ph.D. in Physics from Auburn University.

Arthur J. Tipton, Ph.D. has served as our Vice President and Chief Scientific Officer of Southern BioSystems, Inc., a fully owned subsidiary of ours, since April 2001. Previously, Dr. Tipton served as the Director of Matrix Delivery Systems and Vice President and Technical Director of Southern BioSystems, Inc. from April 1993 to April 2001. Dr. Tipton holds a B.S. in chemistry from Spring Hill College and a Ph.D in Polymer Science and Engineering from University of Massachusetts.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has been listed for quotation on the Nasdaq National Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

Fiscal 2000	High	Low
Quarter ended September 30, 2000 (from September 28, 2000)	$18.50	$12.00
Quarter ended December 31, 2000	$16.37	$9.06

Fiscal 2001	High	Low
Quarter ended March 31, 2001	$12.05	$3.69
Quarter ended June 30, 2001	$14.68	$5.50
Quarter ended September 30, 2001	$12.20	$6.30
Quarter ended December 31, 2001	$13.35	$6.70

The closing sale price of the common stock as reported on the Nasdaq National Market on March 15, 2002 was $8.42 per share. As of that date there were approximately 249 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In May 2001, we issued to a third party consultant a fully vested and exercisable warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share in connection with an Exclusive Trademark License and Assignment Agreement. The fair value of this warrant was $5,121 on the grant date. In issuing these securities, we relied on Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Proceeds from Sales of Registered Securities

On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84.0 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of December 31, 2001, we used $37.9 million for development expenses related to our products including the allocation of certain general and administrative costs, and $7.0 million for the construction of our new manufacturing facility. We invested the remainder of the net proceeds in investment grade securities.

We intend to use the net proceeds of the initial public offering as follows:

•	to fund development expenses related to our products, including clinical trial expenses;

•	to fund the qualification and validation of our newly constructed manufacturing facility;

•	to fund the commercialization of our products, once approved; and

•	for working capital and general corporate purposes.

We may use a portion of the net proceeds to fund, acquire or invest in complementary businesses or technologies. The amount of cash that we actually expend for any of the described purposes will vary significantly based on a number of factors, including the progress of our research and development and clinical trials, the establishment of collaborative relationships, the cost and pace of establishing and expanding our manufacturing capabilities, the development of sales and marketing activities if undertaken by us and competing technological and market developments. Our management has significant discretion in applying the net proceeds of our initial public offering.

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ending December 31, 2001, 2000, and 1999 and the balance sheet data at December 31, 2000 and 2001 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the period from inception (February 6, 1998) to December 31, 1998, and the balance sheet data at December 31, 1999 and 1998 are derived from our audited statements not included in this Form 10-K but are included in our 2000 Form 10-K (File No. 000-31615) and our Registration Statement on Form S-1, as amended (File No. 333-35316). Historical operating results are not necessarily indicative of results in the future, and the results for interim periods are not necessarily indicative of the results that may be expected for the entire year. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,			Period from inception (February 6, 1998) to December 31, 1998
	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenue, net	$6,524	$3,155	$86	$—
Cost of goods sold	3,398	1,941	39	—

Gross profit	3,126	1,214	47	—

Operating expenses:
Research and development	24,472	12,669	5,181	466
Research and development to related party	98	666	1,182	243
Selling, general and administrative	8,779	4,874	2,109	585
Amortization of intangible assets	1,844	850	69	—
Noncash charges related to stock-based compensation	3,305	4,978	865	149
Acquired in-process research and development	14,030	—	—	—

Total operating expenses	52,528	24,037	9,406	1,443

Loss from operations	(49,402)	(22,823)	(9,359)	(1,443)
Other income (expense):
Interest income	4,796	3,103	678	121
Interest expense	(322)	(131)	(27)	—

Net other income	4,474	2,972	651	121

Net loss	(44,928)	(19,851)	(8,708)	(1,322)
Accretion of cumulative dividends on Series B convertible preferred stock	—	972	602	—

Net loss attributable to common stockholders	$(44,928)	$(20,823)	$(9,310)	$(1,322)

Basic and diluted net loss per common share	$(0.97)	$(1.22)	$(1.76)	$(0.36)
Shares used in computing basic and diluted net loss per share	46,414	17,120	5,291	3,655

	As of December 31,
	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$76,622	$106,084	$18,933	$7,975
Working capital	54,463	105,060	15,921	7,664
Total assets	104,943	120,612	22,463	8,283
Long-term liabilities, net of current portion	2,147	1,105	189	83
Stockholders’ equity	97,048	115,254	20,728	7,749

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, 2000, and 1999 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Factors that May Affect Future Results” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, CNS disorders, cardiovascular disease and cancer.

Our lead product in development is the CHRONOGESIC Pain Therapy System (previously known as DUROS sufentanil). This product is a 3-month continuous infusion subcutaneous implant for the treatment of chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation to develop and commercialize products in selected fields. We successfully completed a Phase II clinical trial for the CHRONOGESIC product in June 2001. We also concluded a pilot Phase III clinical trial and a pharmacokinetic trial in 2001, and we completed the construction of a pilot manufacturing facility that will be used to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if it is approved by the FDA for commercialization. We anticipate that we will commence pivotal Phase III clinical trials for the CHRONOGESIC product in mid-2002.

We also continue to develop or acquire other complementary technologies that we believe will be useful for us to develop products for the chronic disease areas we are targeting. In the second quarter of 2001, we completed our acquisition of Southern BioSystems, Inc. (SBS). SBS conducts research and development of pharmaceutical products with us and with third party pharmaceutical and biotechnology company partners, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., also develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products. With this acquisition, we have added three additional proprietary drug delivery platforms, the SABER delivery system, the MICRODUR biodegradable microparticulate system, and the DURIN biodegradable implants. In addition to this acquisition, we continued to research and develop other potential products based on the DUROS system throughout 2001.

We currently generate revenue from the sale of ALZET osmotic pumps for research animal use, IntraEAR catheters, which have been used by physicians to treat inner ear disorders, and biodegradable polymers, which are used by our customers as raw materials in their pharmaceutical and medical products. To a lesser extent, we also perform contract research and development services for certain partners. However, because we consider our core business to be developing and commercializing pharmaceutical systems,we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines or contract research and development services.

Since our inception in 1998, we have had a history of operating losses. At December 31, 2001, we had an accumulated deficit of $76.4 million and our net losses attributable to common stockholders were $44.9 million, $20.8 million, and $9.3 million for the fiscal years ended December 31, 2001, 2000, and 1999 respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We also incurred a one time non-cash charge of $14.0 million for acquired in-process research and development in 2001 in connection with the acquisition of SBS. We expect our research and development expenses to increase in the future as we expand clinical trial and research and development activities. To support our research and development activities and the additional obligations of a public company, we expect to increase our selling, general and administrative expenses. We also expect to incur substantial non-cash expenses relating to stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur significant losses and negative cash flow for the foreseeable future.

Acquisition of Southern BioSystems, Inc.

In April 2001, we acquired SBS, a privately held Alabama corporation, which conducts research and development of pharmaceutical products with us and with third party pharmaceutical and biotechnology company partners, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., also develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products. In connection with the acquisition, we issued a total of 1,939,731 shares of common stock to former SBS shareholders, as well as reserved 1,030,639 shares for issuance upon the exercise of outstanding SBS options and warrants. The total purchase consideration was $23.3 million. We allocated the purchase price to the assets purchased and liabilities assumed, including $1.7 million in debt, based upon their respective fair values. In addition, we allocated the excess of the purchase consideration over the estimated fair market value of net tangible assets to specific intangible assets and goodwill. We also recorded a one-time, non-cash charge to operations in the second quarter of 2001 of $14.0 million for acquired in-process research and development. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization.

We recorded $918,000 of unearned compensation related to the intrinsic value of approximately 208,000 unvested employee options assumed in connection with the acquisition. This amount will be expensed to stock compensation ratably over the vesting period. Direct transaction costs related to the acquisition were approximately $550,000. SBS, and its wholly owned subsidiary Birmingham Polymers, Inc., operates as a wholly owned subsidiary of DURECT, and our 2001 financial statements include the results of operations of SBS subsequent to the acquisition date. We do not anticipate that SBS revenues from current product and service offerings will increase significantly in the future. However, we intend to research and develop products that utilize the technologies acquired from SBS.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of our long-lived assets, including goodwill and other intangibles. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectability of the amounts owed is reasonably assured. Incorrect assumptions at the time of sale about our customers’ ability to pay could result in an overstatement of revenue. Revenue on cost-plus-fee contracts is recognized to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. All contracts have a ceiling price or contract value, and losses on contracts are recognized in the period in which the losses become known and estimable. Incorrect estimates could result in greater or lesser losses being recorded.

Intangible assets and goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized to expense over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. Acquired in-process research and development was $14.0 million for 2001 compared to none in 2000. This charge resulted from the acquisition of SBS in April 2001 and represents the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

As of January 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment (see Recent Accounting Pronouncements). The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows we expect to be generated by the acquired assets. We are also required to estimate the useful life of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill or enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill or enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The amount of any impairment charge is significantly impacted by and highly dependent upon assumptions as to future cash flows and the appropriate discount rate. The use of different assumptions or discount rates could result in a materially different impairment charge.

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we will cease to amortize approximately $4.7 million of goodwill and assembled workforce. We had recorded approximately $729,000 of amortization on these amounts during 2001 and would have recorded approximately $889,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the initial review or other periodic reviews are completed, a material impairment charge will not be recorded.

Accrued Liabilities

We incur significant costs associated with third party consultants and organizations for clinical trial, engineering, validation, testing, and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on managements’ estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in Item 8 of this Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

Comparison of years ended December 31, 2001 and 2000

Revenue.     Net revenues were $6.5 million in 2001 compared to $3.2 million in 2000. The increase in 2001 revenue compared to the corresponding period in 2000 is primarily attributable to the acquisition of SBS in April 2001 and its related revenues from polymer sales and contract research and development, and to our selling the ALZET minipump product line throughout the entire year 2001. In 2000, our revenues primarily resulted from sales of ALZET products subsequent to the acquisition of the ALZET product line in April 2000, with the remainder from our ear catheter products. In fiscal 2001 and 2000, one customer accounted for 11% and 14%, respectively, of our revenues. In the near future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines or services. As a result, we do not anticipate that our revenues from them will increase significantly.

Gross profit.     Gross profit was $3.1 million or 48% of revenues in 2001 compared to $1.2 million or 38% of revenues in 2000. The increase in gross profit as a percentage of revenues is attributable to manufacturing efficiencies related to our ALZET product line, partially offset by the introduction of higher costs from sales of polymers and contract research and development which commenced following our acquisition of SBS. Cost of goods sold includes variances from expected costs that occur during the manufacturing processes for the ALZET and SBS product lines, which may be large relative to our sales. As a result, we expect gross profit as a percentage of revenues related to these products to fluctuate.

Research and development.     Research and development expenses increased to $24.6 million in 2001 from $13.3 million in 2000. The increase was attributable to increases in research and development personnel and related expenses, including activities related to Phase II and pilot Phase III clinical trials for our lead product,

CHRONOGESIC. As of December 31, 2001, we had 78 research and development employees compared with 40 as of the corresponding date in 2000. We expect research and development expenses to increase as we begin pivotal Phase III clinical trials for CHRONOGESIC, continue to hire research and development personnel, and continue to research and develop other products, including those utilizing both DUROS and SBS delivery technologies.

In addition, we expect research and development expenses to continue to increase in order to meet minimum product funding requirements under our license agreement with ALZA. To maintain our rights under this agreement, we must spend minimum amounts each year on product development, with the amount and duration of funding in each field varying over time. For two of our DUROS-based products currently in development, we are required to fund each in the amount of at least $3.0 million per year until the time of commercialization. Through December 31, 2001, we achieved our minimum annual product development funding requirements. The future minimum annual product funding requirements for all fields of use are as follows (in thousands):

Year ended December 31,
2002	$13,000
2003	14,000
2004*	17,000

Total minimum funding required	$44,000

*	Funding requirements after 2004 are to be mutually agreed upon by ALZA and us.

Selling, general and administrative.     Selling, general and administrative expenses increased to $8.8 million in 2001 from $4.9 million in 2000. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. As of December 31, 2001, we had 43 selling, general and administrative personnel compared with 22 as of the corresponding date in 2000. We expect selling, general and administrative expenses to continue to increase as we increase the number of personnel and related resources required to support our growth.

Amortization of intangible assets.     In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill of $4.6 million and other intangible assets of $8.3 million. Goodwill is amortized over estimated useful lives of between 6 and 10 years; other intangible assets are amortized over their estimated useful lives of between 4 and 7 years. Amortization of intangible assets increased to $1.8 million for 2001 from $850,000 in 2000. The increase in amortization of goodwill and other intangibles in 2001 resulted primarily from intangibles amortization related to our acquisition of SBS in April 2001 combined with a full year of intangibles amortization related to our acquisition of the ALZET product line in April 2000.

The remaining goodwill and assembled workforce for these three acquisitions at December 31, 2001 was $3.9 million and $856,000, respectively. In subsequent periods, goodwill and assembled workforce will not be amortized, but will be periodically evaluated for impairment or obsolescence in accordance with SFAS 142. If it is determined that the assets are impaired, any excess of the carrying values over the estimated fair values will be written off as impairment changes to the related intangible assets.

The remaining other intangible assets for these three acquisitions at December 31, 2001 were $5.5 million, which will be amortized as follows: $1.3 million for each of the years 2002 and 2003, $1.2 million for each of the years 2004 and 2005, and $393,000 for the year 2006. We periodically evaluate acquired other intangible assets for impairment or obsolescence. Should the other intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair value.

Stock-based compensation.     Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of SBS in April 2001 for the assumption of outstanding unvested stock options granted to employees and directors of that company. Of the total amount, we have amortized $8.6 million through December 31, 2001. In 2001, we recorded $3.5 million of stock-based compensation, compared with $5.0 million for 2000. Of these amounts, employee stock compensation related to the following: cost of goods sold of $146,000 for 2001 and $65,000 for 2000; research and development expenses of $2.1 million in 2001, and $3.1 million in 2000; and selling, general and administrative expenses of $961,000 million in 2001 and $1.3 million in 2000.

Non-employee stock compensation related to research and development expenses was $217,000 in 2001 and $369,000 in 2000. Non-employee stock compensation related to selling, general and administrative expenses was $109,000 in 2001 and $250,000 in 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at December 31, 2001 was $2.6 million, which will be amortized as follows: $1.7 million for 2002, $724,000 for 2003, $108,000 for 2004, $18,000 for 2005, and $2,000 for 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Acquired in-process research and development.     Acquired in-process research and development was $14.0 million for 2001 compared to none in 2000. This charge resulted from the acquisition of SBS in April 2001 and represents the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

Other income (expense).     Interest income increased to $4.8 million in 2001 from $3.1 million in 2000. The increase in interest income was primarily attributable to higher average outstanding balances of cash and investments resulting from our initial public offering in September 2000. We expect interest income to decline as our average outstanding balances of cash and investments decline. Interest income will also decrease should yields on our investments decline with interest rates in general. Interest expense increased to $322,000 for 2001 from $131,000 for the corresponding period in 2000. The increase in interest expense was primarily due to an increase in debt obligations from the assumption of $1.7 million of debt as part of our acquisition of SBS, and due to the structure of the payment schedule on our equipment loan. We expect interest expense to increase in fiscal 2002 as we recognize a full year of interest payments on the debt assumed from SBS.

Income taxes.     As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $52.0 million and $15.5 million, respectively, which expire at various dates beginning in 2007 through 2021, if not utilized. We also had federal and state research and development tax credits of approximately $300,000 which expire at various dates beginning in 2018 through 2021, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2001 and 2000, we had net deferred tax assets of $20.8 million and $10.5 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Comparison of years ended December 31, 2000 and 1999

Revenue.     Net revenues were $3.2 million in 2000 compared to $86,000 in 1999. We initiated sales in October 1999 following the acquisition of IntraEAR, Inc. and its ear catheter products. In the year 2000, following the acquisition of the ALZET product line in April of that year, our revenues primarily resulted from sales of ALZET minipumps, with the remainder from our ear catheter products.

Gross profit.     Gross profit was $1.2 million or 38% of revenues in 2000 compared to $47,000 or 55% of revenues in 1999. The decrease in gross profit as a percentage of revenues is attributable to higher proportions of sales of the relatively higher cost ALZET minipumps. Furthermore, cost of goods sold includes manufacturing cost variances that result from the completion of batches of the ALZET product, which were large relative to our 2000 sales.

Research and development.     Research and development expenses increased to $13.3 million in 2000 from $6.4 million in 1999. The increase was attributable to increases in research and development personnel and related expenses, contract research and development services, and activity related to the preparation for our Phase II clinical trial relating to CHRONOGESIC, including the manufacturing of product to be used in the trial.

Selling, general and administrative.     Selling, general and administrative expenses increased to $4.9 million in 2000 from $2.1 million in 1999. The increase was primarily due to an increase in general and administrative personnel and related expenses necessary to support our growth. In particular, selling expenses increased following the acquisition of the ALZET product line in April 2000.

Amortization of intangible assets.     In connection with our acquisitions of IntraEAR, Inc. and the ALZET product line, we acquired goodwill of $1.9 million and other intangible assets of $4.2 million. Amortization of intangible assets increased to $850,000 in 2000, from $69,000 in 1999. Amortization of intangibles assets in 1999 resulted from the acquisition of IntraEAR, Inc. in October 1999. The increase in amortization of goodwill and other intangibles in 2000 resulted from the acquisition of the ALZET product line in April 2000 and the amortization of goodwill and other intangibles associated with the IntraEAR acquisition over the entire year.

Stock-based compensation.     For 2000, we recorded $5.0 million of stock-based compensation, compared with $865,000 for the year ending December 31, 1999. Of these amounts, employee stock compensation related to the following: cost of goods sold of $65,000 for the year ended December 31, 2000, and $0 for the year ending December 31, 1999; research and development expenses of $3.1 million in 2000, and $485,000 in 1999; and selling, general and administrative expenses of $1.3 million in 2000 and $380,000 in 1999.

Non-employee stock compensation related to research and development expenses was $369,000 in 2000 and $0 in 1999. Non-employee stock compensation related to selling, general and administrative expenses was $250,000 in 2000 and $0 in 1999. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amounts determined by the Black-Scholes option valuation model and remeasured over the vesting term.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $76.6 million at December 31, 2001 compared to $106.1 million and $18.9 million at December 31, 2000, and 1999, respectively. This also includes $3.4 million of interest-bearing marketable securities classified as restricted investments on our balance sheet, which serve as collateral for letters of credit securing a leased facility and SBS bonds payments. The decrease in cash, cash equivalents and investments in 2001 compared to 2000 was primarily the result of increased operating and capital expenditures. The increase in cash, cash equivalents, and investments in 2000 compared to 1999 was primarily the result of the sale of stock in our initial public offering in 2000, from which we raised $84.0 million, net of issuance costs. From inception through the time of our initial public offering, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings.

Working capital was $54.5 million, $105.1 million, and $15.9 million, at December 31, 2001, 2000, and 1999, respectively. The decrease in 2001 compared to 2000 was primarily attributable to expenditures related to our research and development efforts in general, the construction of our new manufacturing facility, and to purchases of certain long-term investments. The increase in 2000 compared to 1999 was primarily attributable to the sale of common stock in our initial public offering and the sale of Series C convertible preferred stock, partially offset by our operating loss of $22.8 million and an increase in accrued and other current liabilities of $2.7 million.

We used $22.4 million, $14.9 million, and $7.3 million of cash for operations in the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 compared to 2000 was primarily attributable to increased net loss, offset by a non-cash charge of $14.0 million for acquired in-process research and development. The increase in 2000 compared to 1999 was primarily attributable to increased net loss and the acquisition of ALZET inventory, offset by increased non-cash charges related to stock awards, depreciation and amortization.

We used $11.8 million, $52.7 million, and $16.2 million of cash in investing activities in the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash used in investing activities in 2001 compared to 2000 was due to lower net purchases of investments offset by an increase in capital expenditures incurred to construct our new manufacturing facility. The increase in cash used in investing activities in 2000 compared to 1999 was primarily due to purchases of short-term investments, intangible assets related to the ALZET product, and capital equipment.

We received $131,000, $110.4 million, and $19.3 million of cash from financing activities in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, offset by payments on equipment loans. Cash received from financing activities in 2000 was primarily the result of our initial public offering, and in 1999, from the sale of convertible preferred stock.

We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, service our debt obligations and, as discussed above, meet our product funding requirements under our agreement with ALZA. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows:

Contractual Obligations	2002	2003	2004	2005		Thereafter		Total
Long-term debt	$160	$170	$180	$190		$875		$1,575
Capital leases and equipment loans	697	601	139	—		—		1,437
Operating lease obligations	2,568	2,346	1,505	1,416		599		8,434
Minimum product funding requirements to maintain rights to certain products under our agreement with ALZA	13,000	14,000	17,000	—	*	—	*	44,000	*

Total contractual cash obligations	$16,425	$17,117	$18,824	$1,606		$1,474		$55,446

*	Funding requirements after 2004 are to be mutually agreed upon by ALZA and us.

We also anticipate incurring capital expenditures of at least $3.0 million over the next 12 months to purchase research and development and other capital equipment and to finalize the qualification and validation of our new manufacturing facility. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our products.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years. Accordingly, we may be required to raise additional capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and

•	public or private debt.

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

We have not utilized and do not intend to utilize “off-balance sheet” arrangements, special purpose entities, hedging and derivative strategies, or other complex financial techniques to fund our operations or otherwise manage our financial position.

Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible given these two constraints. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by FASB Statements Nos. 137 and 138, which became effective on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on our operating results or financial position since we currently do not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. We expect to adopt this statement during the first quarter of fiscal 2002 and we do not believe that SFAS 141 will have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill and assembled workforce amortization to be replaced with methods of periodically evaluating intangibles for impairment. In 2002, SFAS 142 will become effective and as a result, we will cease to amortize approximately $4.7 million of goodwill and assembled workforce. We recorded approximately $729,000 of amortization on these amounts during 2001 and would have recorded approximately $889,000 of amortization during 2002. We are required to perform an initial impairment review of our goodwill and intangible assets in 2002 and an annual impairment review thereafter. The initial review will be completed during the second quarter of 2002. However, there can be no assurance that at the time the initial review or other periodic reviews are completed a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a material effect on our operating results or financial position.

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

•	selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

•	selecting and developing catheter technology, if appropriate, to deliver the drug to a specific location within the body;

•	determining the appropriate drug dosage for use in the pharmaceutical system;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system; and

•	demonstrating the drug formulation will be stable for commercially reasonable time periods.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have selected the drug dosages and have substantially completed the product design of our lead product, CHRONOGESIC. We have not, however, selected the drug dosages nor finalized the product design of any other pharmaceutical system, and we may not be able to complete the design of any additional products. We are continuing testing and development of our products and exploring possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete clinical trials for our pharmaceutical systems

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of December 31, 2001, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for our lead product, CHRONOGESIC. We are currently in the pre-clinical or research stages with respect to all our other products under development. We plan to continue extensive and costly clinical trials to assess the safety and effectiveness of our CHRONOGESIC product, including conducting pivotal Phase III trials necessary to support regulatory approval of the product in the United States and other countries of the world. In addition, we plan to conduct extensive and costly clinical trials for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which could delay commercialization of such products.

We anticipate that we will commence our pivotal Phase III trial of our intended first product, CHRONOGESIC, in mid-2002 which we expect will include at least 1,000 patients. The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary for their successful completion. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our products in the U.S or abroad. Before receiving clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. are subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

In addition, data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. As of December 31, 2001, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III trial and a pharmacokinetic trial for our CHRONOGESIC product, but have not begun our pivotal Phase III trial of this product, or initiated clinical trials for any other products.

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;

•	failure to obtain approvals for clinically intended uses of our products under development; or

•	identification of serious and unanticipated adverse side effects in our products under development.

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

We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience

We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture of our DUROS-based pharmaceutical systems is a complex process. Although we have substantially completed development of the manufacturing process for our CHRONOGESIC product, we continue to consider ways to optimize our manufacturing process and to explore possible changes to increase efficiencies and lower costs. We have not yet completed development of the manufacturing process for any products other than CHRONOGESIC. If we fail to develop manufacturing processes to permit us to manufacture a product at an acceptable cost, then we may not be able to commercialize that product.

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we anticipate that this facility, once it is ready for production, will be capable of manufacturing supplies for our Phase III clinical trial and commercial launch of our Chronogesic product and for clinical trials of our spinal opiate product as well as other products on a pilot scale. However, our facility and our production processes must be validated and qualified before we commence production of clinical and anticipated commercial supplies of our products. We have substantially completed validating and qualifying our manufacturing facility but have not completed these processes. DURECT has limited experience validating and qualifying manufacturing facilities.

In order to manufacture clinical and commercial supplies of our pharmaceutical systems, we must attain and maintain compliance with applicable federal, state and foreign regulatory standards relating to manufacture of pharmaceutical products which are rigorous, complex and subject to varying interpretations. Furthermore, our new facility will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to pass inspection with the applicable regulatory agencies or may be asked to undertake corrective measures which may be costly and cause delay.

If we are unable to ready our manufacturing facility for production and manufacture product in a timely manner or at an acceptable cost and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We may also be required or choose to subcontract with third party contractors to perform the final manufacturing steps of our DUROS-based pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system without approval from ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on ALZA to perform the coating process for the manufacture of the ALZET product, but we will be required to perform this process ourselves starting April 2003 or sooner. We have limited experience manufacturing this product, and we may not be able to successfully or consistently manufacture this product at an acceptable cost, if at all.

Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to distribute selected products for us

In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999 and April 2000. ALZA was acquired by Johnson & Johnson in June 2001 and has since operated as a wholly owned subsidiary. Our agreement with ALZA gives us exclusive rights to develop, commercialize and manufacture products using ALZA’s DUROS technology to deliver by catheter:

•	drugs to the central nervous system to treat select nervous system disorders;

•	drugs to the middle and inner ear;

•	drugs to the pericardial sac of the heart; and

•	select drugs into vascular grafts.

We also have the right to use the DUROS technology to deliver systemically and by catheter:

•	sufentanil to treat chronic pain; and

•	select cancer antigens.

We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA’s prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. Furthermore, to maintain our rights under this license agreement, we must meet annual minimum development spending requirements totaling $44.0 million to develop products in some or all of these fields through 2004 and fund development of a minimum number of products per year up to a total of eight products through 2004. In order to maintain commercialization rights for our products in the U.S. and any foreign countries, we must diligently develop our products, procure required regulatory approvals and commercialize the products in these countries. If we fail to meet the various diligence requirements, we may:

•	lose our rights to develop, commercialize and manufacture some of our DUROS-based pharmaceutical systems;

•	lose rights for products in some or all countries, including the U.S.; or

•	lose rights in some fields of use.

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

Our agreement with ALZA gives us the right to perform development work and manufacture the DUROS pump component of our DUROS-based pharmaceutical systems. In the event of a change in our corporate control, including an acquisition of us, our right to manufacture and perform development work on the DUROS pump would terminate and ALZA would have the right to manufacture and develop DUROS systems for us so long as ALZA can meet our specification and supply requirements following such change in control.

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

ALZA also has an exclusive option to distribute any DUROS-based pharmaceutical system we develop to deliver non-proprietary cancer antigens worldwide. The terms of any distribution arrangement have not been set and are to be negotiated in good faith between ALZA and ourselves. ALZA’s option to acquire distribution rights limits our ability to negotiate with other distributors for these products and may result in lower payments to us than if these rights were subject to competitive negotiations. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party. These rights do not apply to products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to the commencement of human clinical trials.

ALZA has the right to terminate the agreement in the event that we breach a material obligation under the agreement and do not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if, at any time prior to July 2002, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA, or if at any time prior to July 2006, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group.

We may be required to obtain rights to certain drugs

Some of the pharmaceutical systems that we are currently developing require the use of proprietary drugs to which we do not have commercial rights. For example, our research collaboration with the University of Maastricht has demonstrated that the use of a proprietary angiogenic factor in a pharmaceutical system can lead to elevated local concentration of the angiogenic factor in the pericardial sac of the heart, resulting in physical changes, including the growth of new blood vessels. We do not currently have a license to develop or commercialize a product containing such proprietary angiogenic factor.

To complete the development and commercialization of pharmaceutical systems containing drugs to which we do not have commercial rights, we will be required to obtain rights to those drugs. We may not be able to do this at an acceptable cost, if at all. If we are not able to obtain required rights to commercialize certain drugs, we may not be able to complete the development of pharmaceutical systems intended to use those drugs. This could result in the cessation of certain development projects and the potential write-off of certain assets.

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

•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	the risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the diversion of resources from our existing business and technologies;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls, and procedures; and

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel.

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

Some of our products contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our products currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our CHRONOGESIC and spinal opiate products under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our products containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our products containing controlled substances.

Our limited operating history makes evaluating our stock difficult

Investors can only evaluate our business based on a limited operating history. We were incorporated in February 1998 and have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel. This short history may not be adequate to enable investors to fully assess our ability to successfully develop our products, achieve market acceptance of our products and respond to competition. Furthermore, we anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery, and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our products, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our products and to fund operating losses to be incurred in the next several years.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our CHRONOGESIC product. Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

•
the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including oral medication, transdermal drug delivery products such as drug patches, or external or implantable drug delivery products; and

•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other health plan administrators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2001, had an accumulated deficit of approximately $76.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA recently received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer. If ALZA fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our products. In addition, if any third-party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

We do not own the trademark “DUROS” and any competitive advantage we derive from the name may be impaired by third-party use

ALZA owns the trademark “DUROS.” Because ALZA is also developing and marketing DUROS-based systems, and may license third parties to do so, there may be confusion in the market between ALZA, its potential licensees and us, and this confusion could impair the competitive advantage, if any, we derive from use of the DUROS name. In addition, any actions taken by ALZA or its potential licensees that negatively impact the trademark “DUROS” could negatively impact our reputation and result in reduced sales of our DUROS-based pharmaceutical systems.

We may be sued by third parties which claim that our products infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could harm our business or financial results:

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming.

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 2001, we held four issued U.S. patents and two issued foreign patent. In addition, we have 24 pending U.S. patent applications and have filed 16 patent applications under the Patent Cooperation Treaty, from which 15 national phase applications are currently pending in Europe, Australia and Canada. As of December 31, 2001, our subsidiary SBS held 4 issued U.S. patents, 1 issued foreign patent and 5 pending U.S. patent applications and has filed 5 patent applications under the Patent Cooperation Treaty. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on MDS Pharma, Inc. to perform blood plasma assays in connection with our clinical trials for CHRONOGESIC, Nelson Laboratories, Inc. to perform quality control services related to components of our DUROS-based pharmaceutical systems, and Da / Pro Rubber Inc. to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on Chesapeake Biological Labs, Inc. to perform the final manufacturing steps of our CHRONOGESIC product, and we may need to rely on a third party manufacturer again if we encounter delays in readying our manufacturing facility for production. See “We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

•	delays associated with redesigning a product due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product, which expires in September 2004. Additionally, we have a supply agreement with RMS Company under which RMS has agreed to supply us with titanium components of our DUROS-based pharmaceutical systems until April 2004. Other than these agreements, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We lack marketing, sales and distribution experience for pharmaceutical systems and we may not be able to sell our products if we do not enter into relationships with third parties or develop a direct sales organization

We have yet to establish marketing, sales or distribution capabilities for our pharmaceutical system products. We intend to enter into agreements with third parties to sell our products or to develop our own sales and marketing force. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors, which may reduce their interest in selling our products.

If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. DURECT has only limited experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build a sales force, the cost of establishing such a sales force may exceed our product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well- funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to us;

•	fail to adequately market our products;

•	cease operations with little or no notice to us; or

•	offer, design, manufacture or promote competing product lines.

If we fail to develop sales, marketing and distribution channels, we would experience delays in product sales and incur increased costs, which would harm our financial results.

If we are unable to train physicians to use our pharmaceutical systems to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of our pharmaceutical systems will require extensive training of numerous physicians. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed pursuant to the SBS acquisition options to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	competing technological and market developments;

•	market acceptance of our products; and

•	costs for recruiting and retaining employees and consultants.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, or relinquish to ALZA rights to develop DUROS products in certain fields, resulting in loss of sales, increased costs, and reduced revenues.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as future deferred compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective and as a result, we ceased to amortize approximately $4.7 million of goodwill and assembled workforce on December 31, 2001. However, we will continue to incur non-cash charges related to amortization of other intangible assets. We will be required to perform periodic impairment reviews of our goodwill and other long-lived assets beginning in 2002. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the initial impairment review is completed a material impairment charge will not be recorded. If this initial review or future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

To date, we have recorded deferred compensation expenses related to stock options grants, including stock options assumed in our acquisition of SBS, which will be amortized as follows: $1.7 million for the year ending December 31, 2002, $724,000 for the year ending December 31, 2003, $108,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.

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

The market for our products is new, rapidly changing and competitive, and new products or technologies developed by others could impair our ability to grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since our acquisition of SBS, which, through its subsidiary Birmingham Polymers, Inc., is engaged in the business of manufacturing and selling biodegradable polymers. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the twelve months ending December 31, 2001, was 111,628 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

Future sales of our common stock may depress our stock price

Commencing on March 27, 2001, which was 180 days after the date of our initial public offering, as many as 34,173,026 shares of our common stock became available for sale in the public market, subject to applicable securities laws. Additionally, in connection with our acquisition of SBS, we filed with the SEC a registration statement on Form S-3 under the Securities Act with respect to the 2,145,652 shares of common stock issued to the former SBS shareholders or issuable upon the exercise of warrants and certain options we assumed. The common stock issued in connection with this acquisition became freely tradable in the public market after this registration statement was declared effective by the Securities and Exchange Commission. Further information regarding the SBS acquisition is included in the company’s current report on Form 8-K filed with the SEC on May 15, 2001. We may also seek to raise capital through equity or convertible debt financings or through the sale of equity or convertible securities to collaboration or commercialization partners. Such financing activities may increase the number of shares of our common stock being sold in the public markets. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, these sales could create the perception to the public of difficulties or problems in our business. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

•	the election of directors;

•	the amendment of charter documents;

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

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

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2001, approximately 72% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 17% of our investment portfolio matures less than 90 days from the date of purchase.

In October 1998, we financed the purchase of certain equipment through a bank loan of $400,000 with a variable interest rate. The average interest rates were 7.96% and 10.63% in 2001 and 2000, respectively. At December 31, 2001 and 2000, we had loans outstanding in the amounts of $56,000 and $189,000, respectively.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2001 by year of maturity (dollars in thousands):

	2002	2003	Total
Cash equivalents:
Fixed rate	$8,644	—	$8,644
Average fixed rate	1.96%	—	1.96%
Variable rate	$4,157	—	4,157
Average variable rate	2.82%	—	2.82%
Short-term investments:
Fixed rate	$35,708	—	$35,708
Average fixed rate	5.48%	—	5.48%
Variable rate	$6,900	—	$6,900
Average variable rate	2.10%	—	2.10%
Long-term investments:
Fixed rate	$—	$21,418	$21,418
Average fixed rate	—	4.75%	4.75%

Total investment securities	$55,409	$21,418	$76,827

Average rate	3.81%	4.75%	4.23%

Item 8.    Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
DURECT Corporation

We have audited the accompanying consolidated balance sheets of DURECT Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DURECT Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2002

DURECT CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2001	2000
A S S E T S
Current assets:
Cash and cash equivalents	$12,596	$46,702
Short-term investments	42,608	57,730
Accounts receivable, net of allowance of $263 and $226, respectively	818	1,261
Inventories	1,864	2,682
Prepaid expenses and other current assets	2,325	938

Total current assets	60,211	109,313
Property and equipment, net	13,136	4,472
Goodwill and intangible assets, net	10,178	5,175
Long-term investments	18,016	1,652
Restricted investments	3,402	—

Total assets	$104,943	$120,612

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$2,003	$658
Accrued liabilities	2,125	923
Accrued construction in progress	342	1,673
Contract research liability	580	290
Accrued contract manufacturing	—	248
Accrued liabilities to related party	15	54
Equipment financing obligations, current portion	523	407
Bonds payable, current portion	160	—

Total current liabilities	5,748	4,253
Equipment financing obligations, noncurrent portion	581	1,105
Bonds payable, noncurrent portion	1,415	—
Other long-term liabilities	151	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at December 31, 2001 and 2000 respectively; 48,758 and 46,565 shares issued and outstanding at December 31, 2001 and 2000, respectively	4	4
Additional paid-in capital	189,396	165,638
Notes receivable from stockholders	(597)	(652)
Deferred compensation	(2,551)	(4,830)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	659	29
Accumulated deficit	(76,383)	(31,455)

Stockholders’ equity	97,048	115,254

Total liabilities and stockholders’ equity	$104,943	$120,612

The accompanying notes are an integral part of these consolidated statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2001	2000	1999
Revenue, net	$6,524	$3,155	$86
Cost of goods sold(1)	3,398	1,941	39

Gross profit	3,126	1,214	47

Operating expenses:
Research and development	24,472	12,669	5,181
Research and development to related party	98	666	1,182
Selling, general and administrative	8,779	4,874	2,109
Amortization of intangible assets	1,844	850	69
Noncash charges related to stock-based compensation(1)	3,305	4,978	865
Acquired in-process research and development	14,030	—	—

Total operating expenses	52,528	24,037	9,406

Loss from operations	(49,402)	(22,823)	(9,359)
Other income (expense):
Interest income	4,796	3,103	678
Interest expense	(322)	(131)	(27)

Net other income	4,474	2,972	651

Net loss	(44,928)	(19,851)	(8,708)
Accretion of cumulative dividends on Series B convertible preferred stock	—	972	602

Net loss attributable to common stockholders	$(44,928)	$(20,823)	$(9,310)

Net loss per common share, basic and diluted	$(0.97)	$(1.22)	$(1.76)

Shares used in computing basic and diluted net loss per share	46,414	17,120	5,291

(1)	Stock-based compensation related to the following:

Cost of goods sold	$146	$65	$—
Research and development	2,235	3,426	485
Selling, general and administrative	1,070	1,552	380

	$3,451	$5,043	$865

The accompanying notes are an integral part of these consolidated statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties and Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	14,143	$1	8,400	$1	$9,626	$(36)	$(521)	$—	$—	$(1,322)	$7,749
Issuance of common stock upon exercise of stock options for notes receivable and cash	—	—	102	—	34	(33)	—	—	—	—	1
Repayment of notes receivable	—	—	—	—	—	36	—	—	—	—	36
Issuance of Series A-2 convertible preferred stock for cash, net of issuance costs of $21	99	—	—	—	103	—	—	—	—	—	103
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $880	9,364	1	—	—	19,251	—	—	—	—	—	19,252
Issuance of Series B-1 convertible preferred stock in connection with the acquisition of IntraEar	325	—	—	—	1,430	—	—	—	—	—	1,430
Deferred compensation related to stock options, net of amortization	—	—	—	—	3,596	—	(2,731)	—	—	—	865
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	—	—	602	—	—	—	—	(602)	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(8,708)	(8,708)

Balance at December 31, 1999	23,931	$2	8,502	$1	$34,642	$(33)	$(3,252)	$—	$—	$(10,632)	$20,728

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties and Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	23,931	$2	8,502	$1	$34,642	$(33)	$(3,252)	$—	$—	$(10,632)	$20,728
Issuance of a warrant to purchase 31 shares of convertible preferred stock to equipment lessor	—	—	—	—	190	—	—	—	—	—	190
Exercise of a warrant for common stock by an equipment lessor	—	—	27	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for notes receivable and cash	—	—	1,833	—	747	(619)	—	—	—	—	128
Issuance of Series C convertible preferred stock for cash net of issuance costs of $45	3,572	—	—	—	24,955	—	—	—	—	—	24,955
Issuance of common stock net of issuance cost of $7 and a warrant to purchase 1,000 shares of common stock to ALZA corporation for commercial rights and reduced royalties	—	—	1,000	—	13,473	—	—	—	—	—	13,473
Deferred royalties and commercial rights	—	—	—	—	—	—	—	(13,480)	—	—	(13,480)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	—	—	972	—	—	—	—	(972)	—
Issuance of common stock in initial public offering, net of issuance costs of $8,361	—	—	7,700	1	84,038	—	—	—	—	—	84,039
Conversion of convertible preferred stock to common stock upon initial public offering	(27,503)	(2)	27,503	2	—	—	—	—	—	—	—
Deferred compensation related to stock options, net of amortization	—	—	—	—	6,002	—	(1,578)	—	—	—	4,424
Noncash charges related to stock options issued to nonemployees	—	—	—	—	619	—	—	—	—	—	619
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	(19,851)	(19,851)

Total comprehensive net loss	—	—	—	—	—	—	—	—	—	—	(19,822)

Balance at December 31, 2000	—	$—	46,565	$4	$165,638	$(652)	$(4,830)	$(13,480)	$29	$(31,455)	$115,254

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties and Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	46,565	$4	$165,638	$(652)	$(4,830)	$(13,480)	$29	$(31,455)	$115,254
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	—	—	253	—	788	—	—	—	—	—	788
Repayment of notes receivable	—	—	—	—	—	55	—	—	—	—	55
Issuance of common stock and assumption of options and warrants in connection with acquisition of Southern BioSystems, Inc.	—	—	1,940	—	22,716	—	(918)	—	—	—	21,798
Amortization of deferred stock compensation	—	—	—	—	—	—	3,125	—	—	—	3,125
Reversal of deferred compensation related to cancelled employee stock options	—	—	—	—	(72)	—	72	—	—	—	—
Noncash charges related to equity securities issued to nonemployees	—	—	—	—	326	—	—	—	—	—	326
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	630	—	630
Net loss	—	—	—	—	—	—	—	—	—	(44,928)	(44,928)

Total comprehensive net loss	—	—	—	—	—	—	—	—	—	—	(44,298)

Balance at December 31, 2001	—	$—	48,758	$4	$189,396	$(597)	$(2,551)	$(13,480)	$659	$(76,383)	$97,048

The accompanying notes are an integral part of these consolidated statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(44,928)	$(19,851)	$(8,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,298	1,500	311
Noncash charges related to stock-based compensation	3,451	5,043	865
Acquired in-process research and development	14,030	—	—
Changes in assets and liabilities:
Accounts receivable	1,117	(1,164)	(97)
Inventories	1,117	(2,494)	(188)
Prepaid expenses and other assets	(1,068)	(354)	(444)
Accounts payable	1,068	175	430
Accrued liabilities	(764)	2,415	274
Accrued liabilities to related party	(39)	(267)	118
Contract research liability	290	110	168

Total adjustments	22,500	4,964	1,437

Net cash and cash equivalents used in operating activities	(22,428)	(14,887)	(7,271)

Cash flows from investing activities
Purchase of property and equipment	(7,358)	(3,801)	(1,016)
Purchase of available-for-sale securities	(73,906)	(58,277)	(15,070)
Proceeds from maturities of available-for-sale securities	69,892	13,994	—
Payment for acquisitions, net of cash acquired	(437)	—	(69)
Acquisition of intangible assets	—	(4,636)	—

Net cash and cash equivalents used in investing activities	(11,809)	(52,720)	(16,155)

Cash flows from financing activities
Net proceeds from equipment financing obligations	—	1,611	—
Payments on equipment financing obligations	(562)	(280)	(78)
Payment on long term debt	(150)	—	—
Net proceeds from issuances of common stock and stockholder’s notes	843	84,160	37
Net proceeds from issuances of convertible preferred stock	—	24,955	19,355

Net cash and cash equivalents provided by financing activities	131	110,446	19,314

Net increase (decrease) in cash and cash equivalents	(34,106)	42,839	(4,112)
Cash and cash equivalents at beginning of year	46,702	3,863	7,975

Cash and cash equivalents at end of year	$12,596	$46,702	$3,863

Supplemental disclosure of cash flow information
Equipment financed through an equipment loan	$—	$—	$289

Cash paid during the year for interest	$268	$81	$27

Notes receivable issued in connection with exercise of stock options	$—	$619	$33

Issuance of Series B-1 convertible preferred stock for assets acquired in acquisition of IntraEar	$—	$—	$1,430

Issuance of common stock and assumption of stock options and warrants in acquisition of Southern BioSystems, Inc.	$22,716	$—	$—

Issuance of warrants to equipment lessor	$—	$190	$—

Issuance of stock and warrants to Alza Corporation	$—	$13,480	$—

The accompanying notes are an integral part of these consolidated statements.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for chronic disorders that require continuous dosing. The Company’s lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company also has several products under development in the areas of pain, cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery to the inner ear which physicians have used in the treatment of ear disorders. The Company’s wholly owned subsidiary, Southern BioSystems, Inc. (SBS) conducts research and development of pharmaceutical products with the Company and with third party pharmaceutical and biotechnology company partners. Birmingham Polymers, Inc., a wholly owned subsidiary of SBS develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities of greater than 90 days from the date of purchase but less than one year are classified as short-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

The Company invests its excess cash in debt instruments of financial institutions and corporations, and money market funds with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities with the objectives of maintaining safety and liquidity, while maximizing yield.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company maintains cash, cash equivalents and investments with

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company performs periodic evaluations of the relative credit quality of its investments.

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations.

Customer and Product Line Concentrations

A substantial portion of our revenue is derived from our ALZET product line. In fiscal 2001 and 2000, one customer accounted for 11% and 14% of the Company’s revenues, respectively. Revenue by geographic region for the year 2001, 2000 and 1999 is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
United States	$4,300	$2,161	$67
Japan	728	443	5
Europe	1,078	371	7
Other	418	180	7

Total	$6,524	$3,155	$86

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$174	$190
Work in-process	694	1,279
Finished goods	996	1,213

Total inventories	$1,864	$2,682

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets, or the terms of the related leases, whichever are shorter.

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these purchased intangibles and goodwill is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to ten years. Amortization of these purchased intangibles and goodwill is included in operating expenses. Acquired in-process research and development without alternative future use is charged to operations when acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires the elimination of goodwill amortization, and replaces it with methods of periodically evaluating goodwill for impairment. Accordingly, beginning in fiscal 2002, goodwill and assembled workforce will no longer be amortized and will be assessed for impairment on an annual basis in accordance with SFAS 142.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the Company reviews long-lived assets, including property and equipment, intangible assets, goodwill and other long term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, there have been no such losses. In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will be effective for the Company beginning January 1, 2002. The statement provides a single model for accounting and reporting the impairment and disposal of long-lived assets and supercedes SFAS 121.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of equity instruments granted to non-employees is periodically remeasured as the underlying options vest.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectability of the amounts owed is reasonably assured. Revenue on cost-plus-fee contracts, such as contract research and development revenue recognized by SBS, is recognized to the extent reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. All contracts have a ceiling price or contract value, and losses on contracts are recognized in the period in which the losses become known and estimable.

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

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in other comprehensive income or loss. For the year ended December 31, 2001, the Company’s total comprehensive loss was $44.3 million compared to its net loss of $44.9 million. For the year ended December 31, 2000, the Company’s total comprehensive loss was $19.8 million compared to its net loss of $19.9 million. For the year ended December 31, 1999, the Company’s total comprehensive loss was the same as its net loss.

Segment Reporting

The Company follows Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, research and development of pharmaceutical systems.

Net Loss Per Share

Basic net loss per share is calculated as net loss attributable to common stockholders divided by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e. options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. Through December 31, 2001, the Company had not had any issuances or grants for nominal consideration other than the shares issued to the founders.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma basic and diluted net loss per share amounts are computed as described above and also give effect, under SEC guidance, to the conversion of convertible preferred stock (using the if-converted method) as though it had happened on the original date of issuance. The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2001	2000	1999
Net loss	$(44,928)	$(19,851)	$(8,708)
Less: accretion of cumulative dividend on Series B preferred stock	—	972	602

Net loss attributable to common stockholders	$(44,928)	$(20,823)	$(9,310)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	47,596	19,752	8,407
Less: weighted-average shares subject to repurchase	(1,182)	(2,632)	(3,116)

Weighted-average shares used in computing basic and diluted net loss per share	46,414	17,120	5,291

Basic and diluted net loss per share	$(0.97)	$(1.22)	$(1.76)

Pro forma:
Net loss		$(19,851)	$(8,708)

Shares used above		17,120	5,291
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock		19,539	18,480

Shares used in computing pro forma basic and diluted net loss per share		36,659	23,771

Pro forma basic and diluted net loss per share		$(0.54)	$(0.37)

The computation of diluted net loss per share for the fiscal year ended December 31, 2001 excludes the impact of options to purchase 3.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 888,000 shares of common stock subject to repurchase, at December 31, 2001, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2000 excludes the impact of options to purchase 1.3 million shares of common stock, a warrant to purchase 1.0 million shares of common stock, 1.4 million shares of common stock subject to repurchase, at December 31, 2000, and weighted impact, prior to the time of conversion, of 27.5 million shares of convertible preferred stock which were converted to 27.5 million shares of common stock at our initial public offering in September 2001, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 1999 excludes the impact of options to purchase 1.6 million shares of common stock, 95,000 shares subject to repurchase and weighted impact of 24.0 million shares of convertible preferred stock, at December 31, 1999, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of good sold for all periods presented.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by FASB Statements Nos. 137 and 138, which became effective on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the Company’s operating results or financial position since the Company currently does not invest in derivative instruments or engage in hedging activities.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 141 will have a material effect on our operating results or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill and assembled workforce amortization to be replaced with methods of periodically evaluating intangibles for impairment. In 2002, SFAS 142 will become effective and as a result, the Company will cease to amortize approximately $4.7 million of goodwill and assembled workforce. The Company recorded approximately $729,000 of amortization on these amounts during 2001 and would have recorded approximately $889,000 of amortization during 2002. Management is required to perform an initial impairment review of the Company’s goodwill and intangible assets in 2002 and an annual impairment review thereafter. The initial review will be completed during the second quarter of 2002. However, there can be no assurance that at the time the initial review or other periodic reviews are completed, a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material effect on the Company’s operating results or financial position.

2.    Agreements with ALZA

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (ALZA) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of up- front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding. Under the terms of this agreement, the Company is required to meet annual minimum development spending requirements and develop a minimum number of products.

As provided for in the license agreement, the Company may pursue a number of products in specified fields of use using the DUROS technology. However, to maintain its rights under the agreement, the Company must

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commit to a minimum annual level of product development funding with the amount and duration of such funding in each field varying over time. Through December 31, 2001, the Company has achieved its minimum annual product development funding requirements.

The future minimum annual product development funding required under the ALZA agreement for all fields of use is as follows (in thousands):

Year ended December 31,
2002	$13,000
2003	14,000
2004	17,000

Total minimum funding required	$44,000

The Company and ALZA will annually agree to funding requirements after 2004. The Company may terminate the agreement by providing ninety days written notice to ALZA, or when the Company ceases to have royalty payment obligations to ALZA (at least 20 years).

In the years ended December 31, 2001, 2000 and 1999, the Company incurred development expenses of $98,000, $666,000, and $1,182,000, respectively, for work performed by ALZA, of which $133,000, $941,000 and $1,064,000 was paid during the years ended December 31, 2001, 2000 and 1999, respectively.

In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and up-front payments to ALZA by the Company under the agreement. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The deemed fair value of the stock and the warrant was $13.5 million (See Note 10). This value was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders’ equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. The Company will periodically evaluate the recoverability of these amounts and assess whether an indicator of impairment has occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from the clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

3.    Acquisitions

IntraEAR

On October 1, 1999, the Company acquired substantially all of the assets of IntraEAR, Inc. (“IntraEAR”) for a total cost of approximately $1,797,000 (consisting of $320,000 in cash, 325,023 shares of Series B-1 convertible preferred stock, and transaction costs of approximately $46,000). IntraEAR developed and commercialized products that permit controlled fluid delivery to the round window membrane of the ear. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values, as follows (in thousands):

Tangible assets	$297
Patents	410
Developed technology	90
Other intangibles	310
Goodwill	690

Total purchase price	$1,797

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of IntraEAR has been accounted for as a purchase, with the results of IntraEAR’s operations included in the Company’s results of operations from the date of acquisition.

ALZET

On April 14, 2000, the Company acquired from ALZA the ALZET product line and certain assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides the Company with an ongoing business of making and selling this product worldwide. The total purchase price consisted of approximately $8.3 million in cash. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their fair values, as follows (in thousands):

Tangible assets	$3,634
Completed technology	1,540
Other intangibles	1,880
Goodwill	1,216

Total purchase price	$8,270

The acquisition of the ALZET product has been accounted for as a purchase, with the results of ALZET’s operations included in the Company’s results of operations from the date of acquisition.

Southern BioSystems, Inc.

On April 30, 2001, the Company acquired Southern BioSystems, Inc. (SBS), a privately held Alabama corporation, that designs, develops, licenses and manufactures controlled-release products, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., SBS also designs, develops and manufactures biodegradable polymers. Under the terms of the acquisition, the Company issued 1,939,731 shares of common stock, as well as reserved 1,030,639 shares for issuance upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS’s outstanding equity interests, and assumed SBS’s liabilities, including $1.7 million in debt. The total purchase consideration was $23.3 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization.

As of December 31, 2001, 142,903 shares of common stock issued to SBS shareholders were held in escrow according to the merger agreement. These shares were not included in the calculation of weighted average shares of outstanding common stock for the year ended December 31, 2001. These shares will be released from the escrow account and delivered to SBS shareholders on April 30, 2002 provided certain conditions are met.

The Company recorded $918,000 of unearned compensation related to the intrinsic value of approximately 208,000 unvested employee options assumed in connection with the acquisition. This amount will be expensed as stock compensation ratably over the vesting period of the options. Direct transaction costs related to the acquisition were approximately $550,000.

The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SBS subsequent to the acquisition date. The cost of acquisition has been allocated to the tangible net assets acquired, the intangible assets acquired, and in-process research and

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development based on their estimated fair values as determined by an independent appraisal. The cost of acquisition was allocated as follows (in thousands):

Net tangible assets acquired	$1,472
Intangible assets acquired:
Core technology	1,560
Developed technology	1,810
Assembled workforce	740
Acquired in-process research and development	14,030
Goodwill	2,736
Unearned compensation	918

Total purchase price	$23,266

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, a line of credit, and issued bonds. Acquired in-process research and development, which had not reached technological feasibility and had no alternative future uses was expensed.

SBS’s research and development programs are in various stages of preclinical development. Currently, none of the products utilizing SBS’s proprietary technology is in any stage of human clinical testing nor is approved for marketing in humans.

A valuation of the purchased assets was undertaken to assist us in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in-process, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.0 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of core technology, developed technology, assembled workforce and goodwill, were assigned a value of $6.8 million and will be amortized over their estimated useful lives of four to ten years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

The unaudited pro forma information, had the acquisition of SBS occurred at the beginning of 2000, is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2001	2000
Revenue	$7,546	$5,994
Net loss attributable to common stockholders	(32,100)	(22,372)
Net loss per common share, basic and diluted	$(0.68)	$(1.17)

The unaudited pro forma information excludes the $14.0 million charge for acquired in-process research and development and is presented for illustrative purposes only. It is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following (in thousands):

	December 31,
	2001	2000
Developed technology	$3,440	$1,630
Patents	410	410
Other intangibles	4,450	2,150
Goodwill	4,642	1,906

Total	12,942	6,096
Accumulated amortization	(2,764)	(921)

Goodwill and intangibles assets, net	$10,178	$5,175

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of short-term investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The following is a summary of available-for-sale securities as of December 31, 2001 and 2000 (in thousands):

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Commercial paper	9,645	—	(1)	9,644
Market auction preferreds	6,900	—	—	6,900
Corporate bonds and notes	28,627	446	—	29,073
Federal agencies	26,210	235	(23)	26,422
Others	629	2	—	631

	$76,168	$683	$(24)	$76,827

Reported as:
Cash and cash equivalents	$12,802	$—	$(1)	$12,801
Short-term marketable securities	42,247	368	(7)	42,608
Long-term marketable securities	17,749	283	(16)	18,016
Restricted investments	3,370	32	—	3,402

	$76,168	$683	$(24)	$76,827

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market fund	$5,280	$—	$—	$5,280
Commercial paper	61,751	—	(17)	61,734
Market auction preferreds	24,900	—	—	24,900
Corporate bonds and notes	7,935	29	—	7,964
Others	6,377	17	—	6,394

	$106,243	$46	$(17)	$106,272

Reported as:
Cash and cash equivalents	$46,898	$—	$(8)	$46,890
Short-term marketable securities	57,705	34	(9)	57,730
Long-term marketable securities	1,640	12	—	1,652

	$106,243	$46	$(17)	$106,272

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2001 and 2000, by contractual maturity (in thousands):

	2001		2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$55,049	$55,409	$104,603	$104,620
Mature after one year through two years	21,119	21,418	1,640	1,652

Total	$76,168	$76,827	$106,243	$106,272

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Equipment	$5,429	$2,237
Leasehold improvement	2,170	385
Construction-in-progress	7,744	2,657

	15,343	5,279
Less accumulated depreciation	(2,207)	(807)

Property and equipment, net	$13,136	$4,472

At December 31, 2001 and 2000, equipment, which has been collateralized as security for the Company’s equipment financing facility, was approximately $2,011,000. Accumulated depreciation related to collateralized assets was $1,111,000 and $593,000 as of December 31, 2001 and 2000, respectively.

7.    Restricted Investments

In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease for the Company’s office facility in Cupertino, California. The

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restriction on these funds will be released upon termination of the lease in June 2006, but may be reduced by $200,000 annually provided timely rental payments are made.

In July 2001, the Company also deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Notes 3 and 9). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time after November 2001, or the bond’s maturity date in November 2009.

8.    Equipment Financing Obligations

In October 1998, the Company financed the purchase of certain equipment through a bank loan. The loan was renewed in April 1999 and the amount of the loan was increased to $400,000 from $250,000 in June 1999, with an interest rate increase to 1.25% plus the bank’s base rate from 0.5% plus the bank’s base rate (effective rates of 6.00% and 10.75% as of December 31, 2001 and 2000, respectively). This loan is repayable in equal monthly installments over three years (payments commenced in April 1999). This equipment loan is secured by substantially all of the Company’s assets.

In January 2000, the Company amended and restated the loan agreement to include a one-time advance of $750,000. This advance is repayable in monthly installments of principal and interest over 42 months with a balloon payment of $75,000 due at the end of the term. Simultaneously, the Company entered into a lease agreement with the same bank that allows the Company to finance up to $1,500,000 of future equipment purchases and leasehold improvements. The payment terms of the lease are substantially the same as the loan, with a 10 percent balloon payment due at the end of the lease. Both the loan and the lease are secured by the equipment financed. As of December 31, 2001, no amounts were available for additional borrowings under its loan and lease agreements.

In connection with these agreements, the Company issued warrants to the bank to purchase 31,395 shares of Series B-1 preferred stock at $2.15 per share, which expire on December 16, 2006. The fair value of the warrants was determined to be $190,000, calculated using the Black-Scholes option pricing model, using the following assumptions: dividend rate of zero; contractual term of seven years; risk-free interest rate of 6%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and debt discount and is being amortized as interest expense over the term of the loan. In November 2000, the bank exercised the warrant, on a net exercise basis, resulting in the issuance of 27,126 shares of common stock.

Aggregate future minimum lease payments on equipment financing obligations are due as follows (in thousands):

Year ended December 31,
2002	$697
2003	601
2004	139

Total minimum lease and principal payments	1,437
Less: Amount representing interest	(333)

Present value of future lease payments	1,104
Less: Current portion of equipment financing obligations	(523)

Long-term portion of equipment financing obligations	$581

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Long-term Debt and Commitments

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time after November 2001, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if the Company calls the bonds in November 2001 to 0% in November 2004.

Operating Leases

The Company leases its Cupertino, California office and research facility under a noncancelable operating lease which expires in January 2004, with two options to extend the lease for 5 years each. The company also leases its Vacaville, California manufacturing facility under a noncancelable operating lease which expires in August 2003, with an option to extend the lease for a period of 2 years. In March 2001, the Company leased additional office space in Cupertino, California, under a noncancelable operating lease which commenced in June 2001, expires in May 2006 and has two options to extend the lease term for 3 years and 5 years each. Pursuant to the Company’s acquisition of SBS in April 2001, the Company assumed leases for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expire in May 2003, with two five-year options to extend the term of the leases.

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million, $627,000 and $313,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

	Bond Maturities	Operating Leases
Year ended December 31,
2002	$160	$2,568
2003	170	2,346
2004	180	1,505
2005	190	1,416
2006	200	599
Thereafter	675	—

	$1,575	$8,434

Less: current portion	(160)	—

	$1,415	$8,434

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through April 2000, the Company subleased office space to a third party. Sublease income under this lease, which offsets rent expense, was $137,000 and $360,000 the years ended December 31, 2000 and 1999, respectively. The Company cancelled this sublease in April 2000.

10.    Stockholders’ Equity

Preferred Stock

Holders of Series A-1, A-2, and B-1 and C convertible preferred stock were entitled to noncumulative dividends of $0.05, $0.05, $0.13975, and $0.35 respectively, if and when declared by the board of directors. No such dividends were declared prior to the conversion of these shares into common stock (see below).

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

Upon the completion of the Company’s initial public offering (see below), all outstanding convertible preferred stock converted on a one-to-one basis into an aggregate of 27,502,660 shares of common stock. As of December 31, 2001, there were no shares of preferred stock outstanding.

Common Stock

In September 2000, the company completed its initial public offering, in which it sold 7,000,000 shares of common stock at a price of $12 per share. The net proceeds of the offering, after deducting underwriters’ discounts and other offering expenses, were approximately $76.2 million.

In November 2000, the underwriters of the company’s initial public offering of common stock exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million.

Concurrent with the initial public offering, the Board of Directors amended the articles of incorporation to increase the authorized stock of the Company to 120,000,000, consisting of 110,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 48,758,248 shares of common stock outstanding as of December 31, 2001.

As described in Note 2, in April 2000 the Company amended and restated its development and commercialization agreement with ALZA. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The common stock issued to ALZA was valued at $7.00 per share. The deemed fair value of the stock and the warrant was $13.5 million. The fair value of the warrant was determined to be $6,480,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $12.00 per share; no dividends; contractual term of four years; risk-free interest rate of 6%; and expected volatility of 64%.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of SBS, the Company assumed outstanding warrants to purchase 124,839 shares of common stock at the weighted-average exercise price of $2.40 per share. These warrants were exercisable immediately at the time of acquisition. The deemed fair value of the warrants was $773,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $8.384 per share; no dividends; contractual term of 1 1/2 years; risk-free interest rate of 4.1%; and expected volatility of 64%. The fair value of the assumed outstanding warrants were included as part of the purchase price for SBS. As of December 31, 2001, a warrant to purchase 17,217 shares of the company’s common stock has been exercised and warrants to purchase 107,622 shares of the company’s common stock were outstanding.

In May 2001, the Company issued to a third party consultant a fully vested and exercisable warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share in connection with an Exclusive Trademark License and Assignment Agreement. The fair value of this warrant was $5,121 on the grant date.

As of December 31, 2001, shares of common stock reserved for future issuance consisted of the following:

December 31, 2001
Warrants to purchase common stock	1,108,392
Stock options outstanding	3,400,625
Stock options available for grant	1,378,387

5,887,404

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

In January 2000, the Company’s Board of Directors and stockholders adopted the DURECT Corporation 2000 Stock Option Plan, under which incentive stock options and nonstatutory stock options and stock purchase rights may be granted to employees, consultants and nonemployee directors. The 2000 Stock Option Plan was amended by written consent of the Board of Directors in March 2000 and written consent of the stockholders in August 2000. A total of 4,046,500 shares of common stock have been reserved for issuance under this plan.

Options granted under the 1998 and 2000 Stock Option Plans (“Plans”) expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant.

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

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock have been reserved for issuance under this plan. The directors’ plan provides that each person who becomes a nonemployee director of the Company after the effective date of this offering will be

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option shall vest in full at the end of one year. As of December 31, 2001, no shares have been issued under the directors’ plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with its acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock have been reserved for issuance under this plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2001, 59,331 shares of common stock have been issued under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock have been reserved for issuance under this plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 2001, 28,625 shares of common stock have been issued under the 1995 SRT Plan.

Activity under all stock plans through December 31, 2001 is as follows:

	Shares Available for Grant	Number of Shares Granted		Weighted- Average Exercise Price
Balance at December 31, 1998	196,000	804,000		$0.10
Shares authorized	1,000,000	—		—
Options granted	(934,500)	934,500		$0.35
Options exercised	—	(102,500)		$0.35
Options canceled	35,000	(35,000)		$0.35

Balance at December 31, 1999	296,500	1,601,000		$0.23
Shares authorized, net	1,800,000	—		—
Options granted	(1,598,132)	1,598,132		$5.55
Options exercised	—	(1,833,200)		$0.88
Options canceled	—	(66,250	)(1)	$0.14

Balance at December 31, 2000	498,368	1,299,682		$6.52
Shares authorized, net	3,155,800	—		—
Options granted	(2,305,256)	2,305,256		$6.11
Options exercised	—	(159,231)		$1.43
Options canceled	29,475	(45,082	)(1)	$4.72

Balance at December 31, 2001	1,378,387	3,400,625		$6.51

(1)
Options to purchase 66,250 and 7,500 shares of common stock granted under the 1998 Stock Option Plan were cancelled in 2000 and 2001, respectively and are not available for future grant. In addition, options to purchase 8,107 shares of common stock under the 1993 SBS Plan in 2001 were cancelled and are not available for future grant.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since inception, the Company has recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. The Company recorded deferred compensation in connection with certain stock option grants, net of forfeitures, of $6.0 million in 2000 and $3.6 million in 1999.

The Company has amortized $8.6 million of deferred compensation through December 31, 2001. The Company amortized deferred compensation of $3.2 million in 2001, $4.5 million in 2000 and $0.9 million in 1999. The remaining employee deferred stock compensation at December 31, 2001 was $2.6 million, which will be amortized as follows: $1.7 million for 2002, $724,000 for 2003, $108,000 for 2004, $18,000 for 2005, and $2,000 for 2006.

The weighted-average grant-date fair value of options granted with exercise price equal to fair market value was $4.18 in 2001 and $6.58 in 2000 and $0.12 in 1999. The weighted-average grant-date fair value of options granted with exercise prices lower than fair market value was $6.27 in 2001.

In 2001, the Company issued options to purchase 38,431 shares of common stock to several third party consultants in exchange for services and assumed options to purchase 30,987 shares of common stock previously issued to third party consultants in connection with the SBS acquisition. In connection with these options to purchase common stock, the Company recorded a non-cash charge of $326,000 in its statement of operations for the year ended December 31, 2001.

In 1999 and 2000, the Company issued options to purchase 102,975 shares of common stock to several third party consultants in exchange for services. In connection with these options to purchase common stock, the Company recorded a non-cash charge of $619,000 in its statement of operations for the year ended December 31, 2000. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Price			Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
				(In years)
$ 0.10	–	0.35	358,050	7.23	$0.23	306,800	$0.21
$ 0.56	–	1.45	418,323	4.54	$1.12	317,884	$1.13
$ 1.94	–	2.90	375,518	5.51	$2.80	274,265	$2.76
$ 3.87	–	6.88	407,323	8.95	$5.58	115,845	$5.07
$ 6.95	–	7.69	161,551	9.38	$7.25	4,218	$7.04
$ 7.70	–	7.70	525,680	9.33	$7.70	780	$7.70
$ 8.15	–	11.13	463,925	9.24	$10.36	5,600	$8.87
$11.49	–	11.59	17,000	9.55	$11.50	2,000	$11.59
$11.63	–	11.63	460,000	8.95	$11.63	115,000	$11.63
$11.69	–	14.25	213,255	8.99	$12.56	43,064	$12.60

$ 0.10	–	14.25	3,400,625	7.97	$6.51	1,185,456	$3.20

As of December 31, 2000, outstanding options to purchase an aggregate of 116,825 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $0.64. As of December 31, 2001, outstanding options to purchase an aggregate of 1,185,456 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $3.20.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 150,000 shares of common stock have been reserved for issuance under the purchase plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the initial public offering.

Pro Forma Information

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if the Company accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”) under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. The fair value of the Company’s stock based awards granted to employees from inception (February 6, 1998) to the time of the initial public offering in September 2000, were estimated on the date of grant using the minimum value method. Stock based awards granted subsequent to the Company’s initial public offering have been valued using the Black Scholes option valuation model.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock based awards to employees was estimated using the following assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year ended December 31,			Year ended December 31,
	2001	2000	1999	2001	2000
Risk-free interest rate	3.4-4.6%	5.3-6.5%	6.0%	2.2-4.0%	6.0%
Expected dividend yield	—	—	—	—	—
Expected life of option (in years)	3.5	3.5	5	1.25	1.25
Volatility	64-73%	64%	N/A	64-73%	64%

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock based awards to employees have characteristics significantly different from those of traded option, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards.

For the purposes of pro forma disclosures, the estimated fair value of the stock based awards is amortized to expense over the vesting period for options and the offering period for stock purchases under the Employee Stock Purchase Plan. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2001	2000	1999
Net loss—as reported	$(44,928)	$(20,823)	$(9,310)
Net loss—pro forma	$(49,085)	$(21,176)	$(9,330)
Basic and diluted net loss per share	$(0.97)	$(1.22)	$(1.76)
Basic and diluted net loss per share—pro forma	$(1.06)	$(1.24)	$(1.76)

Stockholder Rights Plan

On July 6, 2001, the Board of Directors adopted a Stockholder Rights Plan. The rights issued pursuant to the plan expire on July 6, 2011 and are exercisable ten days after a person or group either (a) announces the acquisition of 17.5 percent or more of the Company’s outstanding common stock or (b) commences a tender offer, which would result in ownership by the person or group of 17.5 percent or more of the Company’s outstanding common stock. Upon exercise, all rights holders except the potential acquiror will be entitled to acquire the Company’s common stock at a discount. Under certain circumstances, the company’s Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for the company’s common stock at an exchange ratio of one share of common stock per right. The company is entitled to redeem the rights at any time on or before the tenth day following acquisition by a person or group of 17.5 percent or more of the company’s common stock.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$18,500	$9,100
Capitalized research and development	550	600
Other	1,770	800

Total deferred tax assets	20,820	10,500
Valuation allowance for deferred tax assets	(20,820)	(10,500)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.3 million and $7.0 million during 2001 and 2000, respectively.

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $52.0 million and $15.5 million, respectively, which expire at various dates beginning in 2007 through 2021, if not utilized. The Company also had federal and state research and development tax credits of approximately $300,000 which expire at various dates beginning in 2018 through 2021, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
Revenue, net	$1,399	$83	$1,687	$998	$1,841	$1,101	$1,597	$973
Gross profit	$788	$47	$713	$423	$878	$456	$747	$288
Net loss attributable to common stockholders	$(4,918)	$(4,705)	$(20,990)	$(5,153)	$(8,934)	$(6,031)	$(10,086)	$(4,933)
Basic and diluted net loss per share	$(0.11)	$(0.71)	$(0.45)	$(0.65)	$(0.19)	$(0.62)	$(0.21)	$(0.11)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

The definitive proxy statement for our 2002 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

(1) Financial Statements

See Item 8 of this form 10-K

(2) Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description

2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (2).

3.3	Amended and Restated Certificate of Incorporation of the Company (1).

3.5	Amended and Restated Bylaws of the Company (1).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series B-1 Preferred Stock (1).

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock (1).

4.2	Second Amended and Restated Investors’ Rights Agreement (1).

4.3
Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (3).

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (1).

10.2	1998 Stock Option Plan (1).

Number		Description

10.3		2000 Stock Plan (1).

10.4		2000 Employee Stock Purchase Plan (1).

10.5		2000 Directors’ Stock Option Plan (1).

10.6	**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28,1999(1).

10.7	**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.8		Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (1).

10.9	**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (1).

10.10	**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (1).

10.11		Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (1).

10.12		Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (1).

10.13	**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (1).

10.17		Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (1).

10.18		Warrant issued to ALZA Corporation dated April 14, 2000 (1).

10.19		Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.20	**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (1).

10.21		Warrant issued to Silicon Valley Bank dated December 16, 1999 (1).

10.22		Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (1).

10.23	**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (1).

10.24	**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (1).

Number		Description

10.25	**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (5).

10.26		Lease between Sobrato Development Companies #850 and the Company (6).

10.27		Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (4).

10.28		Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (4).

21.1		Subsidiaries.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (see signature page of this Form 10-K).

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Registration Statement on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Registration Statement on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Registration Statement on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001, 2000 and 1999
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of the year
December 31, 2001
Allowance for doubtful accounts	$226	$37	$—	$263
December 31, 2000
Allowance for doubtful accounts	5	221	—	226
December 31, 1999
Allowance for doubtful accounts	—	5	—	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer
Date: March 28, 2002

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

Signature	Title	Date

/s/ JAMES E. BROWN	President, Chief Executive Officer	March 28, 2002

James E. Brown	and Director (Principal Executive Officer)

/s/ FELIX THEEUWES	Chairman and Chief Scientific	March 28, 2002

Felix Theeuwes	Officer

/s/ THOMAS A. SCHRECK	Chief Financial Officer and	March 28, 2002

Thomas A. Schreck	Director (Principal Financial and Accounting Officer)

/s/ JAMES R. BUTLER	Director	March 28, 2002

James R. Butler

/s/ JOHN L. DOYLE	Director	March 28, 2002

John L. Doyle

/s/ MATTHEW V. MCPHERRON	Director	March 28, 2002

Matthew V. McPherron

/s/ ARMAND NEUKERMANS	Director	March 28, 2002

Armand Neukermans

/s/ ALBERT L. ZESIGER	Director	March 28, 2002

Albert L. Zesiger