Form 10-Q
period 2002-03-31
DURECT CORP
filed 2002-05-13
CIK 1082038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-31615

DURECT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3297098 (I.R.S. Employer Identification No.)

10240 Bubb Road
Cupertino, California 95014
(Address of principal executive offices, including zip code)

(408) 777-1417
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2002, there were 48,751,903 shares of the registrant’s Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenue, net	$1,624	$1,399
Cost of goods sold(1)	779	611

Gross profit	845	788

Operating expenses:
Research and development	7,983	4,094
Research and development, related party	12	47
Selling, general and administrative	2,323	1,878
Amortization of intangible assets	335	274
Stock-based compensation(1)	569	935

Total operating expenses	11,222	7,228

Loss from operations	(10,377)	(6,440)

Other income (expense):
Interest income	711	1,584
Interest expense	(83)	(62)

Net other income	628	1,522

Net loss	$(9,749)	$(4,918)

Net loss per share, basic and diluted	$(0.20)	$(0.11)

Shares used in computing basic and diluted net loss per share	47,782	45,128

(1) Stock-based compensation related to the following:
Cost of goods sold	$29	$22
Research and development	394	680
Selling, general and administrative	175	255

	$598	$957

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,114	$12,596
Short-term investments	39,170	42,608
Accounts receivable, net	770	818
Inventories	1,676	1,864
Prepaid expenses and other current assets	1,961	2,325

Total current assets	59,691	60,211

Property and equipment, net	13,449	13,136
Goodwill	4,716	4,716
Intangible assets, net	5,127	5,462
Long-term investments	8,692	18,016
Restricted investments	3,376	3,402

Total assets	$95,051	$104,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,793	$2,003
Accrued liabilities	2,092	2,125
Accrued construction in progress	65	342
Contract research liability	693	580
Accrued liabilities, related party	17	15
Equipment financing obligations, current portion	413	523
Bonds payable, current portion	160	160

Total current liabilities	5,233	5,748

Equipment financing obligations, noncurrent portion	548	581
Bonds payable, noncurrent portion	1,415	1,415
Other long-term liabilities	177	151

Commitments and contingencies

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	189,466	189,396
Notes receivable from stockholders	(560)	(597)
Deferred compensation	(1,987)	(2,551)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	367	659
Accumulated deficit	(86,132)	(76,383)

Total stockholders’ equity	87,678	97,048

Total liabilities and stockholders’ equity	$95,051	$104,943

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(9,749)	$(4,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870	485
Noncash charges related to stock-based compensation	598	957
Changes in assets and liabilities:
Accounts receivable	48	300
Inventories	188	301
Prepaid expenses and other assets	364	(794)
Accounts payable	(210)	190
Accrued liabilities and other long-term liabilities	(284)	(27)
Accrued liabilities, related party	2	5
Contract research liability	113	858

Total adjustments	1,689	2,275

Net cash and cash equivalents used in operating activities	(8,060)	(2,643)

Cash flows from investing activities
Purchases of equipment	(834)	(1,449)
Purchases of investments	—	(40,783)
Proceeds from maturities of investments	12,496	45,820

Net cash and cash equivalents provided by investing activities	11,662	3,588

Cash flows from financing activities
Payments on equipment financing obligations	(157)	(92)
Net proceeds from notes receivable from stockholders	35	—
Net proceeds from issuances of common stock	38	7

Net cash and cash equivalents used in financing activities	(84)	(85)

Net increase in cash and cash equivalents	3,518	860
Cash and cash equivalents, beginning of the period	12,596	46,702

Cash and cash equivalents, end of the period	$16,114	$47,562

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$67	$48

Settlement of employee note receivable in exchange for unvested stock	$2	$—

See accompanying notes.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for chronic disorders that require continuous dosing. The Company’s lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company also has several products in various stages of research and development in the areas of pain, cardiovascular diseases, central nervous system disorders and asthma. In addition, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery of fluids to the inner ear which physicians have used in the treatment of ear disorders. The Company’s wholly owned subsidiary, Southern BioSystems, Inc. (SBS) conducts research and development of pharmaceutical products with the Company and with third party pharmaceutical and biotechnology company partners. Birmingham Polymers, Inc., a wholly owned subsidiary of SBS, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2002, the operating results for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials	$218	$174
Work in process	559	694
Finished Goods	899	996

Total inventories	$1,676	$1,864

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectability of the amounts owed is reasonably assured. Revenue on cost-plus-fee contracts, such as contract research and development revenue recognized by SBS, is recognized to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. All contracts have a ceiling price or contract value, and losses on contracts are recognized in the period in which the losses become known and estimable.

Comprehensive Loss

The Company has adopted Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income” (SFAS 130), which establishes standards for reporting comprehensive loss and its components in the financial statements. SFAS 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be included in other comprehensive income or loss. The Company’s comprehensive losses for the three months ended March 31, 2002 and 2001, were $10.0 million and $4.7 million, respectively, compared to its net losses of $9.7 million and $4.9 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement, during the period. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2001	2000
Net loss	$(9,749)	$(4,918)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	48,618	46,566
Less: weighted-average shares subject to repurchase	(836)	(1,438)

Weighted-average shares used in computing basic and diluted net loss per share	47,782	45,128

Basic and diluted net loss per share	$(0.20)	$(0.11)

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company adopted this statement during the first quarter of fiscal 2002 and it did not have a material effect on our operating results or financial position.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of goodwill amortization to be replaced with methods of periodically evaluating intangibles for impairment. In 2002, SFAS 142 became effective and as a result, the Company has ceased to amortize approximately $4.7 million of goodwill. Management is required to perform an initial impairment review of the Company’s goodwill and intangible assets in 2002 and an annual impairment review thereafter. The initial review will be completed during the second quarter of 2002. However, there can be no assurance that at the time the initial review or other periodic reviews are completed, a material impairment charge will not be recorded. See Note 2 for additional details regarding the Company’s goodwill and intangible assets.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company’s operating results or financial position.

Note 2.    Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2001
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(715)	$2,725
Patents	410	(132)	278
Other intangibles	3,260	(801)	2,459

Total	$7,110	$(1,648)	$5,462

Intangible assets subject to amortization at December 31, 2001 totaled $5.5 million, which we expect will be amortized as follows: $1.3 million for each of the years 2002 and 2003, $1.2 million for each of the years 2004 and 2005, and $393,000 for the year 2006.

The Company had goodwill and assembled workforce of $4.7 million at December 31, 2001. The Company adopted SFAS 142 beginning January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Consistent with the implementation of SFAS 142, the Company ceased to amortize goodwill effective January 1, 2002. In accordance with SFAS 142, the Company will assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following table adjusts the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the period ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(9,749)	$(4,918)
Plus FAS 142 adjustments:
Goodwill amortization	—	79

Assembled workforce amortization	—	28

Adjusted net loss	$(9,749)	$(4,811)

Adjusted net loss per share	$(0.20)	$(0.11)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believes,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right place in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases, central nervous system disorders and asthma.

Our lead product in development is the CHRONOGESIC (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson and Johnson, to develop and commercialize products in selected fields. We successfully completed a Phase II clinical trial for the CHRONOGESIC product in June 2001. In 2001, we also concluded a pilot Phase III clinical trial and a pharmacokinetic trial, and we completed the construction of a pilot manufacturing facility that will be used to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if it is approved by the FDA for commercialization. In the first quarter of 2002, we announced positive results of our pilot Phase III clinical trial and prepared clinical supplies to be used in our pivotal Phase III clinical trials of the CHRONOGESIC product. We anticipate that we will commence pivotal Phase III clinical trials for the CHRONOGESIC product in mid-2002.

In the first quarter of 2002, we also continued to research and develop other products for the chronic disease areas we are targeting using technologies we acquired from Southern BioSystems, Inc. (SBS) in April 2001. Through SBS, we continue to explore product opportunities based on three proprietary drug delivery platforms: the SABER delivery system, the MICRODUR biodegradable microparticulate system, and the DURIN biodegradable implant system. In March 2002, we announced a collaboration agreement with Cardinal Health to research and develop long acting oral soft gelatin-capsule products using our SABER Delivery System. In April 2002, we filed an investigational new drug application (IND) with the FDA to investigate the delivery of cromolyn sodium for the treatment of asthma and allergic rhinitis using one of our biodegradable drug delivery platforms. Additionally, we continued to research and develop other potential products based on the DUROS system through the first quarter of 2002.

We currently generate revenue from the sale of ALZET osmotic pumps for animal research use, IntraEAR catheters, which have been used by physicians to treat inner ear disorders, and biodegradable polymers, which are used by our customers as raw materials in their pharmaceutical and medical products. To a lesser extent, we also perform contract research and development services for certain partners. However, because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines or contract research and development services.

Since our inception in 1998, we have had a history of operating losses. At March 31, 2002, we had an accumulated deficit of $86.1 million and our net losses were $9.7 million and $4.9 million for the three months ended March 31, 2002 and 2001, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the future as we continue to expand our clinical trial and research and development activities. To support our research and development activities, we expect to increase our general and administrative expenses. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur significant losses and negative cash flow from operations for the foreseeable future.

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

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized to expense over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. We recorded a charge for acquired in-process research and development of $14.0 million during the year ended December 31, 2001, resulting from the acquisition of SBS in April 2001 that represents the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions in general. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

As of January 1, 2002, goodwill is not amortized to expense but rather periodically assessed for impairment (see Recent Accounting Pronouncements). The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows we expect to be generated by the acquired assets. We are also required to estimate the useful life of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased to amortize approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the initial review or other periodic reviews are completed, a material impairment charge will not be recorded.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in Item 8 of our Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

Three months ended March 31, 2002 and 2001

Revenue.    Net revenues were $1.6 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Sales for the three months ended March 31, 2002 resulted primarily from the ALZET product line and to a lesser extent from sales of SBS’s biodegradable polymer products and contract research and development services. In the corresponding period in 2001, our sales were derived solely from our ALZET and ear catheter products. In the near future, we do not intend to significantly increase our efforts to sell and market our existing product and service lines and as such do not anticipate that revenues from them will increase significantly.

Cost of goods sold.    Cost of goods sold was $779,000 or 48% of revenues and $611,000 or 44% of revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in cost of goods sold as a percentage of revenues was attributable to the addition of the relatively higher cost SBS products and services. We expect cost of goods sold as a percentage of revenue to be comparable in the future.

Research and Development.    Research and development expenses were $8.0 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily attributable to expanded research and development activities, especially related to preparation for our pivotal Phase III clinical trials for our lead product, CHRONOGESIC. The increase was also attributable to continued investments in the research and development of other pharmaceutical systems and the hiring of additional research and development personnel. As of March 31, 2002, we had 90 research and development employees compared with 46 as of the corresponding date in 2001. We expect research and development expenses to continue to increase as we begin pivotal Phase III clinical trials for CHRONOGESIC, continue to hire research and development personnel and continue to research and develop other products.

In addition, we expect research and development expenses to continue to increase in order to meet minimum product funding requirements under our license agreement with ALZA. To maintain our rights under this agreement, we must spend minimum amounts each year on product development, with the amount and duration of funding in each field varying over time. For our CHRONOGESIC product currently in development, we are required to fund at least $3.0 million per year until the time of commercialization. We are required to fund minimum amounts towards other DUROS-based product development efforts as well. The future minimum annual product funding requirements for all fields of use are as follows:

(in thousands)
Year ended December 31,
2002	$13,000
2003	14,000
2004*	17,000

Total minimum funding required	$44,000

*	Funding requirements after 2004 are to be mutually agreed upon by us and ALZA.

Selling, General and Administrative.    Selling, general and administrative expenses were $2.3 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to the expansion of corporate infrastructure to support the growth in all areas of our business. As of March 31, 2002, we had 42 sales and administrative personnel compared with 24 as of the corresponding date in 2001. In the future, we expect general and administrative expenses to increase in order to support our growth in research and development activities.

Amortization of intangible assets.    In connection with our acquisitions of SBS, IntraEAR, Inc. and the ALZET product line, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce, in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets increased to $335,000 for the three months ended March 31, 2002 from $274,000 for the corresponding period in 2001, primarily due to the inclusion of intangibles amortization resulting from our acquisition of SBS in April 2001.

Goodwill and assembled workforce, which was reclassified to goodwill, was $4.7 million as of March 31, 2002. The remaining other intangible assets at March 31, 2002 was $5.1 million, which will be amortized as follows: $1.0 million for the nine months ending December 31, 2002, $1.3 million for the year ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may amortize them on an accelerated schedule or write them off.

Stock-Based Compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.1 million in connection with stock options granted to employees and directors. Of this amount, we have amortized $9.1 million through March 31, 2002. For the three months ended March 31, 2002, we recorded $557,000 of stock-based compensation, compared with $855,000 for the corresponding period of 2001. Of these amounts, employee stock compensation related to the following: cost of goods sold of $29,000 for the three months ended March 31, 2002, and $22,000 for the corresponding period in 2001; research and development expenses of $356,000 for the three months ended March 31, 2002 and $591,000 in the corresponding period in 2001; and selling, general and administrative expenses of $172,000 in the three months ended March 31, 2002 and $242,000 in the corresponding period of 2001.

Non-employee stock compensation related to research and development expenses was $38,000 for the three months ended March 31, 2002 and $89,000 for the corresponding period of 2001. Non-employee stock compensation related to selling, general and administrative expenses was $3,000 for the three months ended March 31, 2002 and $13,000 for the corresponding period in 2001. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at March 31, 2002 was $2.0 million, which will be amortized as follows: $1.1 million for the nine months ending December 31, 2002, $722,000 for the year ending December 31, 2003, $108,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Other Income (Expense).    Interest income decreased to $711,000 for the three months ended March 31, 2002, from $1.6 million for the corresponding period in 2001. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $83,000 for the three months ended March 31, 2002, and $62,000 for the corresponding period in 2001. The increase in interest expense was primarily due to increased debt obligations following the assumption of SBS’ industrial development bonds in connection with our April 2001 acquisition of SBS.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. We had cash, cash equivalents, and investments totaling $67.4 million at March 31, 2002 compared to $76.6 million at December 31, 2001. This includes $3.4 million of interest-bearing marketable securities classified as restricted investments on our balance sheet. The decrease in cash, cash equivalents and investments during the first quarter of 2002 was primarily the result of ongoing operating and capital expenditures.

We used $8.1 million of cash for operations for the three months ended March 31, 2002 compared to $2.6 million for the corresponding period in 2001. The cash used for operations was primarily to fund operations as well as our working capital requirements.

We received $11.7 million of cash from investing activities for the three months ended March 31, 2002 compared to $3.6 million for the corresponding period in 2001. The increase in receipts of investing cash was primarily due to an increase in proceeds from maturities of investments, net of investment purchases, and to a lesser extent a decrease in purchases of plant and equipment.

We used $84,000 of cash in financing activities for the three months ended March 31, 2002 compared to $85,000 for the corresponding period in 2001. These uses of cash were primarily due to payments on equipment financings and other debt obligations, offset by proceeds from repayments of notes receivable from stockholders and issuances of common stock due to exercises of employee stock options.

We anticipate that cash used in operating and investing activities will increase significantly in the future as we research, develop, and manufacture our products, and, as discussed above, meet our product funding requirements under our agreement with ALZA. The amount and timing of these capital expenditures will depend on the success of clinical trials for our products.

We believe that our existing cash, cash equivalents and investments will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years. Accordingly, we may be required to raise additional capital through a variety of sources, including:

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have selected the drug dosages and have completed the product design of our lead product, CHRONOGESIC, although the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required animal studies and clinical trials for our pharmaceutical systems.” We have not, however, selected the drug dosages nor finalized the product design of any other pharmaceutical system, and we may not be able to complete the design of any additional products. We are continuing testing and development of our products and may explore possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required animal studies and clinical trials for our pharmaceutical systems

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of March 31, 2002, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for our lead product, CHRONOGESIC. We are currently in the pre-clinical or research stages with respect to all our other products under development. We plan to continue extensive and costly clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include pivotal Phase III trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which could delay commercialization of such products.

We anticipate that we will commence our pivotal Phase III trials of our intended first product, CHRONOGESIC, in mid-2002, and we expect these trials to include at least 1,000 patients. The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary to support regulatory approval for the products for which they were conducted. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our products in the U.S or abroad. Before receiving clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

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

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we do not achieve compliance for the products we manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our products.

We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience

We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture of our DUROS-based pharmaceutical systems is a complex process. Although we have completed development of the manufacturing process for our CHRONOGESIC product, we continue to consider ways to optimize our manufacturing process and to explore possible changes to increase efficiencies and lower costs. We have not yet completed development of the manufacturing process for any products other than CHRONOGESIC. If we fail to develop manufacturing processes to permit us to manufacture a product at an acceptable cost, then we may not be able to commercialize that product.

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III clinical trials and commercial launch of our CHRONOGESIC product and for clinical trials of our spinal opiate product as well as other products on a pilot scale. As of April 30, 2002, we have completed validating and qualifying our manufacturing facility, and it is now ready for production.

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

If we are unable to manufacture product in a timely manner or at an acceptable cost and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We may also choose to subcontract with third party contractors to perform the final manufacturing steps of our DUROS-based pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system without approval from ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

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

To complete the development and commercialization of pharmaceutical systems containing drugs to which we do not have commercial rights, we will be required to obtain rights to those drugs. We may not be able to do this at an acceptable cost, if at all. If we are not able to obtain required rights to commercialize certain drugs, we may not be able to complete the development of pharmaceutical systems which require use of those drugs. This could result in the cessation of certain development projects and the potential write-off of certain assets.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2002, had an accumulated deficit of approximately $86.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, or relinquish to ALZA rights to develop DUROS products in certain fields, resulting in loss of sales, increased costs, and reduced revenues.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of March 31, 2002, we held four issued U.S. patents and two issued foreign patent. In addition, we have 24 pending U.S. patent applications and have filed 16 patent applications under the Patent Cooperation Treaty, from which 24 national phase applications are currently pending in Europe, Australia and Canada. As of March 31, 2002, our subsidiary SBS held 4 issued U.S. patents, 1 issued foreign patent and 5 pending U.S. patent applications and has filed 5 patent applications under the Patent Cooperation Treaty. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on MDS Pharma, Inc. to perform blood plasma assays in connection with our clinical trials for CHRONOGESIC, Nelson Laboratories, Inc. to perform quality control services related to components of our DUROS-based pharmaceutical systems, and Da / Pro Rubber Inc. to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on Chesapeake Biological Labs, Inc. to perform the final manufacturing steps of our CHRONOGESIC product, and we may choose to rely on a third party manufacturer again. See “We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as future deferred compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective and as a result, we ceased to amortize approximately $4.7 million of goodwill and assembled workforce on December 31, 2001. However, we will continue to incur non-cash charges related to amortization of other intangible assets. We will be required to perform periodic impairment reviews of our goodwill beginning in 2002. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the initial impairment review is completed a material impairment charge will not be recorded. If this initial review or future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

To date, we have recorded deferred compensation expenses related to stock options grants, including stock options assumed in our acquisition of SBS, which will be amortized through 2006. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on sales of our products and which will also adversely impact or delay our profitability.

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

We may not successfully manage our growth

Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage such growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we were unable to manage growth effectively our business would be harmed.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending March 31, 2002, was 126,825 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2002, approximately 82% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 24% of our investment portfolio matures less than 90 days from the date of purchase.

In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate. The average interest rates were 6.00% and 9.65% during the three months ended March 31, 2002 and March 31, 2001, respectively. At March 31, 2002 and March 31, 2001, the Company had loans outstanding in the amounts of $22,000 and $156,000, respectively.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2002 by year of maturity (dollars in thousands):

	2002	2003	Total
Cash equivalents:
Fixed rate	$4,192	—	$4,192
Average fixed rate	1.82%	—	1.82%
Variable rate	$11,985	—	$11,985
Average variable rate	2.00%	—	2.00%
Short-term investments:
Fixed rate	$26,445	$6,225	$32,670
Average fixed rate	4.99%	5.52%	5.09%
Variable rate	$6,500	—	$6,500
Average variable rate	2.01%	—	2.01%
Long-term investments:
Fixed rate	$—	$12,068	$12,068
Average fixed rate	—	4.75%	4.75%

Total investment securities	$49,122	$18,293	$67,415

Average rate	3.60%	5.01%	3.98%

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.    Changes in Securities and Use of Proceeds

On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84.0 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of March 31, 2002, we used $47.9 million for development expenses related to our products including the allocation of certain general and administrative costs, and $7.9 million for the construction of our new manufacturing facility. We invested the remainder of the net proceeds in investment grade securities.

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

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits: None

(b) Durect filed a report on Form 8-K on January 11, 2002 regarding the expiration of Johnson & Johnson’s right to exclusively negotiate with the Company for commercialization rights to CHRONOGESIC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ Thomas A. Schreck
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2002

By:	/s/ Jian Li
Jian Li Controller

Date: May 13, 2002