Form 10-Q
period 2002-06-30
DURECT CORP
filed 2002-08-13
CIK 1082038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of July 31, 2002, there were 48,785,795 shares of the registrant’s Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue, net	$1,772	$1,687	$3,396	$3,086
Cost of goods sold(1)	785	974	1,564	1,585

Gross profit	987	713	1,832	1,501

Operating expenses:
Research and development	8,178	5,333	16,173	9,474
Selling, general and administrative	2,441	2,157	4,764	4,035
Amortization of intangible assets	335	461	670	735
Stock-based compensation(1)	468	919	1,037	1,854
Acquired in-process research and development	—	14,030	—	14,030

Total operating expenses	11,422	22,900	22,644	30,128

Loss from operations	(10,435)	(22,187)	(20,812)	(28,627)

Other income (expense):
Interest income	598	1,281	1,309	2,864
Interest expense	(78)	(84)	(161)	(145)

Net other income	520	1,197	1,148	2,719

Net loss	$(9,915)	$(20,990)	$(19,664)	$(25,908)

Net loss per share, basic and diluted	$(0.21)	$(0.45)	$(0.41)	$(0.57)

Shares used in computing basic and diluted net loss per share	48,076	46,325	47,929	45,726

(1) Stock-based compensation related to the following:
Cost of goods sold	$17	$65	$46	$87
Research and development	330	613	724	1,294
Selling, general and administrative	138	306	313	560

	$485	$984	$1,083	$1,941

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,376	$12,596
Short-term investments	45,563	42,608
Accounts receivable, net	893	818
Inventories	1,551	1,864
Prepaid expenses and other current assets	1,945	2,325

Total current assets	57,328	60,211

Property and equipment, net	12,886	13,136
Goodwill	4,716	4,716
Intangible assets, net	4,791	5,462
Long-term investments	2,627	18,016
Restricted investments	2,870	3,402

Total assets	$85,218	$104,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$759	$2,003
Accrued liabilities	2,162	2,140
Accrued construction in progress	—	342
Contract research liability	1,219	580
Equipment financing obligations, current portion	505	523
Bonds payable, current portion	160	160

Total current liabilities	4,805	5,748

Equipment financing obligations, noncurrent portion	319	581
Bonds payable, noncurrent portion	1,415	1,415
Other long-term liabilities	198	151

Commitments and contingencies

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	189,713	189,396
Notes receivable from stockholders	(527)	(597)
Deferred compensation	(1,448)	(2,551)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	266	659
Accumulated deficit	(96,047)	(76,383)

Total stockholders’ equity	78,481	97,048

Total liabilities and stockholders’ equity	$85,218	$104,943

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(19,664)	$(25,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,955	1,275
Non-cash charges related to stock-based compensation	1,083	1,941
Acquired in-process research and development	—	14,030
Changes in assets and liabilities:
Accounts receivable	(75)	673
Inventories	313	592
Prepaid expenses and other assets	380	(888)
Accounts payable	(1,244)	308
Accrued liabilities and other long-term liabilities	(273)	(180)
Contract research liability	639	373

Total adjustments	2,778	18,124

Net cash and cash equivalents used in operating activities	(16,886)	(7,784)

Cash flows from investing activities
Purchases of property and equipment	(1,007)	(3,860)
Purchases of available-for-sale securities	(6,031)	(49,122)
Proceeds from maturities of available-for-sale securities	18,604	50,202
Net payment for acquisition of SBS	—	(450)

Net cash and cash equivalents provided by (used in) investing activities	11,566	(3,230)

Cash flows from financing activities
Payments on equipment financing obligations	(307)	(303)
Net proceeds from issuance of common stock	362	218
Net proceeds from notes receivable from stockholders	45	20

Net cash and cash equivalents provided by (used in) financing activities	100	(65)

Net decrease in cash and cash equivalents	(5,220)	(11,079)
Cash and cash equivalents, beginning of the period	12,596	46,702

Cash and cash equivalents, end of the period	$7,376	$35,623

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$126	$112

Settlement of employee notes receivable in exchange for unvested stock	$25	$—

Issuance of stock, stock options and warrants for acquisition of SBS	$—	$22,716

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002, the operating results for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

Inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$188	$174
Work in process	420	694
Finished goods	943	996

Total inventories	$1,551	$1,864

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured. Revenue on cost-plus-fee contracts, such as contract research and development revenue recorded by SBS, is recognized to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. All contracts have a ceiling price or contract value, and losses on contracts are recognized in the period in which the losses become known and estimable.

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in other comprehensive income or loss. The Company’s comprehensive losses for the three months ended June 30, 2002 and 2001 were $10.0 million and $20.9 million, respectively, compared to its net losses of $9.9 million and $21.0 million, respectively. The Company’s comprehensive losses for the six months ended June 30, 2002 and 2001 were $20.1 million and $25.6 million respectively, compared to its net losses of $19.7 million and $25.9 million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase, during the period. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(9,915)	$(20,990)	$(19,664)	$(25,908)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	48,747	47,525	48,682	47,045
Less: weighted-average shares subject to repurchase	(671)	(1,200)	(753)	(1,319)

Weighted-average shares used in computing basic and diluted net loss per share	48,076	46,325	47,929	45,726

Basic and diluted net loss per share	$(0.21)	$(0.45)	$(0.41)	$(0.57)

The computation of diluted net loss per share for the three and six months ended June 30, 2002 excludes the impact of options to purchase 4.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 634,000 shares of common stock subject to repurchase, at June 30, 2002, as such impact would be antidilutive.

The computation of diluted net loss per share for the three and six months ended June 30, 2001 excludes the impact of options to purchase 3.3 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 1.2 million shares of common stock subject to repurchase, at June 30, 2001, as such impact would be antidilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company adopted this statement during the first quarter of fiscal 2002 and it did not have a material effect on our operating results or financial position.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill and indefinite lived intangible assets, including the elimination of goodwill amortization to be replaced with a periodic evaluation for impairment. In 2002, SFAS 142 became effective and as a result, the Company has ceased to amortize approximately $4.7 million of goodwill. Management is required to perform an initial impairment review of the Company’s goodwill and intangible assets in 2002 and an annual impairment review thereafter. The initial review was completed during the second quarter of 2002. The Company concluded that goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was recognized. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded. See Note 2 for additional details regarding the Company’s goodwill and intangible assets.

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

Note 2.    Goodwill and Intangible Assets

The Company had goodwill and assembled workforce of $4.7 million at December 31, 2001. The Company adopted SFAS 142 beginning January 1, 2002 and reclassified $855,000 to goodwill which was previously allocated to assembled workforce. Consistent with the implementation of SFAS 142, the Company ceased to amortize goodwill effective January 1, 2002. In accordance with SFAS 142, the Company will assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the three and six months ended June 30, 2001 and during the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(9,915)	$(20,990)	$(19,664)	$(25,908)
Plus FAS 142 adjustments:
Goodwill amortization	—	123	—	203
Assembled workforce amortization	—	59	—	87

Adjusted net loss	$(9,915)	$(20,808)	$(19,664)	$(25,618)

Adjusted net loss per share	$(0.21)	$(0.45)	$(0.41)	$(0.56)

	Year Ended December 31,
	2001	2000	1999
Reported net loss attributable to common stockholders	$(44,928)	$(20,823)	$(9,310)
Plus FAS 142 adjustments:
Goodwill amortization	493	250	38
Assembled workforce amortization	236	91	8

Adjusted net loss attributable to common stockholders	$(44,199)	$(20,482)	$(9,264)

Adjusted net loss per share	$(0.95)	$(1.16)	$(1.75)

Note 3.    Restricted Investments

In April 2002, the Company reduced from $1.0 million to $800,000 the amount of a letter of credit to secure a lease for corporate office space in Cupertino, California. Pursuant to the lease agreement, the letter of credit may be reduced by $200,000 annually provided timely rental payments are made.

Note 4.    Stockholders’ Equity

On April 30, 2002, 143,153 shares of common stock held in an escrow account in connection with the acquisition of SBS were released from the escrow account and delivered to SBS shareholders pursuant to the merger agreement.

At the Company’s annual shareholders meeting in June 2002, the shareholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believes,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Our lead product in development is the CHRONOGESIC™ (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson and Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of a pilot manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if it is approved by the FDA.

In the first six months of 2002, we announced positive results of our pilot Phase III clinical trial, prepared for our pivotal Phase III clinical trials, validated our aseptic manufacturing facility and used the facility to manufacture the clinical supplies for our first Phase III clinical trial. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. Additionally, in 2002, we continued to conduct animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the US and abroad. We also continued to research and develop other potential products based on the DUROS system.

We also research and develop other products for the chronic disease areas we are targeting using technologies we acquired through the acquisition of Southern BioSystems, Inc. (SBS) in April 2001. Through SBS, we continue to explore product opportunities based on three proprietary drug delivery platforms: the SABER™ delivery system, the MICRODUR™ biodegradable microparticulate system, and the DURIN™ biodegradable implant system. In March 2002, we announced a collaboration agreement with Cardinal Health to research and develop long acting oral soft gelatin-capsule products using our SABER Delivery System. In April 2002, we filed an investigational new drug application (IND) with the FDA to investigate the delivery of cromolyn sodium for the treatment of asthma. This IND was filed in connection with our efforts to develop a product to treat asthma and allergic rhinitis using one of our biodegradable drug delivery platforms and we initiated patient enrollment in a Phase I clinical study in July 2002.

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

Since our inception in 1998, we have had a history of operating losses. At June 30, 2002, we had an accumulated deficit of $96.0 million and our net losses were $19.7 million and $25.9 million for the six months ended June 30, 2002 and 2001, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. Net losses in 2001 also included the write-off of $14.0 million of in-process research and development acquired in our April 2001 acquisition of SBS. We expect our research and development expenses to increase in the future as we continue to expand our clinical trials and research and development activities. To support our research and development activities, we expect to increase our general and administrative expenses. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur significant losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, and accrued liabilities. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured. Incorrect assumptions at the time of sale about our customers’ ability to pay could result in an overstatement of revenue. Revenue on cost-plus-fee contracts is recognized to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. All contracts have a ceiling price or contract value, and losses on contracts are recognized in the period in which the losses become known and estimable. Incorrect estimates could result in greater or lesser losses being recorded.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized to expense over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. We recorded a charge for acquired in-process research and development of $14.0 million during the year ended December 31, 2001, resulting from the acquisition of SBS in April 2001. This amount represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions in general. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the Commission’s rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

As of January 1, 2002, goodwill is not amortized to expense but rather periodically assessed for impairment (see Recent Accounting Pronouncements). The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows we expect to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill or enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The amount of any impairment charge is significantly impacted by and highly dependent upon assumptions as to future cash flows and the appropriate discount rate. Management believes that the discount rate used in this analysis is reasonable in light of currently available information. The use of different assumptions or discount rates could result in a materially different impairment charge.

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased to amortize approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was necessary. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

Accrued Liabilities

We incur significant costs associated with third party consultants and organizations for clinical trials, engineering, validation, testing, and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on managements’ estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in Item 8 of our Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations

Three and six months ended June 30, 2002 and 2001

Revenue.    Net revenues increased to $1.8 million and $3.4 million for the three and six months ended June 30, 2002, respectively, from $1.7 million and $3.1 million for the corresponding periods in 2001. Sales for the three and six months ended June 30, 2002 resulted primarily from the ALZET product line and to a lesser extent from sales of IntraEAR catheters, SBS’s biodegradable polymer products and contract research and development services which were included in our operating results following the acquisition of SBS in April 2001. In the near future, we do not intend to significantly increase our efforts to sell and market our existing product and service lines and as such do not anticipate that revenues from them will increase significantly.

Cost of goods sold.    Cost of goods sold was $785,000 and $1.6 million for the three and six months ended June 30, 2002, respectively, and $974,000 and $1.6 million for the corresponding periods in 2001. Cost of goods sold as a percentage of net revenue was 44% and 46% of revenues for the three and six months ended June 30, 2002, respectively, and 58% and 51% of revenues for the corresponding periods in 2001. The decreases in cost of goods sold as a percentage of revenues were primarily attributable to manufacturing efficiencies achieved in our Alzet product line. As of June 30, 2002, we had 21 employees in manufacturing compared with 21 as of the corresponding date in 2001. We expect cost of goods sold as a percentage of revenue to be comparable in the future.

Research and Development.    Research and development expenses were $8.2 million and $16.2 million for the three and six months ended June 30, 2002, respectively, and $5.3 million and $9.5 million for the corresponding periods in 2001. The increase was primarily attributable to expanded research and development activities, especially related to preparation and initiation of our first pivotal Phase III clinical trial and continuing animal toxicological studies for our lead product, CHRONOGESIC. The increase was also attributable to continued investments in the research and development of other pharmaceutical systems based on our SABER and DURIN technologies and the hiring of additional research and development personnel. As of June 30, 2002, we had 94 research and development employees compared with 62 as of the corresponding date in 2001. We expect research and development expenses to continue to increase as we proceed with pivotal Phase III clinical trials for CHRONOGESIC, continue to hire research and development personnel and continue to research and develop other products using our proprietary drug delivery platform technologies.

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

Selling, General and Administrative.    Selling, general and administrative expenses were $2.4 million and $4.8 million for the three and six months ended June 30, 2002, respectively, and $2.2 million and $4.0 million for the corresponding periods in 2001. The increase was primarily due to higher market research and patent expenses in the first six months of 2002 and the inclusion of selling, general and administrative expenses of SBS for the entire six months period. As of June 30, 2002, we had 41 sales, general and administrative personnel compared with 44 as of the corresponding date in 2001. In the future, we expect general and administrative expenses to increase in order to support our growth in research and development activities.

Amortization of intangible assets.    In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce, in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets decreased to $335,000 and $670,000 for the three and six months ended June 30, 2002, respectively, from $461,000 and $735,000 for the corresponding periods in 2001, primarily due to our ceasing to amortize goodwill and assembled workforce in 2002.

As of January 1, 2002, assembled workforce of $855,000 was reclassified to goodwill. Goodwill, including the reclassified assembled workforce, was $4.7 million as of June 30, 2002. The remaining other intangible assets at June 30, 2002 was $4.8 million, which will be amortized as follows: $670,000 for the six months ending December 31, 2002, $1.3 million for the year ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may amortize them on an accelerated schedule or write them off.

Stock-Based Compensation.    As of June 30, 2002, aggregate deferred compensation recorded in connection with stock options granted to employees and directors was $11.0 million. Of this amount, we have amortized $9.5 million through June 30, 2002. For the three and six months ended June 30, 2002, we recorded $485,000 and $1.1 million of stock-based compensation, respectively, compared with $984,000 and $1.9 million for the corresponding periods of 2001. Of these amounts, employee stock compensation related to the following: cost of goods sold of $17,000 and $46,000 for the three and six months ended June 30, 2002, respectively, and $65,000 and $87,000 for the corresponding periods in 2001; research and development expenses of $237,000 and $592,000 for the three and six months ended June 30, 2002, respectively, and $493,000 and $1.1 million in the corresponding periods in 2001; and selling, general and administrative expenses of $138,000 and $310,000 in the three and six months ended June 30, 2002, respectively, and $280,000 and $522,000 in the corresponding periods of 2001.

Non-employee stock compensation related to research and development expenses was $93,000 and $132,000 for the three and six months ended June 30, 2002 and $120,000 and $210,000 for the corresponding periods of 2001. Non-employee stock compensation related to selling, general and administrative expenses was none and $3,000 for the three and six months ended June 30, 2002 and $26,000 and $38,000 for the corresponding periods in 2001. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at June 30, 2002 was $1.4 million, which will be amortized as follows: $652,000 for the six months ending December 31, 2002, $668,000 for the year ending December 31, 2003, $108,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Acquired in-process research and development.    Acquired in-process research and development was none for the three and six months ended June 30, 2002, and $14.0 million for the corresponding periods in 2001. This write off resulted from the acquisition of SBS in April 2001 and represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use.

Other Income (Expense).    Interest income decreased to $598,000 and $1.3 million for the three and six months ended June 30, 2002, respectively, from $1.3 million and $2.9 million for each of the corresponding periods in 2001. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $78,000 and $161,000 for the three and six months ended June 30, 2002, respectively, and $84,000 and $145,000 for the corresponding periods in 2001. The decrease in interest expense for the three months ended June 30, 2002 compared to the same period in 2001 was primarily due to the reduction in overall debt obligations of the company as principal is repaid. The increase in interest expense for the six months ended June 30, 2002 was due to the inclusion of six months of interest expense in 2002 on the bonds assumed from our April 2001 acquisition of SBS.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. We had cash, cash equivalents, and investments totaling $58.4 million at June 30, 2002 compared to $76.6 million at December 31, 2001. This includes $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2002 was primarily the result of ongoing operating and capital expenditures.

We used $16.9 million of cash for operations for the six months ended June 30, 2002 compared to $7.8 million for the corresponding period in 2001. The cash used for operations was primarily to fund operations as well as to meet our working capital requirements.

We received $11.6 million of cash from investing activities for the six months ended June 30, 2002 compared to a use of $3.2 million for the corresponding period in 2001. The increase in receipts of cash was primarily due to an increase in proceeds from maturities of investments, net of investment purchases, partially offset by purchases of plant and equipment.

We received $100,000 of cash in financing activities for the six months ended June 30, 2002 compared to a use of $65,000 for the corresponding period in 2001. The increase in cash received was primarily due to proceeds from issuances of common stock under our employee stock purchase plan and exercises of employee stock options, partially offset by payments on equipment financings and other debt obligations.

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

	Year ended December 31,
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

We believe that our existing cash, cash equivalents and investments will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years. Accordingly, we may be required to raise additional capital through a variety of sources, including:

•	public or private equity financing;

•	collaborative arrangements; and

•	public or private debt.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have selected the drug dosages and have completed the system design of our lead product, CHRONOGESIC, although the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We have not, however, selected the drug dosages nor finalized the system design of any other pharmaceutical system, and we may not be able to complete the design of any additional products. We are continuing testing and development of our products and may explore possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of June 30, 2002, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include pivotal Phase III trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III trial of our intended first product, CHRONOGESIC, in June 2002, and we expect our pivotal Phase III trails collectively to include over 900 patients. The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary to support regulatory approval for the products for which they were conducted. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III clinical trials and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of June 30, 2002, we have completed validating and qualifying our manufacturing facility, and we have successfully produced enough supplies to initiate our first pivotal Phase III clinical trial.

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

If we are unable to manufacture product in a timely manner or at an acceptable cost and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We may also choose to subcontract with third party contractors to perform manufacturing steps of our DUROS-based pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system without approval from ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

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

ALZA has the right to terminate the agreement in the event that we breach a material obligation under the agreement and do not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if at any time prior to July 2006, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2002, had an accumulated deficit of approximately $96.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2002, we held five issued U.S. patents and three issued foreign patents. In addition, we have 30 pending U.S. patent applications and have filed 20 patent applications under the Patent Cooperation Treaty, from which 24 national phase applications are currently pending in Europe, Australia and Canada. As of June 30, 2002, our subsidiary SBS held 4 issued U.S. patents, 2 issued foreign patent and 5 pending U.S. patent applications and has filed 6 patent applications under the Patent Cooperation Treaty. Our patents expire at various dates starting in the year 2012. To maintain the license rights to ALZA intellectual property granted to us under our development and commercialization agreement with ALZA, we must meet annual minimum development spending requirements and fund development of a minimum number of products. If we do not meet these diligence requirements, we may lose rights to one or more of our licensed fields. Also, under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as future deferred compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective and as a result, we ceased to amortize approximately $4.7 million of goodwill and assembled workforce on January 1, 2002.

However, we will continue to incur non-cash charges related to amortization of other intangible assets. We will be required to perform periodic impairment reviews of our goodwill beginning in 2002. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was recognized. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

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

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $10 million annual aggregate limit in connection with clinical trials and commercial sales of our products, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical systems. A product liability claim could also significantly harm our reputation and delay market acceptance of our products.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending June 30, 2002, was 67,684 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2002, approximately 90% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 12% of our investment portfolio matures less than 90 days from the date of purchase.

In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate that was paid in full during May 2002. The average interest rates were 6.00% and 8.26% during the three months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the Company had variable interest rate loans outstanding in the amounts of none and $122,000, respectively.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2002 by year of maturity (dollars in thousands):

	2002	2003	Total
Cash equivalents:
Fixed rate	$3,318	—	$3,318
Average fixed rate	1.79%	—	1.79%
Variable rate	$3,395	—	$3,395
Average variable rate	1.50%	—	1.50%
Short-term investments:
Fixed rate	$21,218	$13,545	$34,763
Average fixed rate	4.56%	4.69%	4.61%
Variable rate	$10,800	—	$10,800
Average variable rate	1.98%	—	1.98%
Long-term investments:
Fixed rate	—	$5,497	$5,497
Average fixed rate	—	4.75%	4.75%

Total investment securities	$38,731	$19,042	$57,773

Average rate	3.34%	4.04%	3.57%

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.    Changes in Securities and Use of Proceeds

On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84.0 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of June 30, 2002, we used $58.1 million for development expenses related to our products including the allocation of certain general and administrative costs, and $8.2 million for the construction and validation of our new manufacturing facilities and manufacturing equipment. We invested the remainder of the net proceeds in investment grade securities.

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

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 5, 2002, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2005:

James R. Butler	(37,978,253 votes for, 240,891 votes withheld)
Matthew V. McPherron	(37,873,643 votes for, 345,501 votes withheld)
Thomas A. Schreck	(32,264,373 votes for, 5,954,771 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•
Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 (37,991,372 votes in favor, 165,386 votes opposed, 62,386 votes abstaining).

•
Approval of an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000 (37,233,582 votes in favor, 531,943 votes opposed, 453,619 votes abstaining).

ITEM 5.    Other Information

In the second quarter of 2002, James E. Brown, our Chief Executive Officer, Thomas A. Schreck, our Chief Financial Officer, and Wallace B. Smith, President of Southern BioSystems, Inc. entered into individual stock trading plans pursuant to Rule 10b5-1, recently enacted by the Securities and Exchange Commission. Dr. Brown’s plan provides for the sale of up to a maximum of 265,000 shares of our common stock over a one-year period, which represents 9.4 % of shares of DURECT common stock beneficially owned by him prior to the commencement of sales under the plan. Mr. Schreck’s plan provides for the sale of up to a maximum of 130,000 shares of our common stock over a one-year period, which represents 4.6% of shares of DURECT common stock beneficially owned by him prior to the commencement of sales under the plan. Mr. Smith’s plan provides for stock sales of up to a maximum of 129,123 shares of our common stock over a one-year period, which represent 65.1% of shares of DURECT common stock beneficially owned by him prior to the commencement of sales under the plan.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)
Date: August 13, 2002

By:	/s/ JIAN LI
Jian Li Controller
Date: August 13, 2002