Form 10-Q
period 2002-09-30
DURECT CORP
filed 2002-11-14
CIK 1082038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 12, 2002, there were 50,438,193 shares of the registrant’s Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue, net	$1,783	$1,841	$5,179	$4,928
Cost of goods sold(1)	721	963	2,285	2,548

Gross profit	1,062	878	2,894	2,380

Operating expenses:
Research and development	7,571	7,206	23,744	16,680
Selling, general and administrative	2,225	2,305	6,989	6,339
Amortization of intangible assets	335	555	1,005	1,290
Stock-based compensation(1)	338	750	1,375	2,605
Acquired in-process research and development	—	—	—	14,030

Total operating expenses	10,469	10,816	33,113	40,944

Loss from operations	(9,407)	(9,938)	(30,219)	(38,564)
Other income (expense):
Interest income	428	1,096	1,737	3,960
Interest expense	(71)	(92)	(232)	(238)

Net other income	357	1,004	1,505	3,722

Net loss	$(9,050)	$(8,934)	$(28,714)	$(34,842)

Net loss per share, basic and diluted	$(0.19)	$(0.19)	$(0.60)	$(0.76)

Shares used in computing basic and diluted net loss per share	48,161	46,906	48,006	46,120

(1) Stock-based compensation related to the following:
Cost of goods sold	$15	$31	$61	$118
Research and development	219	503	943	1,798
Selling, general and administrative	119	247	432	807

	$353	$781	$1,436	$2,723

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,228	$12,596
Short-term investments	27,283	42,608
Accounts receivable, net	901	818
Inventories	1,583	1,864
Prepaid expenses and other current assets	1,430	2,325

Total current assets	49,425	60,211
Property and equipment, net	12,242	13,136
Goodwill	4,716	4,716
Intangible assets, net	4,456	5,462
Long-term investments	3,635	18,016
Restricted investments	2,879	3,402

Total assets	$77,353	$104,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$691	$2,003
Accrued liabilities	3,047	2,140
Accrued construction in progress	—	342
Contract research liability	1,378	580
Equipment financing obligations, current portion	483	523
Bonds payable, current portion	160	160

Total current liabilities	5,759	5,748
Equipment financing obligations, noncurrent portion	221	581
Bonds payable, noncurrent portion	1,415	1,415
Other long-term liabilities	212	151
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	189,689	189,396
Notes receivable from stockholders	(495)	(597)
Deferred compensation	(1,055)	(2,551)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	180	659
Accumulated deficit	(105,097)	(76,383)

Total stockholders’ equity	69,746	97,048

Total liabilities and stockholders’ equity	$77,353	$104,943

See accompanying notes.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(28,714)	$(34,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,139	2,248
Non-cash charges related to stock-based compensation	1,436	2,723
Acquired in-process research and development	—	14,030
Changes in assets and liabilities:
Accounts receivable	(83)	881
Inventories	281	929
Prepaid expenses and other assets	895	(592)
Accounts payable	(1,312)	598
Accrued liabilities and other long-term liabilities	626	(208)
Contract research liability	798	1,165

Total adjustments	5,780	21,774

Net cash and cash equivalents used in operating activities	(22,934)	(13,068)

Cash flows from investing activities
Purchases of property and equipment	(1,198)	(5,195)
Purchases of available-for-sale securities	(15,231)	(68,421)
Proceeds from maturities of available-for-sale securities	44,981	61,292
Net payment for acquisition of SBS	—	(450)

Net cash and cash equivalents provided by (used in) investing activities	28,552	(12,774)

Cash flows from financing activities
Payments on equipment financing obligations	(441)	(319)
Net proceeds from issuance of common stock	392	398
Net proceeds from notes receivable from stockholders	63	31

Net cash and cash equivalents provided by financing activities	14	110

Net increase/(decrease) in cash and cash equivalents	5,632	(25,732)
Cash and cash equivalents, beginning of the period	12,596	46,702

Cash and cash equivalents, end of the period	$18,228	$20,970

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$155	$190

Settlement of employee notes receivable in exchange for unvested stock	$39	$—

Issuance of stock, stock options and warrants for acquisition of SBS	$—	$22,716

See accompanying notes.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company with a focus on developing therapies for chronic disorders that require continuous dosing. The Company’s lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company also has several products in various stages of research and development in the areas of pain, cardiovascular diseases, central nervous system disorders and asthma. In addition, the Company manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery of fluids to the inner ear which physicians have used in the treatment of ear disorders. The Company’s wholly owned subsidiary, Southern BioSystems, Inc. (SBS) conducts research and development of pharmaceutical products with the Company and with third party pharmaceutical and biotechnology company partners. Birmingham Polymers, Inc., a wholly owned subsidiary of SBS, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2002, the operating results for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$229	$174
Work in process	446	694
Finished goods	908	996

Total inventories	$1,583	$1,864

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured.

Revenue related to collaborative research and development with the Company’s corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreements. Milestone and royalties payments, if any, will be recognized as earned.

Revenue on cost-plus-fee contracts, such as contract research and development revenue recorded by SBS, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. For contracts that have a ceiling price or contract value, losses on contracts are recognized in the period in which the losses become known and estimable.

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in other comprehensive income or loss. The Company’s comprehensive losses for the three months ended September 30, 2002 and 2001 were $9.1 million and $8.4 million, respectively, compared to its net losses of $9.1 million and $8.9 million, respectively. The Company’s comprehensive losses for the nine months ended September 30, 2002 and 2001 were $29.2 million and $34.1 million respectively, compared to its net losses of $28.7 million and $34.8 million, respectively.

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

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(9,050)	$(8,934)	$(28,714)	$(34,842)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	48,803	48,015	48,722	47,369
Less: weighted-average shares subject to repurchase	(642)	(1,109)	(716)	(1,249)

Weighted-average shares used in computing basic and diluted net loss per share	48,161	46,906	48,006	46,120

Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.60)	$(0.76)

The computation of diluted net loss per share for the three and nine months ended September 30, 2002 excludes the impact of options to purchase 4.5 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 543,000 shares of common stock subject to repurchase, at September 30, 2002, as such impact would be antidilutive.

The computation of diluted net loss per share for the three and nine months ended September 30, 2001 excludes the impact of options to purchase 3.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 1.1 million shares of common stock subject to repurchase, at September 30, 2001, as such impact would be antidilutive.

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

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. We are in the process of assessing the effect of adopting SFAS 146, which will be effective for our fiscal year ending December 31, 2003.

Note 2.    Goodwill and Intangible Assets

The Company had goodwill and assembled workforce of $4.7 million at December 31, 2001. The Company adopted SFAS 142 beginning January 1, 2002, and reclassified the balance of $855,000 of assembled workforce to goodwill. For comparative purposes we have also reflected this reclassification in the balance sheet as of December 31, 2001. Consistent with the implementation of SFAS 142, the Company ceased to amortize goodwill effective January 1, 2002. In accordance with SFAS 142, the Company will assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the three and nine months ended September 30, 2001 and during the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(9,050)	$(8,934)	$(28,714)	$(34,842)
Add back SFAS 142 adjustments:
Goodwill amortization	—	145	—	348
Assembled workforce amortization	—	74	—	161

Adjusted net loss	$(9,050)	$(8,715)	$(28,714)	$(34,333)

Adjusted net loss per share	$(0.19)	$(0.19)	$(0.60)	$(0.74)

	Year Ended December 31,
	2001	2000	1999
Reported net loss attributable to common stockholders	$(44,928)	$(20,823)	$(9,310)
Add back SFAS 142 adjustments:
Goodwill amortization	493	250	38
Assembled workforce amortization	236	91	8

Adjusted net loss attributable to common stockholders	$(44,199)	$(20,482)	$(9,264)

Adjusted net loss per share	$(0.95)	$(1.16)	$(1.75)

Note 3.    Subsequent Events

Effective October 1, 2002, the Company entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and the Company effective April 28, 1999. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Under the amended agreement, the Company’s maintenance of exclusivity in its licensed fields is no longer subject to minimum annual requirements for development spending or the number of products it has under development.

Effective November 8, 2002, the Company entered into a Development, Commercialization and Supply License Agreement with Endo Pharmaceuticals Inc. (Endo) under which the companies will collaborate on the development and commercialization of DURECT’s CHRONOGESIC™ (sufentanil) Pain Therapy System for the U.S. and Canada. Under the terms of the agreement, the Company will be responsible for the CHRONOGESIC product’s design and development. In connection with the execution of the agreement, Endo will purchase 1,533,742 shares of the Company’s newly issued common stock at an aggregate purchase price of approximately $5.0 million. In addition, we are required to pay $1.5 million to an investment bank for strategic partner advisory services as a result of executing this agreement. Under the terms of the agreement, once the Company re-commences clinical trials on the product (which is on temporary hold pending agreement with the FDA on the patient monitoring and data collection that will be required in the clinical trials), Endo will fund 50% of the ongoing development costs and will reimburse DURECT for a portion of prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional and commercialization rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for the CHRONOGESIC product. The Company will be responsible for the manufacture of the CHRONOGESIC product. Endo and DURECT will share profits from the commercialization of the product in the U.S. and Canada equally, based on projected financial performance of CHRONOGESIC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believes,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases, central nervous system disorders and asthma.

Our lead product in development is the CHRONOGESICTM 1 (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson and Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of a pilot aseptic manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if approved by the FDA.

In the first nine months of 2002, we announced positive results of our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the US and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002.

In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is amended and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to submit an amendment to the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the adjustments to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that the changes to the existing clinical protocol, and the implementation of these design and manufacturing enhancements, will delay the restart of clinical trials until the second half of 2003.

We continue to research and develop other products for the treatment of chronic diseases using the DUROS system, as well as technologies we acquired through the acquisition of Southern BioSystems, Inc. (SBS) in April 2001. Through SBS, we continue to explore product opportunities based on three proprietary drug delivery platforms: the SABERTM delivery system, the MICRODURTM biodegradable microparticulate system, and the DURINTM biodegradable implant system. In April 2002, we filed an

[1]
CHRONOGESICTM, IntraEAR® and ALZET® are trademarks of DURECT Corporation. LACTEL® is a trademark of Birmingham Polymers, Inc. SaberTM, DURINTM and MICRODURTM are trademarks of Southern BioSystems, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation. Other trademarks referred to belong to their respective owners.

investigational new drug application (IND) with the FDA to investigate the delivery of cromolyn sodium for the treatment of asthma. This IND was filed in connection with our efforts to develop a product to treat asthma and allergic rhinitis using one of our biodegradable drug delivery platforms and we initiated patient enrollment in a Phase I clinical study in July 2002.

In order to rapidly identify and fund additional product opportunities, we may partner with various companies who wish to explore the feasibility of combining their drug formulations with our drug delivery technologies to commercialize products. In addition, we may partner with companies who wish to collaborate on the development and commercialization of our existing products in development. Under these collaborative arrangements, we may agree to perform research and development activities to develop these products. We may also agree on royalty, distribution, or other rights once potential products are eventually commercialized. To date we have engaged in the following partnering arrangements:

•
In March 2002, we announced a collaboration agreement with Cardinal Health to research and develop long acting oral soft gelatin-capsule products using our SABER delivery system. Under the agreement, we will receive payments for research and development expenditures.

•
In July 2002, we announced a development and commercialization agreement with Voyager Pharmaceutical Corporation. Under the terms of the agreement, the companies will develop a product using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

•
In July 2002, we entered into a License and Option Agreement and Mutual Release with Thorn BioScience LLC under which we licensed to Thorn exclusive rights to develop and commercialize products including our SABER delivery system in selected animal health and veterinary fields of use. We will receive royalties based on Thorn’s net sales of products developed under this agreement.

•
In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Inc. (Endo) under which the companies will collaborate on the development and commercialization of DURECT’s CHRONOGESIC™ (sufentanil) Pain Therapy System for the U.S. and Canada. Under the terms of the agreement, we will be responsible for the CHRONOGESIC product’s design and development. In connection with the execution of the agreement, Endo will purchase 1,533,742 shares of newly issued common stock at a purchase price of approximately $5.0 million. In addition, we are required to pay $1.5 million to an investment bank for strategic partner advisory services as a result of executing this agreement. Once our clinical trials for CHRONOGESIC are restarted, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of prior development costs upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to CHRONOGESIC in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy. We will be responsible for the manufacture of CHRONOGESIC. We will share profits equally with Endo, based on projected financial performance of CHRONOGESIC.

Effective October 1, 2002, we entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and us effective April 28, 1999. The agreement provides us with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Under the amended agreement, our maintenance of exclusivity in its licensed fields is no longer subject to minimum annual requirements for development spending or the number of products it has under development.

We currently generate revenue from the sale of ALZET osmotic pumps for animal research use, IntraEAR catheters, which have been used by physicians to treat inner ear disorders, and our LACTEL® biodegradable polymers, which are used by our customers as raw materials in their pharmaceutical and medical products. However, because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. To a lesser extent, we also recognize revenue from the performance of collaborative and contract research and development activities pursuant to various partnering arrangements as discussed above. We intend to seek additional partnering arrangements in the future.

        Since our inception in 1998, we have had a history of operating losses. At September 30, 2002, we had an accumulated deficit of $105.1 million and our net losses were $28.7 million and $34.8 million for the nine months ended September 30, 2002 and 2001, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. Net losses in 2001 also included the write-off of $14.0 million of in-process research and development acquired in our April 2001 acquisition of SBS. We expect our research and development expenses to increase in the future as we continue to expand our clinical trials and research and development activities. To support our research and development activities, we expect to increase our general and administrative expenses. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur significant losses and negative cash flow from operations for the foreseeable future.

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

Revenue related to collaborative research with our corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement . Milestone and royalties payments, if any, will be recognized as earned. Incorrect determination of qualified expenses could result in greater or lesser revenue being recorded.

Revenue on cost-plus-fee contracts, such as contract research and development revenue, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. For contracts that have a ceiling price or contract value, losses on contracts are recognized in the period in which the losses become known and estimable. Incorrect estimates could result in greater or lesser losses being recorded.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. We recorded a charge for acquired in-process research and development of $14.0 million during the year ended December 31, 2001, resulting from the acquisition of SBS in April 2001. This amount represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions in general. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the Commission’s rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

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

Results of Operations

Three and nine months ended September 30, 2002 and 2001

Revenue. Net revenues were unchanged at $1.8 million for the three months ended September 30, 2002 compared to the corresponding period in 2001. Net revenues increased to $5.2 million for the nine months ended September 30, 2002 from $4.9 million for the corresponding periods in 2001. Sales for the three and nine months ended September 30, 2002 resulted primarily from the ALZET product line and to a lesser extent from sales of IntraEAR catheters, SBS’s biodegradable polymer products and collaborative and contract research and development activities which were included in our operating results following the acquisition of SBS in April 2001. In the near future, we do not intend to significantly increase our efforts to sell and market our existing product lines and as such do not anticipate that revenues from them will increase significantly. However, we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop products based on our drug delivery technologies.

Cost of goods sold. Cost of goods sold was $721,000 and $2.3 million for the three and nine months ended September 30, 2002, respectively, and $963,000 and $2.5 million for the corresponding periods in 2001. Cost of goods sold as a percentage of net revenue was 40% and 44% of revenues for the three and nine months ended September 30, 2002, respectively, and 52% and 52% of revenues for the corresponding periods in 2001. The decreases in cost of goods sold as a percentage of revenues were primarily due to manufacturing efficiencies achieved in our ALZET product line and to a lesser extent, due to increased research and development revenues from collaborative arrangements. As of September 30, 2002 and 2001, we had 21 and 20 employees, respectively, in manufacturing related to our ALZET and SBS polymer product lines. We expect cost of goods sold as a percentage of revenue to be comparable in the future.

Research and Development.    Research and development expenses were $7.6 million and $23.7 million for the three and nine months ended September 30, 2002, respectively, and $7.2 million and $16.7 million for the corresponding periods in 2001. The increase was primarily attributable to expanded research and development activities, especially related to preparation and initiation of our pivotal Phase III clinical trial and continuing animal toxicological studies for our lead product, CHRONOGESIC. The increase was also attributable to continued investments in the research and development of other pharmaceutical systems based on our SABER and DURIN technologies and the hiring of additional research and development personnel. As of September 30, 2002, we had 100 research and development employees compared with 74 as of the corresponding date in 2001. We expect research and development expenses to slightly decrease in the near term as we anticipate a delay in the restart of clinical trials for CHRONOGESIC until the second half of 2003. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC.

Selling, General and Administrative.    Selling, general and administrative expenses were $2.2 million and $7.0 million for the three and nine months ended September 30, 2002, respectively, and $2.3 million and $6.3 million for the corresponding periods in 2001. The modest decrease during the three months ended September 30, 2002 resulted from lower general legal and marketing expenses compared with the same period in 2001. The increase in selling, general and administrative expenses during the nine months ended September 30, 2002 was primarily due to the inclusion of selling, general and administrative expenses of SBS for the entire period. As of September 30, 2002, we had 40 sales, general and administrative personnel compared with 43 as of the corresponding date in 2001. In the future, we expect selling, general and administrative expenses to increase moderately in order to support our long term growth in research and development activities.

Amortization of intangible assets.    In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce, in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets decreased to $335,000 and $1.0 million for the three and nine months ended September 30, 2002, respectively, from $555,000 and $1.3 million for the corresponding periods in 2001, primarily due to the adoption of SFAS 142 under which we ceased amortizing goodwill and assembled workforce in 2002.

As of January 1, 2002, assembled workforce of $855,000 was reclassified to goodwill. Goodwill, including the reclassified assembled workforce, was $4.7 million as of September 30, 2002. The remaining other intangible assets at September 30, 2002 was $4.5 million, which will be amortized as follows: $335,000 for the three months ending December 31, 2002, $1.3 million for the year ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we may amortize them on an accelerated schedule or write them off.

Stock-Based Compensation.    As of September 30, 2002, aggregate deferred compensation recorded in connection with stock options granted to employees and directors was $10.9 million. Of this amount, we have amortized $9.8 million through September 30, 2002. For the three and nine months ended September 30, 2002, we recorded $353,000 and $1.3 million of stock-based compensation, respectively, compared with $771,000 and $2.5 million for the corresponding periods of 2001. Of these amounts, employee stock compensation related to the following: cost of goods sold of $15,000 and $61,000 for the three and nine months ended September 30, 2002, respectively, and $31,000 and $118,000 for the corresponding periods in 2001; research and development expenses of $219,000 and $811,000 for the three and nine months ended September 30, 2002, respectively, and $499,000 and $1.6 million in the corresponding periods in 2001; and selling, general and administrative expenses of $119,000 and $429,000 in the three and nine months ended September 30, 2002, respectively, and $241,000 and $763,000 in the corresponding periods of 2001.

Non-employee stock compensation related to research and development expenses was none and $132,000 for the three and nine months ended September 30, 2002 and $4,000 and $214,000 for the corresponding periods of 2001. Non-employee stock compensation related to selling, general and administrative expenses was none and $3,000 for the three and nine months ended September 30, 2002 and $6,000 and $45,000 for the corresponding periods in 2001. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at September 30, 2002 was $1.1 million, which will be amortized as follows: $283,000 for the three months ending December 31, 2002, $648,000 for the year ending December 31, 2003, $104,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending

December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Acquired in-process research and development.    Acquired in-process research and development was none for the three and nine months ended September 30, 2002, and none and $14.0 million for the corresponding periods in 2001. This expense resulted from the acquisition of SBS in April 2001 and represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use.

Other Income (Expense).    Interest income decreased to $428,000 and $1.7 million for the three and nine months ended September 30, 2002, respectively, from $1.1 million and $4.0 million for each of the corresponding periods in 2001. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $71,000 and $232,000 for the three and nine months ended September 30, 2002, respectively, and $92,000 and $238,000 for the corresponding periods in 2001. The decrease in interest expense for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was primarily due to the reduction in overall debt obligations of the company as principal is repaid.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. We had cash, cash equivalents, and investments totaling $52.0 million at September 30, 2002 compared to $76.6 million at December 31, 2001. This includes $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2002 was primarily the result of ongoing operating and capital expenditures.

We used $22.9 million of cash for operations for the nine months ended September 30, 2002 compared to $13.1 million for the corresponding period in 2001. The cash used for operations was primarily to fund operations as well as to meet our working capital requirements.

We received $28.6 million of cash from investing activities for the nine months ended September 30, 2002 compared to a use of $12.8 million for the corresponding period in 2001. The amount of cash provided in 2002 was primarily due to proceeds from maturities of investments exceeding investment purchases, partially offset by purchases of property and equipment, while the cash used in 2001 was primarily due to purchases of investments exceeding maturities of investments for the period, in addition to purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2002 was $14,000 compared to $110,000 for the corresponding period in 2001. The decrease in cash provided by financing activities was primarily due to higher principle payments on equipment financings and other debt obligations, partially offset by proceeds from issuances of common stock under our employee stock purchase plan and exercises of employee stock options.

We anticipate that cash used in operating and financing activities will increase in the future as we research, develop, and manufacture our products and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2002	2003	2004	2005	Thereafter	Total
Long-term debt	$160	$170	$180	$190	$875	$1,575
Capital leases and equipment loans	697	601	139	—	—	1,437
Operating lease obligations	2,568	2,346	1,505	1,416	599	8,434

Total contractual cash obligations	$3,425	$3,117	$1,824	$1,606	$1,474	$11,446

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have selected the drug dosages and have completed the initial system design of our lead product, CHRONOGESIC, although we must still complete necessary design changes and enhancements to the product prior to continuing clinical trials for the product. In addition, even after we complete the final design of the product, the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We have not, however, selected the drug dosages nor finalized the system design of any other pharmaceutical system including those based on our SABER™, DURIN™ and MICRODUR™ delivery platforms, and we may not be able to complete the design of any additional products. We are continuing testing and development of our products and may explore possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of September 30, 2002, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is amended by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to submit an amendment to the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the adjustments to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that the changes to the existing clinical protocol, and the implementation of these design and manufacturing enhancements, will delay the restart of clinical trials until the second half of 2003 although it is possible that the restart of our trials could be at an earlier or later date.

We expect our pivotal Phase III trials for CHRONOGESIC collectively to include over 900 patients. The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary to support regulatory approval for the products for which they were conducted. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our products in the U.S or abroad. Before receiving approval or clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. For example, in August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study for the CHRONOGESIC product initiated in June 2002 until the clinical trial protocol is amended and approved by the FDA to provide for additional patient monitoring and data collection. We will not be able to enroll patients in our Phase III clinical trials for the CHRONOGESIC product until the FDA approves our amendments to the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. We may not be able to timely reach agreement with the FDA on such protocol amendments or on the required data we must collect to continue with our clinical trials or eventually commercialize our product. We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our products, we will not be able to market and sell our products, which will limit our ability to generate revenue.

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;

•	failure to obtain approvals for clinically intended uses of our products under development; or

•	identification of serious and unanticipated adverse side effects in our products under development.

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our products. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we do not achieve compliance for the products we manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our products.

We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience

We must manufacture our products in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture of our DUROS-based pharmaceutical systems is a complex process. Although we have completed development of an initial manufacturing process for our CHRONOGESIC product, we are currently pursuing necessary enhancements of such manufacturing process to satisfy regulatory requirements, improve product performance and quality, increase efficiencies and lower cost. If we fail to timely complete such necessary manufacturing process enhancements, we will not be able to timely produce product for our clinical trials and commercialization of our CHRONOGESIC product. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have not yet completed development of the manufacturing process for any products other than CHRONOGESIC. If we fail to develop manufacturing processes to permit us to manufacture a product at an acceptable cost, then we may not be able to commercialize that product.

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III clinical trials and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of September 30, 2002, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented.

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

If we are unable to manufacture product in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We may also choose to subcontract with third party contractors to perform manufacturing steps of our DUROS-based pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system to third parties which have not been approved by ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on ALZA to perform the coating process for the manufacture of the ALZET product, but we will be required to perform this process ourselves starting April 2004 or sooner. We have limited experience manufacturing this product, and we may not be able to successfully or consistently manufacture this product at an acceptable cost, if at all.

Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems and gives ALZA a first right to distribute selected products for us

In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999, April 2000 and October 2002. ALZA was acquired by Johnson & Johnson in June 2001 and has since operated as a wholly owned subsidiary. Our agreement with ALZA gives us exclusive rights to develop, commercialize and manufacture products using ALZA’s DUROS technology to deliver by catheter:

•	drugs to the central nervous system to treat select nervous system disorders;

•	drugs to the middle and inner ear;

•	drugs to the pericardial sac of the heart; and

•	select drugs into vascular grafts.

We also have the right to use the DUROS technology to deliver systemically and by catheter:

•	sufentanil to treat chronic pain; and

•	select cancer antigens.

We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA’s prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. In order to maintain commercialization rights for our products on a worldwide basis, we must diligently develop our products, procure required regulatory approvals and commercialize the products in selected major market countries. If we fail to meet commercialization diligence requirements, we may lose rights for products in some or all countries, including the U.S. These rights would revert to ALZA, which could then develop DUROS-based pharmaceutical products in such countries or fields of use itself or license others to do so. In addition, in the event that our rights terminate with respect to any product or country, or this agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all of our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize these products, subject to the payment of a royalty to us based on the net sales of the products by ALZA.

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

ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2002, had an accumulated deficit of approximately $105.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers and collaborative and contract research and development revenues from our SBS subsidiary.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs, and reduced revenues.

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer in March 2000. If ALZA or its commercialization partner, Bayer, fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our products. In addition, if any third-party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2002, we held five issued U.S. patents and three issued foreign patents. In addition, we have 31 pending U.S. patent applications and have filed 27 patent applications under the Patent Cooperation Treaty, from which 25 national phase applications are currently pending in Europe, Australia, Japan and Canada. As of September 30, 2002, our subsidiary SBS held 6 issued U.S. patents, 2 issued foreign patents and 3 pending U.S. patent applications and has filed 6 patent applications under the Patent Cooperation Treaty. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product, which expires in September 2004. Additionally, we have a supply agreement with RMS Company under which RMS has agreed to supply us with titanium components of our DUROS-based pharmaceutical systems until April 2004. Other than these agreements, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We lack marketing, sales and distribution experience for pharmaceutical systems and we may not be able to sell our products if we do not enter into relationships with third parties or develop a direct sales organization

We recently entered into an agreement with Endo Pharmaceuticals, Inc. related to the promotion and distribution of our CHRONOGESIC product once it is approved for commercialization. Other than this agreement, we have yet to establish marketing, sales or distribution capabilities for our pharmaceutical system products. We intend to enter into agreements with third parties to sell our products or to develop our own sales and marketing force. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors, which may reduce their interest in selling our products.

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

If we are unable to train physicians to use our pharmaceutical systems to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of our pharmaceutical systems will require extensive training of numerous physicians on the proper and safe use of our products. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

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

We may not successfully manage our growth

Our success will depend on the timely expansion of our operations and the effective management of growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage such growth, we must expand our facilities, augment our operational, financial and management systems and hire, train and supervise additional qualified personnel. If we were unable to manage growth effectively our business would be harmed.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending September 30, 2002, was 63,734 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. Pursuant to a Common Stock Purchase Agreement with Endo Pharmaceuticals, Inc., we are required to register 1,533,742 shares of our common stock for resale on or before November 8, 2003. Certain of our investors also have rights to have unregistered shares of common stock registered at the same time. Once registered, shares become tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2002, approximately 93% of our investment portfolio was composed of investments that will mature in one year or less.

In October 1998, the Company financed the purchase of certain equipment through a bank loan with a variable interest rate that was paid in full during May 2002. The average interest rate was 7.57% during the three months ended September 30, 2001. At September 30, 2002 and 2001, the Company had variable interest rate loans outstanding in the amounts of none and $89,000, respectively.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2002 by year of maturity (dollars in thousands):

	2002	2003	2004	Total
Cash equivalents:
Fixed rate	$15,069	—	—	$15,069
Average fixed rate	1.77%	—	—	1.77%
Variable rate	$2,663	—	—	$2,663
Average variable rate	1.50%	—	—	1.50%
Short-term investments:
Fixed rate	$2,802	$13,481		$16,283
Average fixed rate	2.03%	4.69%		4.23%
Variable rate	$11,000	—	—	$11,000
Average variable rate	1.93%	—	—	1.93%
Long-term investments:
Fixed rate		$3,509	$3,005	$6,514
Average fixed rate		2.21%	3.06%	2.60%

Total investment securities	$31,534	$16,990	$3,005	$51,529

Average rate	1.83%	4.18%	3.06%	2.67%

ITEM 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    We evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by DURECT in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.    Changes in Securities and Use of Proceeds

On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84.0 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of September 30, 2002, we used $67.6 million for development expenses related to our products including the allocation of certain general and administrative costs, and $8.2 million for the construction and validation of our new manufacturing facilities and manufacturing equipment. We invested the remainder of the net proceeds in investment grade securities.

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

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Audit Committee to be performed by Ernst & Young, LLP, our external auditor. Non-audit services are defined in the Sarbanes-Oxley Act of 2002 as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of Ernst & Young, LLP for the following non-audit services: (1) tax matter consultations concerning state taxes and (2) the preparation of federal and state income tax returns.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.29**
Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company, and Voyager Pharmaceutical Corporation dated as of July 22, 2002.

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company, and Thorn BioScience LLC dated as of July 26, 2002.

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002.

99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

By:	/s/ JIAN LI
Jian Li Controller

Date:	November 14, 2002

CERTIFICATIONS

I, James E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DURECT Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ JAMES E. BROWN James E. Brown Chief Executive Officer

I, Thomas A. Schreck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DURECT Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ THOMAS A. SCHRECK Thomas A. Schreck Chief Financial Officer