Form 10-K
period 2002-12-31
DURECT CORP
filed 2003-03-14
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $209,375,152 as of June 28, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 50,415,418 shares of the registrant’s Common Stock issued and outstanding as of February 28,2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2003 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Our lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, intended for treatment of chronic pain, combines the DUROS® technology, a proven and patented drug delivery platform we licensed for specified fields of use from ALZA Corporation (ALZA), a subsidiary of Johnson & Johnson, with a proprietary formulation of sufentanil, a potent opioid currently used in hospitals as an analgesic. As of December 31, 2002, we have completed an initial Phase I trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for this product. We do not currently have any on-going clinical trials with respect to this product and are engaged in implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2003 after completing the required revisions of the clinical protocol and implementing the required design and manufacturing enhancements to the product. This product is aimed at the approximately $2 billion opioid market for the treatment of chronic pain and will compete with oral opioids, analgesic patches and external and implantable infusion pumps.

We are also currently researching and developing pharmaceutical systems in a variety of therapeutic areas, including chronic pain, local post-operative pain, asthma, central nervous system disorders, cardiovascular disease and cancer based on our proprietary SABER™, DURIN™ and MICRODUR™ drug delivery platform technologies, as well as based on the DUROS technology. Our SABER Delivery System is a patented controlled-release technology that can be formulated for systemic or local administration of active agents such as

NOTE: CHRONOGESIC™, IntraEAR®, ALZET® ,SABER™, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. LACTEL® is a trademark of Birmingham Polymers, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation, a subsidiary of Johnson & Johnson. Other trademarks referred to belong to their respective owners.

proteins and small molecules via the parenteral (i.e., non-oral) route. The potential advantages of the SABER system over other available injectable controlled release technologies include less burst upon injection, higher drug loading and greater ease of administration and manufacturing. In addition, we are exploring the use of our SABER system as the core vehicle for controlled release oral pharmaceutical products. Our DURIN technology consists of a biodegradeable implant that enables parenteral delivery of drugs from several weeks to six months or more. Our MICRODUR technology consists of a biodegradable microparticulate controlled release injectable which can provide sustained release of drug from a few days to many months. The DUROS technology is a miniature drug dispensing pump that releases minute quantities of concentrated drug formulations in a continuous, consistent flow over months or years using an osmotic engine. The miniature pump, made out of titanium, can be as small as a wooden matchstick and can be implanted under the skin. We intend to continue to develop and acquire additional pharmaceutical systems technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time.

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The Centers for Disease Control estimates that the major chronic diseases are responsible for approximately 70% of all deaths in the U.S., and medical care costs for these conditions totaled more than $400 billion annually. Currently, more than 60% of total health care spending in the U.S. is devoted to the treatment of chronic diseases. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic diseases as a proportion of total health care spending will increase.

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

The Drug Delivery Industry.    In the last thirty years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the drug itself. However, to date, most drug delivery products deliver drug systemically and do not target delivery to the intended site of action. In addition, drug delivery products are generally limited to durations of one day for oral products and a maximum of one week for transdermal products and therefore may be less desirable for treating chronic diseases. Furthermore, oral and transdermal products are generally not capable of administering biotechnology agents such as proteins, peptides and genes.

The Medical Device Industry.    Advances in the field of medical device technology have dramatically improved device miniaturization and sophistication and allowed minimally invasive surgical access to remote locations within the body. For example, a coronary bypass patient can be treated with a stent in a procedure with a relatively short recovery, rather than with major surgery. Most devices, however, apply only mechanical solutions, rather than delivering chemical or biological agents.

The DURECT Solution: Pharmaceutical Systems

We are pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration. In addition, if advantageous for the therapy, our pharmaceutical systems can target the delivery of the drug to its intended site of action.

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

•

The Right Place: In addition to enabling systemic delivery, if advantageous for the therapy, with precise placement of proprietary catheters or drug formulations comprising our biodegradable delivery technologies, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminate many side effects caused by delivery of drug to unintended sites in the body, and reduce the total amount of drug administered to the body.

•	The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, from days to up to one year, without the fluctuations in drug levels associated with conventional pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

•	The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases that last for months or years. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or oral dosage forms that create short-term effects.

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

DUROS Technology

The technological foundation of our initial products is the DUROS implant technology, coupled with proprietary catheter and drug formulation technology. The DUROS system is a miniature drug-dispensing pump made out of titanium which can be as small as a wooden matchstick. We have licensed the DUROS technology for specified fields of use from ALZA. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the Food and Drug Administration’s approval in March 2000 of ALZA’s VIADUR® product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. By leveraging this proven technology, we believe we can reduce our development risk and more rapidly introduce new products to the market.

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

The SABER Delivery System

Controlled Release Injectable Dosage Forms

The SABER system is a patented controlled-release technology that can be formulated for systemic or local administration of active agents via the parenteral or oral route. We are researching and developing a variety of controlled-release products based on the SABER technology. These include injectable controlled release products for systemic and local delivery and oral products.

We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of active ingredients. When the high viscosity SAIB is formulated with drug, a biocompatible solvent and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the solvent diffuses away, leaving a viscous deposit. We believe the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from 1 day to 3 months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

•	Peptide/Protein Delivery — The chemical nature of the SABER system tends to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that the SABER system is well suited as a platform for biotechnology therapeutics based on proteins and peptides.

•	Less Burst — Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (a so called “burst”). Animal studies have shown that injectables based on the SABER technology can be associated with less post-injection burst than is typically associated with other commercially available controlled release technologies.

•	High Drug Concentration — Drug concentration in a SABER formulation can be as high as 30%, considerably greater than is typical with other commercially available controlled release technologies which can permit smaller injection volume.

•	Ease of Administration — Prior to injection, SABER formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of SABER formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

•	Strong Patent Protection — The SABER system, SABER-like materials, and various applications of this technology to pharmaceuticals and drug delivery are covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

•	Ease of Manufacture — Compared to microspheres and other polymer-based controlled release injectable systems, SABER is readily manufacturable at low cost.

SABER Oral Dosage Forms

We also believe that the SABER technology can be used as the basis for controlled release oral technology, which can transform short-acting oral capsule dosage forms into controlled release oral products. In March 2002, we entered into an agreement with Cardinal Health Pharmaceutical Technologies and Services Center, Inc. to explore the feasibility of producing 12-24 hour controlled-release soft gelatin based (i.e., gel-cap) oral products using the SABER technology. Cardinal Health is the major manufacturer of oral soft gelatin pharmaceutical products in the world through its subsidiary RP Scherer. In addition, in December 2002, we entered into an exclusive development and commercialization agreement with Pain Therapeutics Inc. to develop and commercialize selected long-acting oral opioid products using the SABER system.

The DURIN Biodegradeable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. DURECT is researching and developing products based on the DURIN technology for a variety of chronic disease applications.

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

Expand Our Technology Platforms.    Beyond our four core technology platforms, we will continue to develop, license and acquire other technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time. For example, through our April 2001 acquisition of Southern BioSystems, Inc. (SBS), we acquired an experienced team of specialists and patented technologies in the field of controlled release injectables, implants, microspheres and biodegradable polymers. This acquisition, along with our internal development activities, has increased the breadth and depth of our technology platforms. We expect to continue to license or acquire technology that will complement our core capabilities.

Enable Product Development Through Strategic Partnerships.    We believe that selective partnering of our product development programs can enhance the success of our product development and commercialization, diversify our product portfolio and enable us to better manage our operating costs. In 2002, we entered into the following product collaborations with third party companies:

•

Endo Pharmaceuticals Holdings Inc.    In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. Under the terms of the agreement, we will be responsible for the CHRONOGESIC product’s design and development. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Once our clinical trials for the CHRONOGESIC product are restarted, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the

CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be 50%.

•	Pain Therapeutics Inc. In December 2002, we entered into an exclusive agreement with Pain Therapeutics Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis selected long-acting oral opioid products using the SABER system. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a world-wide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

•	Voyager Pharmaceutical Corporation. In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager). Under the terms of the agreement, we will collaborate with Voyager to develop a product using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

•	BioPartners, GmbH. In October 2002, we entered into an agreement with BioPartners, GmbH (BioPartners) for the development of a sustained release injectable product using the SABER system to deliver recombinant interferon alpha for the treatment of Hepatitis C. The agreement also provides BioPartners with the exclusive right to commercialize the product in selected territories of the world. Under the agreement, we will share with BioPartners the funding of certain preclinical development activities performed by us. BioPartners will be responsible for additional preclinical activities and all clinical activities. We will receive milestone payments based on the achievement of certain preclinical development milestones and a royalty on product sales.

•	Cardinal Health Pharmaceutical Technologies and Services Center, Inc. In March 2002, we entered into a feasibility evaluation agreement with Cardinal Health Pharmaceutical Technologies and Services Center, Inc. to research and develop long acting oral soft gelatin-capsule products using our SABER delivery system. Under the feasibility evaluation agreement, we will receive payments for research and development expenditures.

•	Thorn BioSciences, LLC. In July 2002, we entered into an agreement with Thorn BioScience LLC (Thorn) under which we licensed to Thorn exclusive rights to develop and commercialize products using our SABER delivery system in selected animal health and veterinary fields of use. We will receive royalties based on Thorn’s net sales of products developed under this agreement. This agreement superseded and replaced several agreements that our subsidiary SBS (now merged into DURECT) had entered into with Thorn in the veterinary field prior to SBS’s acquisition by DURECT.

We expect to continue to partner select product development activities when it is advantageous to DURECT from a financial and risk management perspective.

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic disease areas including pain, cardiovascular disease, CNS disorders and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product	Partner	Technology Platform	Stage
Chronic Pain	• Systemic sufentanil (CHRONOGESIC)	• Yes	• DUROS	• Phase II/III
	• Oral controlled release opioid	• Yes	• SABER	• Preclinical Stage
Post Operative Pain	• Controlled Release Injection of Local Anesthetic	• No	• SABER	• Preclinical Stage
Asthma/Allergic Rhinitis	• Controlled Release Injection of Cromolyn Sodium	• No	• SABER/DURIN	• Clinical Feasibility Stage
Alzheimer’s Disease	• Controlled Release Implant	• Yes	• DURIN	• Preclinical Stage
Hepatitis C	• Controlled Release Injection	• Yes	• SABER	• Preclinical Stage
Pain & Others	• Controlled Release Oral Gel-Caps	• Yes	• SABER	• Clinical Feasibility Stage
Central Nervous System Disorders	• Various	• No	• SABER/DUROS/DURIN	• Preclinical/Research Stages
Cardiovascular Disorders	• Various	• No	• SABER/DUROS/DURIN	• Research Stage

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as pain lasting 6 months or longer, is a significant problem associated with chronic diseases, including cancer and various neurological and skeletal disorders. Chronic nonmalignant pain affects as many as 34 million Americans annually. In addition, the National Cancer Institute estimates that 8.4 million Americans alive today have a history of cancer. About 1.2 million new cancer cases are expected to be diagnosed in 2003, and about 50%-70% of cancer patients experience chronic pain during the course of the disease. Sales of opioids for the treatment of malignant and nonmalignant pain exceed $3.0 billion.

Development Strategy.    We are developing the CHRONOGESIC (sufentanil) Pain Therapy System, a subcutaneous, implantable DUROS-based system that delivers sufentanil systemically at a constant rate for 3 months. This product is intended for patients with chronic pain that is stable and opioid responsive and results from a variety of causes. Sufentanil is an off-patent, highly potent opioid that is currently used in hospitals as an analgesic. If approved for marketing and sale, this product will provide an alternative to current therapies for the treatment of chronic pain such as pills and patches, as well as ensuring improved patient compliance and convenience. We will develop a family of dosage strengths, tailored to meet market needs. We have completed an initial Phase I clinical trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for our CHRONOGESIC product.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2003 after completing the required revisions to the clinical protocol and implementing the required design and manufacturing enhancements to the product.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. Under the terms of the agreement, DURECT will be responsible for the CHRONOGESIC product’s design and development. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Once our clinical trials for the CHRONOGESIC product are restarted, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be 50%.

In addition to our development efforts on the CHRONOGESIC product, in December 2002, we entered into an exclusive agreement with Pain Therapeutics Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis selected long-acting oral opioid products using the SABER system. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a world-wide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

Local Post-Operative Pain

Market Opportunity.    More than 60% of patients who undergo surgery experience moderate to extreme-post operative pain. In the United States, over 25 million patients are afflicted with post surgical pain annually. The current standard of care for post surgical pain includes oral opiate and non-opiate analgesics, transdermal opiate patches and muscle relaxants. While oral analgesics can effectively control post surgical pain, they commonly cause side effects such as drowsiness, constipation and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are sleeping or disoriented. The majority of post surgical pain can be localized to the incision site. Post surgical pain can be treated effectively with local anesthetics; however, the usefulness of these medications is limited by their short duration of action. In general, post-operative pain is either undertreated or poorly treated.

Development Strategy.    We are developing a sustained-release formulation of a local anesthetic using our SABER delivery system for the treatment of post surgical pain. The physician would administer this product at the time of surgery. Placed in the tissues immediately adjacent to the surgical site, this formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, and hence minimal side effects. The duration of local delivery of the anesthetic by the product is expected to be a few days, which coincides with the typical timeline by which post surgical pain resolves in most patients. We are currently conducting preclinical studies on this product.

Asthma (Allergic Rhinitis)

Market Opportunity.    Asthma is a serious, chronic, potentially life-threatening condition that affects approximately 20 million people in the U.S. Allergic rhinitis (seasonal allergies) is the fifth most common chronic disease in the U.S., and affects as many as 40 million people in the U.S. Sales of asthma and allergic rhinitis treatments exceeded $5 billion in 2000.

Development Strategy.    We are researching and developing a product for the treatment of asthma and allergic rhinitis utilizing one of our proprietary drug delivery platforms. Cromolyn sodium, a non-steroidal anti-allergy medication, is an FDA-approved drug for the management of mild-to-moderate persistent asthma and is recommended for early intervention and daily anti-inflammatory therapy. Cromolyn sodium has an excellent safety profile, and its position in asthma therapy is well-established. In 2002, we completed an initial clinical feasibility study where we infused the drug intravenously to test the efficacy of delivery of cromolyn sodium when delivered parenterally (i.e., not by inhalation as the drug is conventionally administered). We anticipate that we will be pursuing additional clinical testing of this product concept.

Alzheimer’s Disease

Market Opportunity.    Alzheimer’s disease is an incurable, neurodegenerative disorder that affects over 4 million Americans. This disease typically leads to progressive memory loss, impairments in behavior and language, and physical deterioration. The market potential for Alzheimer’s disease treatments is estimated to be in excess of $10 billion.

Development Strategy.    In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager). Under the terms of the agreement, we will collaborate with Voyager to develop a product using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

Hepatitis C

Market Opportunity.    Hepatitis C is a blood-borne infectious disease of the liver and is transmitted through body fluids, primarily blood or blood products, and by sharing needles. In many patients, the mode of transmission is unknown. Unfortunately, most people infected with Hepatitis C are unaware of it because it may take years for symptoms to develop and it is therefore sometimes referred to as the “hidden epidemic”. Hepatitis C chronically infects an estimated 170 million people worldwide (three percent of the world’s population), with as many as 180,000 new cases occurring each year. It is the leading cause of cirrhosis and liver cancer and one of the most common reasons for liver transplants in Europe and the U.S. It is estimated that less than 30 percent of all cases are diagnosed. The standard treatment for Hepatitis C is recombinant interferon alpha as monotherapy or combination treatment with ribavirin. If left untreated, Hepatitis C can be fatal for some patients. The worldwide recombinant interferon alpha market was worth $1.8 billion in 2001 and is forecast to grow to $5.5 billion by 2010 due to the added convenience offered by sustained release and pegylation products and the predicted rise in the prevalence of Hepatitis C.

Development Strategy.    In October 2002, we entered into an agreement with BioPartners, GmbH (BioPartners) for the development of a sustained release injectable product using the SABER system to deliver recombinant interferon alpha for the treatment of Hepatitis C. The agreement also provides BioPartners with the exclusive right to commercialize the product in selected territories of the world. Under the agreement, we will share with BioPartners the funding of certain preclinical development activities performed by us.

BioPartners will be responsible for additional preclinical activities and all clinical activities. We will receive milestone payments based on the achievement of certain preclinical development milestones and a royalty on product sales.

Central Nervous System Disorders

Market Opportunity.    Millions of people suffer from chronic diseases and disorders of the central nervous system (CNS), including brain and spinal cord tumors, chronic pain, psychosis, epilepsy, spasticity, spinal meningitis, Parkinson’s disease, and multiple sclerosis. The following are some therapeutic opportunities that we are pursuing in this area:

Infusion of opiates into the spinal fluid has become accepted medical therapy for patients suffering from chronic pain who find high dose oral or transdermal opioids ineffective or who experience side effects that make systemic therapy unacceptable. This method of delivery increases analgesic potency and reduces side effects. Although there are many implantable infusion pumps on the market today, these pumps tend to be relatively large and require a costly surgical procedure to implant. A need exists for a minimally invasive, spinal infusion device that has improved cost benefit for patients with chronic pain.

180,000 new brain tumors are diagnosed in the United States every year. In addition, approximately 350,000 patients are living with primary brain tumors, of which, about 25% are malignant. Current treatments for CNS tumors include radiation, resection and chemotherapy. Treatment success rates vary by tumor type, but are generally low, and the risk of side effects or disability is high. It is generally recognized that improvements in treating primary metastatic brain tumors are needed, particularly for those which are inoperable.

Schizophrenia, a disease of the brain that manifests itself through multiple signs and symptoms involving thought, perception and behavior, is another CNS disorder estimated to affect about 2.5 million patients in the U.S.; worldwide, the incidence is about 250 million. Patients typically begin exhibiting symptoms early in life and the illness is usually severe and long lasting, requiring lifelong treatment. Adherence to prescribed drug regimens is recognized as a significant treatment obstacle in the schizophrenic population. Although it is estimated that 50% of patients in the U.S. are either untreated or under treated, the aggregated sales of antipyschotic medications in 2002 exceeded $5.7 billion. Opportunities exist to apply our pharmaceutical systems for treatment of these and other CNS disorders.

Development Strategy.    We are developing the DUROS platform technology in combination with various catheter systems for targeted treatment of select CNS disorders. We are also developing our biodegradable platform technologies for systemic and targeted delivery of drugs to treat select CNS disorders.

We are currently researching and developing an implantable DUROS-based system that can deliver an opioid into the spinal fluid via a catheter. Our proposed spinal opiate product will be considerably smaller and less invasive than currently available spinal infusion pumps. We are currently conducting preclinical studies on this product.

We also currently have a collaboration with the Johns Hopkins University, Department of Neurology/Neurosurgery, exploring the feasibility of treating tumors of the brain stem by site specific delivery of a chemotherapeutic agent directly to the tumor via a DUROS system attached to a catheter. The program is currently in preclinical development studies in primates. We view this development program as a proof-of-concept application of the DUROS and catheter technologies to treat CNS disorders. Once we have demonstrated proof-of-concept, our long-term plan is to use the DUROS platform with other therapeutic agents to develop products for a broader range of CNS disorders.

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

ALZET Business

We currently make and sell the ALZET® product on a worldwide basis. We market the ALZET product through a direct sales force in the U.S. and through a network of distributors outside the U.S.

The ALZET product is a miniature, implantable osmotic pump used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to four weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ.

We acquired the ALZET product and assets used primarily in the manufacture, sale and distribution of this product from ALZA in April 2000. We believe that the ALZET business provides us with innovative design and application opportunities for potential new products.

Ear Catheter Business

We currently market IntraEAR® catheters for delivery of fluids to the inner ear through a contract sales force in the U.S. and through a network of distributors outside the U.S. These catheter products have received 510K market approval from the FDA and European CE Mark approval.

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

Birmingham Polymers, Inc.

Birmingham Polymers, Inc. (BPI), an Alabama corporation, is a wholly-owned subsidiary of DURECT that designs, develops and manufactures for pharmaceutical clients a wide range of standard and custom polymers based on lactide, glycolide and caprolactone. These materials are manufactured and sold by BPI directly from its facility in Birmingham, Alabama and are used by DURECT and other BPI customers for a variety of controlled-release and medical-device applications, including several FDA-approved commercial products. BPI was a wholly-owned subsidiary of SBS when we acquired SBS on April 30, 2001. BPI became a wholly-owned subsidiary of DURECT when SBS was merged with and into DURECT on December 31, 2002.

BPI has approximately 6 employees and operates from a leased facility located in Birmingham, Alabama.

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

We market our IntraEAR catheters for delivering fluids to the inner ear through a contract sales force in the United States. In addition, we sell our catheters through distributors outside the U.S. We market and sell our ALZET product in the U.S. through a direct sales force, and we have a network of distributors for this product outside of the U.S.

Customers

A substantial portion of our product revenues is derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. Since our acquisition of the ALZET product line in April 2000, one customer accounted for 11% of our revenue in each of 2001 and 2002. We also receive revenue from collaborative research and development arrangements with our strategic partners.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. For our CHRONOGESIC product, we subcontract to third parties the manufacture of components of the DUROS system, which we then assemble. In 2001, we completed the construction of a flexible manufacturing facility to produce product for our clinical trials required for regulatory approval and market launch of our CHRONOGESIC product and to serve as a pilot facility for additional DUROS-based products under development. In 2002, we completed qualification and validation of this facility and used it to make clinical supplies for the Phase III trial that was initiated in June 2002 and subsequently discontinued. In addition, we are evaluating alternative strategies to meet our long-term commercial manufacturing needs.

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

Development and Commercialization Agreement with ALZA Corporation

On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation (presently a subsidiary of Johnson & Johnson), which was amended and restated on April 28, 1999, April 14, 2000 and October 1, 2002. Pursuant to this agreement, ALZA granted to us exclusive, worldwide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. Pursuant to amendments made to the agreement in October 1, 2002, our maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by us. In addition, as part of the amendments made to the agreement in October 1, 2002, ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate.

We have the exclusive right to commercialize each product developed under the agreement for a period of 20 years from the first commercial sale of the product in the U.S., Canada, Japan, France, Germany, Italy or the United Kingdom. We can extend this commercialization period at our option on a year-by-year basis. We must diligently procure required regulatory approvals and commercialize the products in order to maintain commercialization rights for such product. Under the agreement, we retain exclusive commercialization rights to products developed under this Agreement on a worldwide basis as long as DURECT has commercialized such products in selected major market countries. If we fail to meet the various diligence requirements, we may lose rights to commercialize products in some or all countries, including the U.S. and these rights would revert to ALZA. If we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field.

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

We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. If ALZA elects to manufacture the DUROS system for us after such change in control, we will pay ALZA its manufacturing costs plus 25% of such costs provided that ALZA may not charge us more than our fully allocated manufacturing costs (for the four calendar quarters prior to the commencement of supply by ALZA) plus 25% of such costs. If ALZA and we agree to have ALZA provide development services related to the DUROS system for us, we will pay ALZA its development costs, including research expenses (both direct and indirect, which are billed at a rate of 160% of direct research salaries), general and administrative expenses (at a rate of 80% of direct research salaries) and capital asset expenditures. In the years ended December 31, 1999, 2000, 2001 and 2002, we incurred development expenses of $1,182,000, $666,000, $98,000 and $19,000, respectively, for work performed by ALZA under the Development and Commercialization Agreement relating to our CHRONOGESIC and other DUROS-based products. ALZA invoices us quarterly for development services performed, with payments due within 30 days of our receipt of the invoice. See “Factors That May Affect Future Results—Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to negotiate to distribute selected products for us.”

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

In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock which was converted into 5,600,000 shares of our common stock concurrent with our initial public offering of common stock. As additional consideration, ALZA is entitled to receive a royalty on the net sales of products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive, excluding research and development funding, in an amount of 5% of such payment. In addition, commencing upon commercial sale of a product developed under the agreement, we are obligated to make minimum quarterly product payments at an annual rate of 1.5% of projected annual net product sales to ALZA based on our good faith projections for such net product sales, which minimum payments will be fully credited against the product royalty payments we must make to ALZA under the agreement. In connection with the amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $12 per share.

The term of our agreement with ALZA is for so long as we are obligated to make product payments to ALZA. Either party has the right to terminate the agreement in the event that the other party breaches a material obligation under the agreement and does not cure the breach in a timely manner. In addition, ALZA has the right to terminate the agreement if, at any time prior to July 2006, we solicit for employment or hire, without ALZA’s consent, a person who is or within the previous 180 days has been an employee of ALZA in the DUROS technology group. In the event that our rights terminate with respect to any product or country, or the agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize products which rights have reverted to ALZA, subject to payment of a royalty to us based on the net sales of the products by ALZA. The agreement is assignable by either party to an acquiror of all or substantially all of such party’s business.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2002, we held 11 issued U.S. patents and 4 issued foreign patents. In addition, we have 33 pending U.S. patent applications and have filed 33 patent applications under the Patent Cooperation Treaty, from which 55 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. In addition, pursuant to our agreement with ALZA, we have a license under a portfolio of pending, issued and future patents of ALZA which may cover our DUROS-based products depending on the attributes of such products.

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

Corporate History, Headquarters and Website Information

DURECT Corporation was incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 10240 Bubb Road, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our web site address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

Employees

As of February 28, 2003, including BPI, we had 130 employees, including 75 in research and development, 18 in manufacturing and 37 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant.

The executive officers of DURECT Corporation and their ages as of February 28, 2003 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	65	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	46	President, Chief Executive Officer and Director
Thomas A. Schreck	45	Chief Financial Officer and Director
Judy A. Magruder	44	Senior Vice President, Regulatory and Development
Tai Wah Chan, Ph.D.	58	Vice President, Pharmaceutical Research and Development
Edward M. Gillis	41	Vice President, Product Engineering
Randolph M. Johnson, Ph.D.	52	Vice President, Preclinical Research
Jean I Liu	34	Vice President, Legal and General Counsel
Timothy S. Nelson Lew Peterson.	39 55	Vice President, Business and Commercial Development Vice President, Manufacturing
Wallace B. Smith, Ph.D.	62	Vice President, Birmingham Operations
Arthur J. Tipton, Ph.D.	45	Vice President, SABER Technologies

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

Lew Peterson has served as our Vice President of Manufacturing since June 2002. Prior to that, Mr. Peterson was President of Anachro, Inc., a private company providing consulting in the area of biopharmaceutical manufacturing from September 2001 to June 2002. From February 1996 to August 2001,

Mr. Peterson held various positions at ALZA Corporation, including Senior Director, Implant Manufacturing from November 1998 to August 2001, Director, Aseptic Manufacturing Development from August 1996 to November 1998, as well as Manager, Aseptic Manufacturing Development from February 1996 to August 1996. Mr. Peterson holds a B.S. in Biology from Briar Cliff College.

Wallace B. Smith, Ph.D. has served as our Vice President of Birmingham Operations since January 2003. Prior to that, from April 2001 to December 2002, Dr. Smith was the President and General Manager of Southern BioSystems, Inc., a wholly owned subsidiary of ours, which was merged with and into DURECT on December 31, 2002. Previously, Dr. Smith served as the President and Chief Executive Officer of Southern BioSystems, Inc. from January 1997 to April 2001 and served as the Chief Executive Officer of Southern BioSystems, Inc. from July 1991 to April 2001. Dr. Smith holds a B.S. in Mathematics from Jacksonville State University, and an M.S. and Ph.D. in Physics from Auburn University.

Arthur J. Tipton, Ph.D. has served as our Vice President of SABER Technologies since January 2003. Prior to that, from April 2001 to December 2002, Dr. Tipton was the Vice President and Chief Scientific Officer of Southern BioSystems, Inc., a wholly owned subsidiary of ours, which was merged with and into DURECT on December 31, 2002. Previously, Dr. Tipton served as the Director of Matrix Delivery Systems and Vice President and Technical Director of Southern BioSystems, Inc. from April 1993 to April 2001. Dr. Tipton holds a B.S. in chemistry from Spring Hill College and a Ph.D. in Polymer Science and Engineering from University of Massachusetts.

Item 2.    Properties.

We are headquartered in Cupertino, California, where we lease approximately 30,000 square feet of space under a lease expiring in January 2004 with options to extend for up to an additional ten years. This facility contains both office and laboratory space and is also the site of the manufacturing facility we have constructed. In June 2001, we leased approximately 20,000 square feet of additional corporate office space in Cupertino, California, under a lease expiring in May 2006 with options to extend for up to an additional eight years. We also lease approximately 7,800 square feet of space in Vacaville, California, which contains manufacturing space for the ALZET product. Our lease of this facility expires in August 2003 with an option to extend for two years. Pursuant to our acquisition of SBS, we assumed a lease for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expires in May 2003, with options to extend for up to an additional ten years. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

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

Fiscal 2001	High	Low
Quarter ended March 31, 2001	$12.05	$3.69
Quarter ended June 30, 2001	$14.68	$5.50
Quarter ended September 30, 2001	$12.20	$6.30
Quarter ended December 31, 2001	$13.35	$6.70

Fiscal 2002	High	Low
Quarter ended March 31, 2002	$11.60	$6.67
Quarter ended June 30, 2002	$9.20	$5.90
Quarter ended September 30, 2002	$7.73	$2.96
Quarter ended December 31, 2002	$3.90	$1.97

The closing sale price of the common stock as reported on the Nasdaq National Market on February 28, 2003 was $1.55 per share. As of that date there were approximately 213 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In November 2002, we issued 1,533,742 shares of our common stock at a price of $3.26 per share in connection with the Development, Commercialization and Supply License Agreement with Endo Pharmaceuticals. In issuing these securities, we relied on Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Proceeds from Sales of Registered Securities

On September 27, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-35316) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $12.00 per share, generating gross offering proceeds of $84.0 million. The managing underwriters were Morgan Stanley Dean Witter, Chase H&Q, and CIBC World Markets. Our initial public offering closed on October 3, 2000. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $76.2 million. On November 1, 2000, the underwriters exercised their over-allotment option in part and purchased an additional 700,000 shares at the initial public offering price of $12.00 per share. The net proceeds of the over-allotment option, after deducting underwriters’ discount and other offering expenses, were approximately $7.8 million. After giving effect to the sale of the over-allotment shares, a total of 7,700,000 shares of common stock were offered and sold in the initial public offering with total net proceeds of $84.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. As of December 31, 2002, we used $77.1 million for development expenses related to our products including the allocation of certain general and administrative costs, and $7.9 million for the construction and validation of our new manufacturing facility. We invested the remainder of the net proceeds in investment grade securities.

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

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ending December 31, 2002, 2001, and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ending December 31, 1999 and the period from inception (February 6, 1998) to December 31, 1998, and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,				Period from inception (February 6, 1998) to December 31, 1998

	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue, net	$6,314	$6,166	$3,155	$86	$—
Collaborative research and development and other revenue	871	358	—	—	—

Total revenue	7,185	6,524	3,155	86	—

Operating expenses:
Cost of revenue	3,086	3,252	1,876	39	—
Research and development	29,535	24,472	12,669	5,181	466
Research and development—related party	19	98	666	1,182	243
Selling, general and administrative	10,970	8,779	4,874	2,109	585
Amortization of intangible assets	1,340	1,844	850	69	—
Stock-based compensation	1,204	3,451	5,043	865	149
Acquired in-process research and development	—	14,030	—	—	—

Total operating expenses	46,154	55,926	25,978	9,445	1,443

Loss from operations	(38,969)	(49,402)	(22,823)	(9,359)	(1,443)
Other income (expense):
Interest income	2,076	4,796	3,103	678	121
Interest expense	(280)	(322)	(131)	(27)	—

Net other income	1,796	4,474	2,972	651	121

Net loss	(37,173)	(44,928)	(19,851)	(8,708)	(1,322)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	972	602	—

Net loss attributable to common stockholders	$(37,173)	$(44,928)	$(20,823)	$(9,310)	$(1,322)

Basic and diluted net loss per common share	$(0.77)	$(0.97)	$(1.22)	$(1.76)	$(0.36)
Shares used in computing basic and diluted net loss per share	48,318	46,414	17,120	5,291	3,655

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$48,268	$76,622	$106,084	$18,933	$7,975
Working capital	41,856	54,463	105,060	15,921	7,664
Total assets	72,971	104,943	120,612	22,463	8,283
Long-term liabilities, net of current portion	1,604	2,147	1,105	189	83
Stockholders’ equity	66,182	97,048	115,254	20,728	7,749

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, 2001, and 2000 should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and “Factors that May Affect Future Results” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” and similar expressions are forward looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases, central nervous system disorders and asthma and the development of pharmaceutical products incorporating biotechnology agents.

Our lead product in development is the CHRONOGESICTM (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson & Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of a pilot aseptic manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if approved by the FDA.

In 2002, we announced positive results of our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002.

In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2003 after completing the required revisions to the clinical protocol and implementing the required design and manufacturing enhancements to the product.

We continue to research and develop other products for the treatment of chronic diseases using the DUROS system, as well as technologies we acquired through the acquisition of Southern BioSystems, Inc. (SBS) in April 2001. Effective December 31, 2002, SBS was merged with and into DURECT and ceased to be an independent legal entity. This merger was intended to provide more efficient management of our research and development efforts and operations. Birmingham Polymers, Inc. became a wholly owned subsidiary of DURECT as of December 31, 2002. In April 2002, we filed an investigational new drug application (IND) with the FDA to investigate the delivery of cromolyn sodium for the treatment of asthma. This IND was filed in connection with our efforts to develop a product to treat asthma and allergic rhinitis using one of our biodegradable drug delivery platforms, and we completed an initial clinical feasibility study in 2002.

In order to rapidly identify and fund additional product opportunities, we may partner with various companies who wish to explore the feasibility of combining their drug formulations with our drug delivery technologies to commercialize products. In addition, we may partner with companies who wish to collaborate on the development and commercialization of our existing products in development. Under these collaborative arrangements, we may agree to perform research and development activities to develop these products. We may also agree on royalty, distribution, or other rights once potential products are eventually commercialized. In 2002, we entered into the several partnering arrangements (See “DURECT Strategy—Enable Product Development Through Strategic Partnerships” in Item 1 Business). We intend to enter into additional collaborative partnering arrangements in the future.

Effective October 1, 2002, we entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and us effective April 28, 1999. The agreement provides us with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Pursuant to amendments made to the agreement on October 1, 2002, our maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by us.

In November 2002, we initiated a cost rationalization of our workforce in an effort to slow the growth of our expenditures, preserve capital, and further focus on bringing products to commercialization. As part of this reduction in force program, we eliminated 26 positions, or 16 percent of our workforce. Total severance benefits paid in 2002 were approximately $150,000. We did not have any assets write-down or intangible assets write-off associated with the reduction in force in 2002.

We currently generate product revenue from the sale of:

•	ALZET osmotic pumps for animal research use,

•	IntraEAR catheters, which have been used by physicians to treat inner ear disorders, and

•	LACTEL biodegradable polymers through our wholly owned subsidiary, BPI, which are used by our customers as raw materials in their pharmaceutical and medical products.

Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop products based on our drug delivery technologies.

Since our inception in 1998, we have had a history of operating losses. At December 31, 2002, we had an accumulated deficit of $113.6 million and our net losses were $37.2 million, $44.9 million and $20.8 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. Our net losses in 2001 also included the write-off of $14.0 million of in-process research and development acquired in our April 2001 acquisition of SBS. We expect our research and development expenses to modestly increase in the future as we continue to expand our clinical trials and research and development activities. We anticipate that we will support our research and development activities within existing corporate infrastructure, so we expect our general and administrative expenses to continue at current level in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities and contract research liabilities. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured. Incorrect assumptions at the time of sale about our customers’ ability to pay could result in an overstatement of revenue.

Revenue related to collaborative research and development with our corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Milestone and royalties payments, if any, will be recognized as earned. Incorrect determination of qualified expenses could result in greater or lesser revenue being recorded.

Revenue on cost-plus-fee contracts, such as other contract research and development revenue, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. For contracts that have a ceiling price or contract value, losses on contracts are recognized in the period in which the losses become known and estimable. Incorrect estimates as to percentage of completion or losses expected to be incurred could result in greater or lesser revenues or losses being recorded.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. We recorded a charge for acquired in-process research and development of $14.0 million during the year ended December 31, 2001, resulting from the acquisition of SBS in April 2001. This amount represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgements, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could have resulted in a greater or lesser amount being recorded. Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions in general. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the Commission’s rules and related guidance, as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by us. This could result in the restatement of previously filed financial statements of DURECT and could have a material adverse impact on the financial results for the periods subsequent to the acquisition.

As of January 1, 2002, goodwill is not amortized to expense but rather periodically assessed for impairment (see Recent Accounting Pronouncements). The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We assess the impairment of identifiable intangible assets, long-lived assets and related goodwill or enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was necessary. We also conducted an impairment review of our goodwill in the fourth quarter of 2002 and concluded that our goodwill was not impaired as of December 31, 2002. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

Accrued Liabilities and Contract Research Liabilities

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

Results of Operations

Comparison of years ended December 31, 2002 and 2001

Revenue.    Total revenues were $7.2 million in 2002 compared to $6.5 million in 2001. A significant portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our polymer and ear catheter products. Net product revenues were $6.3 million in 2002 compared to $6.2 million in 2001. The increase was primarily due to a modest increase in revenue from our ALZET mini pump product line.

We also recognize a portion of our revenue from collaborative research and development activities and certain service contract revenue recorded by SBS. We recorded $507,000 of collaborative research and development revenue in 2002 compared to none in 2001. Collaborative research and development revenue represent reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Total other revenue from service contracts provided by SBS was $364,000 in 2002 compared to $358,000 in 2001. The service contract revenues were related to certain feasibility evaluation agreements entered by SBS.

In the future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. In addition, we do not expect to generate any service contract revenues in the future. However, we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop products based on our drug delivery technologies.

In each of the fiscal years 2002 and 2001, one customer accounted for 11% of our revenues.

Cost of revenue.    Cost of revenue decreased to $3.1 million in 2002 from $3.3 million in 2001. Cost of revenue includes cost of product revenue and to a lesser extent, cost of contract research and development services provided by SBS. The decrease in cost of revenue was primarily due to manufacturing efficiencies achieved in our ALZET product line, partially offset by higher cost from performing contract research and development services at SBS. Cost of revenue associated with the product revenue decreased to $2.6 million in 2002 from $3.0 million in 2001. Cost of revenue on contract research and development increased to $503,000 in 2002 from $221,000 in 2001 as we incurred final costs related to these activities in 2002. As of December 31, 2002, we had 18 manufacturing employees compared with 21 as of the corresponding date in 2001. We expect cost of revenue to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and development.    Research and development expenses increased to $29.5 million in 2002 from $24.5 million in 2001. The increase was attributable to expanded research and development activities, especially related to the initiation of our pivotal Phase III clinical trial and continuing animal toxicological studies for our lead product, CHRONOGESIC. The increase was also attributable to continued investments in the research and development of other pharmaceutical systems based on our SABER and DURIN technologies and the hiring of additional research and development personnel during the first nine months of 2002. In the fourth quarter of 2002, we reduced our research and development workforce in order to conserve capital following the discontinuation of our pivotal Phase III clinical trial for CHRONOGESIC. As of December 31, 2002, we had 79 research and development employees compared with 78 as of the corresponding date in 2001. We expect research and development expenses to slightly decrease in the near term until the restart of clinical trials for CHRONOGESIC. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies, and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC.

Selling, general and administrative.    Selling, general and administrative expenses increased to $11.0 million in 2002 from $8.8 million in 2001. The increase was primarily due to a one-time expense of $1.7 million for strategic partner advisory services in connection with the Endo agreement, which was executed in the fourth quarter of 2002. As of December 31, 2002, we had 38 selling, general and administrative personnel compared with 43 as of the corresponding date in 2001. We expect selling, general and administrative expenses to continue at current level in the near term as we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets.    In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives of between 4 and 7 years. Amortization of intangible assets decreased to $1.3 million for 2002 from $1.8 million in 2001, primarily due to the adoption of SFAS 142. In 2002, goodwill and assembled workforce was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill and assembled workforce become impaired in the future, we may be required to record an impairment charge to write the goodwill and assembled workforce down to its estimated fair value.

The remaining amortizable intangible assets at December 31, 2002 were $4.1 million, which will be amortized as follows: $1.3 million in 2003, $1.2 million in each of the years 2004 and 2005, and $393,000 in the year 2006. We periodically evaluate these acquired intangible assets for impairment or obsolescence. Should these intangible assets become impaired, we may amortize them on an accelerated schedule or write them down to their estimated fair value.

Stock-based compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of SBS in April 2001 for the assumption of outstanding unvested stock options granted to employees and directors of that company. Of the total amount, we have amortized $10.5 million through December 31, 2002. We recorded $1.2 million of employee stock-based compensation, net of reversal of stock-based compensation of $750,000 related to employee terminations in 2002, compared with $3.5 million for 2001. Of these amounts, employee stock compensation related to the following: cost of revenue of $72,000 for 2002 and $146,000 for 2001; research and development expenses of $490,000 in 2002 and $2.1 million in 2001; and selling, general and administrative expenses of $507,000 for 2002 and $961,000 in 2001.

Non-employee stock compensation related to research and development expenses was $132,000 in 2002 and $217,000 in 2001. Non-employee stock compensation related to selling, general and administrative expenses was $3,000 in 2002 and $109,000 in 2001. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining deferred employee stock compensation at December 31, 2002 was $732,000, which will be amortized as follows: $610,000 in 2003, $102,000 in 2004, $18,000 in 2005, and $2,000 in 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Acquired in-process research and development.    Acquired in-process research and development was none for 2002 and $14.0 million for 2001. This charge resulted from the acquisition of SBS in April 2001 and represents the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use.

Other income (expense).    Interest income decreased to $2.1 million from $4.8 million in 2001. The decrease in interest income was primarily attributable to lower average outstanding balances of cash and investments that resulted from cash consumed by operations. We expect interest income to decline as our average outstanding investment balances decline. The decrease in interest expense of $280,000 for 2002 from $322,000 for 2001 was primarily due to the reduction in our overall debt obligations as principal is repaid.

Income taxes.    As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $86.0 million, which expire in the years 2018 through 2022 and federal research and development tax credits of approximately $ 930,000, which expire at various dates beginning in 2018 through 2022, if not utilized.

As of December 31, 2002, we had net operating loss carryforwards for state income tax purpose of approximately $35.0 million, which expire in the years 2008 through 2013 and state research and development tax credits of approximately $780,000, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2002 and 2001, we had net deferred tax assets of $36.1 million and $20.8 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Comparison of years ended December 31, 2001 and 2000

Revenue.    Total revenues were $6.5 million in 2001 compared to $3.2 million in 2000. The increase in 2001 revenue compared to the corresponding period in 2000 was primarily attributable to the acquisition of SBS in April 2001 and its related revenues from polymer sales and contract research and development, and to our selling the ALZET minipump product line throughout the entire year 2001. Total other revenue from service contracts provided by SBS was $358,000 in 2001 compared to none in 2000. In 2000, our revenues primarily resulted from sales of ALZET products subsequent to the acquisition of the ALZET product line in April 2000, with the remainder from our ear catheter products.

Cost of revenue.    Total cost of revenue increased to $3.3 million in 2001 from $1.9 million in 2000. Cost of revenue associated with the product revenue increased to $3.0 million in 2001 from $1.9 million in 2000. Cost of revenue on contract research and development increased to $221,000 in 2001 from none in 2000. The increase in cost of revenue is related to the cost of product revenue of our ALZET product line in the entire year of 2001 and cost of sales of polymers and contract research and development services which commenced following our acquisition of SBS in April 2001.

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

Amortization of intangible assets.    In connection with our acquisitions of IntraEAR, Inc., the ALZET product line and SBS, we acquired goodwill and other intangible assets. Amortization of intangible assets increased to $1.8 million for 2001 from $850,000 in 2000 primarily due to intangibles amortization related to our acquisition of SBS in April 2001 combined with a full year of intangibles amortization related to our acquisition of the ALZET product line in April 2000.

Stock-based compensation.    In 2001, we recorded $3.5 million of stock-based compensation, compared with $5.0 million for 2000. Of these amounts, employee stock compensation related to the following: cost of revenue of $146,000 for 2001 and $65,000 for 2000; research and development expenses of $2.1 million in 2001, and $3.1 million in 2000; and selling, general and administrative expenses of $961,000 in 2001 and $1.3 million in 2000.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $48.3 million, $76.6 million and $106.1 million at December 31, 2002, 2001 and 2000, respectively. This includes $2.9 million and $3.4 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2002 and 2001 respectively, which serve as collateral for letters of credit securing a leased facility and SBS bond payments. From inception through the time of our initial public offering, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. We raised $84.0 million, net of issuance costs, through our sale of stock in our initial public offering in 2000. The decrease in cash, cash equivalents and investments from 2000 to 2002 was primarily the result of increased operating and capital expenditures.

Working capital was $41.9 million, $54.5 million, and $105.1 million at December 31, 2002, 2001, and 2000, respectively. The decrease from 2000 to 2002 was primarily attributable to expenditures related to our research and development efforts in general, the construction of our new manufacturing facility, and purchases of certain long-term investments.

We used $31.3 million, $22.4 million, and $14.9 million of cash for operations in the years ended December 31, 2002, 2001, and 2000, respectively. The increase in 2002 compared to 2001 was primarily attributable to continuing net losses, offset by fewer non-cash charges. The increase in 2001 compared to 2000 was primarily attributable to increased net losses, offset by a non-cash charge of $14.0 million for acquired in-process research and development.

We received $27.9 million of cash from investing activities in the year ended December 31, 2002, compared with uses of $11.8 million and $52.7 in the years ended December 31, 2001 and 2000, respectively. The increase in cash provided by investing activities in 2002 compared to 2001 was due to higher net proceeds from the maturities of investments and lower capital expenditures as we completed the construction and validation of our manufacturing facility in 2002. The decrease in cash used in investing activities in 2001 compared to 2000 was due to lower net purchases of investments offset by an increase in capital expenditures incurred to construct our new manufacturing facility.

We received $4.9 million, $131,000, and $110.4 million of cash from financing activities in the years ended December 31, 2002, 2001, and 2000, respectively. In 2002, cash received related primarily to $5.0 million of proceeds from the sale of restricted stock to Endo Pharmaceutical, a collaboration partner. In 2001, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, offset by payments on equipment loans. Cash received from financing activities in 2000 was primarily the result of our initial public offering.

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time after November 2001, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if the Company calls the bonds in November 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged.

In January 2003, we refinanced the existing equipment loan and leases obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured with a certificate of deposit we placed with the same bank. We do not have any lines of credit or available balances on any lease lines.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop, and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows:

Contractual Obligations	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$170	$180	$190	$200	$675	$1,415
Contract research obligations	250	—	—	—	—	250
Capital leases and equipment loans	601	139	—	—	—	740
Operating lease obligations	2,346	1,505	1,416	599	—	5,866

Total contractual cash obligations	$3,367	$1,824	$1,606	$799	$675	$8,271

We also anticipate incurring capital expenditures of at least $1 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our products and our collaborative research and development activities.

Under the Endo common stock purchase agreement, we are required to file a registration statement on Form S-3 with the SEC to register the 1,533,742 shares of our common stock sold no later than November 8, 2003. In the event that the registration statement is not declared effective by the SEC by November 8, 2003, we will pay to Endo an amount equal to a daily rate of 2.0% of the purchase price of $5.0 million as liquidated damages until the date that the SEC declares the registration statement effective. We expect to have the registration statement declared effective before November 8, 2003. However, there can be no assurance that the SEC will declare the registration statement effective before the deadline.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of the amortization of goodwill and assembled workforce to be replaced with the periodic evaluation of intangibles for impairment. In 2002, SFAS 142 became effective and as a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. We recorded approximately $729,000 of amortization on these amounts during 2001 and would have recorded approximately $889,000 of amortization during 2002. We were required to perform an initial impairment review of our goodwill and intangible assets in 2002 and impairment reviews at least annually thereafter. The initial review was completed during the second quarter of 2002 and we found no indicators of impairment. We also performed an impairment review in the fourth quarter of 2002 and again found no indicators of impairment. However, there can be no assurance that at the time other periodic reviews are completed a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which we adopted in 2002 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. Our adoption of SFAS 144 in the first quarter of 2002 did not have a material effect on our results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions for this Form 10-K. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our results of operations or financial position.

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), portions of which immediately impact Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is expected to have far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material change in its practices as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act calls for additional regulations and requirements of publicly-traded companies, many of which have yet to be issued.

Factors that May Affect Future Results

In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating our business and prospects:

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have not finalized the system design of our lead product, CHRONOGESIC, and must still complete necessary design changes and enhancements to the product prior to continuing clinical trials for the product. In addition, even after we complete the final design of the product, the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We have not selected the drug dosages nor finalized the system design of any other pharmaceutical system including those based on our SABER™, DURIN™ and MICRODUR™ delivery platforms, and we may not be able to complete the design of any additional products. We are continuing testing and development of our products and may explore possible design changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC product or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of December 31, 2002, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which we have not planned or anticipated that could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2003 after completing the required revisions to the clinical protocol and implementing the required design and manufacturing enhancements to the product.

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

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. For example, in August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study for the CHRONOGESIC product initiated in June 2002 until the clinical trial protocol is amended and approved by the FDA to provide for additional patient monitoring and data collection. We will not be able to enroll patients in our clinical trials for the CHRONOGESIC product until the FDA approves our amendments to the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. We may not be able to timely reach agreement with the FDA on such protocol amendments or on the required data we must collect to continue with our clinical trials or eventually commercialize our product.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2002, had an accumulated deficit of approximately $113.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, BPI and collaborative and contract research and development revenues from our former wholly owned subsidiary, SBS, now merged into DURECT. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our products;

•	competing technological and market developments;

•	market acceptance of our products; and

•	costs for recruiting and retaining employees and consultants.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, we may raise capital through the sale of equity securities or convertible debt securities, which would create additional dilution.

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

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of December 31, 2002, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented.

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

If we are unable to manufacture product in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, we could experience a delay in our clinical trials and the commercial sale of our DUROS-based pharmaceutical systems. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for our clinical trials and commercial launch. We may also choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system products to third parties which have not been approved by ALZA. If we cannot manufacture product in time to meet our clinical or commercial requirements or at an acceptable cost, our operating results will be harmed.

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

Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems and gives ALZA a first right to negotiate to distribute selected products for us

In April 1998, we entered into a development and commercialization agreement with ALZA Corporation, which was amended and restated in April 1999, April 2000 and October 2002. ALZA was acquired by Johnson & Johnson in June 2001 and has since operated as a wholly owned subsidiary. Our agreement with ALZA gives us exclusive rights to develop, commercialize and manufacture products using ALZA’s DUROS technology to deliver by catheter:

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

ALZA also has an exclusive option to distribute any DUROS-based pharmaceutical system we develop to deliver non-proprietary cancer antigens worldwide. The terms of any distribution arrangement have not been set and are to be negotiated in good faith between ALZA and us. ALZA’s option to acquire distribution rights limits our ability to negotiate with other distributors for these products and may result in lower payments to us than if these rights were subject to competitive negotiations. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party. These rights do not apply to products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to the commencement of human clinical trials.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 2002, we held 11 issued U.S. patents and 4 issued foreign patents. In addition, we have 33 pending U.S. patent applications and have filed 33 patent applications under the Patent Cooperation Treaty, from which 55 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third party vendors to perform blood plasma assays in connection with our clinical trials for CHRONOGESIC, to perform quality control services related to components of our DUROS-based pharmaceutical systems, and to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on Chesapeake Biological Labs, Inc. to perform the final manufacturing steps of our CHRONOGESIC product, and we may choose to rely on a third party manufacturer again. See “We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product, which expires in September 2004. Additionally, we have a supply agreement with a third party vendor to supply us with titanium components of our DUROS-based pharmaceutical systems until April 2004. Other than these agreements, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We will not control sales and distribution for our pharmaceutical systems

We recently entered into an agreement with Endo Pharmaceuticals, Inc. related to the promotion and distribution of our CHRONOGESIC product in the U.S. and Canada once it is approved for commercialization. In addition, we have entered into several agreements with third party companies under which we will collaborate with such companies to develop select pharmaceutical system products and such third parties will have the right to promote and distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. These agreements make us dependent on third parties to sell and distribute our pharmaceutical systems. These third parties may have similar or more established relationships with our competitors, which may reduce their interest in selling our products. Other than these agreements with third party companies, we have yet to establish marketing, sales or distribution capabilities for our pharmaceutical system products.

We compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third party collaborations may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

If we are unable to train physicians to use our pharmaceutical systems to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of our pharmaceutical systems will require extensive training of numerous physicians on the proper and safe use of our products. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

Some of our products contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our products currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our CHRONOGESIC, spinal opioid and oral opiate products under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our products containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our products containing controlled substances.

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

However, we will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill beginning in 2002. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was required. We performed the annual assessment in the fourth quarter of 2002 and determined that goodwill was not impaired. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since our acquisition of SBS, now merged into DURECT, due to our engagement in the business of manufacturing and selling biodegradable polymers through our subsidiary Birmingham Polymers, Inc. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the twelve months ending December 31, 2002, was 91,294 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. Pursuant to a Common Stock Purchase Agreement with Endo Pharmaceuticals, Inc., we are required to register 1,533,742 shares of our common stock for resale on or before November 8, 2003. Certain of our investors also have rights to have unregistered shares of common stock registered at the same time. Once registered, shares become tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2002, approximately 95% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 29% of our investment portfolio matures less than 90 days from the date of purchase.

In October 1998, we financed the purchase of certain equipment through a bank loan of $400,000 with a variable interest rate. The average interest rates were 6% and 7.96% in 2002 and 2001, respectively. At December 31, 2002 and 2001, we had loans outstanding in the amounts of $0 and $56,000, respectively.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2002 by year of maturity (dollars in thousands):

	2003	2004	Total
Cash equivalents:
Fixed rate	$12,669	—	$12,669
Average fixed rate	1.60%	—	1.60%
Variable rate	$1,304	—	1,304
Average variable rate	1.54%	—	1.54%
Short-term investments:
Fixed rate	$18,151	—	$18,151
Average fixed rate	3.98%	—	3.98%
Variable rate	$13,450	—	$13,450
Average variable rate	1.53%	—	1.53%
Long-term investments:
Fixed rate	$—	$2,578	$2,578
Average fixed rate	—	2.46%	2.46%

Total investment securities	$45,575	$2,578	$48,152

Average rate	2.31%	2.46%	2.13%

Item 8.     Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

DURECT Corporation

We have audited the accompanying consolidated balance sheets of DURECT Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DURECT Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 24, 2003

DURECT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
A S S E T S
Current assets:
Cash and cash equivalents	$14,089	$12,596
Short-term investments	28,711	42,608
Accounts receivable, net of allowances of $207 and $263, respectively	944	818
Inventories	1,707	1,864
Prepaid expenses and other current assets	1,590	2,325

Total current assets	47,041	60,211

Property and equipment, net	11,625	13,136
Goodwill	4,716	4,716
Intangible assets, net	4,121	5,462
Long-term investments	2,578	18,016
Restricted investments	2,890	3,402

Total assets	$72,971	$104,943

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$352	$2,003
Accrued liabilities	2,123	2,077
Accrued construction in progress	—	342
Contract research liability	1,128	580
Accrued liabilities to related party	17	15
Deferred revenue	948	48
Equipment financing obligations, current portion	447	523
Bonds payable, current portion	170	160

Total current liabilities	5,185	5,748
Equipment financing obligations, noncurrent portion	134	581
Bonds payable, noncurrent portion	1,245	1,415
Other long-term liabilities	225	151

Commitments

Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at December 31, 2002 and 2001 respectively; 50,443 and 48,758 shares issued and outstanding at December 31, 2002 and 2001, respectively	5	4
Additional paid-in capital	194,312	189,396
Notes receivable from stockholders	(469)	(597)
Deferred compensation	(732)	(2,551)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	102	659
Accumulated deficit	(113,556)	(76,383)

Stockholders’ equity	66,182	97,048

Total liabilities and stockholders’ equity	$72,971	$104,943

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Product revenue, net	$6,314	$6,166	$3,155
Collaborative research and development and other revenue	871	358	—

Total revenue	7,185	6,524	3,155

Operating expenses:
Cost of revenue	3,086	3,252	1,876
Research and development	29,535	24,472	12,669
Research and development—related party	19	98	666
Selling, general and administrative	10,970	8,779	4,874
Amortization of intangible assets	1,340	1,844	850
Stock-based compensation(1)	1,204	3,451	5,043
Acquired in-process research and development	—	14,030	—

Total operating expenses	46,154	55,926	25,978

Loss from operations	(38,969)	(49,402)	(22,823)
Other income (expense):
Interest income	2,076	4,796	3,103
Interest expense	(280)	(322)	(131)

Net other income	1,796	4,474	2,972

Net loss	(37,173)	(44,928)	(19,851)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	972

Net loss attributable to common stockholders	$(37,173)	$(44,928)	$(20,823)

Net loss per common share, basic and diluted	$(0.77)	$(0.97)	$(1.22)

Shares used in computing basic and diluted net loss per share	48,318	46,414	17,120

(1)	Stock-based compensation related to the following:
Cost of revenue	$72	$146	$65
Research and development	622	2,235	3,426
Selling, general and administrative	510	1,070	1,552

	$1,204	$3,451	$5,043

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties and Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 1999	23,931	$2	8,502	$1	$34,642	$(33)	$(3,252)	$—	$—	$(10,632)	$20,728
Issuance of a warrant to purchase 31 shares of convertible preferred stock to equipment lessor	—	—	—	—	190	—	—	—	—	—	190
Exercise of a warrant for common stock by an equipment lessor	—	—	27	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for notes receivable and cash	—	—	1,833	—	747	(619)	—	—	—	—	128
Issuance of Series C convertible preferred stock for cash net of issuance costs of $45	3,572	—	—	—	24,955	—	—	—	—	—	24,955
Issuance of common stock net of issuance cost of $7 and a warrant to purchase 1,000 shares of common stock to ALZA corporation for commercial rights and reduced royalties	—	—	1,000	—	13,473	—	—	—	—	—	13,473
Deferred royalties and commercial rights	—	—	—	—	—	—	—	(13,480)	—	—	(13,480)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	—	—	972	—	—	—	—	(972)	—
Issuance of common stock in initial public offering, net of issuance costs of $8,361	—	—	7,700	1	84,038	—	—	—	—	—	84,039
Conversion of convertible preferred stock to common stock upon initial public offering	(27,503)	(2)	27,503	2	—	—	—	—	—	—	—
Deferred compensation related to stock options, net of amortization	—	—	—	—	6,002	—	(1,578)	—	—	—	4,424
Noncash charges related to stock options issued to non-employees	—	—	—	—	619	—	—	—	—	—	619
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	(19,851)	(19,851)

Total comprehensive net loss	—	—	—	—	—	—	—	—	—	—	(19,822)

Balance at December 31, 2000	—	$—	46,565	$4	$165,638	$(652)	$(4,830)	$(13,480)	$29	$(31,455)	$115,254

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties and Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	46,565	$4	$165,638	$(652)	$(4,830)	$(13,480)	$29	$(31,455)	$115,254
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	—	—	253	—	788	—	—	—	—	—	788
Repayment of notes receivable	—	—	—	—	—	55	—	—	—	—	55
Issuance of common stock and assumption of options and warrants in connection with acquisition of Southern BioSystems, Inc.	—	—	1,940	—	22,716	—	(918)	—	—	—	21,798
Amortization of deferred stock compensation	—	—	—	—	—	—	3,125	—	—	—	3,125
Reversal of deferred compensation related to cancelled employee stock options	—	—	—	—	(72)	—	72	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	—	—	326	—	—	—	—	—	326
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	630	—	630
Net loss	—	—	—	—	—	—	—	—	—	(44,928)	(44,928)

Total comprehensive net loss	—	—	—	—	—	—	—	—	—	—	(44,298)

Balance at December 31, 2001	—	$—	48,758	$4	$189,396	$(597)	$(2,551)	$(13,480)	$659	$(76,383)	$97,048
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	—	—	251	—	579	—	—	—	—	—	579
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	—	—	(100)	—	(47)	25	—	—	—	—	(22)
Repayment of notes receivable	—	—	—	—	—	103	—	—	—	—	103
Issuance of common stock to corporate partner for cash.	—	—	1,534	1	4,999	—		—	—	—	5,000
Amortization of deferred stock compensation	—	—	—	—	—	—	1,069	—	—	—	1,069
Reversal of deferred compensation related to cancelled employee stock options	—	—	—	—	(750)	—	750	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	—	—	135	—	—	—	—	—	135
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	—	—	—	—	—	(37,173)	(37,173)

Total comprehensive net loss	—	—	—	—	—	—	—	—	—	—	(37,730)

Balance at December 31, 2002	—	$—	50,443	$5	$194,312	$(469)	$(732)	$(13,480)	$102	$(113,556)	$66,182

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(37,173)	$(44,928)	$(19,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,319	3,298	1,500
Noncash charges related to stock-based compensation	1,204	3,451	5,043
Acquired in-process research and development	—	14,030	—
Changes in assets and liabilities:
Accounts receivable	(126)	1,117	(1,164)
Inventories	157	1,117	(2,494)
Prepaid expenses and other assets	735	(1,068)	(354)
Accounts payable	(1,651)	1,068	175
Accrued liabilities	(222)	(764)	2,415
Accrued liabilities to related party	2	(39)	(267)
Contract research liability	548	290	110
Deferred Revenue	900	—	—

Total adjustments	5,866	22,500	4,964

Net cash and cash equivalents used in operating activities	(31,307)	(22,428)	(14,887)

Cash flows from investing activities
Purchase of property and equipment	(1,413)	(7,358)	(3,801)
Purchase of available-for-sale securities	(30,639)	(73,906)	(58,277)
Proceeds from maturities of available-for-sale securities	59,929	69,892	13,994
Payment for acquisitions, net of cash acquired	—	(437)	—
Acquisition of intangible assets	—	—	(4,636)

Net cash and cash equivalents provided by (used in) investing activities	27,877	(11,809)	(52,720)

Cash flows from financing activities
Net proceeds from equipment financing obligations	—	—	1,611
Payments on equipment financing obligations	(577)	(562)	(280)
Payment on long term debt	(160)	(150)	—
Net proceeds from issuances of common stock and stockholders’ notes	5,660	843	84,160
Net proceeds from issuances of convertible preferred stock	—	—	24,955

Net cash and cash equivalents provided by financing activities	4,923	131	110,446

Net increase (decrease) in cash and cash equivalents	1,493	(34,106)	42,839
Cash and cash equivalents at beginning of year	12,596	46,702	3,863

Cash and cash equivalents at end of year	$14,089	$12,596	$46,702

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$294	$268	$81

Notes receivable issued in connection with exercise of stock options	$—	$—	$619

Issuance of common stock and assumption of stock options and warrants in acquisition of Southern BioSystems, Inc.	$—	$22,716	$—

Issuance of warrants to equipment lessor	$—	$—	$190

Issuance of stock and warrants to Alza Corporation	$—	$—	$13,480

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company’s lead product, the CHRONOGESIC™ (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company has several products under development in the areas of pain, cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery of drugs to the inner ear which physicians have used in the treatment of ear disorders. In addition, the Company conducts research and development of pharmaceutical products with third party pharmaceutical and biotechnology company partners.

Birmingham Polymers, Inc., a wholly owned subsidiary of the Company develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products. BPI was a wholly-owned subsidiary of Southern BioSystems, Inc. (SBS) when the Company acquired SBS on April 30, 2001. BPI became a wholly-owned subsidiary of the Company when SBS was merged with and into the Company on December 31, 2002.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities of greater than 90 days from the date of purchase but less than one year are classified as short-term investments, while investments with maturities beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customer and Product Line Concentrations

A substantial portion of our revenue is derived from our ALZET product line, which accounted for 69%, 74% and 89% of our total revenues in fiscal years 2002, 2001 and 2000. In fiscal years 2002, 2001 and 2000, one customer accounted for 11%, 11% and 14% of the Company’s revenues, respectively. Revenue by geographic region for the years 2002, 2001, and 2000 is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$5,085	$4,300	$2,161
Japan	782	728	443
Europe	711	1,078	371
Other	607	418	180

Total	$7,185	$6,524	$3,155

Revenues by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$187	$174
Work in-process	534	694
Finished goods	986	996

Total inventories	$1,707	$1,864

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. Acquired in-process research and development without alternative future use is charged to operations when acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires the elimination of the amortization of goodwill and assembled workforce to be replaced with the periodic evaluation of intangibles for impairment. Accordingly, beginning in fiscal 2002, the Company ceased amortizing goodwill and assembled workforce and instead assesses goodwill and assembled workforce for impairment on at least an annual basis in accordance with SFAS 142.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2002, there have been no such impairment losses. The Company adopted the provisions of SFAS 144 effective January 1, 2002, prior to which the Company followed the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of (see “Recent Accounting Pronouncements” below).

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for StockIssued to Employees (APB 25), and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, Accounting forStock-Based Compensation (SFAS 123). Under APB 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options.

At December 31, 2002, the company has five stock-based employee compensation plans, which are described more fully in Note 10. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Year Ended December 31
	2002	2001	2000
Net loss attributable to common stockholders	$(37,173)	$(44,928)	$(20,823)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,070	3,125	4,424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,337)	(7,811)	(4,960)

Pro forma net loss	$(41,440)	$(49,614)	$(21,359)

Net loss per share:
Basic and diluted—as reported	$(0.77)	$(0.97)	$(1.22)

Basic and diluted—pro forma	$(0.86)	$(1.07)	$(1.25)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of equity instruments granted to non-employees is periodically remeasured as the underlying options vest.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in other comprehensive income or loss. For the year ended December 31, 2002, the Company’s total comprehensive loss was $37.7 million compared to its net loss of $37.2 million. For the year ended December 31, 2001, the Company’s total comprehensive loss was $44.3 million compared to its net loss of $44.9 million. For the year ended December 31, 2000, the Company’s total comprehensive loss was $19.8 million compared to its net loss of $19.9 million. The difference between net loss and comprehensive loss in all periods results from unrealized gains or losses on available-for-sale investments.

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

Net Loss Per Share

Basic net loss per share is calculated as net loss attributable to common stockholders divided by the weighted-average number of common shares outstanding, less the weighted average number of common shares during the year subject to repurchase or held in escrow pursuant to an acquisition agreement. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e. options and warrants to purchase common stock) outstanding during the year, if dilutive, using the treasury stock method.

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

	Year ended December 31,
	2002	2001	2000
Net loss	$(37,173)	$(44,928)	$(19,851)
Less: accretion of cumulative dividend on Series B preferred stock	—	—	972

Net loss attributable to common stockholders	$(37,173)	$(44,928)	$(20,823)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	48,970	47,596	19,752
Less: weighted-average shares subject to repurchase	(652)	(1,182)	(2,632)

Weighted-average shares used in computing basic and diluted net loss per share	48,318	46,414	17,120

Basic and diluted net loss per share	$(0.77)	$(0.97)	$(1.22)

Pro forma:
Net loss			$(19,851)

Shares used above			17,120
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock			19,539

Shares used in computing pro forma basic and diluted net loss per share			36,659

Pro forma basic and diluted net loss per share			$(0.54)

The computation of diluted net loss per share for the fiscal year ended December 31, 2002 excludes the impact of options to purchase 4.2 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 365,000 shares of common stock subject to repurchase, at December 31, 2002, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2001 excludes the impact of options to purchase 3.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 888,000 shares of common stock subject to repurchase, at December 31, 2001, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2000 excludes the impact of options to purchase 1.3 million shares of common stock, a warrant to purchase 1.0 million shares of common stock, 1.4 million shares of common stock subject to repurchase, at December 31, 2000, and weighted impact, prior to the time of conversion, of 27.5 million shares of convertible preferred stock which were converted to 27.5 million shares of common stock at our initial public offering in September 2000, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of good sold for all periods presented.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 establishes new standards for goodwill, including the elimination of the amortization of goodwill and assembled workforce to be replaced with the periodic evaluation of intangibles for impairment. In 2002, SFAS 142 became effective and as a result, the Company ceased amortizing approximately $4.7 million of goodwill and assembled workforce. The Company recorded approximately $341,000 and $729,000 of amortization on these amounts during 2000 and 2001 and would have recorded approximately $889,000 of amortization during 2002. Management was required to perform an initial impairment review of the Company’s goodwill and intangible assets in 2002 and an annual impairment review thereafter. The initial review was completed during the second quarter of 2002 and we found no indicators of impairment. We also performed an impairment review in the fourth quarter of 2002 and again found no indicators of impairment. However, there can be no assurance that at the time other periodic reviews are completed a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which we adopted in 2002 and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. Our adoption of SFAS 144 in the first quarter of 2002 did not have a material effect on our operating results or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our operating results or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ending after December 15, 2002. We adopted the disclosure provisions for this Form 10-K. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our results of operations or financial position.

2.     Strategic Agreements

Agreements with ALZA

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (ALZA) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,00 shares of common stock concurrent with our initial public offering in 2000, to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of up-front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding.

In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and up-front payments to ALZA by the Company under the agreement. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The deemed fair value of the stock and the warrant was $13.5 million (See Note 10). This value was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders’ equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. The Company will periodically evaluate the recoverability of these amounts and assess whether any indicators of impairment have occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

Effective October 1, 2002, the Company entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and the Company effective April 28, 1999 and April 14, 2000. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Pursuant to amendments made to this agreement, the Company’s maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by the Company.

In the years ended December 31, 2002, 2001 and 2000, the Company incurred development expenses of $19,000, $98,000 and $666,000, respectively, for work performed by ALZA, of which $24,000, $133,000 and $941,000 was paid during the years ended December 31, 2002, 2001 and 2000, respectively.

Agreement with Endo Pharmaceuticals

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. Under the terms of the agreement, the Company will be responsible for the CHRONOGESIC product’s design and development.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Once the Company’s clinical trials for the CHRONOGESIC product are restarted, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of the Company’s prior development costs for the product upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. The Company will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The Company’s share of such profits from the commercialization of the product is anticipated to be 50% based on the Company’s projected financial performance of the product in the U.S. and Canada.

In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. The Company paid $1,660,000 to an investment bank for strategic advisory services as a result of executing this agreement. Under the Endo common stock purchase agreement, the Company is required to file a registration statement with the SEC for resale no later than November 8, 2003. In the event that the registration statement is not declared effective by the SEC after November 8, 2003, the Company will pay to Endo an amount equal to a daily rate of 2.0% of the purchase price of $5.0 million as liquidated damages until the date that the SEC declares the registration statement effective. The Company expects to have the registration statement declared effective before November 8, 2003.

Agreements with other strategic partners

In 2002, the Company also entered collaboration research and development agreements with Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation, BioPartners, GmbH and a feasibility evaluation agreement with Cardinal Health Pharmaceutical Technologies and Service Center to develop drugs combining with our drug delivery technologies. Under these collaborative research and development agreements, the strategic partners reimburse to the Company all or portion of the research and development expenses incurred by the Company in connection with these partnering programs. In addition, the company received an upfront payment of $900,000 from a strategic partner upon execution of the collaboration agreement. The company recorded the upfront payment as deferred revenue.

3.    Acquisitions

ALZET

On April 14, 2000, the Company acquired from ALZA the ALZET product line and certain assets used primarily in the manufacture, sale and distribution of this product. This acquisition provides the Company with an ongoing business of making and selling this product worldwide. The total purchase price consisted of approximately $8.3 million in cash. The purchase price was allocated to the tangible and identifiable intangible assets acquired on the basis of their estimated fair values, as follows (in thousands):

Tangible assets	$3,634
Completed technology	1,540
Other intangibles	1,880
Goodwill	1,216

Total purchase price	$8,270

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of the ALZET product has been accounted for as a purchase, with the results of ALZET’s operations included in the Company’s results of operations from the date of acquisition.

Southern BioSystems, Inc.

On April 30, 2001, the Company acquired Southern BioSystems, Inc. (SBS), a privately held Alabama corporation, that designs, develops, licenses and manufactures controlled-release products, and through its wholly-owned subsidiary, Birmingham Polymers, Inc., SBS also designs, develops and manufactures biodegradable polymers. SBS was merged with and into the Company as of December 31, 2002. Under the terms of the acquisition, the Company issued 1,939,731 shares of common stock, as well as reserved 1,030,639 shares for issuance upon the exercise of outstanding SBS options and warrants, in exchange for all of SBS’s outstanding equity interests, and assumed SBS’s liabilities, including $1.7 million in debt. The total purchase consideration was $23.3 million. The transaction was accounted for as a purchase.

As of December 31, 2001, 142,903 shares of common stock issued to SBS shareholders were held in escrow according to the merger agreement. These shares were not included in the calculation of weighted average shares of outstanding common stock for the year ended December 31, 2001. These shares were released from the escrow account and delivered to SBS shareholders on April 30, 2002 as certain conditions stipulated in the merger agreement were met.

The Company recorded $918,000 of unearned compensation related to the intrinsic value of approximately 208,000 unvested employee options assumed in connection with the acquisition. This amount is being expensed as stock compensation ratably over the vesting period of the options, generally five years from the grant date. Direct transaction costs related to the acquisition were approximately $550,000.

The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SBS subsequent to the acquisition date. The cost of acquisition was allocated to the tangible net assets acquired, the intangible assets acquired, and in-process research and development based on their estimated fair values as determined by an independent appraisal. The cost of acquisition was allocated as follows (in thousands):

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

A valuation of the purchased assets was undertaken to assist us in determining the estimated fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

procedures and techniques were utilized in determining the estimated fair value of the acquired in-process research and development. To determine the value of the technology in-process, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.0 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of core technology, developed technology, assembled workforce and goodwill, were assigned a value of $6.8 million. Excluding the goodwill and assembled workforce, the intangible assets will be amortized over their estimated useful lives of four to ten years. Management believes that the amounts are reasonable and reflect the estimated fair value of the assets acquired.

4.    Goodwill and Intangible Assets

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2002
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,348)	$2,092
Patents	410	(190)	220
Other intangible assets	3,260	(1,451)	1,809

Total	$7,110	$(2,989)	$4,121

	December 31, 2001
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(715)	$2,725
Patents	410	(132)	278
Other intangible assets	3,260	(801)	2,459

Total	$7,110	$(1,648)	$5,462

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2002 was $4.1 million, which will be amortized as follows: $1.3 million in 2003, $1.2 million in each of the years 2004 and 2005, and $393,000 in the year 2006. Should other intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill and assembled workforce totaled $4.7 million at December 31, 2002. On January 1, 2002, the Company adopted SFAS 142 and ceased amortizing goodwill and assembled workforce. In addition, the Company reclassified the remaining balance of $855,000 of assembled workforce to goodwill. For comparative purposes we have also reflected this reclassification in the balance sheet as of December 31, 2001. The Company also began periodically evaluating acquired other intangible assets for impairment or obsolescence. In 2002, goodwill and assembled workforce were evaluated and no indicators of impairment were noted. Should goodwill and assembled workforce become impaired, we may be required to record an impairment charge to write the goodwill and assembled workforce down to their estimated fair value.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable periods until pre-adoption periods are no longer presented. The following tables

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjust the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net loss attributable to common stockholders	$(37,173)	$(44,928)	$(20,823)
Add back SFAS 142 adjustments:
Goodwill amortization	—	493	250
Assembled workforce amortization	—	236	91

Adjusted net loss attributable to common stockholders	$(37,173)	$(44,199)	$(20,482)

Adjusted net loss per share	$(0.77)	$(0.95)	$(1.20)

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The following is a summary of available-for-sale securities as of December 31, 2002 and 2001 (in thousands):

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,305	$—	$—	$1,305
Commercial paper	15,281	1	(2)	15,280
Market auction preferreds	13,450	—	—	13,450
Corporate bonds and notes	9,319	26	—	9,345
Federal agency debt securities	8,083	60	—	8,143
Others	612	18	—	630

	$48,050	$105	$(2)	$48,153

Reported as:
Cash and cash equivalents	$13,970	$4	$—	$13,974
Short-term investments	28,618	93	—	28,711
Long-term investments	2,570	8	—	2,578
Restricted investments	2,892	—	(2)	2,890

	$48,050	$105	$(2)	$48,153

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Commercial paper	9,645	—	(1)	9,644
Market auction preferreds	6,900	—	—	6,900
Corporate bonds and notes	28,627	446	—	29,073
Federal agency debt securities	26,210	235	(23)	26,422
Others	629	2	—	631

	$76,168	$683	$(24)	$76,827

Reported as:
Cash and cash equivalents	$12,802	$—	$(1)	$12,801
Short-term investments	42,247	368	(7)	42,608
Long-term investments	17,749	283	(16)	18,016
Restricted investments	3,370	32	—	3,402

	$76,168	$683	$(24)	$76,827

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2002 and 2001, by contractual maturity (in thousands):

	2002		2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$45,480	$45,575	$55,049	$55,409
Mature after one year through two years	2,570	2,578	21,119	21,418

Total	$48,050	$48,153	$76,168	$76,827

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Equipment	$8,410	$5,429
Leasehold improvement	8,329	2,170
Construction-in-progress	17	7,744

	16,756	15,343
Less accumulated depreciation	(5,131)	(2,207)

Property and equipment, net	$11,625	$13,136

At December 31, 2002 and 2001, equipment, which has been collateralized as security for the Company’s equipment financing facility, was approximately $1,618,000 and $2,011,000, respectively. Accumulated depreciation related to collateralized assets was approximately $1,162,000 and $1,111,000 as of December 31, 2002 and 2001, respectively.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Restricted Investments

In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease for the Company’s office facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in June 2006, but may be reduced by $200,000 annually provided timely rental payments are made. In 2001 and 2002, timely payments were made and $200,000 was therefore released from restriction in mid 2002.

In July 2001, the Company also deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Notes 3 and 9). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time after November 2001, or the bond’s maturity date in November 2009. In 2002, as allowed under the guarantee agreement, approximately $300,000 of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

8.     Equipment Financing Obligations

In October 1998, the Company financed the purchase of certain equipment through a bank loan. The loan was renewed in April 1999 and the amount of the loan was increased to $400,000 from $250,000 in June 1999, with an interest rate increase to 1.25% plus the bank’s base rate from 0.5% plus the bank’s base rate ( weighted average rates of 6.00% and 7.96% in 2002 and 2001). This loan was repayable in equal monthly installments over three years (payments commenced in April 1999 and concluded in April 2002). This equipment loan was secured by substantially all of the Company’s assets. In April 2002, this term loan was fully paid off.

In January 2000, the Company amended and restated the loan agreement to include a one-time advance of $750,000. This advance is repayable in monthly installments of principal and interest over 42 months with a balloon payment of $75,000 due at the end of the term. Simultaneously, the Company entered into a lease agreement with the same bank that allows the Company to finance up to $1,500,000 of future equipment purchases and leasehold improvements. The payment terms of the lease are substantially the same as the loan, with a 10 percent balloon payment due at the end of the lease. Both the loan and the lease are secured by the equipment financed. As of December 31, 2002, no amounts were available for additional borrowings under its loan and lease agreements.

In connection with these agreements, the Company issued warrants to the bank to purchase 31,395 shares of Series B-1 preferred stock at $2.15 per share, which expire on December 16, 2006. The fair value of the warrants was determined to be $190,000, calculated using the Black-Scholes option pricing model, using the following assumptions: dividend rate of zero; contractual term of seven years; risk-free interest rate of 6%; and expected volatility of 70%. The fair value of the warrants was recorded as additional paid-in capital and debt discount and is being amortized as interest expense over the term of the loan. In November 2000, the bank exercised the warrant, on a net exercise basis, resulting in the issuance of 27,126 shares of common stock.

Aggregate future minimum lease payments on equipment financing obligations are due as follows (in thousands):

Year ended December 31,
2003	$601
2004	139

Total minimum lease and principal payments	740
Less: Amount representing interest	(159)

Present value of future lease payments	581
Less: Current portion of equipment financing obligations	(447)

Long-term portion of equipment financing obligations	$134

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Long-term Debt and Commitments

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. In 2002, as allowed under the guarantee agreement, approximately $300,000 of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time after November 2001, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if the Company calls the bonds in November 2001 to 0% in November 2004. As of December 31, 2002, the SBS Bonds with remaining principal payments of $1.4 million were assigned to the Company as SBS was merged into and with the Company.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.6 million, $1.9 million, and $627,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

	Bond Maturities	Operating Leases
Year ended December 31,
2003	$170	$2,346
2004	180	1,505
2005	190	1,416
2006	200	599
2007	210	—
Thereafter	465	—

	$1,415	$5,866

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through April 2000, the Company subleased office space to a third party. Sublease income under this lease, which offsets rent expense, was $137,000 the year ended December 31, 2000. The Company cancelled this sublease in April 2000.

10.    Stockholders’ Equity

Preferred Stock

Holders of Series A-1, A-2, and B-1 and C convertible preferred stock were entitled to noncumulative dividends of $0.05, $0.05, $0.13975, and $0.35 per share respectively, if and when declared by the board of directors. No such dividends were declared prior to the conversion of these shares into common stock (see below).

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

Upon the completion of the Company’s initial public offering (see below), all outstanding convertible preferred stock converted on a one-to-one basis into an aggregate of 27,502,660 shares of common stock. As of December 31, 2002, there were no shares of preferred stock outstanding.

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

Concurrent with the initial public offering, the Board of Directors amended the articles of incorporation to increase the authorized stock of the Company to 120,000,000, consisting of 110,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 50,443,468 shares of common stock outstanding as of December 31, 2002.

As described in Note 2, in April 2000 the Company amended and restated its development and commercialization agreement with ALZA. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The common stock issued to ALZA was valued at $7.00 per share. The fair value of the stock and the warrant was $13.5 million. The fair value of the warrant was determined to be $6,480,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $12.00 per share; no dividends; contractual term of four years; risk-free interest rate of 6%; and expected volatility of 64%.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of SBS, the Company assumed outstanding warrants to purchase 124,839 shares of common stock at the weighted-average exercise price of $2.40 per share. These warrants were exercisable immediately at the time of acquisition. The deemed fair value of the warrants was $773,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $8.384 per share; no dividends; contractual term of 1 1/2 years; risk-free interest rate of 4.1%; and expected volatility of 64%. The fair value of the assumed outstanding warrants were included as part of the purchase price for SBS. As of December 31, 2002, a warrant to purchase 23,671 shares of the company’s common stock has been exercised and warrants to purchase 101,168 shares of the company’s common stock were outstanding.

In May 2001, the Company issued to a third party consultant a fully vested and exercisable warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share in connection with an Exclusive Trademark License and Assignment Agreement. The fair value of this warrant was $5,121 on the grant date.

As of December 31, 2002, shares of common stock reserved for future issuance consisted of the following:

December 31, 2002
Warrants to purchase common stock	1,101,938
Stock options outstanding	4,209,014
Stock options available for grant	2,870,805

8,181,757

Incentive Stock Plans

In March 1998, the Company adopted the DURECT Corporation 1998 Stock Option Plan under which incentive stock options and non-statutory stock options may be granted to employees, directors of, or consultants to, the Company and its affiliates. In January 2000, the Company reduced the number of shares available for issuance under this plan by 296,500, and ceased granting options from this plan.

In January 2000, the Company’s Board of Directors and stockholders adopted the DURECT Corporation 2000 Stock Option Plan, under which incentive stock options and non-statutory stock options and stock purchase rights may be granted to employees, consultants and non-employee directors. The 2000 Stock Option Plan was amended by written consent of the Board of Directors in March 2000 and written consent of the stockholders in August 2000. A total of 6,296,500 shares of common stock have been reserved for issuance under this plan.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock had been reserved initially for issuance under this plan. The directors’ plan provides that each person who becomes a non-employee director of the Company after the effective date of this offering will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option of 5,000 shares shall vest in full at the end of one year. At the Company’s annual shareholders meeting in June 2002, the shareholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000. As of December 31, 2002, 85,000 shares have been issued under the directors’ plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with its acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock have been reserved for issuance under this plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2002, 68,381 shares of common stock have been issued under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock have been reserved for issuance under this plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 2002, 130,623 shares of common stock have been issued under the 1995 SRT Plan.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under all stock plans through December 31, 2002 is as follows:

	Shares Available for Grant	Number of Shares Granted		Weighted- Average Exercise Price
Balance at December 31, 1999	296,500	1,601,000		$0.23
Shares authorized, net	1,800,000	—		—
Options granted	(1,598,132)	1,598,132		$5.55
Options exercised	—	(1,833,200)		$0.88
Options canceled	—	(66,250	)(1)	$0.14

Balance at December 31, 2000	498,368	1,299,682		$6.52
Shares authorized, net	3,155,800	—		—
Options granted	(2,305,256)	2,305,256		$6.11
Options exercised	—	(159,231)		$1.43
Options canceled	29,475	(45,082	)(1)	$4.72

Balance at December 31, 2001	1,378,387	3,400,625		$6.51
Shares authorized, net	2,450,000	—		—
Options granted	(1,429,207)	1,429,207		$7.80
Options exercised	—	(144,372)		$0.96
Options canceled	471,625	(476,446	)(1)	$8.66

Balance at December 31, 2002	2,870,805	4,209,014		$6.89

(1)	Options to purchase 66,250, 7,500 and 2,500 shares of common stock granted under the 1998 Stock Option Plan were cancelled in 2000, 2001 and 2002, respectively and are not available for future grant. In addition, options to purchase 8,107 and 2,321 shares of common stock under the 1993 SBS Plan in 2001 and 2002, respectively were cancelled and are not available for future grant.

Since inception, the Company has recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. The Company recorded deferred compensation in connection with certain stock option grants, net of forfeitures, of $6.0 million in 2000 and $3.6 million in 1999. In 2002, the company reversed $750,000 of deferred compensation as a result of terminated employees.

The Company has amortized $9.7 million of deferred compensation, net of reversals, through December 31, 2002. The Company amortized deferred compensation of $1.1 million in 2002, $3.2 million in 2001, and $4.5 million in 2000. The remaining employee deferred stock compensation at December 31, 2002 was $732,000, which will be amortized as follows: $610,000 for 2003, $102,000 for 2004, $18,000 for 2005, and $2,000 for 2006.

The weighted-average grant-date fair value of options granted with exercise price equal to fair market value was $4.15 in 2002, $4.18 in 2001 and $6.58 in 2000. The weighted-average grant-date fair value of options granted to purchase 905,800 shares of common stock with exercise prices lower than fair market value was $6.27 in 2001. There were no options granted with exercise prices lower than fair market value in 2002.

In 2002, the Company issued options to purchase 20,307 shares of common stock to several third party consultants in exchange for services. In connection with these options to purchase common stock, the Company recorded a non-cash charge of $134,000 in its statement of operations for the year ended December 31, 2002.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
		(In years)
$ 0.10 – 1.00	422,250	6.43	$ 0.40	278,990	$ 0.32
$ 1.45 – 2.90	607,995	4.42	$ 2.32	509,930	$ 2.24
$ 3.10 – 6.00	443,025	8.66	$ 4.27	146,536	$ 5.00
$ 6.25 – 7.48	432,433	8.94	$ 7.11	71,934	$ 6.98
$ 7.56 – 7.70	540,355	8.35	$ 7.69	139,881	$ 7.69
$ 7.79 – 9.15	97,100	8.81	$ 8.62	36,350	$ 8.67
$ 9.19 – 9.19	736,700	9.12	$ 9.19	0	$ 0.00
$ 9.22 –11.63	620,197	8.08	$11.21	236,255	$11.32
$11.63 –13.56	306,459	7.97	$12.12	146,831	$12.09
$14.25 –14.25	2,500	7.94	$14.25	2,500	$14.25

$ 0.10 –14.25	4,209,014	7.76	$ 6.89	1,569,207	$ 5.34

As of December 31, 2002, outstanding options to purchase an aggregate of 1,569,207 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $5.34. As of December 31, 2001, outstanding options to purchase an aggregate of 1,185,456 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $3.20. As of December 31, 2000, outstanding options to purchase an aggregate of 116,825 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $0.64.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 150,000 shares of common stock have been reserved for issuance under the purchase plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s stock based awards to employees was estimated using the following assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year ended December 31,			Year ended December 31,
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	2.2-4.5%	3.4-4.6%	5.3-6.5%	1.5-2.6%	2.2-4.0%	6.0%
Expected dividend yield	—	—	—	—	—	—
Expected life of option (in years)	3.5	3.5	5	1.25	1.25	1.25
Volatility	73-79%	64-73%	64%	73-79%	64-73%	64%

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$31,400	$18,500
Capitalized research and development	2,430	1,400
Other	2,310	920

Total deferred tax assets	36,140	20,820
Valuation allowance for deferred tax assets	(36,140)	(20,820)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $15.3 million and $10.3 million during 2002 and 2001, respectively.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $86.0 million, which expire in the years 2018 through 2022 and federal research and development tax credits of approximately $ 930,000, which expire at various dates beginning in 2018 through 2022, if not utilized.

As of December 31, 2002, the Company had net operating loss carryforwards for state income tax purpose of approximately $35.0 million, which expire in the years 2008 through 2013, if not utilized and state research and development tax credits of approximately $780,000, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Revenue, net	$1,624	$1,399	$1,772	$1,687	$1,783	$1,841	$2,006	$1,597
Net loss attributable to common stockholders	$(9,749)	$(4,918)	$(9,915)	$(20,990)	$(9,050)	$(8,934)	$(8,459)	$(10,086)
Basic and diluted net loss per share	$(0.20)	$(0.11)	$(0.21)	$(0.45)	$(0.19)	$(0.19)	$(0.17)	$(0.21)

13.    Subsequent Event

In January 2003, the Company refinanced the existing equipment loan and leases obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fix interest rate of 4.95%. The term loan is secured with a certificate of deposit the Company placed with the same bank. The Company does not have any lines of credit or available balances on lease lines.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

The definitive proxy statement for our 2003 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

ITEM 14.    Controls and Procedures

Within 90 days prior to the date of this Annual Report on Form 10-K, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting.” This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

(a)    Evaluation of disclosure controls and procedures.    Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)    Changes in internal controls.    Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Annual Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls.    Our management, including our chief executive and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)  Financial Statements

See Item 8 of this form 10-K

(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

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

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (1).

10.2	1998 Stock Option Plan (1).

10.3	2000 Stock Plan (1).

10.4	2000 Employee Stock Purchase Plan (1).

10.5	2000 Directors’ Stock Option Plan (1).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28,1999 (1).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (1).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (1).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (1).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (1).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (1).

Number		Description

10.13	**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (1).

10.17		Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (1).

10.18		Warrant issued to ALZA Corporation dated April 14, 2000 (1).

10.19		Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.20	**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (1).

10.21		Warrant issued to Silicon Valley Bank dated December 16, 1999 (1).

10.22		Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (1).

10.23	**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (1).

10.24	**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (1).

10.25	**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (5).

10.26		Lease between Sobrato Development Companies #850 and the Company (6).

10.27		Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (4).

10.28		Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (4).

10.29	**

Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002. (7).

10.30	**

License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (7).

10.31	**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (7).

10.32	*

Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002.

10.33	*	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002.

10.34	*

Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002.

21.1		Subsidiaries

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (see signature page of this Form 10-K).

99.1		Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at beginning of year	Provision	Write Offs	Balance at end of the year
December 31, 2002 Allowance for doubtful accounts	$263	$(31)	$(25)	$207
December 31, 2001 Allowance for doubtful accounts	226	37	—	263
December 31, 2000 Allowance for doubtful accounts	5	221	—	226

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date:  March 14, 2003

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 14, 2003

/s/ THOMAS A. SCHRECK Thomas A. Schreck	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2003

/s/ JAMES R. BUTLER James R. Butler	Director	March 14, 2003

/s/ JOHN L. DOYLE John L. Doyle	Director	March 14, 2003

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 14, 2003

/s/ ARMAND P. NEUKERMANS Armand Neukermans	Director	March 14, 2003

/s/ ALBERT L. ZESIGER Albert L. Zesiger	Director	March 14, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of DURECT Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas A. Schreck, certify that:

1.	I have reviewed this annual report on Form 10-K of DURECT Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer