Form 10-Q
period 2003-03-31
DURECT CORP
filed 2003-05-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003, there were 50,532,873 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Product revenue, net	$1,507	$1,613
Collaborative research and development and other revenue	1,074	11

Total revenues	2,581	1,624
Operating expenses:
Cost of revenues	595	750
Research and development	5,572	7,995
Selling, general and administrative	2,243	2,323
Amortization of intangible assets	335	335
Stock-based compensation(1)	(154)	598

Total operating expenses	8,591	12,001

Loss from operations	(6,010)	(10,377)

Other income (expense):
Interest income	241	711
Interest expense	(124)	(83)

Net other income	117	628

Net loss	$(5,893)	$(9,749)

Net loss per common share, basic and diluted	$(0.12)	$(0.20)

Shares used in computing basic and diluted net loss per share	50,123	47,782

(1) Stock-based compensation related to the following:

Cost of revenues	$8	$29
Research and development	(236)	394
Selling, general and administrative	74	175

	$(154)	$598

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,211	$14,089
Short-term investments	21,049	28,711
Accounts receivable, net of allowances of $205 and $207, respectively	1,407	944
Inventories	1,669	1,707
Prepaid expenses and other current assets	1,613	1,590

Total current assets	41,949	47,041
Property and equipment, net	10,869	11,625
Goodwill	4,716	4,716
Intangible assets, net	3,786	4,121
Long-term investments	2,159	2,578
Restricted investments	3,750	2,890

Total assets	$67,229	$72,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486	$352
Accrued liabilities	2,179	2,140
Contract research liability	1,275	1,128
Deferred revenue	680	948
Equipment financing obligations, current portion	283	447
Bonds payable, current portion	170	170

Total current liabilities	5,073	5,185
Equipment financing obligations, noncurrent portion	519	134
Bonds payable, noncurrent portion	1,245	1,245
Other long-term liabilities	238	225

Commitments

Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at March 31, 2003 and December 31, 2002 respectively; 50,415 and 50,443 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	5	5
Additional paid-in capital	193,823	194,312
Notes receivable from stockholders	(338)	(469)
Deferred compensation	(446)	(732)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	39	102
Accumulated deficit	(119,449)	(113,556)

Stockholders’ equity	60,154	66,182

Total liabilities and stockholders’ equity	$67,229	$72,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(5,893)	$(9,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,184	870
Noncash charges related to stock-based compensation	(154)	598
Changes in assets and liabilities:
Accounts receivable	(463)	48
Inventories	38	188
Prepaid expenses and other assets	(23)	364
Accounts payable	134	(210)
Accrued liabilities and other long-term liabilities	52	(276)
Contract research liability	147	113

Deferred revenue	(268)	(6)

Total adjustments	647	1,689

Net cash and cash equivalents used in operating activities	(5,246)	(8,060)

Cash flows from investing activities
Purchases of equipment	(61)	(834)
Purchases of investments	(8,349)	—
Proceeds from maturities of investments	15,507	12,496

Net cash and cash equivalents provided by investing activities	7,097	11,662

Cash flows from financing activities
Payments on equipment financing obligations	(661)	(157)
Net proceeds from term loan	850	—
Net proceeds from notes receivable from stockholders	67	35
Net proceeds from issuances of common stock	15	38

Net cash and cash equivalents provided by (used in) financing activities	271	(84)

Net increase in cash and cash equivalents	2,122	3,518
Cash and cash equivalents, beginning of the period	14,089	12,596

Cash and cash equivalents, end of the period	$16,211	$16,114

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$105	$67

Settlement of employee note receivable in exchange for unvested stock	$64	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company’s lead product, the CHRONOGESIC® (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company has several products under development in the areas of pain, cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery of drugs to the inner ear which physicians have used in the treatment of ear disorders. In addition, the Company collaborates with third party pharmaceutical and biotechnology company partners to conduct research and development of pharmaceutical products.

Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2003, the operating results for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Raw materials	$205	$187
Work in process	397	534
Finished goods	1,067	986

Total inventories	$1,669	$1,707

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

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

At March 31, 2003, the company has five stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(5,893)	$(9,749)

Add: Stock-based employee compensation expense included in reported net loss	(242)	557
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(627)	(1,794)

Pro forma net loss	$(6,762)	$(10,986)

Net loss per share:
Basic and diluted—as reported	$(0.12)	$(0.20)

Basic and diluted—pro forma	$(0.13)	$(0.23)

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Revenue related to collaborative research and development with our corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Upfront payment received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a systematic basis (based on a straight-line basis or upon the timing and level of work performed) over the period that the related research and development services are performed as defined in the respective agreements. Milestone and royalties payments, if any, will be recognized as earned in accordance with the terms of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. For contracts that have a ceiling price or contract value, losses on contracts are recognized in the period in which the losses become known and estimable.

Comprehensive Loss

The Company’s comprehensive losses which include unrealized gains and losses on the Company’s available-for-sale securities for the three months ended March 31, 2003 and 2002, were $6.0 million and $10.0 million, respectively, compared to its net losses of $5.9 million and $9.7 million, respectively.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2003	2002
Net loss	$(5,893)	$(9,749)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	50,436	48,618
Less: weighted-average shares subject to repurchase	(313)	(836)

Weighted-average shares used in computing basic and diluted net loss per share	50,123	47,782

Basic and diluted net loss per share	$(0.12)	$(0.20)

The computation of diluted net loss per share for the three months ended March 31, 2003 excludes the impact of options to purchase 6.7 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 232,000 shares of common stock subject to repurchase, at March 31, 2003, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended March 31, 2002 excludes the impact of options to purchase 4.3 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 783,000 shares of common stock subject to repurchase, at March 31, 2002, as such impact would be antidilutive.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a significant impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 did not have a material effect on our results of operations or financial position.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effects on our results of operations or financial position.

Note 2. Agreement with Endo Pharmaceuticals

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

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,508)	$1,932
Patents	410	(205)	205
Other intangibles	3,260	(1,611)	1,649

Total	$7,110	$(3,324)	$3,786

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,348)	$2,092
Patents	410	(190)	220
Other intangibles	3,260	(1,451)	1,809

Total	$7,110	$(2,989)	$4,121

Intangible assets subject to amortization at March 31, 2003 totaled $3.8 million, which the Company expects will be amortized as follows: $1.0 million in 2003, $1.2 million for each of the years 2004 and 2005, and $393,000 for the year 2006. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $4.7 million at December 31, 2002. In 2002, goodwill was evaluated and no indicators of impairment were noted. Should goodwill becomes impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Long-term Debt

In January 2003, the Company refinanced the previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fix interest rate of 4.95%. The term loan is secured by a certificate of deposit the Company placed with the same bank. The Company does not have any lines of credit or available balances under the term loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the development of pharmaceutical products for the treatment of chronic diseases including pain, cardiovascular diseases, central nervous system disorders and asthma and the development of pharmaceutical products incorporating biotechnology agents.

Our lead product in development is the CHRONOGESIC® (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS® implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson & Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of an aseptic manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial commercial demand for our product if approved by the FDA.

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

NOTE: CHRONOGESIC®, IntraEAR®, ALZET®, SABER™, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. LACTEL® is a trademark of Birmingham Polymers, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation, a subsidiary of Johnson & Johnson. Other trademarks referred to belong to their respective owners.

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

In the first three months of 2003, we continued to conduct in-vitro and animal toxicological studies, evaluate design and manufacturing enhancements and revise clinical trial protocols for the CHRONOGESIC product. We anticipate that we will restart clinical trials to support regulatory approval of the product in the U.S. and outside the U.S. commencing in the second half of 2003 after completing the required revisions to the clinical protocol and implementing the required design and manufacturing enhancements to the product.

In the first quarter of 2003, we also continue to make technical progress on our collaborative research and development projects with our strategic partners, such as Pain Therapeutics, Inc., BioPartners, GmbH, Voyager Pharmaceutical Corporation and others. Under these collaborative agreements, we have agreed to perform research and development activities to develop products utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our partners. Depending on the agreement, we may also have royalty, distribution, or other rights once products are commercialized under the agreement. We intend to enter into additional collaborative partnering arrangements in the future.

We currently generate product revenues from the sale of:

•	ALZET® osmotic pumps for animal research use,

•	IntraEAR® catheters, which have been used by physicians to treat inner ear disorders, and

•	LACTEL® biodegradable polymers through our wholly owned subsidiary, BPI, which are used by our customers as raw materials in their pharmaceutical and medical products.

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

Since our inception in 1998, we have had a history of operating losses. At March 31, 2003, we had an accumulated deficit of $119.5 million and our net losses were $5.9 million and $9.7 million for the three months ended March 31, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to modestly increase in the future as we continue to expand our clinical trials and research and development activities. We anticipate that we will support our research and development activities within our existing corporate infrastructure, so we expect our general and administrative expenses to continue at current levels in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue related to collaborative research and development with our corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Upfront payment received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a systematic basis (based on a straight-line basis or upon the timing and level of work performed) over the period that the related research and development services are performed as defined in the respective agreements. Milestone and royalties payments, if any, will be recognized as earned in accordance with the terms of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Incorrect determination of qualified expenses could result in greater or lesser revenue being recorded.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. Revenue on fixed price contracts is recognized on a percentage-of-completion method based on cost incurred in relation to total estimated cost. In all cases, revenue is recognized only after a signed agreement is in place. For contracts that have a ceiling price or contract value, losses on contracts are recognized in the period in which the losses become known and estimable. Incorrect estimates as to percentage of completion or losses expected to be incurred could result in greater or lesser revenues or losses being recorded.

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

As of January 1, 2002, goodwill was no longer amortized to expense but rather periodically assessed for impairment. The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

As of January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we are required to perform an impairment review of our goodwill on at least an annual basis. We completed our initial review during the second quarter of 2002 and conducted our annual impairment review in the fourth quarter of 2002, and concluded that our goodwill was not impaired as of those dates. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues.    Net revenues were $2.6 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The increase in total revenues was primarily attributable to higher collaborative research and development revenue recognized from strategic collaborative agreements with various corporate partners, offset by slightly lower revenue from product sales.

Net product revenues were $1.5 million in the three months ended March 31, 2003 compared to $1.6 million in the same period of 2002. The decrease was primarily due to slight decreases in revenue from our ALZET mini pump product line and biodegradable polymer sales.

We also recognize a portion of our revenues from collaborative research and development activities and service contracts. We recorded $1.1 million of collaborative research and development revenue for the three months ended March 31, 2003 compared to none in the same period in 2002. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Other revenue from service contracts was none for the three months ended March 31, 2003 compared to $11,000 for the same period of 2002. The service contract revenues were related to certain feasibility evaluation agreements we entered prior to January 2003. We did not have any service contracts in the first quarter of 2003.

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

Cost of revenues.    Cost of revenues was $595,000 and $750,000 for the three months ended March 31, 2003 and 2002, respectively. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contracts services provided by us. The decrease in the cost of revenues was primarily due to the manufacturing efficiencies achieved in our commercial product lines.

Cost of revenues associated with the product revenue decreased to $595,000 in the first three months of 2003 from $742,000 in the same period in 2002, as a result of improved efficiencies from our ALZET mini pump product line and BPI biodegradable polymer product line. Cost of revenues related to service contracts decreased to none in the first three months of 2003 from $8,000 in the same period of 2002 as we ceased to provide contract services effective January 2003. We do not expect to perform contract services for others in the future as we continue to focus on collaborative research and development arrangements with our strategic partners. As of March 31, 2003, we had 18 manufacturing employees compared with 19 as of the corresponding date in 2002. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development.    Research and development expenses were $5.6 million and $8.0 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily attributable to lower development costs related to our lead product CHRONOGESIC for the three months ended March 31, 2003, partially offset by a slight increase in research and development expenses in the first quarter of 2003 under our collaborative arrangements. We incurred higher research and development costs due to the preparation for the Phase III trial for CHRONOGESIC in the same period in 2002. The decrease in the research and development expenses in the three months ended March 31, 2003 was also the result of cost savings due to the reduction in force in the fourth quarter of 2002. As of March 31, 2003, we had 75 research and development employees compared with 90 as of the corresponding date in 2002. We expect research and development expenses to decrease slightly in the near term until the restart of clinical trials for CHRONOGESIC. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies, and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC.

Selling, General and Administrative.    Selling, general and administrative expenses were $2.2 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease resulted from cost savings in personnel and other corporate infrastructure expenses as we continue to focus on tighter cost controls in all areas of our business. As of March 31, 2003, we had 39 selling, general and administrative personnel compared with 42 as of the corresponding date in 2002. We expect selling, general and administrative expenses to continue at current levels in the near term as we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets.    In connection with our various acquisitions, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce, in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets was $335,000 for each of the three-month periods ended March 31, 2003 and 2002. The amortization of intangible assets did not change as we continue to amortize the existing intangible assets at a constant rate over their estimated useful lives.

Goodwill and assembled workforce, which was reclassified to goodwill, was $4.7 million as of March 31, 2003. The remaining other intangible assets at March 31, 2003 was $3.8 million, which will be amortized as follows: $1.0 million for the nine months ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded in connection with an acquisition in April 2001 for the assumption of outstanding unvested stock options granted to the employees and directors of that company. Of this amount, we have reversed $1.4 million due to employee terminations and amortized $9.4 million through March 31, 2003. For the three months ended March 31, 2003, we recorded $181,000 of stock-based compensation and reversed $423,000 of previously amortized stock-based compensation related to employee termination for the three months ended March 31, 2003, compared with $557,000 recorded for the corresponding period of 2002. Of these amounts, employee stock-based compensation related to the following: cost of revenues of $8,000 for the three months ended March 31, 2003, and $29,000 for the corresponding period in 2002; net reversal of research and development expenses of $324,000 for the three months ended March 31, 2003 compared with net expense of $356,000 in the corresponding period in 2002; and selling, general and administrative expenses of $74,000 in the three months ended March 31, 2003 and $172,000 in the corresponding period in 2002.

Non-employee stock compensation related to research and development expenses was $88,000 for the three months ended March 31, 2003 and $38,000 for the corresponding period in 2002. Non-employee stock compensation related to selling, general and administrative expenses was none for the three months ended March 31, 2003 and $3,000 for the corresponding period in 2002. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at March 31, 2003 was $446,000, which will be amortized as follows: $340,000 for the nine months ending December 31, 2003, $86,000 for the year ending December 31, 2004, $18,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated and require reversal of previously recognized stock-based compensation.

Other Income (Expense).    Interest income decreased to $241,000 for the three months ended March 31, 2003, from $711,000 for the corresponding period in 2002. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $124,000 for the three months ended March 31, 2003, and $83,000 for the corresponding period in 2002. The increase in interest expense was primarily due to the final interest payment incurred when we refinanced the existing equipment loan and leases with a new term loan in January 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. We had cash, cash equivalents, and investments totaling $43.2 million at March 31, 2003 compared to $48.3 million at December 31, 2002. This includes $3.8 million and $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of March 31, 2003 and December 31, 2002 respectively. The decrease in cash, cash equivalents and investments during the first quarter of 2003 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $36.9 million and $41.9 million at March 31, 2003 and December 31, 2002, respectively. The decrease was primarily attributable to expenditures related to our research and development efforts and selling, general and administrative expenses in general.

We used $5.2 million of cash for operations for the three months ended March 31, 2003 compared to $8.1 million for the corresponding period in 2002. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to a lower net loss in the three months ended March 31, 2003 compared to the same period in 2002.

We received $7.1 million of cash from investing activities for the three months ended March 31, 2003 compared to $11.7 million for the corresponding period in 2002. The decrease in cash provided by investing activities was primarily due to a net decrease in proceeds from maturities of investments, net of investment purchases, and to a lesser extent a decrease in purchases of plant and equipment.

We received $271,000 of cash from financing activities for the three months ended March 31, 2003 and used $84,000 of cash in financing activities for the corresponding period in 2002. In the three months ended March 31, 2003, cash received from financing activities was primarily due to proceeds from a new term loan and proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan and lease. In the three months ended March 31, 2002, the uses of cash were primarily due to payments on equipment financing obligations, offset by proceeds from repayments of notes receivable from stockholders and issuances of common stock due to exercises of employee stock options.

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time after November 2001, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if the Company calls the bonds in November 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2003, the remaining principal payments of the bonds were $1.4 million.

In January 2003, we refinanced the previous equipment loan and leases obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit we placed with the same bank. We do not have any lines of credit or available balances under the term loan.

We anticipate that cash used in operating and investing activities will stay at current levels or slightly decrease in the near future as we continue to research, develop, and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows:

Contractual Obligations	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$270	$268	$266	$263	$774	$1,841
Term loan	239	306	292	24	—	861
Contract research obligations	250	—	—	—	—	250
Operating lease obligations	1,714	1,509	1,421	603	1	5,248

Total contractual cash obligations	$2,473	$2,083	$1,979	$890	$775	$8,200

We also anticipate incurring capital expenditures of at least $1 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

Under our common stock purchase agreement with Endo Pharmaceuticals, Inc. (Endo), we are required to file a registration statement on Form S-3 with the SEC to register the 1,533,742 shares of our common stock sold no later than November 8, 2003. In the event that the registration statement is not declared effective by the SEC by November 8, 2003, we will pay to Endo an amount equal to a daily rate of 2.0% of the purchase price of $5.0 million as liquidated damages until the date that the SEC declares the registration statement effective. We expect to have the registration statement declared effective before November 8, 2003. However, there can be no assurance that the SEC will declare the registration statement effective before the deadline.

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

There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a significant impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effects on our results of operations or financial position.

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

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of March 31, 2003, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which we have not planned or anticipated that could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again restart clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2003 after completing the required revisions to the clinical protocol and implementing the required design and manufacturing enhancements to the product.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our products in the U.S. or abroad. Before receiving approval or clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2003, had an accumulated deficit of approximately $119.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, BPI, and collaborative and contract research and development revenues from our former wholly owned subsidiary, SBS, now merged into DURECT. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

Our near-term revenues depend on collaborations with other companies. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements, our revenues may decrease.

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated. In general, our collaboration agreements may be terminated by the other party upon specified conditions including if we breach the terms of the agreement. If the agreements are terminated, our revenues will be reduced and our products related to those agreements may not be commercialized. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products based on such collaborations.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	success in entering into collaboration agreements and meeting milestones under such agreements;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our products;

•	competing technological and market developments;

•	market acceptance of our products; and

•	costs for recruiting and retaining employees and consultants.

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

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of March 31, 2003, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented.

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

We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA’s prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new products using DUROS technology in such field. In order to maintain commercialization rights for our products on a worldwide basis, we must diligently develop our products, procure required regulatory approvals and commercialize the products in selected major market countries. If we fail to meet commercialization diligence requirements, we may lose rights for products in some or all countries, including the U.S. These rights would revert to ALZA, which could then develop DUROS-based pharmaceutical products in such countries itself or license others to do so. In addition, in the event that our rights terminate with respect to any product or country, or this agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all of our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize these products, subject to the payment of a royalty to us based on the net sales of the products by ALZA.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of March 31, 2003, we held 17 issued U.S. patents and 6 issued foreign patents. In addition, we have 36 pending U.S. patent applications and have filed 33 patent applications under the Patent Cooperation Treaty, from which 56 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

However, we will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was required. We performed the annual assessment in the fourth quarter of 2002 and determined that goodwill was not impaired. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the twelve months ending March 31, 2003, was 67,985 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. Pursuant to a Common Stock Purchase Agreement with Endo Pharmaceuticals, Inc., we are required to register 1,533,742 shares of our common stock for resale on or before November 8, 2003. Certain of our investors also have rights to have unregistered shares of common stock registered at the same time. Once registered, shares become tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2003, approximately 95% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 39% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	Total
Cash equivalents:
Fixed rate	$14,188	$—	$—	$14,188
Average fixed rate	1.38%	—	—	1.38%
Variable rate	$2,189	—	—	$2,189
Average variable rate	1.27%	—	—	1.27%

Short-term investments:
Fixed rate	$13,549	—	—	$13,549
Average fixed rate	2.54%	—	—	2.54%
Variable rate	$10,400	—	—	$10,400
Average variable rate	1.34%	—	—	1.34%

Long-term investments:
Fixed rate	$—	$1,157	$1,002	$2,159
Average fixed rate	—	2.16%	2.25%	2.19%

Total investment securities	$40,326	$1,157	$1,002	$42,485

Average rate	1.79%	2.16%	2.25%	1.82%

ITEM 4. Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting.” This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

(a)  Evaluation of disclosure controls and procedures.    Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Durect filed a report on Form 8-K on April 28, 2003 announcing the Company’s financial results for the three months period ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2003

By:	/s/ JIAN LI
Jian Li Controller

Date: May 8, 2003

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

May 8, 2003

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

May 8, 2003

/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer