Form 10-Q
period 2003-06-30
DURECT CORP
filed 2003-08-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 50,547,385 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Product revenue, net	$1,715	$1,677	$3,222	$3,290
Collaborative research and development and other revenue	1,485	95	2,559	106

Total revenues	3,200	1,772	5,781	3,396

Operating expenses:
Cost of revenue	534	768	1,129	1,518
Research and development	5,282	8,178	10,854	16,173
Selling, general and administrative	2,219	2,441	4,462	4,764
Amortization of intangible assets	335	335	670	670
Stock-based compensation(1)	135	485	(19)	1,083

Total operating expenses	8,505	12,207	17,096	24,208

Loss from operations	(5,305)	(10,435)	(11,315)	(20,812)
Other income (expense):
Interest income	368	598	609	1,309
Interest expense	(179)	(78)	(303)	(161)

Net other income	189	520	306	1,148

Net loss	$(5,116)	$(9,915)	$(11,009)	$(19,664)

Net loss per share, basic and diluted	$(0.10)	$(0.21)	$(0.22)	$(0.41)

Shares used in computing basic and diluted net loss per share	50,294	48,076	50,209	47,929

(1) Stock-based compensation related to the following:
Cost of revenues	$3	$17	$11	$46
Research and development	(23)	330	(259)	724
Selling, general and administrative	155	138	229	313

	$135	$485	$(19)	$1,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,840	$14,089
Short-term investments	40,223	28,711
Accounts receivable, net of allowance of $199 and $207, respectively	1,549	944
Inventories	1,698	1,707
Prepaid expenses and other current assets	1,360	1,590

Total current assets	81,670	47,041
Property and equipment, net	10,259	11,625
Goodwill	4,716	4,716
Intangible assets, net	3,451	4,121
Long-term investments	6,311	2,578
Restricted investments	3,305	2,890
Other long-term assets	2,826	—

Total assets	$112,538	$72,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574	$352
Accrued liabilities	2,603	2,140
Contract research liability	1,004	1,128
Deferred revenue	456	948
Equipment financing obligations, current portion	283	447
Bonds payable, current portion	170	170

Total current liabilities	5,090	5,185
Equipment financing obligations, noncurrent portion	449	134
Bonds payable, noncurrent portion	1,245	1,245
Convertible subordinated notes	50,000	—
Other long-term liabilities	247	225
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at June 30, 2003 and December 31, 2002 respectively; 50,547 and 50,443 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	5	5
Additional paid-in capital	194,083	194,312
Notes receivable from stockholders	(280)	(469)
Deferred compensation	(267)	(732)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	11	102
Accumulated deficit	(124,565)	(113,556)

Total stockholders’ equity	55,507	66,182

Total liabilities and stockholders’ equity	$112,538	$72,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(11,009)	$(19,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,496	1,955
Non-cash charges related to stock-based compensation	(19)	1,083
Changes in assets and liabilities:
Accounts receivable	(605)	(75)
Inventories	9	313
Prepaid expenses and other assets	184	380
Accounts payable	222	(1,244)
Accrued liabilities and other long-term liabilities	485	(273)
Contract research liability	(124)	639
Deferred revenue	(492)	—

Total adjustments	2,156	2,778

Net cash and cash equivalents used in operating activities	(8,853)	(16,886)

Cash flows from investing activities
Purchases of property and equipment	(408)	(1,007)
Purchases of available-for-sale securities	(60,051)	(6,031)
Proceeds from maturities of available-for-sale securities	44,300	18,604

Net cash and cash equivalents provided by (used in) investing activities	(16,159)	11,566

Cash flows from financing activities
Payments on equipment financing obligations	(731)	(307)
Net proceeds from term loan	850	—
Net proceeds from issuance of convertible notes	47,200	—
Net proceeds from issuance of common stock	255	362
Net proceeds from notes receivable from stockholders	189	45

Net cash and cash equivalents provided by financing activities	47,763	100

Net increase/(decrease) in cash and cash equivalents	22,751	(5,220)
Cash and cash equivalents, beginning of the period	14,089	12,596

Cash and cash equivalents, end of the period	$36,840	$7,376

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$197	$126

Settlement of employee notes receivable in exchange for unvested stock	$67	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company’s lead product under development, the CHRONOGESIC® (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company has several products under development in the areas of pain, cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research and sells micro-catheters approved for the delivery of drugs to the inner ear which physicians have used in the treatment of ear disorders. In addition, the Company collaborates with third party pharmaceutical and biotechnology company partners to conduct research and development of pharmaceutical products.

Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers and provides analytical and product development services for third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003, the operating results for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report for the year ended December 31, 2002 on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$204	$187
Work in process	316	534
Finished goods	1,178	986

Total inventories	$1,698	$1,707

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

At June 30, 2003, the company has five stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(5,116)	$(9,915)	$(11,009)	$(19,664)
Add: Stock-based employee compensation expense included in reported net loss	128	391	(114)	948
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(787)	(1,725)	(1,414)	(3,519)

Pro forma net loss	$(5,775)	$(11,249)	$(12,537)	$(22,235)

Net loss per share:
Basic and diluted—as reported	$(0.10)	$(0.21)	$(0.22)	$(0.41)

Basic and diluted—pro forma	$(0.11)	$(0.23)	$(0.25)	$(0.46)

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

Revenue related to collaborative research and development with our corporate partners is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a systematic basis (based on a straight-line basis or upon the timing and level of work performed) over the period that the related research and development services are performed as defined in the respective agreements. Milestone and royalties payments, if any, will be recognized as earned in accordance with the terms of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

The Company’s comprehensive losses, which include unrealized gains and losses on the Company’s available-for-sale securities for the three months ended June 30, 2003 and 2002, were $5.1 million and $10.0 million, respectively, compared to its net losses of $5.1 million and $9.9 million, respectively. The Company’s comprehensive losses for the six months ended June 30, 2003 and 2002 were $11.1 million and $20.0 million respectively, compared to its net losses of $11.0 million and $19.7million, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement, during the period. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method) and the effect of the 6.25% convertible subordinated notes (see note 4) issued in June 2003 (using the if-converted method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(5,116)	$(9,915)	$(11,009)	$(19,664)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	50,497	48,747	50,467	48,682
Less: weighted-average shares subject to repurchase	(203)	(671)	(258)	(753)

Weighted-average shares used in computing basic and diluted net loss per share	50,294	48,076	50,209	47,929

Basic and diluted net loss per share	$(0.10)	$(0.21)	$(0.22)	$(0.41)

The computation of diluted net loss per share for the three months ended June 30, 2003 excludes the impact of options to purchase 6.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock, 203,000 shares of common stock subject to repurchase and 2.3 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 262,000 shares of common stock subject to repurchase and 1.1 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended June 30, 2002 excludes the impact of options to purchase 4.3 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 671,000 shares of common stock subject to repurchase, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2002 excludes the impact of options to purchase 4.1 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 721,000 shares of common stock subject to repurchase, as such impact would be antidilutive.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our results of operations or financial position.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are in the process of evaluating the financial statement impact, if any, of adopting EITF Issue 00-21, but do not expect that the adoption of EITF Issue 00-21 will have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. We are currently evaluating the effects of SFAS 150, but do not expect that the adoption of SFAS 150 will have a material effect on our results of operations or financial position.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,666)	$1,774
Patents	410	(220)	190
Other intangibles	3,260	(1,773)	1,487

Total	$7,110	$(3,659)	$3,451

	December 31, 2002
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,348)	$2,092
Patents	410	(190)	220
Other intangibles	3,260	(1,451)	1,809

Total	$7,110	$(2,989)	$4,121

Intangible assets subject to amortization at June 30, 2003 totaled $3.5 million, which the Company expects will be amortized as follows: $662,000 in 2003, $1.2 million for each of the years 2004 and 2005, and $393,000 for the year 2006. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $4.7 million at December 31, 2002 and June 30, 2003. Goodwill is evaluated annually during the fourth quarter of our fiscal year, or more frequently if indicators of impairment exist. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Term Loan

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

Note 5. Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $47.2 million after deducting underwriting fees of $2.5 million and related expenses of $300,000. The notes are unsecured obligations of the Company and are subordinate to any secured debt the Company currently has or any future senior indebtness of the Company.

Under the Registration Rights Agreement in connection with the convertible notes offering, the Company is required to file a registration statement with the SEC for resale by September 16, 2003 (90 days after the issue date) and cause the registration statement to be declared effective by the SEC by December 15, 2003 (180 days after the issue date). In the event that the Company fails to perform these obligations, the Company will pay to the noteholders an amount accruing at a rate per annum equal to 0.5% per annum of the aggregate principal amount of the convertible notes or to the stockholders an amount accruing at a rate per annum equal to 0.5% on the conversion price for each share if common stock has been issued upon conversion of a note as liquidated damages until such time as all such obligations with respect to such security have been satisfied in full. The Company expects to file the registration statement with the SEC by September 16, 2003 and have the registration statement declared effective before December 15, 2003.

Note 6. Subsequent Event

On July 14, 2003, we received approximately $9.5 million in net proceeds from the sale of an additional $10.0 million of convertible subordinated notes. These additional notes bear the same terms as the $50.0 million aggregate principal amount of convertible subordinated notes issued in June 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the development of pharmaceutical products for the treatment of chronic diseases including pain, cardiovascular diseases, central nervous system disorders and asthma and the development of pharmaceutical products incorporating biotechnology agents. We are developing these pharmaceutical system products based on our solid foundation of four proprietary drug delivery technology platforms. These platforms are the DUROS®, SABER™, MICRODUR™ and DURIN™ technology platforms.

Our lead product in development is the CHRONOGESIC® (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain and is based on the DUROS® implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson & Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of an aseptic manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial commercial demand for our product if approved by the FDA.

In 2002, we announced positive results from our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002.

In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we started to implement some necessary design and manufacturing enhancements to the CHRONOGESIC product in October 2002.

NOTE: CHRONOGESIC®, IntraEAR®, ALZET®, SABER™, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. LACTEL® is a trademark of Birmingham Polymers, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation, a subsidiary of Johnson & Johnson. Other trademarks referred to belong to their respective owners.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. Once a specified clinical trial for the CHRONOGESIC product is restarted, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for all product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be 50%.

In the first six months of 2003, we continued to conduct in-vitro and animal studies, implement and evaluate design and manufacturing enhancements and revise clinical trial protocols for the CHRONOGESIC product. We anticipate that we will restart clinical program to support regulatory approval of the product in the U.S. and outside the U.S. by the end of 2003.

We also develop other pharmaceutical products using our patented SABER™ delivery system. The SABER delivery system is a patented, biodegradable controlled-release technology that can be formulated for parenteral, oral, dermal or other route of administration of active agents for human pharmaceutical and veterinary applications. In June 2003, we commenced a clinical study of our post-operative pain relief depot product, a sustained release injectible using the SABER delivery system and a local anesthetic. This product is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product, is currently FDA-approved for use in hospitals as a local anesthetic. One dose of our post-operative pain relief product is intended to provide up to 72 hours of regional pain relief. Currently, there are more than 20 million surgical procedures performed annually in the United States for which this product could be potentially utilized. Our initial human clinical study has been initiated in the normal, healthy volunteers in Europe. The objectives of the clinical study are to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to determine the sensory effects of the SABER-bupivacaine combination administered subcutaneously.

During the first six months of 2003, we also continued to make technical progress on our collaborative research and development projects with our strategic partners, such as Pain Therapeutics, Inc., BioPartners, GmbH, Voyager Pharmaceutical Corporation and others. Under these collaborative agreements, we perform research and development activities to develop products utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our partners. Depending on the agreement, we may also have royalty, distribution, or other rights once products are commercialized under the agreement. We intend to enter into additional collaborative partnering arrangements in the future.

On June 18, 2003, we completed a private placement of an aggregate of $50.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $47.2 million after deducting underwriting fees of $2.5 million and related expenses of $300,000. On July 14, 2003, we received approximately $9.5 million in net proceeds from the sale of an additional $10.0 million of convertible subordinated notes. These additional notes bear the same terms as the $50.0 million aggregate principal amount of convertible subordinated notes issued in June 2003. The convertible subordinated notes are unsecured obligation of the Company and are subordinate to any secured debt we currently have or any future senior indebtness of the Company.

Under the Registration Rights Agreement in connection with the convertible notes offering, the Company is required to file a registration statement with the SEC for resale by September 16, 2003 (90 days after the issue date) and cause the registration statement to be declared effective by the SEC by December 15, 2003 (180 days after the issue date). In the event that the Company fails to perform these obligations, the Company will pay to the noteholders an amount accruing at a rate per annum equal to 0.5% per annum of the aggregate principal amount of the convertible notes or to the stockholders an amount accruing at a rate per annum equal to 0.5% on the conversion price for each share if common stock has been issued upon conversion of a note as liquidated damages until such time as all such obligations with respect to such security have been satisfied in full. The Company expects to file the registration statement with the SEC by September 16, 2003 and have the registration statement declared effective before December 15, 2003.

We currently generate product revenues from the sale of:

•	ALZET® osmotic pumps for animal research use,

•	LACTEL® biodegradable polymers through our wholly owned subsidiary, BPI, and

•	IntraEAR® catheters, which have been used by physicians to treat inner ear disorders.

Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. In addition, we may discontinue activities that have immaterial impact on our business. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop products based on our drug delivery technologies.

Since our inception in 1998, we have had a history of operating losses. At June 30, 2003, we had an accumulated deficit of $124.6 million and our net losses were $11.0 million and $19.7 million for the six months ended June 30, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to modestly increase in the future as we continue to expand our clinical trials and research and development activities. We anticipate that we will support our research and development activities within our existing corporate infrastructure, so we expect our general and administrative expenses to continue at current levels in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2003 and 2002

Revenues.    Net revenues increased to $3.2 million and $5.8 million for the three and six months ended June 30, 2003, respectively, from $1.8 million and $3.4 million for the corresponding periods in 2002. The increases in total revenues were primarily attributable to higher collaborative research and development revenue recognized from strategic collaborative agreements with various corporate partners.

Net product revenues were $1.7 million and $3.2 million in the three months and six months ended June 30, 2003, respectively, compared to $1.7 million and $3.3 million for the corresponding periods in 2002. Revenues from our existing product lines in the three months and six months ended June 30, 2003, have been comparable to the corresponding periods in 2002.

Our collaborative research and development and service contract revenues increased to $1.5 million and $2.6 million for the three and six months ended June 30, 2003, respectively, from $95,000 and $106,000 for the corresponding periods in 2002. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Other revenue from service contracts was none for the three months and six months ended June 30, 2003 compared to $95,000 and $106,000 for the corresponding periods in 2002. The service contract revenues were related to certain feasibility evaluation agreements we entered prior to January 2003. We did not have any service contracts in the first six months of 2003.

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

Cost of revenues.    Cost of revenues decreased to $534,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, from $768,000 and $1.5 million for the corresponding periods in 2002. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contracts services provided by us. The decrease in the cost of revenues was primarily due to continued manufacturing efficiencies achieved in our commercial product lines and because there were no contract services performed in 2003.

Cost of revenues associated with product revenue decreased to $534,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, from $698,000 and $1.4 million for the corresponding periods in 2002. These decreases were the result of improved efficiencies from our ALZET mini pump product line and BPI biodegradable polymer product line. Cost of revenues related to service contracts decreased to none for the three and six months ended June 30, 2003, respectively, from $9,000 and $79,000 in the same period of 2002 as we ceased to provide contract services effective January 2003. We do not expect to perform contract services for others in the future as we continue to focus on collaborative research and development arrangements with our strategic partners. As of June 30, 2003, we had 17 manufacturing employees compared with 21 as of the corresponding date in 2002. We expect cost of revenues to remain at current levels in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development.    Research and development expenses decreased to $5.3 million and $10.9 million for the three and six months ended June 30, 2003, respectively, from $8.2 million and $16.2 million for the corresponding periods in 2002. The decreases were primarily attributable to lower development costs related to our lead product CHRONOGESIC for the three and six months ended June 30, 2003, partially offset by a slight increase in research and development expenses in the three and six months of 2003 under our collaborative arrangements and for our post-operative pain product. We incurred higher research and development costs due to the preparation for the Phase III trial for CHRONOGESIC in the same periods in 2002. The decreases in the research and development expenses in the three and six months ended June 30, 2003 were also the result of cost savings due to the reduction in force in the fourth quarter of 2002. As of June 30, 2003, we had 69 research and development employees compared with 94 as of the corresponding date in 2002. We expect research and development expenses to decrease slightly in the near term until the restart of clinical program for CHRONOGESIC. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies, and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC, which we anticipate will be by the end of this year.

Selling, General and Administrative.    Selling, general and administrative decreased to $2.2 million and $4.5 million for the three and six months ended June 30, 2003, respectively, from $2.4 million and $4.8 million for the corresponding periods in 2002. The decrease resulted from cost savings in personnel and other corporate infrastructure expenses as we continue to focus on tighter cost controls in all areas of our business. As of June 30, 2003, we had 37 selling, general and administrative personnel compared with 41 as of the corresponding date in 2002. We expect selling, general and administrative expenses to continue at current levels in the near term as we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets.    In connection with our various acquisitions, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill and assembled workforce, in accordance with SFAS 142. Other intangible assets are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets was $335,000 and $670,000 for the three and six months ended June 30, 2003 and 2002. The amortization of intangible assets did not change as we continue to amortize the existing intangible assets at a constant rate over their estimated useful lives.

Goodwill and assembled workforce, which was reclassified to goodwill, was $4.7 million as of June 30, 2003. The remaining other intangible assets at June 30, 2003 were $3.5 million, which will be amortized as follows: $662,000 for the six months ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, and $393,000 for the year ending December 31, 2006. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded in connection with an acquisition in April 2001 for the assumption of outstanding unvested stock options granted to the employees and directors of that company. Of this amount, we have reversed $1.5 million due to employee terminations and amortized $9.4 million through June 30, 2003. For the three and six months ended June 30, 2003, we recorded $281,000 and $463,000 of stock-based compensation, respectively and reversed $153,000 and $576,000 of previously amortized stock-based compensation related to employee termination, respectively. For the three and six months ended June 30, 2002, we recorded $485,000 and $1.1 million of stock-based compensation respectively. Of these amounts, employee stock compensation related to the following: cost of goods sold of $3,000 and $11,000 for the three and six months ended June 30, 2003, respectively, and $17,000 and $46,000 for the corresponding periods in 2002; research and development expenses of $123,000 before reversal of 153,000 and $223,000 before reversal of $576,000 for the three and six months ended June 30, 2003, respectively, and $237,000 and $592,000 in the corresponding periods in 2002; and selling, general and administrative expenses of $155,000 and $229,000 in the three and six months ended June 30, 2003, respectively, and $138,000 and $310,000 in the corresponding periods in 2002.

Non-employee stock compensation related to research and development expenses was $7,000 and $94,000 for the three and six months ended June 30, 2003 and $93,000 and $132,000 for the corresponding periods of 2002. Non-employee stock compensation related to selling, general and administrative expenses was none for the three and six months ended June 30, 2003 and none and $3,000 for the corresponding periods in 2002. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at June 30, 2003 was $267,000, which will be amortized as follows: $179,000 for the six months ending December 31, 2003, $72,000 for the year ending December 31, 2004, $14,000 for the year ending December 31, 2005, and $2,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Other Income (Expense).    Interest income decreased to $368,000 and $609,000 for the three and six months ended June 30, 2003, respectively, from $598,000 and $1.3 million for each of the corresponding periods in 2002. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $179,000 and $303,000 for the three and six months ended June 30, 2003, respectively, and $78,000 and $161,000 for the corresponding periods in 2002. The increase in interest expense for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 was primarily due to interest expense accrued on the $50.0 million convertible subordinated notes issued in June 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. In June 2003, we received $47.2 in net proceeds from issuance of $50.0 million aggregate principal amount of convertible subordinated notes due 2008. We had cash, cash equivalents, and investments totaling $86.7 million at June 30, 2003 compared to $48.3 million at December 31, 2002. This includes $3.3 million and $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of June 30, 2003 and December 31, 2002 respectively. The increase in cash, cash equivalents and investments as of June 30, 2003 was primarily the result of receipt of approximately $47.2 million in net proceeds from issuance of $50.0 million aggregate principal amount of convertible subordinated notes due 2008 and payments received from customers, partially offset by ongoing operating expenses.

Working capital was $76.6 million and $41.9 million at June 30, 2003 and December 31, 2002, respectively. The increase was primarily attributable to the net proceeds from $50 million convertible notes and a decrease in overall operating expenses.

We used $8.9 million of cash for operations for the six months ended June 30, 2003 compared to $16.9 million for the corresponding period in 2002. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to a lower net loss in the six months ended June 30, 2003 compared to the same period in 2002.

We used $16.2 million of cash in investing activities for the six months ended June 30, 2003 compared to a receipt of $11.6 million for the corresponding period in 2002. The decrease in cash provided by investing activities was primarily due to higher net purchases of investments, and to a lesser extent a decrease in purchases of plant and equipment.

We received $47.8 million of cash from financing activities for the six months ended June 30, 2003 compared to $100,000 for the corresponding period in 2002. In the six months ended June 30, 2003, cash received from financing activities was primarily due to net proceeds of approximately $47.2 million aggregate principal amount of convertible notes due 2008, a term loan of $850,000 issued in January 2003 and proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan and lease and repayment of the existing term loan. In the six months ended June 30, 2002, the receipt of cash was primarily due to repayments of notes receivable from stockholders and issuances of common stock due to exercises of employee stock options, partially offset by payments on equipment financing obligations.

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if the Company calls the bonds in November 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2003, the remaining principal payments of the bonds were $1.4 million.

In January 2003, we refinanced a previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit we placed with the same bank. We do not have any lines of credit or available balances under the term loan.

On June 18, 2003, we completed a private placement of an aggregate of $50.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $47.2 million after deducting underwriting fees of $2.5 million and related expenses of $300,000. On July 14, 2003, we received approximately $9.5 million in net proceeds from the sale of an additional $10.0 million of convertible subordinated notes. These additional notes bear the same terms as the $50.0 million aggregate principal amount of convertible subordinated notes issued in June 2003. The convertible subordinated notes are unsecured obligation of the Company and are subordinate to any secured debt we currently have or any future senior indebtness of the Company.

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

Contractual Obligations	2003	2004	2005	2006	Thereafter	Total
Convertible subordinated notes	$1,563	$3,125	$3,125	$3,125	$54,688	$65,626
Long-term debt	220	268	266	263	774	1,791
Term loan	158	306	292	24	—	780
Contract research obligations	165	—	—	—	—	165
Operating lease obligations	1,444	1,509	1,421	603	1	4,978

Total contractual cash obligations	$3,550	$5,208	$5,104	$4,015	$55,463	$73,340

We also anticipate incurring capital expenditures of at least $1 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

Under our common stock purchase agreement with Endo Pharmaceuticals, Inc. (Endo), we are required to file a registration statement on Form S-3 with the SEC to register the 1,533,742 shares of our common stock no later than November 8, 2003. In the event that the registration statement is not declared effective by the SEC by November 8, 2003, we will pay to Endo an amount equal to a daily rate of 2.0% of the purchase price of $5.0 million as liquidated damages until the date that the SEC declares the registration statement effective. We expect to have the registration statement declared effective before November 8, 2003. However, there can be no assurance that the SEC will declare the registration statement effective before the deadline.

Under the Registration Rights Agreement in connection with the convertible subordinated notes offering, we are required to file a registration statement with the SEC for resale by September 16, 2003 (90 days after the issue date) and cause the registration statement to be declared effective by the SEC by December 15, 2003 (180 days after the issue date). In the event that we fail to perform these obligations, we will pay to the noteholders an amount accruing at a rate per annum equal to 0.5% per annum of the aggregate principal amount of the convertible notes or to the stockholders an amount accruing at a rate per annum equal to 0.5% on the conversion price for each share if common stock has been issued upon conversion of a note as liquidated damages until such time as all such obligations with respect to such security have been satisfied in full. We expect to file the registration statement with the SEC by September 16, 2003 and have the registration statement declared effective before December 15, 2003. However, there can be no assurance that the SEC will declare the registration statement effective before the deadline.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our results of operations or financial position.

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

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are in the process of evaluating the financial statement impact, if any, of adopting EITF Issue 00-21, but do not expect that the adoption of EITF Issue 00-21 will have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. We are currently evaluating the effects of SFAS 150, but do not expect that the adoption of SFAS 150 will have a material effect on our results of operations or financial position.

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

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of June 30, 2003, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which we have not planned or anticipated that could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002, and the clinical trial is currently on temporary hold. We intend to revise the existing clinical trial protocol to provide additional monitoring measures and data collection requested by the FDA. Independently from the revisions to the protocol, we are implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again restart clinical program to support regulatory approval of the product in the U.S. and other countries of the world by the end of 2003.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2003, had an accumulated deficit of approximately $124.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, BPI, and collaborative and contract research and development revenues from our collaborations with third parties and those of our former wholly owned subsidiary, SBS, now merged into DURECT. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the $60.0 million aggregate principal amount of convertible subordinated notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities. See “Liquidity and Capital Resources”. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

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

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of June 30, 2003, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2003, we held 16 issued U.S. patents and 6 issued foreign patents. In addition, we have 37 pending U.S. patent applications and have filed 34 patent applications under the Patent Cooperation Treaty, from which 68 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $10.0 million annual aggregate limit in connection with clinical trials and commercial sales of our products, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical systems. A product liability claim could also significantly harm our reputation and delay market acceptance of our products.

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

We depend upon key personnel who may terminate their employment with us at any time, and we need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer, James E. Brown, our President and Chief Executive Officer and Thomas A. Schreck, our Chief Financial Officer. Although we have obtained key man life insurance policies for each of Messrs. Theeuwes, Brown and Schreck in the amount of $1.0 million, this insurance may not adequately compensate us for the loss of their services. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending June 30, 2003, was 256,925 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. Pursuant to a Common Stock Purchase Agreement with Endo Pharmaceuticals, Inc., we are required to register 1,533,742 shares of our common stock for resale on or before November 8, 2003. Certain of our investors also have rights to have unregistered shares of common stock registered at the same time. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we are required to register an aggregate of $60.0 million in convertible subordinated notes on or before September 16, 2003. The convertible subordinated notes are convertible into shares of our common stock at a price of $3.15 per share and will bear interest at a rate of 6.25% per annum. Once registered, shares become tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

Our outstanding convertible subordinated notes are unsecured and, therefore, are effectively subordinated to any of our secured debt and are effectively subordinated to all liabilities of our subsidiaries

The notes are not secured by any of our assets or those of our subsidiaries. As a result, the notes are effectively subordinated to any secured debt we currently have, or may incur. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of our secured debt may assert rights against the secured assets in order to receive full payment of their debt before the assets may be used to pay the holders of the notes. In addition, as debt of DURECT, the notes are effectively subordinated to all debt and other liabilities, including trade payables, of our subsidiaries.

We may not have the ability to raise the funds necessary to finance the fundamental change redemption option associated with our outstanding convertible subordinated notes

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market, we may be required to redeem all or part of the notes. We may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness.

The fundamental change redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market (a “fundamental change”), we may be required to redeem all or part of the notes and this could discourage a potential acquirer. However, this redemption feature is not the result of management’s knowledge of any specific effort to obtain control of us by means of a merger, tender offer or solicitation, or part of a plan by management to adopt a series of anti-takeover provisions. The term “fundamental change” is limited to specified transactions and may not include other events that might adversely affect our financial condition or business operations. Our obligation to offer to redeem the notes upon a fundamental change would not necessarily afford you protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2003, approximately 91% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 43% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	Total
Cash equivalents:
Fixed rate	$19,123	$—	$—	$19,123
Average fixed rate	1.21%	—	—	1.21%
Variable rate	$18,281	—	—	$18,281
Average variable rate	1.08%	—	—	1.08%
Short-term investments:
Fixed rate	$25,936	$563	—	$26,499
Average fixed rate	1.45%	2.28%	—	1.45%
Variable rate	$16,250	—	—	$16,250
Average variable rate	1.17%	—	—	1.17%
Long-term investments:
Fixed rate	$—	$1,301	$5,010	$6,311
Average fixed rate	—	1.58%	1.70%	1.67%

Total investment securities	$79,589	$1,864	$5,010	$86,464

Average rate	1.23%	1.81%	1.70%	1.35%

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

ITEM 2. Changes in Securities and Use of Proceeds

On June 18, 2003, we privately placed $50,000,000 in aggregate principal amount of convertible subordinated notes. On July 14, 2003, the initial purchaser of the convertible notes purchased an additional $10,000,000 in principal amount of the convertible subordinated notes. The convertible subordinated notes are due prior to the close of business on June 15, 2008. The convertible notes may be earlier redeemed if we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market. These convertible notes will be convertible into our common stock at a conversion price of $3.15 per share (reflecting a premium of 25%, relative to the NASDAQ closing price for our common stock of $2.52 on June 12, 2003), and will bear interest at a rate of 6.25% per annum. The managing underwriter was Morgan Stanley Dean Witter. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $56.7 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions which relied upon the exemption set forth in Section 4(2) of the Act, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The offering was made by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 4, 2003, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class III directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2006:

James E. Brown	(33,453,998 votes for, 8,152,446 votes withheld)
John L. Doyle	(40,970,628 votes for, 635,816 votes withheld)
Armand P. Neukermans	(41,373,227 votes for, 233,217 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 (41,446,838 votes in favor, 151,620 votes opposed, 7,986 votes abstaining).

ITEM 5. Other Information

James Butler resigned as a board member of the Company in June 2003.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4.4	Indenture by and between Durect Corporation and The Bank of New York as trustee dated as of June 18, 2003.

4.5	Registration Right Agreement among Durect Corporation as issuer and Morgan Stanley & Co. Incorporated as initial purchaser dated as of June 18, 2003.

10.35	Convertible Note Purchase Agreement by and between Durect Corporation and Morgan Stanley & Co. Incorporated dated as of June 12, 2003.

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Durect Corporation filed a report on Form 8-K on June 12, 2003 announcing the Company proposes to offer a new issue of $50.0 million of Convertible Notes due 2008 through a Rule 144A offering to qualified institutional buryers.

Durect Corporation filed a report on Form 8-K on June 13, 2003 announcing the Company agreed to privately place $50.0 million aggregate principal amount of Convertible Notes due 2008.

Durect Corporation filed a report on Form 8-K on July 14, 2003 announcing the Company agreed to privately place an additional $10.0 million aggregate principal amount of Convertible Notes due 2008.

Durect Corporation filed a report on Form 8-K on July 24, 2003 announcing the Company’s financial results for the three months period ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2003

By:	/s/ JIAN LI
Jian Li
Controller

Date: August 8, 2003