Form 10-Q
period 2003-09-30
DURECT CORP
filed 2003-11-13
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 51,148,588 shares of the registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Product revenue, net	$1,723	$1,515	$4,945	$4,805
Collaborative research and development and other revenue	1,227	268	3,786	374

Total revenues	2,950	1,783	8,731	5,179

Operating expenses:
Cost of revenues	711	706	1,840	2,224
Research and development	5,366	7,571	16,220	23,744
Selling, general and administrative	2,141	2,225	6,603	6,989
Amortization of intangible assets	339	335	1,009	1,005
Stock-based compensation(1)	(122)	353	(141)	1,436

Total operating expenses	8,435	11,190	25,531	35,398

Loss from operations	(5,485)	(9,407)	(16,800)	(30,219)

Other income (expense):
Interest income	123	428	732	1,737
Interest expense	(1,068)	(71)	(1,371)	(232)

Net other income (expense)	(945)	357	(639)	1,505

Net loss	$(6,430)	$(9,050)	$(17,439)	$(28,714)

Net loss per share, basic and diluted	$(0.13)	$(0.19)	$(0.35)	$(0.60)

Shares used in computing basic and diluted net loss per share	50,624	48,161	50,347	48,006

(1) Stock-based compensation related to the following:
Cost of revenues	$3	$15	$14	$61
Research and development	34	219	(225)	943
Selling, general and administrative	(159)	119	70	432

	$(122)	$353	$(141)	$1,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$25,975	$14,089
Short-term investments	39,373	28,711
Accounts receivable, net of allowance of $129 and $207, respectively	1,584	944
Inventories	1,741	1,707
Prepaid expenses and other current assets	1,152	1,590

Total current assets	69,825	47,041

Property and equipment, net	9,602	11,625
Goodwill	6,399	4,716
Intangible assets, net	3,327	4,121
Long-term investments	23,339	2,578
Restricted investments	3,313	2,890
Other long term assets	3,313	—

Total assets	$119,118	$72,971

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$319	$352
Accrued liabilities	3,027	2,140
Contract research liability	1,038	1,128
Interest payable on convertible notes	1,073	—
Deferred revenue	331	948
Equipment financing obligations and term loan, current portion	283	447
Bonds payable, current portion	170	170

Total current liabilities	6,241	5,185

Equipment financing obligations and term loan, noncurrent portion	378	134
Bonds payable, noncurrent portion	1,245	1,245
Other long-term liabilities	998	225
Convertible subordinated notes due 2008	60,000	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at September 30, 2003 and December 31, 2002 respectively; 51,071 and 50,443 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	5	5
Additional paid-in capital	194,896	194,312
Notes receivable from stockholders	(99)	(469)
Deferred compensation	(128)	(732)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	57	102
Accumulated deficit	(130,995)	(113,556)

Total stockholders’ equity	50,256	66,182

Total liabilities and stockholders’ equity	$119,118	$72,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(17,439)	$(28,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,761	3,139
Non-cash charges related to stock-based compensation	(141)	1,436
Acquired in-process research and development	—	—
Changes in assets and liabilities:
Accounts receivable	(572)	(83)
Inventories	114	281
Prepaid expenses and other assets	272	895
Accounts payable	(33)	(1,312)
Accrued liabilities and other long-term liabilities	544	626
Contract research liability	(90)	798
Interest payable on Convertible Notes	1,073	—
Deferred Revenue	(617)	—

Total adjustments	4,311	5,780

Net cash and cash equivalents used in operating activities	(13,128)	(22,934)

Cash flows from investing activities
Purchases of property and equipment	(439)	(1,198)
Purchases of available-for-sale securities	(90,334)	(15,231)
Proceeds from maturities of available-for-sale securities	58,443	44,981

Net cash and cash equivalents provided by (used in) investing activities	(32,330)	28,552

Cash flows from financing activities
Net proceeds from issuance of convertible subordinated notes	56,700	—
Payment of notes payable	(51)	—
Payments on equipment financing obligations	(802)	(441)
Net proceeds from term loan	850	—
Net proceeds from issuance of common stock	341	392
Net proceeds from notes receivable from stockholders	306	63

Net cash and cash equivalents provided by financing activities	57,344	14

Net decrease in cash and cash equivalents	11,886	5,632
Cash and cash equivalents, beginning of the period	14,089	12,596

Cash and cash equivalents, end of the period	$25,975	$18,228

Supplemental disclosure of cash flow information
Issuance of stock for acquisition of APT	$1,053	—

Net tangible assets acquired from APT	$254	—

Cash paid during the period for interest	$345	$155

Settlement of employee notes receivable in exchange for unvested stock	$64	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company’s lead product under development, the CHRONOGESIC® (sufentanil) Pain Therapy System, is intended for the treatment of chronic pain. The Company has several products under development in the area of pain, including a SABER-based injectable product for the treatment of post-operative pain and an oral opioid product under development with Pain Therapeutics, Inc., and in the areas of cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research. The Company also collaborates with a number of third party pharmaceutical and biotechnology company partners to conduct research and development of pharmaceutical products.

Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers and provides analytical and product development services for third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2003, the operating results for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report for the year ended December 31, 2002 on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$207	$187
Work in process	431	534
Finished goods	1,103	986

Total inventories	$1,741	$1,707

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

At September 30, 2003, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(6,430)	$(9,050)	$(17,439)	$(28,714)
Add: Stock-based employee compensation expense included in reported net loss	(115)	353	(229)	1,301
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(417)	(1,680)	(1,831)	(5,199)

Pro forma net loss	$(6,962)	$(10,377)	$(19,499)	$(32,612)

Net loss per share:
Basic and diluted—as reported	$(0.13)	$(0.19)	$(0.35)	$(0.60)

Basic and diluted—pro forma	$(0.14)	$(0.22)	$(0.39)	$(0.68)

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

Comprehensive Loss

The Company’s comprehensive losses, which include unrealized gains and losses on the Company’s available-for-sale securities were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(6,430)	$(9,050)	$(17,439)	$(28,714)
Other comprehensive income (loss)	45	(86)	(46)	(479)

Comprehensive loss	$(6,385)	$(9,136)	$(17,485)	$(29,193)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement, during the period. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method) and the effect of the 6.25% convertible subordinated notes (see note 4) issued in June and July 2003 (using the if-converted method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(6,430)	$(9,050)	$(17,439)	$(28,714)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	50,805	48,803	50,580	48,722
Less: weighted-average shares subject to repurchase	(181)	(642)	(233)	(716)

Weighted-average shares used in computing basic and diluted net loss per share	50,624	48,161	50,347	48,006

Basic and diluted net loss per share	$(0.13)	$(0.19)	$(0.35)	$(0.60)

The computation of diluted net loss per share for the three months ended September 30, 2003 excludes the impact of options to purchase 6.0 million shares of common stock, warrants to purchase 1.0 million shares of common stock, 180,000 shares of common stock subject to repurchase and 18.6 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 255,000 shares of common stock subject to repurchase and 7.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended September 30, 2002 excludes the impact of options to purchase 4.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 642,000 shares of common stock subject to repurchase, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2002 excludes the impact of options to purchase 4.1 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 706,000 shares of common stock subject to repurchase, as such impact would be antidilutive.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 2.  Acquisition of Absorbable Polymer Technologies, Inc.

On August 15, 2003, the Company acquired Absorbable Polymer Technologies, Inc. (APT), a privately held Alabama Corporation pursuant to an Agreement and Plan of Merger among Durect Corporation, Birmingham Polymers, Inc. and APT (the (“Merger Agreement”) for a total cost of approximately $2.2 million including the transaction cost of approximately $100,000. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock, valued at $1.1 million and agreed to pay the remaining purchase consideration through the issuance of additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger.

APT manufactured and sold polymer and provided analytical and product development services for third party pharmaceutical and biotechnology companies. This acquisition is intended to help the Company to gain market share in the polymers supply market and to expand custom polymer development capabilities. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired based on their estimated fair value, as determined with the assistance of an independent appraisal, as follows:

Net tangible assets acquired	$254,000
Intangible assets acquired:
Patents	56,000
Developed technology	160,000
Goodwill	1,683,000

Total purchase price allocation	$2,153,000

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accrued expenses and notes payable. Intangible assets represent the excess of the total acquisition cost over the fair value of identifiable net assets of business acquired. Intangible assets except goodwill are each being amortized on a straight-line basis over their estimated useful lives, which are both 7 years.

The acquisition of APT has been accounted for as a purchase, with the results of APT’s operations included in the Company’s results of operations from the date of acquisition. Pro forma financial information reflecting the acquisition of APT is not provided as the operating results of APT were not significant in relation to the Company’s operating results.

In accordance with the Merger Agreement, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register shares of our common stock issued to the former shareholders of APT in connection with the closing of the merger. The registration statement was declared effective by the SEC on September 26, 2003.

Note 3.  Agreement with Endo Pharmaceuticals

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada.

In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. The Company paid $1,660,000 to an investment bank for strategic advisory services as a result of executing this agreement. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo for resale. The registration statement was declared effective by the SEC on September 26, 2003.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 4.  Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,827)	$1,773
Patents	466	(236)	230
Other intangibles	3,258	(1,934)	1,324

Total	$7,324	$(3,997)	$3,327

	December 31, 2002
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,348)	$2,092
Patents	410	(190)	220
Other intangibles	3,260	(1,451)	1,809

Total	$7,110	$(2,989)	$4,121

Intangible assets subject to amortization at September 30, 2003 totaled $3.3 million, which the Company expects will be amortized as follows: $334,000 in 2003, $1.2 million for each of the years 2004 and 2005, $424,000 for the year 2006 and an aggregate of $112,000 for the remaining years through 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at September 3, 2003 and $4.7 million at December 31, 2002. Goodwill is evaluated annually during the fourth quarter of the Company’s fiscal year, or more frequently if indicators of impairment exist. Should goodwill become impaired, the Company may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 5.  Term Loan

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

Note 6.  Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes (the “notes”). The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. On July 14, 2003, the initial purchaser of $50.0 million of the notes elected to exercise its option to purchase an additional $10.0 million in principal amount of such notes. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The total issuance cost of approximately $3.3 million has been included in other long term assets on the balance sheet and is amortized to interest expense using the effective interest rate method over the duration of the notes, which is 5 years. The notes are unsecured obligations of the Company and are subordinate to any secured debt the Company currently has or any future senior indebtness of the Company.

In accordance with Registration Rights Agreement in connection with the convertible notes offering, the Company filed a registration statement with the SEC to register the $60.0 million of convertible subordinated notes for resale on Form S-3 on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “target” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the development of pharmaceutical products for the treatment of chronic diseases including pain, cardiovascular diseases and central nervous system disorders and the development of pharmaceutical products incorporating biotechnology agents. We are developing these pharmaceutical system products based on our solid foundation of four proprietary drug delivery technology platforms. These platforms are the DUROS®, SABER™, MICRODUR™ and DURIN™ technology platforms.

Our lead product in development is the CHRONOGESIC® (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain and is based on the DUROS® implant technology for which we hold an exclusive license from ALZA Corporation, a subsidiary of Johnson & Johnson, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of a manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial commercial demand for our product if approved by the FDA.

In 2002, we announced positive results from our pilot Phase III clinical trial, validated our manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002.

In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial for the CHRONOGESIC product initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is finalized.

NOTE: CHRONOGESIC®, IntraEAR®, ALZET®, SABER™, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. LACTEL® is a trademark of Birmingham Polymers, Inc., a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation, a subsidiary of Johnson & Johnson. Other trademarks referred to belong to their respective owners.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. Once a specified clinical trial for the CHRONOGESIC product is restarted, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for all product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be 50%.

In the first nine months of 2003, we continued to conduct in-vitro and animal studies, implement and evaluate system design and manufacturing process changes and revise clinical trial protocols for the CHRONOGESIC product. In October 2003, we announced that we had received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. In parallel track with the CHRONOGESIC development program using the revised system design, we have been exploring additional mechanisms to prevent any premature shutdown, and have already generated feasibility data relating to these mechanisms. We are evaluating incorporating these mechanisms into our system design and other system design changes to prevent any premature shutdown of the system. We are currently investigating the impact of these new developments on the timing of the development program, but we expect that this will delay the restart of the product’s phase III clinical program previously anticipated to begin during the second half of 2003.

In the first nine months of 2003, we also continued to research and develop a number of other pharmaceutical products including our post-operative pain depot product, a sustained release injectible using the SABER delivery system and a local anesthetic. This product is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product, is currently FDA-approved for use in hospitals as a local anesthetic. In June 2003, we commenced the first clinical trial for our post-operative pain product. The clinical trial was conducted in Europe and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product versus current treatment methods, which include bupivacaine and ropivacaine. We completed this clinical trial in the third quarter of 2003 in Europe.

During the first nine months of 2003, we also continued to make technical progress on our collaborative research and development projects with our strategic partners, such as Pain Therapeutics, Inc., BioPartners, GmbH, Voyager Pharmaceutical Corporation and others. In particular, our strategic partner, Pain Therapeutics, Inc., recently announced the commencement of a development program for a novel long-acting formulation of oxycodone that utilizes our SABER delivery system, targeted to decrease the potential for oxycodone abuse. Under these collaborative agreements with the strategic partners, we perform research and development activities to develop products utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our partners. Depending on the agreement, we may also have royalty, distribution, or other rights once products are commercialized under the agreement. We intend to enter into additional collaborative partnering arrangements in the future.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior indebtness we may have.

In accordance with Registration Rights Agreement in connection with the convertible notes offering, the Company filed a registration statement with the SEC to register the $60.0 million of convertible subordinated notes for resale on Form S-3 on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003.

On August 15, 2003, we completed an acquisition of APT, a private Alabama corporation engaged in the business of selling biodegradable polymers, pursuant to an Agreement and Plan of Merger by and among us, Absorbable Polymer Technologies, Inc. and Birmingham Polymers, Inc. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock and agreed to issue additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger. The total purchase price was $2.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization. Direct transaction costs related to the acquisition were approximately $100,000. APT was merged into Birmingham Polymers, Inc. (BPI), our wholly owned subsidiary upon closing of the merger. Our financial statements for the nine months ended September 30, 2003 include the results of operations of APT subsequent to the acquisition date.

In accordance with our Common Stock Purchase Agreement with Endo and the Agreement and Plan of Merger by and among the Company, APT and BPI, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003.

We currently generate product revenues from the sale of:

•	ALZET® osmotic pumps for animal research use, and

•	LACTEL® and other biodegradable polymers through our wholly owned subsidiary, Birmingham Polymers, Inc.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2003, we had an accumulated deficit of $131.0 million and our net losses were $17.4 million and $28.7 million for the nine months ended September 30, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to modestly increase in the future as we continue to expand our clinical trials and research and development activities. We anticipate that we will support our research and development activities within our existing corporate infrastructure, so we expect our general and administrative expenses to continue at current levels in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and nine months ended September 30, 2003 and 2002

Revenues.    Net revenues increased to $3.0 million and $8.7 million for the three and nine months ended September 30, 2003, respectively, from $1.8 million and $5.2 million for the corresponding periods in 2002. The increases in total revenues were primarily attributable to higher collaborative research and development revenue recognized from strategic collaborative agreements with various corporate partners.

Net product revenues were $1.7 million and $4.9 million in the three months and nine months ended September 30, 2003, respectively, compared to $1.5 million and $4.8 million for the corresponding periods in 2002. Revenues from our existing product lines in the three months and nine months ended September 30, 2003 were slightly higher compared to the corresponding periods in 2002 due to increased product sales from our ALZET product line and biodegradable polymers. We ceased selling IntraEAR catheter products as of September 30, 2003.

Our collaborative research and development and service contract revenues increased to $1.2 million and $3.8 million for the three and nine months ended September 30, 2003, respectively, from $268,000 and $374,000 for the corresponding periods in 2002. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Other revenue from service contracts was none for the three months and nine months ended September 30, 2003 compared to $160,000 and $267,000 for the corresponding periods in 2002. The service contract revenues were related to certain feasibility evaluation agreements we entered prior to January 2003. We did not have any such service contracts in the first nine months of 2003.

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

Cost of revenues.    Cost of revenues increased to $711,000 for the three months ended September 30, 2003 from $706,000 for the corresponding period in 2002. Cost of revenues decreased to $1.8 million for the nine months ended September 30, 2003, from $2.2 million for the corresponding period in 2002. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contract services provided by us. Cost of revenues for the three months ended September 30, 2003 was comparable to the same period in 2002. The decrease in the cost of revenues for the nine months ended September 30, 2003 was primarily due to overall manufacturing efficiencies achieved in our commercial product lines and because there were no contract services performed in 2003.

Cost of revenues associated with product revenue increased to $711,000 for the three months ended September 30, 2003, from $583,000 for the corresponding period in 2002. Cost of revenues associated with product revenue decreased to $1.8 million for the nine months ended September 30, 2003 from $2.0 million for the corresponding period in 2002. The modest increase in cost of revenues associated with product revenue for the three months ended September 30, 2003 was primarily due to the additional manufacturing expenses related to our ALZET and BPI products. The decrease for the nine months ended September 30, 2003 was the result of overall efficiencies from our ALZET mini pump product line and BPI biodegradable polymer product line. Cost of revenues related to service contracts decreased to none for the three and nine months ended September 30, 2003, respectively, from $123,000 and $202,000 in the same periods of 2002 as we ceased to provide contract services effective January 2003. We do not expect to perform contract services for others in the future as we continue to focus on collaborative research and development arrangements with our strategic partners. As of September 30, 2003, we had 20 manufacturing employees for our commercial products compared with 21 as of the corresponding date in 2002. We expect cost of revenues to remain at current levels in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development.    Research and development expenses decreased to $5.4 million and $16.2 million for the three and nine months ended September 30, 2003, respectively, from $7.6 million and $23.7 million for the corresponding periods in 2002. The decreases were primarily attributable to lower development costs related to our lead product CHRONOGESIC for the three and nine months ended September 30, 2003, partially offset by a slight increase in research and development expenses in the three and nine months of 2003 under our collaborative arrangements and for our post-operative pain product. We incurred higher research and development costs related to the Phase III clinical trial for CHRONOGESIC in the same periods in 2002. The decreases in the research and development expenses in the three and nine months ended September 30, 2003 were also the result of lower personnel expenses due to the reduction in force in the fourth quarter of 2002. As of September 30, 2003, we had 64 research and development (including scale up manufacturing for products under development) employees compared with 100 as of the corresponding date in 2002. We expect research and development expenses to decrease slightly in the near term until the restart of the clinical program for CHRONOGESIC. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies, and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC.

Selling, General and Administrative.    Selling, general and administrative expenses decreased to $2.1 million and $6.6 million for the three and nine months ended September 30, 2003, respectively, from $2.2 million and $7.0 million for the corresponding periods in 2002. The decrease resulted from continued cost savings in personnel and other corporate infrastructure expenses as we remain focused on cost controls in all areas of our business. As of September 30, 2003, we had 33 selling, general and administrative personnel compared with 40 as of the corresponding date in 2002. We expect selling, general and administrative expenses to continue at current levels in the near term as we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of Intangible Assets.    Intangible assets, other than indefinite lived intangible assets, are amortized over their estimated useful lives, which are between 4 and 7 years. Amortization of intangible assets was $339,000 and $1.0 million for the three and nine months ended September 30, 2003, respectively, compared to $335,000 and $1.0 million for the corresponding periods in 2002. The amortization of intangible assets increased slightly in the three and nine months of 2003 due to the additional amortization expenses related to the intangible assets we acquired from Absorbable Polymer Technologies, Inc.

The remaining intangible assets at September 30, 2003 were $3.3 million, which will be amortized as follows: $334,000 for the three months ending December 31, 2003, $1.2 million for the year ending December 31, 2004, $1.2 million for the year ending December 31, 2005, $424,000 for the year ending December 31, 2006 and an aggregate of $112,000 for the remaining years through 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded in connection with an acquisition in April 2001 for the assumption of outstanding unvested stock options granted to the employees and directors of that company. Of this amount, we have reversed $1.7 million due to employee terminations and amortized $9.4 million through September 30, 2003. For the three and nine months ended September 30, 2003, we recorded $112,000 and $576,000 of stock-based compensation, respectively and reversed $228,000 and $805,000 of previously amortized stock-based compensation related to employee termination, respectively. For the three and nine months ended September 30, 2002, we recorded $353,000 and $1.3 million of stock-based compensation respectively. Of these amounts, employee stock compensation related to the following: cost of goods sold of $3,000 and $14,000 for the three and nine months ended September 30, 2003, respectively, and $15,000 and $61,000 for the corresponding periods in 2002; research and development expenses of $62,000 before reversal of 21,000 and $283,000 before reversal of $597,000 for the three and nine months ended September 30, 2003, respectively, and $219,000 and $811,000 in the corresponding periods in 2002; and selling, general and administrative expenses of $48,000 before reversal of $207,000 and $229,000 before reversal of $207,000 in the three and nine months ended September 30, 2003, respectively, and $119,000 and $429,000 in the corresponding periods in 2002.

Non-employee stock compensation related to research and development expenses was a net reversal of $6,000 and $88,000 for the three and nine months ended September 30, 2003 and none and $132,000 for the corresponding periods of 2002. Non-employee stock compensation related to selling, general and administrative expenses was none for the three and nine months ended September 30, 2003 and none and $3,000 for the corresponding periods in 2002. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at September 30, 2003 was $128,000, which will be amortized as follows: $60,000 for the three months ending December 31, 2003, $53,000 for the year ending December 31, 2004, $14,000 for the year ending December 31, 2005, and $1,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Other Income (Expense).    Interest income decreased to $123,000 and $732,000 for the three and nine months ended September 30, 2003, respectively, from $428,000 and $1.7 million for each of the corresponding periods in 2002. The decreases in interest income were primarily attributable to lower yields on debt security investments, partially offset by higher outstanding investment balances from the net issuance of our convertible subordinated notes. Interest expense was $1.1 million and $1.4 million for the three and nine months ended September 30, 2003, respectively, and $71,000 and $232,000 for the corresponding periods in 2002. The increase in interest expense for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 was primarily due to interest expense accrued on the $60.0 million of convertible subordinated notes issued in June and July 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, and our initial public offering of $84.0 million. In June and July 2003, we received $56.7 million in net proceeds from issuance of $60.0 million aggregate principal amount of convertible subordinated notes due 2008. We had cash, cash equivalents, and investments totaling $92.0 million at September 30, 2003 compared to $48.3 million at December 31, 2002. This includes $3.3 million and $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of September 30, 2003 and December 31, 2002 respectively. The increase in cash, cash equivalents and investments as of September 30, 2003 was primarily the result of receipt of approximately $56.7 million in net proceeds from issuance of $60.0 million aggregate principal amount of convertible subordinated notes due 2008 and payments received from customers, partially offset by ongoing operating expenses.

Working capital was $63.5 million and $41.9 million at September 30, 2003 and December 31, 2002, respectively. The increase was primarily attributable to the net proceeds from $60.0 million convertible notes.

We used $13.1 million of cash for operations for the nine months ended September 30, 2003 compared to $22.9 million for the corresponding period in 2002. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to a lower net loss in the nine months ended September 30, 2003 compared to the same period in 2002.

We used $32.3 million of cash in investing activities for the nine months ended September 30, 2003 compared to a receipt of $28.6 million for the corresponding period in 2002. The decrease in cash provided by investing activities was primarily due to higher net purchases of investments in 2003.

We received $57.3 million of cash from financing activities for the nine months ended September 30, 2003 compared to $14,000 for the corresponding period in 2002. In the nine months ended September 30, 2003, cash received from financing activities was primarily due to net proceeds of approximately $56.7 million aggregate principal amount of convertible notes due 2008, a term loan of $850,000 issued in January 2003 and proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan and lease and repayment of the existing term loan. In the nine months ended September 30, 2002, the receipt of cash was primarily due to repayments of notes receivable from stockholders and issuances of common stock due to exercises of employee stock options, partially offset by payments on equipment financing obligations.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% if we call the bonds in November 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2003, the remaining principal payments of the bonds were $1.4 million.

In January 2003, we refinanced a previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit we placed with the same bank. We do not have any lines of credit or available balances under the term loan.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior we may have.

In accordance with the Registration Rights Agreement we entered into in connection with the convertible notes offering, we filed a registration statement with the SEC to register the $60.0 million of convertible subordinated notes for resale on a registration statement on Form S-3 on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003.

On August 15, 2003, we completed an acquisition of APT pursuant to an Agreement and Plan of Merger by and among us, Absorbable Polymer Technologies, Inc. and Birmingham Polymers, Inc. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock, valued at $1.1 million and agreed to pay the remaining purchase consideration through the issuance of additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger. The total purchase price was $2.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization. Direct transaction costs related to the acquisition were approximately $100,000. APT was merged into Birmingham Polymers, Inc., our wholly owned subsidiary upon closing of the merger.

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

Contractual Obligations	2003	2004	2005	2006	Thereafter	Total
Convertible subordinated notes (1)	$938	$3,750	$3,750	$3,750	$65,469	$77,657
Long-term debt (1)	220	268	266	263	774	1,791
Term loan (1)	79	306	292	24	—	701
Contract research obligations	145	—	—	—	—	145
Operating lease obligations	723	1,793	1,488	603	1	4,608

Total contractual cash obligations	$2,105	$6,117	$5,796	$4,640	$66,244	$84,902

Note (1): Includes principal and interest payments

We also anticipate incurring capital expenditures of at least $1.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the effects of FIN 46; however, we do not expect that the adoption of FIN 46 will have a material effect on our results of operations or financial position.

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

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), portions of which immediately impact Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is expected to have far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of us. We do not expect any material change in its practices as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act calls for additional regulations and requirements of publicly-traded companies, many of which have yet to be issued.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have not finalized the system design of our lead product, CHRONOGESIC, and must still complete necessary design changes and enhancements to the product to prevent the occurrence of any premature shutdown of the system prior to the end of the intended 3-month delivery period prior to continuing clinical trials for the product. Although we have been exploring additional mechanisms to prevent this identified issue and have already generated feasibility data relating to these mechanisms, we may not be able to implement these mechanisms or these mechanisms may not ultimately prevent the occurrence of premature shutdown. If we fail to timely finalize the design of the CHRONOGESIC product, this will harm the long-term viability of the product. In addition, even after we complete the final design of the product, the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.”

We have not selected the drug dosages nor finalized the formulation or the system design of any other pharmaceutical system including those based on our SABER™, DURIN™ and MICRODUR™ delivery platforms, and we may not be able to finalize the design or formulation of any additional products. We are continuing testing and development of our products and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our CHRONOGESIC product or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of September 30, 2003, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval of our product. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products. We may not be permitted to begin or continue our planned clinical trials for our potential products or, if our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC, which we have not planned or anticipated that could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is finalized. In October 2003, we announced that we received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. We are currently investigating the impact of these new developments on the timing of the development program, but we expect that this will delay the restart of the product’s phase III clinical program previously anticipated to begin during the second half of 2003.

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

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. For example, in August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study for the CHRONOGESIC product initiated in June 2002 until the clinical trial protocol is amended and approved by the FDA to provide for additional patient monitoring and data collection. We may not be able to timely reach agreement with the FDA on our clinical trial protocols or on the required data we must collect to continue with our clinical trials or eventually commercialize our product.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2003, had an accumulated deficit of approximately $131.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Our near-term revenues depend on collaborations with other companies. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated. In general, our collaboration agreements, including our agreements with Endo Pharmaceuticals, Inc., Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation, and BioPartners GmbH, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. If the agreements are terminated, our revenues will be reduced and our products related to those agreements may not be commercialized. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products based on such collaborations.

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

We may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our partners and ourselves at an acceptable cost, and we have limited manufacturing experience

We must manufacture our products and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture of our DUROS-based pharmaceutical systems is a complex process. Although we have completed development of an initial manufacturing process for our CHRONOGESIC product, we are currently pursuing necessary enhancements of such manufacturing process to take into account any changes to the system design, satisfy regulatory requirements, improve product performance and quality, increase efficiencies and lower cost. If we fail to timely complete such necessary manufacturing process enhancements, we will not be able to timely produce product for our clinical trials and commercialization of our CHRONOGESIC product. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply products or components under a number of our collaborative agreements with third party companies. We have not yet completed development of the manufacturing process for any products or components other than for the CHRONOGESIC product. If we fail to develop manufacturing processes to permit us to manufacture a product or component at an acceptable cost, then we and our third party partners may not be able to commercialize that product or we may be in breach of our supply obligations to our third party partners.

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of September 30, 2003, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented. In the future, we may need to build or acquire other space or facilities for manufacture of products and components for our third party partners and ourselves. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

In order to manufacture clinical and commercial supplies of our pharmaceutical systems or components for our third party partners or ourselves, we must attain and maintain compliance with applicable federal, state and foreign regulatory standards relating to manufacture of pharmaceutical products which are rigorous, complex and subject to varying interpretations. Furthermore, our facilities will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to pass inspection with the applicable regulatory agencies or may be asked to undertake corrective measures which may be costly and cause delay.

If we are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our products and those of our third party partners. We may also choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems or components in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system products to third parties which have not been approved by ALZA. If we cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

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

Technologies and businesses which we have acquired may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. We may also acquire additional businesses or technologies in the future, which could have these same effects

We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc., in April 2000 we acquired the ALZET product and related assets from ALZA, in April 2001, we completed the acquisition of SBS and in August 2003, we acquired APT. These and our future acquisitions expose us to:

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Past acquisitions, such as our acquisitions of IntraEAR, ALZET, SBS and APT, as well future acquisitions, may not generate any additional revenue or provide any benefit to our business.

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

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our CHRONOGESIC product and our SABER-based post-operative pain product. Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2003, we held 16 issued U.S. patents and 6 issued foreign patents. In addition, we have 36 pending U.S. patent applications and have filed 34 patent applications under the Patent Cooperation Treaty, from which 69 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We will not control sales and distribution for our pharmaceutical systems

In November 2002, we entered into an agreement with Endo Pharmaceuticals, Inc. related to the promotion and distribution of our CHRONOGESIC product in the U.S. and Canada once it is approved for commercialization. In addition, we have entered into several agreements with third party companies under which we will collaborate with such companies to develop select pharmaceutical system products and such third parties will have the right to promote and distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. These agreements make us dependent on third parties to sell and distribute our pharmaceutical systems. These third parties may have similar or more established relationships with our competitors, which may reduce their interest in selling our products. In addition, these third parties may terminate these agreements under specified conditions provided in these agreements. Other than these agreements with third party companies, we have yet to establish marketing, sales or distribution capabilities for our pharmaceutical system products.

We compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third party collaborations may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to us;

•	fail to adequately market our products;

•	cease operations with little or no notice to us;

•	offer, design, manufacture or promote competing product lines;

•	fail to maintain adequate inventory and thereby restrict use of our products; or

•	build up inventory in excess of demand thereby limiting future purchases or our products resulting in significant quarter-to-quarter variability in our sales.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since we started manufacturing and selling biodegradable polymers through our subsidiary Birmingham Polymers, Inc. (BPI). Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

Our corporate headquarters, manufacturing facilities and personnel are located in a geographical area that is seismically active

Our corporate headquarters, manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes. Should such a natural disaster occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research and development efforts, could be destroyed.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending September 30, 2003, was 399,363 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. Once registered, shares become tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2003, approximately 73% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 24% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	2006	Total
Cash equivalents:
Fixed rate	$22,837	$—	$—		$22,837
Average fixed rate	1.08%	—	—		1.08%
Variable rate	$2,549	—	—		$2,549
Average variable rate	1.00%	—	—		1.00%
Short-term investments:
Fixed rate	$22,290	$3,645	—		$25,935
Average fixed rate	1.43%	1.65%	—		1.46%
Variable rate	$16,750	—	—		$16,750
Average variable rate	1.13%	—	—		1.13%
Long-term investments:
Fixed rate	$—	$2,857	$7,997	$12,485	$23,339
Average fixed rate	—	1.46%	1.77%	2.43%	2.06%

Total investment securities	$64,426	$6,502	$7,997	$12,485	$91,410

Average rate	1.22%	1.55%	1.77%	2.43%	1.50%

ITEM 4.  Controls and Procedures

As of September 30, 2003, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting.” This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

(b) Changes in internal controls.    Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Limitations on the Effectiveness of Controls.    Our management, including our chief executive and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within DURECT have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On August 15, 2003, in connection with an Agreement and Plan of Merger among us, Birmingham Polymers, Inc. and Absorbable Polymer Technologies, Inc. we issued an aggregate of 485,122 shares of our common stock to James P. English and Charlotte P. English in consideration of the merger. We also agreed to issue additional shares of our common stock or cash in connection with the first, second and third anniversaries of the merger. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions which relied upon the exemption set forth in Section 4(2) of the Act, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

John L. Doyle, one of our outside directors, has resigned from our Board of Directors effective November 10, 2003. Mr. Doyle was recently re-elected as a Class III director at our annual meeting of the shareholders on June 4, 2003. As reported in our definitive proxy statement filed on April 16, 2003, Mr. Doyle had indicated that he may resign prior to serving the full three-year term.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

31.1	Rule 13a-14(a) Section 302 Certification.
31.2	Rule 13a-14(a) Section 302 Certification.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Durect Corporation filed a report on Form 8-K on July 14, 2003 announcing the Company agreed to privately place an additional $10.0 million aggregate principal amount of Convertible Notes due 2008.

Durect Corporation filed a report on Form 8-K on July 24, 2003 announcing the Company’s financial results for the three months period ending June 30, 2003.

Durect Corporation filed a report on Form 8-K on September 2, 2003 announcing completion of the validation of the terminal sterilization manufacturing process for its CHRONOGESIC (sufentanil) Pain Therapy product.

Durect Corporation filed a report on Form 8-K on September 23, 2003 announcing the appointment of Jon S. Saxe to the Board of Directors of DURECT Corporation.

Durect Corporation filed a report on Form 8-K on October 9, 2003 announcing the initiation of manufacture of clinical product for its CHRONOGESIC® (sufentanil) Pain Therapy product.

Durect Corporation filed a report on Form 8-K on October 17, 2003 announcing an update to its CHRONOGESIC® program.

Durect Corporation filed a report on Form 8-K on November 6, 2003 announcing positive clinical results for its post-operative pain relief depot using the SABERTM delivery system.

Durect Corporation filed a report on Form 8-K on November 6, 2003 announcing the Company’s financial results for the three months period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2003

By:	/s/ JIAN LI
Jian Li
Controller

Date: November 13, 2003