Form 10-K
period 2003-12-31
DURECT CORP
filed 2004-03-11
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $84,845,570 as of June 30, 2003 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 51,175,284 shares of the registrant’s Common Stock issued and outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2004 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Our pharmaceutical systems are suitable for providing long-term drug therapy because they store highly concentrated, stabilized drugs in a small volume and can protect the drug from degradation by the body. This, in combination with our ability to continuously deliver precise and accurate doses of a drug, allows us to extend the therapeutic value of a wide variety of drugs, including those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. In some cases, delivering the drug directly to the intended site of action can improve efficacy while minimizing unwanted side effects elsewhere in the body, which often limit the long-term use of many drugs. Our pharmaceutical systems can thus provide better therapy for chronic diseases or conditions by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our pharmaceutical systems can improve patients’ quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing patients to lead more independent lives.

Our lead product, the CHRONOGESIC® (sufentanil) Pain Therapy System, intended for treatment of chronic pain, combines the DUROS® technology, a proven and patented drug delivery platform we licensed for specified fields of use from ALZA Corporation (ALZA), a Johnson & Johnson company, with a proprietary formulation of sufentanil, a potent opioid currently used in hospitals as an analgesic. As of December 31, 2003, we have completed an initial Phase I trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for this product. We do not currently have any on-going clinical trials with respect to this product and are engaged in implementing some necessary design and manufacturing enhancements to the CHRONOGESIC product. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2004 after we have implemented the required design and manufacturing enhancements to the product. This product is aimed at the approximately $3 billion opioid market for the treatment of chronic pain and will compete with oral opioids, analgesic patches and external and implantable infusion pumps.

We are also developing a sustained release injectible product intended to treat post-operative pain which uses our SABER™ delivery system and a local anesthetic. This product is designed to be administered around a surgical site after surgery to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product, is currently FDA-approved for use in hospitals as a local anesthetic. In 2003, we successfully completed a Phase I clinical trial for our post-operative pain product. The clinical trial was conducted in Europe

NOTE: CHRONOGESIC®, IntraEAR®, ALZET®, SABER™, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. LACTEL® is a trademark of Absorbable Polymers International Corporation (formerly Birmingham Polymers, Inc.), a wholly owned subsidiary of DURECT Corporation. DUROS® is a trademark of ALZA Corporation, a Johnson & Johnson company. Other trademarks referred to belong to their respective owners.

and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product versus current treatment methods.

We are also currently researching and developing pharmaceutical systems in a variety of therapeutic areas, including chronic pain, local post-operative pain, central nervous system disorders, cardiovascular disease and cancer based on our proprietary SABER™, DURIN™ and MICRODUR™ drug delivery platform technologies, as well as based on the DUROS technology. Our SABER Delivery System is a patented controlled-release technology that can be formulated for systemic or local administration of active agents such as proteins and small molecules via the parenteral (i.e., non-oral) route. The potential advantages of the SABER system over other available injectable controlled release technologies include less burst upon injection, higher drug loading and greater ease of administration and manufacturing. In addition, we are exploring the use of our SABER system as the core vehicle for controlled release oral pharmaceutical products. Our DURIN technology consists of a polymer-based biodegradeable implant that enables parenteral delivery of drugs from several weeks to six months or more. Our MICRODUR technology consists of a biodegradable microparticulate controlled release injectable which can provide sustained release of drug from a few days to many months. The DUROS technology is a miniature drug dispensing pump that releases minute quantities of concentrated drug formulations in a continuous, consistent flow over months or years using an osmotic engine. The miniature pump, made out of titanium, can be as small as a wooden matchstick and can be implanted under the skin. We intend to continue to develop and acquire additional pharmaceutical systems technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time.

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

The Pharmaceutical Industry.    The pharmaceutical industry has traditionally focused on the chemical structure of small molecules to create drugs that can treat diseases and medical conditions. The ability to use these molecules as drugs is based on their potency, safety and efficacy. Therapeutic outcome and ultimately the suitability of a molecule as a drug depends to a large extent on how it gets into the body, distributes throughout the body, reacts with its intended site of action and is eliminated from the body. However, small molecules can act in diverse tissues throughout the body resulting in unwanted side effects.

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

•	The Right Place: In addition to enabling systemic delivery, if advantageous for the therapy, with precise placement of our proprietary catheters or biodegradable drug delivery formulations, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminate many side effects caused by delivery of drug to unintended sites in the body, and reduce the total amount of drug administered to the body.

•	The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, from days to up to one year, without the fluctuations in drug levels associated with conventional pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

•	The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases that last for months or years. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or oral dosage forms that create short-term effects.

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

DUROS Technology

The technological foundation of our lead product, CHRONOGESIC, is the DUROS implant technology. The DUROS system is a miniature drug-dispensing pump made out of titanium which can be as small as a wooden matchstick. We have licensed the DUROS technology for specified fields of use from ALZA. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the Food and Drug Administration’s approval in March 2000 of ALZA’s VIADUR® product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. By leveraging this proven technology, we believe we can reduce our development risk and more rapidly introduce new products to the market.

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

The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically as in our CHRONOGESIC product, the DUROS system is placed just under the skin, for example in the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office.

To deliver drug to a specific site, we are developing proprietary miniaturized catheter technology that can be attached to the DUROS system to direct the flow of drug directly to a target organ, tissue or synthetic medical structure, such as a graft. Site specific delivery enables a therapeutic concentration of a drug to be present at the desired target without exposing the entire body of the patient to a similar dose. The precision, size and performance characteristics of the DUROS system will allow for continuous site-specific delivery to a variety of precise locations within the body.

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

We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of the drug. When the high viscosity SAIB is formulated with drug, a biocompatible solvent and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the solvent diffuses away, leaving a viscous depot. Depending on how it is formulated, the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from 1 day to 3 months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

•	Peptide/Protein Delivery — The chemical nature of the SABER system tends to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that the SABER system is well suited as a platform for biotechnology therapeutics based on proteins and peptides.

•	Less Burst — Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (a so called “burst”). Animal studies have shown that injectables based on the SABER technology can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies.

•	High Drug Concentration — Drug concentration in a SABER formulation can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies, thus smaller injection volumes are possible with this technology.

•	Ease of Administration — Prior to injection, SABER formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of SABER formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

•	Strong Patent Protection — The SABER system, SABER-like materials, and various applications of this technology to pharmaceuticals, medical devices and drug delivery are covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

•	Ease of Manufacture — Compared to microspheres and other polymer-based controlled release injectable systems, SABER is readily manufacturable at low cost.

In 2003 we successfully completed a Phase I clinical trial of our most advanced injectable product based on the SABER Technology. In this clinical study, SABER formulations were safe and well-tolerated, and no significant side effects or adverse events were reported.

SABER Oral Dosage Forms

We also believe that the SABER technology can be used as the basis for controlled release oral technology, which can transform short-acting oral capsule dosage forms into controlled release oral products. Oral dosage forms based on the SABER technology may also have the added benefit of being less prone to abuse than other controlled release dosage forms on the market today.

In December 2002, we entered into an agreement with Pain Therapeutics Inc. under which we granted Pain Therapeutics, Inc. the exclusive right to develop and commercialize selected long-acting oral opioid products using the SABER system. The first product being developed under the collaboration is Remoxy™, a novel long-acting oral formulation of the opioid oxycodone that utilizes our SABER technology and which is targeted to decrease the potential for oxycodone abuse. In January 2004, our partner Pain Therapeutics, Inc. began Phase I clinical testing of the Remoxy product.

The DURIN Biodegradeable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our Lactel® brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. DURECT is researching and developing products based on the DURIN technology for a variety of chronic disease applications.

The MICRODUR Biodegradable Microparticulate Technology

Our MICRODUR technology is a patented biodegradable microparticulate depot injectable. We have experience in microencapsulation of a broad spectrum of drugs using our Lactel® brand polymers and co-polymers of lactic and glycolic acid. In our MICRODUR process, both standard and proprietary polymers are used to entrap an active agent in solid matrices or capsules comprising particles generally between 10 and 125 microns in diameter. Through suitable choice of polymers and processing, sustained release from a few days to many months can be achieved. As with the DURIN technology, MICRODUR particles degrade fully in the body after the active agent is released. Our range of experience extends from manufacture of the polymer raw material to process and product development, scale up and cGMP manufacture.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biotechnology products, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the DUROS, SABER, MICRODUR and DURIN technology platforms may eliminate the need for multiple injections of these drugs. In addition, through the use of our proprietary miniature catheter technology or by precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

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

Enable Product Development Through Strategic Partnerships.    We believe that selective partnering of our product development programs can enhance the success of our product development and commercialization, diversify our product portfolio and enable us to better manage our operating costs. We currently have the following product collaborations with third party companies:

•	Endo Pharmaceuticals Holdings Inc. In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product’s design and development. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be approximately 50%. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo in January 2005 in the event we have not commenced a specified clinical trial by January 1, 2005.

•	Pain Therapeutics Inc. In December 2002, we entered into an exclusive agreement with Pain Therapeutics Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis selected long-acting oral opioid products using the SABER system. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

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

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic disease areas including pain, cardiovascular disease, CNS disorders and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product	Partner	Technology Platform	Stage
Chronic Pain	• Systemic sufentanil (CHRONOGESIC)	• Yes	• DUROS	• Phase II/III
Chronic Pain	• Oral controlled release opioid (Remoxy)	• Yes	• SABER	• Phase I
Post Operative Pain	• Controlled Release Injection of Local Anesthetic	• No	• SABER	• Phase I
Alzheimer’s Disease	• Controlled Release Implant	• Yes	• DURIN	• Preclinical Stage
Central Nervous System Disorders	• Various	• No	• SABER/DUROS/DURIN	• Preclinical/Research Stages
Cardiovascular Disorders	• Various	• No	• SABER/DUROS/DURIN	• Research Stage
Asthma/Allergic Rhinitis	• Controlled Release Injection of Cromolyn Sodium	• No	• SABER/DURIN	• Clinical Feasibility Stage

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as pain lasting 6 months or longer, is a significant problem associated with chronic diseases, including cancer and various neurological and skeletal disorders. Chronic nonmalignant pain affects as many as 34 million Americans annually. In addition, the National Cancer Institute estimates that 8.4 million Americans alive today have a history of cancer. About 1.2 million new cancer cases are expected to be diagnosed annually, and about 50%-70% of cancer patients experience chronic pain during the course of the disease. Sales of opioids for the treatment of malignant and nonmalignant pain exceed $3.0 billion.

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

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process enhancements to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is completed. We anticipate that we will again re-start clinical trials to support regulatory approval of the product in the U.S. and other countries of the world commencing in the second half of 2004 after we have implemented the system enhancements to the product.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product’s design and development. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be approximately 50%.

In addition to our development efforts on the CHRONOGESIC product, in December 2002, we entered into an exclusive agreement with Pain Therapeutics Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis selected long-acting oral opioid products using the SABER system. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a world-wide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales. The first product being developed under the collaboration is Remoxy™, a novel long-acting oral formulation of the opioid oxycodone that utilizes our SABER technology and which is targeted to decrease the potential for oxycodone abuse. In January 2004, our partner Pain Therapeutics, Inc. began Phase I clinical testing of the Remoxy product.

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

In 2003 we successfully completed a Phase I clinical trial for our post-operative pain product. The clinical trial was conducted in Europe and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product versus current treatment methods. Additional clinical and pre-clinical studies are planned in 2004.

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

It is estimated that 180,000 new brain tumors are diagnosed in the United States every year. In addition, approximately 350,000 patients are living with primary brain tumors, of which, about 25% are malignant. Current treatments for CNS tumors include radiation, resection and chemotherapy. Treatment success rates vary by tumor type, but are generally low, and the risk of side effects or disability is high. It is generally recognized that improvements in treating primary metastatic brain tumors are needed, particularly for those which are inoperable.

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

Development Strategy.    In collaboration with the University of Maastricht in The Netherlands, we are working to develop methods for treating ischemic heart disease and other chronic cardiovascular diseases through continuous delivery of drugs to the pericardial sac of the heart, a thin membrane that envelops the heart. To date, our research in animal models suggests that ischemic heart disease may be treated by the induction of new blood vessel growth as a way of regenerating normal blood flow to the heart and thereby restoring function to the diseased heart. Our research data showed that the delivery of a proprietary angiogenic factor directly to the pericardial sac of a test animal resulted in the growth of new blood vessels and increased bloodflow in the heart. Should we choose to develop and commercialize a product using such proprietary angiogenic factor or other proprietary agent, we may be required to obtain a license to use such agent in our product. Any required licenses may not be available to us on acceptable terms, if at all. See “Factors that May Affect Future Results—We may be required to obtain rights to certain drugs.”

Asthma/Allergic Rhinitis

Market Opportunity.    Asthma is a serious, chronic, potentially life-threatening condition that affects approximately 20 million people in the U.S.. Allergic rhinitis (seasonal allergies) is the fifth most common chronic disease in the U.S., and affects as many as 40 million people in the U.S.. Sales of asthma and allergic rhinitis treatments exceeded $5 billion in 2000.

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

Absorbable Polymers International Corporation (API)

Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation, is a wholly-owned subsidiary of DURECT that designs, develops and manufactures for pharmaceutical and medical device clients a wide range of standard and custom polymers based on lactide, glycolide and caprolactone under the Lactel® brand. These materials are manufactured and sold by API directly from its facilities in Birmingham and Pelham, Alabama and are used by DURECT and other API customers for a variety of controlled-release and medical-device applications, including several FDA-approved commercial products. After the acquisition of Absorbable Polymers Technologies, Inc (APT) in August 2003, Birmingham Polymers, Inc. (BPI) changed its name to API. BPI was a wholly-owned subsidiary of SBS when we acquired SBS on April 30, 2001. BPI became a wholly-owned subsidiary of DURECT when SBS was merged with and into DURECT on December 31, 2002.

API has approximately 10 employees and operates from a leased facility located in Pelham, Alabama.

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

Customers

A substantial portion of our product revenues is derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. Since our acquisition of the ALZET product line in April 2000, one customer accounted for 8%, 11% and 11% of our total revenue in 2003, 2002 and 2001, respectively. We also receive revenue from collaborative research and development arrangements with our strategic partners.

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

Development and Commercialization Agreement with ALZA Corporation

On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation (presently a Johnson & Johnson company), which was amended and restated on April 28, 1999, April 14, 2000 and October 1, 2002. Pursuant to this agreement, ALZA granted to us exclusive, worldwide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. Pursuant to amendments made to the agreement in October 1, 2002, our maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by us. In addition, as part of the amendments made to the agreement in October 1, 2002, ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate.

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

We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. If ALZA elects to manufacture the DUROS system for us after such change in control, we will pay ALZA its manufacturing costs plus 25% of such costs provided that ALZA may not charge us more than our fully allocated manufacturing costs (for the four calendar quarters prior to the commencement of supply by ALZA) plus 25% of such costs. If ALZA and we agree to have ALZA provide development services related to the DUROS system for us, we will pay ALZA its development costs, including research expenses (both direct and indirect, which are billed at a rate of 160% of direct research salaries), general and administrative expenses (at a rate of 80% of direct research salaries) and capital asset expenditures. In the years ended December 31, 2001, 2002 and 2003, we incurred development expenses of $98,000, $19,000 and $13,000, respectively, for work performed by ALZA under the Development and Commercialization Agreement relating to our CHRONOGESIC and other DUROS-based products. ALZA invoices us quarterly for development services performed, with payments due within 30 days of our receipt of the invoice. See “Factors That May Affect Future Results—Our agreement with ALZA limits our fields of operation for our DUROS-based pharmaceutical systems, requires us to spend significant funds on product development and gives ALZA a first right to negotiate to distribute selected products for us.”

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

In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock which was converted into 5,600,000 shares of our common stock concurrent with our initial public offering of common stock. As additional consideration, ALZA is entitled to receive a royalty on the net sales of products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive, excluding research and development funding, in an amount of 5% of such payment. In addition, commencing upon commercial sale of a product developed under the agreement, we are obligated to make minimum quarterly product payments at an annual rate of 1.5% of projected annual net product sales to ALZA based on our good faith projections for such net product sales, which minimum payments will be fully credited against the product royalty payments we must make to ALZA under the agreement. In connection with the amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $12.00 per share.

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

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2003, we held 19 issued U.S. patents and 7 issued foreign patents. In addition, we have 41 pending U.S. patent applications and have filed 40 patent applications under the Patent Cooperation Treaty, from which 69 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. In addition, pursuant to our agreement with ALZA, we have a license under a portfolio of pending, issued and future patents of ALZA which may cover our DUROS-based products depending on the attributes of such products.

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

Employees

As of February 27, 2004, including API, we had 108 employees, including 59 in research and development, 19 in manufacturing and 30 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant.

The executive officers of DURECT Corporation and their ages as of February 27, 2004 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	66	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	47	President, Chief Executive Officer and Director
Thomas A. Schreck	46	Chief Financial Officer and Director
Jean I Liu	35	Senior Vice President, Legal and General Counsel
Timothy S. Nelson	40	Senor Vice President, Business and Commercial Development
Arthur J. Tipton, Ph.D.	46	Senior Vice President, Bioerodible Product Development
Su Il Yum, Ph.D.	64	Senior Vice President, Engineering
Tai Wah Chan, Ph.D.	59	Vice President, Pharmaceutical Research and Development
Edward M. Gillis	42	Vice President, Product Engineering
Steven Halladay, Ph.D.	56	Vice President, Clinical and Regulatory
Randolph M. Johnson, Ph.D.	53	Vice President, Pre-Clinical Research and Director of CNS Programs
Jian Li	33	Vice President, Finance and Corporate Controller
Michael J. Taylor, Ph.D.	50	Vice President, Nonclinical Research

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

Jean I Liu has served as our Senior Vice President and General Counsel since February 2003. Prior to that, she served as our Vice President of Legal and General Counsel from February 1999 to February 2003. Previously, from October 1998, Ms. Liu served as our Vice President of Legal. Prior to that, Ms. Liu worked as an attorney at Venture Law Group, a law firm, from May 1997 to October 1998. Ms. Liu worked as an attorney at Pillsbury Madison & Sutro LLP, a law firm, from September 1993 to May 1997. Ms. Liu holds a B.S. in Cellular & Molecular Biology from University of Michigan, an M.S. in Biology from Stanford University and a J.D. from Columbia University School of Law.

Timothy S. Nelson has served as our Senior Vice President of Business and Commercial Development since February 2003. Prior to that, he served as our Vice President of Business and Commercial Development from September 1998 to February 2003. Previously, Mr. Nelson held various positions at Medtronic, Inc., a medical device company, including Business Director of Neurological Division, Europe, Middle East and Africa from June 1996 to September 1998, and Manager of Drug Delivery Ventures and Business Development from August 1992 to June 1996. Mr. Nelson holds a Bachelor of Chemical Engineering degree from the University of Minnesota and a Master of Management degree with Distinction from the J.L. Kellogg Graduate School of Management, Northwestern University.

Arthur J. Tipton, Ph.D. has served as our Senior Vice President of Bioerodible Product Development since August 2003. Prior to that, he served as our Vice President of SABER Technologies from January 2003 to August 2003. From April 2001 to December 2002, Dr. Tipton was the Vice President and Chief Scientific Officer of Southern BioSystems, Inc., a wholly owned subsidiary of ours, which was merged with and into DURECT on December 31, 2002. Previously, Dr. Tipton served as the Director of Matrix Delivery Systems and Vice President and Technical Director of Southern BioSystems, Inc. from April 1993 to April 2001. Dr. Tipton holds a B.S. in chemistry from Spring Hill College and a Ph.D. in Polymer Science and Engineering from University of Massachusetts.

Dr. Su IL Yum, Ph.D., has served as our Senior Vice President, Engineering since December 2003. Previously, Dr. Yum served as our Vice President of Engineering from December 1999 to December 2003. Prior to joining DURECT, Dr. Yum served as Senior Technical Advisor at Amira Medical in Scotts Valley, California, where he participated in the development of a pain-free blood glucose detector called AtLast®. Prior to joining Amira, he held a number of senior positions in project management and engineering at Alza Corporation. Dr. Yum earned his Ph.D. degree in Chemical Engineering from the University of Minnesota, and completed a Post-doctoral research in Biomedical Engineering at the University of Utah. He has more than 40 scientific publications and is the holder of more than 60 U.S. and foreign patents. Dr. Yum is a Fellow of the AAPS.

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

Steven Halladay, Ph.D. has served as Vice President of Clinical and Regulatory since April 2003. Prior to that, Dr. Halladay served as our Medical Director from November 2002 and April 2003. Prior to joining DURECT, Dr. Halladay held various positions at Clingenix, Inc., Research Services, Inc., Hoffmann-La Roche, Syntex Laboratories, ALZA Corporation and Dynapol. Following 20 years with Syntex and Hoffmann-La Roche, Dr. Halladay founded Research Services, Inc., an innovative pharmaceutical research company. After 5 years as President and CEO, Research Services merged with Clingenix, Inc. As Senior Executive Vice President at Clingenix his corporate responsibilities included pharmacogenomic program development, new business development, strategic alliances/relationships, and all aspects associated with clinical research and pharmacogenomic medical application. Dr. Halladay holds a B.S. from Southern Utah University, M.S. in Toxicology from University of Arizona and a Ph.D. from the Arizona Medical Center, Tucson, Arizona in Clinical Pharmacology.

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

Jian Li has served as our Vice President of Finance and Corporate Controller since December 2003. Previously, Ms. Li served as our Corporate Controller from April 2001 to December 2003, Assistant Controller from December 2000 to April 2001 and our Accounting Manager from March 2000 to December 2000. Prior to joining DURECT, she held various positions at Elan Pharmaceuticals in California and GTE Hawaiian

Telephone in Honolulu, Hawaii in the roles of Financial Analyst, Accountant and Marketing Analyst. Ms. Li holds an M.B.A. from the University of Hawaii at Manoa. She is also a Certified Public Accountant and a member of American Institute of Certified Public Accountants.

Michael J. Taylor, Ph.D. has served as Vice President of Nonclinical Research since April 2003. Previously, Dr. Taylor served as our Executive Director, Drug Safety and Evaluation from April 2000 to March 2003. Dr. Taylor’s previous pharmaceutical experiences include Department Head, Toxicology at Roche Bioscience from April 1996 until joining DURECT and as Principal Scientist from July 1995 to March 1996. Between September 1990 and June 1995, Dr. Taylor served in various positions at Syntex. Dr. Taylor received his B.S. degree from the University of Rhode Island and his M.S. and Ph.D. degrees in Toxicology from Utah State University. Dr. Taylor’s post graduate studies include fellowships with the NIH and the CNRS of France.

Item 2.    Properties.

We are headquartered in Cupertino, California, where we lease approximately 30,000 square feet of space under a lease expiring in February 2009 with an option to extend for up to an additional five years. This facility contains both office and laboratory space and is also the site of the manufacturing facility we have constructed. In June 2001, we leased approximately 20,000 square feet of additional corporate office space in Cupertino, California, under a lease expiring in May 2006 with options to extend for up to an additional eight years. In December 2003, we leased approximately 20,000 square feet of additional corporate office and laboratory space in Cupertino, California, under a lease expiring in February 2009 with options to extend for up to an additional five years. We also lease approximately 7,800 square feet of space in Vacaville, California, which contains manufacturing space for the ALZET product. Our lease of this facility expires in August 2005 with an option to extend for two years. Pursuant to our acquisition of SBS, we assumed a lease for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expires in May 2004. In connection with our acquisition of APT, we assumed a lease for approximately 6,650 square feet of office and laboratory space in Pelham, Alabama, which expires in February 2006. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

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

Fiscal 2002	High	Low
Quarter ended March 31, 2002	$11.60	$6.67
Quarter ended June 30, 2002	$9.20	$5.90
Quarter ended September 30, 2002	$7.73	$2.96
Quarter ended December 31, 2002	$3.90	$1.97

Fiscal 2003	High	Low
Quarter ended March 31, 2003	$2.31	$1.12
Quarter ended June 30, 2003	$4.00	$1.41
Quarter ended September 30, 2003	$3.55	$1.87
Quarter ended December 31, 2003	$3.99	$2.15

The closing sale price of the common stock as reported on the Nasdaq National Market on February 27, 2004 was $2.51 per share. As of that date there were approximately 223 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

On June 18, 2003, we privately placed $50,000,000 in aggregate principal amount of convertible subordinated notes. On July 14, 2003, the initial purchaser of the convertible notes purchased an additional $10,000,000 in principal amount of the convertible subordinated notes. The convertible subordinated notes are due prior to the close of business on June 15, 2008. The convertible notes may be earlier redeemed at the election of the note holders if we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market. These convertible notes are convertible into our common stock at a conversion price of $3.15 per share (reflecting a premium of 25%, relative to the NASDAQ closing price for our common stock of $2.52 on June 12, 2003), and bear interest at a rate of 6.25% per annum. The managing underwriter was Morgan Stanley Dean Witter. After deducting underwriters’ discounts and commissions and other offering expenses, the net proceeds were approximately $56.7 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions which relied upon the exemption set forth in Section 4(2) of the Act, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The offering was made by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

On August 15, 2003, in connection with an Agreement and Plan of Merger among us, Birmingham Polymers, Inc. and Absorbable Polymer Technologies, Inc. we issued an aggregate of 485,122 shares of our common stock to James P. English and Charlotte P. English in consideration of the merger. We also agreed to issue additional shares of our common stock or cash in connection with the first, second and third anniversaries of the merger. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions, which relied upon the exemption set forth in Section 4(2) of the Act, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions.

Item 6.     Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999, and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue, net	$6,691	$6,314	$6,166	$3,155	$86
Collaborative research and development and other revenue	5,144	871	358	—	—

Total revenue	11,835	7,185	6,524	3,155	86

Operating expenses:
Cost of revenue	2,427	3,086	3,252	1,876	39
Research and development	20,935	29,535	24,472	12,669	5,181
Research and development—related party	13	19	98	666	1,182
Selling, general and administrative	8,498	10,970	8,779	4,874	2,109
Amortization of intangible assets	1,343	1,340	1,844	850	69
Stock-based compensation	(102)	1,204	3,451	5,043	865
Acquired in-process research and development	—	—	14,030	—	—

Total operating expenses	33,114	46,154	55,926	25,978	9,445

Loss from operations	(21,279)	(38,969)	(49,402)	(22,823)	(9,359)
Other income (expense):
Interest income	1,041	2,076	4,796	3,103	678
Interest expense	(2,460)	(280)	(322)	(131)	(27)

Net other income	(1,419)	1,796	4,474	2,972	651

Net loss	(22,698)	(37,173)	(44,928)	(19,851)	(8,708)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	—	972	602

Net loss attributable to common stockholders	$(22,698)	$(37,173)	$(44,928)	$(20,823)	$(9,310)

Basic and diluted net loss attributable to common stockholders per common share	$(0.45)	$(0.77)	$(0.97)	$(1.22)	$(1.76)
Shares used in computing basic and diluted net loss per share	50,510	48,318	46,414	17,120	5,291

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$85,167	$48,268	$76,622	$106,084	$18,933
Working capital	61,050	41,856	54,463	105,060	15,921
Total assets	112,407	72,971	104,943	120,612	22,463
Long-term liabilities, net of current portion	62,278	1,604	2,147	1,105	189
Stockholders’ equity	45,115	66,182	97,048	115,254	20,728

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, 2002, and 2001 should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and “Factors that May Affect Future Results” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” and similar expressions are forward looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases and central nervous system disorders and the development of pharmaceutical products incorporating biotechnology agents. We are developing these pharmaceutical system products based on our solid foundation of four proprietary drug delivery technology platforms. These platforms are DUROS®, SABER™, MICRODUR™ and DURIN™ technology platforms.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our lead product in development is the CHRONOGESIC® (sufentanil) Pain Therapy System, an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a Johnson & Johnson company, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product. We also completed construction of a pilot aseptic manufacturing facility designed to manufacture the CHRONOGESIC product for our Phase III clinical trials and to meet initial demand for our product if approved by the FDA.

In 2002, we announced positive results of our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is completed.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada exclusive of system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for all product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be approximately 50%.

In 2003, we continued to conduct in-vitro and animal studies, implement and evaluate system design and manufacturing process changes and revise clinical trial protocols for the CHRONOGESIC product. In October 2003, we announced that we had received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. In parallel track with the CHRONOGESIC development program using the revised system design, we have been exploring additional enhancements to prevent any premature shutdown, and have already generated feasibility data relating to these enhancements. We are evaluating incorporating these mechanisms into our system design and other system design changes to prevent any premature shutdown of the system. We expect that we will restart the product’s phase III clinical program during the second half of 2004.

SABER post-operative pain depot product

We continue to research and develop other products for the treatment of chronic diseases using the DUROS system, as well as SABER, DURIN and MICRODUR technologies we acquired through the acquisition of Southern BioSystems, Inc. (SBS) in April 2001. During 2003, we also continued to research and develop a number of other pharmaceutical products including our post-operative pain depot product, a sustained release injectible using the SABER delivery system and a local anesthetic. This product is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product, is currently FDA-approved for use in hospitals as a local anesthetic. In June 2003, we commenced the first clinical trial for our post-operative pain product. The clinical trial was conducted in Europe and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product versus current treatment methods, which include bupivacaine and ropivacaine. We completed this clinical trial in the third quarter of 2003 in Europe.

Collaborative Agreements

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

During 2003, we also continued to make technical progress on our collaborative research and development projects with our strategic partners, such as Pain Therapeutics, Inc., BioPartners, GmbH, Voyager Pharmaceutical Corporation and others. In particular, our strategic partner, Pain Therapeutics, Inc., recently announced the commencement of a Phase I clinical trial for a novel long-acting formulation of oxycodone that utilizes our SABER delivery system, targeted to decrease the potential for oxycodone abuse. Under these collaborative agreements with the strategic partners, we perform research and development activities to develop products utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our partners. Depending on the agreement, we may also have royalty, distribution, or other rights once products are commercialized under the agreement. We intend to enter into additional collaborative partnering arrangements in the future. Our collaborative agreement with BioPartners, GmbH was terminated in December 2003.

Other Business Activities

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

On August 15, 2003, we completed an acquisition of APT, a private Alabama corporation engaged in the business of selling biodegradable polymers, pursuant to an Agreement and Plan of Merger by and among us, Absorbable Polymer Technologies, Inc. and Birmingham Polymers, Inc. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock and agreed to issue additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger. The total purchase price was $2.2 million. The transaction was accounted for as a purchase and is intended to qualify as a tax-free reorganization. Direct transaction costs related to the acquisition were approximately $100,000. APT was merged into Birmingham Polymers, Inc. (BPI), our wholly owned subsidiary upon closing of the merger. BPI changed its name to Absorbable Polymers International Corporation (API) in November 2003. Our financial statements for the year ended December 31, 2003 include the results of operations of APT subsequent to the acquisition date.

In the fourth quarter of 2003, we consolidated most of our operations located in Birmingham, Alabama to our headquarter in Cupertino, California to preserve capital and further focus on bringing our products to commercialization. As a result of the consolidation, approximately 10 positions were eliminated. Total severance benefits paid in 2003 were approximately $182,000. We did not have any write-down of tangible or intangible assets associated with the reduction in force in 2003. We expect to have lower employee expenses from our Birmingham Division in the near future.

We currently generate product revenue from the sale of two product lines:

•	ALZET osmotic pumps for animal research use, and

•	LACTEL biodegradable polymers through our wholly owned subsidiary, API, which are used by our customers as raw materials in their pharmaceutical and medical products.

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

Since our inception in 1998, we have had a history of operating losses. At December 31, 2003, we had an accumulated deficit of $136.3 million and our net losses were $22.7 million, $37.2 million and $44.9 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. Our net losses in 2001 also included the write-off of $14.0 million of in-process research and development acquired in our April 2001 acquisition of SBS. We expect our research and development expenses to modestly increase in the future as we continue to expand our clinical trials and research and development activities. We anticipate that we will support our research and development activities within existing corporate infrastructure, so we expect our general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. We recorded a charge for acquired in-process research and development of $14.0 million during the year ended December 31, 2001, resulting from the acquisition of SBS in April 2001. This amount represented the value of research projects in process at the time of acquisition which had not yet reached technological feasibility, and which had no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could have resulted in a greater or lesser amount being recorded.

As of January 1, 2002, goodwill is not amortized to expense but rather periodically assessed for impairment. The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We assess the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The amount of any impairment charge is significantly impacted by and highly dependent upon assumptions as to future cash flows and the appropriate discount rate. Management believes that the discount rate used in this analysis is reasonable in light of currently available information. The use of different assumptions or discount rates could result in a materially different impairment charge.

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and will perform an annual impairment review thereafter. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was necessary. We also conducted an impairment review of our goodwill in the fourth quarter of 2002 and 2003 and concluded that our goodwill was not impaired as of December 31, 2002 and 2003. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2003 and 2002

Revenue.    Total revenues were $11.8 million in 2003 compared to $7.2 million in 2002. A significant portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our polymer and ear catheter products. The increase in total revenue was primarily attributable to higher collaborative research and development revenue recognized from our collaborative agreements with various strategic partners.

Net product revenues were $6.7 million in 2003 compared to $6.3 million in 2002. The increase was primarily due to a modest increase in revenue from our ALZET mini pump product line and API biodegradable polymer product line. We ceased selling IntraEAR catheter products in September 2003 due to a change in business strategic focus. IntraEAR products comprised $81,000 and $149,000 of revenue in 2003 and 2002, respectively.

We also recognize a portion of our revenue from collaborative research and development activities and service contract revenue. We recorded $5.0 million of collaborative research and development revenue in 2003 compared to $507,000 in 2002. Collaborative research and development revenue represent reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Total other revenue from service contracts was $149,000 in 2003 compared to $364,000 in 2002. The other revenues in 2003 were related to polymer service contracts provided by API, whereas the service contract revenues in 2002 were related to certain feasibility evaluation agreements.

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

In the fiscal years 2003 and 2002, one customer accounted for 8% and 11% of our total revenues respectively.

Cost of revenue.    Cost of revenue decreased to $2.4 million in 2003 from $3.1 million in 2002. Cost of revenue includes cost of product revenue and to a lesser extent, cost of contract services provided by us. The decrease in cost of revenue was primarily due to manufacturing efficiencies achieved in our ALZET product line. Cost of revenue associated with the product revenue decreased to $2.3 million in 2003 from $2.6 million in 2002. Cost of other revenue from service contracts decreased to $119,000 in 2003 from $503,000 in 2002 as we incurred final costs related to service contracts activities in 2002. As of December 31, 2003, we had 20 manufacturing employees compared with 18 as of the corresponding date in 2002. We expect cost of revenue to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and development.    Research and development expenses decreased to $20.9 million in 2003 from $29.5 million in 2002. The decrease was primarily attributable to the lower development costs related to our lead product CHRONOGESIC, offset by a slight increase in research and development expenses for our post-operative pain product and other direct expenses incurred under our collaborative agreements. The decrease in the research and development expenses also resulted from lower personnel expenses in 2003 compared with the same period of 2002. In the fourth quarter of 2002, we reduced our research and development workforce in order to conserve capital following the discontinuation of our pivotal Phase III clinical trial for CHRONOGESIC. As of December 31, 2003, we had 60 research and development employees compared with 79 as of the corresponding date in 2002. We expect research and development expenses to slightly decrease in the near term until the restart of clinical trials for CHRONOGESIC. However, we will continue to research and develop other products using our proprietary drug delivery platform technologies, and we expect research and development expenses to increase once we restart clinical trials for CHRONOGESIC.

Selling, general and administrative.    Selling, general and administrative expenses decreased to $8.5 million in 2003 from $11.0 million in 2002. The decrease was primarily due to effective cost controls in the existing corporate infrastructure in 2003 and a one-time expense of $1.7 million for strategic partner advisory services in connection with the Endo agreement, which was executed in the fourth quarter of 2002. As of December 31, 2003, we had 31 selling, general and administrative personnel compared with 38 as of the corresponding date in 2002. We expect selling, general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future even through we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets.    Amortization of intangible assets was $1.3 million in each of 2003 and 2002. In 2003 and 2002, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of intangible assets at December 31, 2003 was $3.0 million, which will be amortized as follows: $1.2 million in each of the years 2004 and 2005, $424,000 in the year 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should other intangible assets become impaired, the Company will write them down to their estimated fair value.

Stock-based compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of SBS in April 2001 for the assumption of outstanding unvested stock options granted to employees and directors of that company. Of the total amount, we have amortized or reversed (due to employee terminations) $11.1 million through December 31, 2003. We reversed $276,000 of employee stock-based compensation in 2003. We recorded $1.2 million of employee stock-based compensation in 2002. Of these amounts, employee stock compensation related to the following: cost of revenue of $18,000 in 2003 and $72,000 for 2002; research and development expenses of ($306,000) in 2003 and $490,000 in 2002; and selling, general and administrative expenses of $90,000 in 2003 and $507,000 for 2002.

Non-employee stock compensation related to research and development expenses was $96,000 in 2003 and $132,000 in 2002. Non-employee stock compensation related to selling, general and administrative expenses was none in 2003 and $3,000 in 2002. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining deferred employee stock compensation at December 31, 2003 was $59,000, which will be amortized as follows: $45,000 in 2004, $13,000 in 2005, and $1,000 in 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Other income (expense).    Interest income decreased to $1.0 million in 2003 from $2.1 million in 2002. The decrease in interest income was primarily attributable to lower yields on debt security investments, partially offset by higher outstanding investment balances from the net issuance of our convertible subordinated notes. We expect interest income to decline as our average outstanding investment balances decline. The increase in interest expense of $2.5 million for 2003 from $280,000 for 2002 was primarily due to interest expense incurred on the $60.0 million of convertible subordinated notes issued in June and July 2003. We expect interest expense to increase as we continue to make interest payments on our convertible notes and to amortize the issuance costs to interest expenses.

Income taxes.    We have no provision for income taxes, as we have incurred losses for all periods presented. As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $107.0 million, which expire in the years 2018 through 2023 and federal research and development tax credits of approximately $1.2 million, which expire at various dates beginning in 2018 through 2023, if not utilized.

As of December 31, 2003, we had net operating loss carryforwards for state income tax purpose of approximately $35.0 million, which expire in the years 2008 through 2013 and state research and development tax credits of approximately $1.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2003 and 2002, we had net deferred tax assets of $44.5 million and $36.1 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

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

We also recognize a portion of our revenue from collaborative research and development activities and service contract revenue. We recorded $507,000 of collaborative research and development revenue in 2002 compared to none in 2001. Collaborative research and development revenue represent reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. Total other revenue from service contracts was $364,000 in 2002 compared to $358,000 in 2001. The service contract revenues were related to certain feasibility evaluation agreements.

In each of the fiscal years 2002 and 2001, one customer accounted for 11% of our revenues.

Cost of revenue.    Cost of revenue decreased to $3.1 million in 2002 from $3.3 million in 2001. Cost of revenue includes cost of product revenue and to a lesser extent, cost of contract services. The decrease in cost of revenue was primarily due to manufacturing efficiencies achieved in our ALZET product line, partially offset by higher cost from performing contract services. Cost of revenue associated with the product revenue decreased to $2.6 million in 2002 from $3.0 million in 2001. Cost of revenue on contract services increased to $503,000 in 2002 from $221,000 in 2001 as we incurred final costs related to these activities in 2002. As of December 31, 2002, we had 18 manufacturing employees compared with 21 as of the corresponding date in 2001.

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

Amortization of intangible assets.    In connection with our acquisitions of businesses and technologies, we acquired goodwill and assembled workforce of $5.8 million and other intangible assets of $7.1 million. Beginning in January 2002, we ceased amortizing goodwill, which included amounts previously classified as assembled workforce in accordance with SFAS 142. Amortization of intangible assets decreased to $1.3 million for 2002 from $1.8 million in 2001, primarily due to the adoption of SFAS 142. In 2002, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Stock-based compensation.    We recorded $1.2 million of employee stock-based compensation, compared with $3.5 million for 2001. Of these amounts, employee stock compensation related to the following: cost of revenue of $72,000 for 2002 and $146,000 for 2001; research and development expenses of $490,000 in 2002 and $2.1 million in 2001; and selling, general and administrative expenses of $507,000 for 2002 and $961,000 in 2001.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $85.2 million, $48.3 million and $76.6 million at December 31, 2003, 2002 and 2001, respectively. This includes $3.1 million, $2.9 million and $3.4 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2003, 2002 and 2001 respectively, which serve as collateral for letters of credit securing a leased facility and SBS bond payments. The letters of credit related to security deposit of the leased facility and the SBS bonds will expire in June 2006 and November 2009, respectively. From inception through the time of our initial public offering, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. We raised $84.0 million, net of issuance costs, through our sale of stock in our initial public offering in 2000. We received $56.7 million, net of issuance costs, through our issuance of $60.0 million aggregate principal amount of convertible subordinated notes due 2008 in June and July of 2003. The decrease in cash, cash equivalents and investments from 2001 to 2002 was primarily the result of increased operating and capital expenditures. The increase in cash, cash equivalents and investments from 2002 to 2003 was primarily the result of receipt of net proceeds from issuance of the convertible subordinated notes and payments received from customers and collaborative partners, partially offset by ongoing operating expenses.

Working capital was $61.1 million, $41.9 million and $54.5 million at December 31, 2003, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily attributable to expenditures related to our research and development efforts in general, the construction of our new manufacturing facility, and purchases of certain long-term investments. The increase from 2002 to 2003 was primarily attributable to the net proceeds from $60.0 million convertible notes, offset by our operating expenditures related to our research and development efforts.

We used $19.2 million, $31.3 million and $22.4 million of cash for operations in the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 compared to 2002 was primarily due to the lower development expenses related to our lead product CHRONOGESIC and lower personnel related expenses in 2003. The increase in 2002 compared to 2001 was primarily attributable to higher operating expenses and continuing net losses, offset by fewer non-cash charges.

We used $30.9 million of cash from investing activities in the year ended December 31, 2003, compared with $27.9 million of cash received from investing activities in the year ended December 31, 2002, and

$11.8 million of cash used in the year ended December 31, 2001. The decrease in cash provided by investing activities in 2003 compared to 2002 was primarily due to higher purchases of investments in 2003. The increase in cash provided by investing activities in 2002 compared to 2001 was due to higher net proceeds from the maturities of investments and lower capital expenditures related to the construction and validation of our manufacturing facility in 2002.

We received $57.3 million, $4.9 million and $131,000 of cash from financing activities in the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, cash received from financing activities was primarily due to the net proceeds from our $60.0 million aggregate principal amount of convertible notes. In 2002, cash received related primarily to $5.0 million of proceeds from the sale of stock to Endo Pharmaceutical, a collaborative partner. In 2001, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, offset by payments on equipment loans.

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

In January 2003, we refinanced an equipment loan and leases obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured with a certificate of deposit we placed with the same bank. We do not have any lines of credit or available balances on any lease lines.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures.

On August 15, 2003, we completed an acquisition of APT pursuant to an Agreement and Plan of Merger by and among us, Absorbable Polymer Technologies, Inc. and Birmingham Polymers, Inc. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock, valued at $1.1 million and agreed to pay the remaining purchase consideration of $1.0 million through the issuance of additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop, and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows:

Contractual Obligations	2004	2005	2006	2007	Thereafter	Total
Convertible subordinated notes (1)	$3,750	$3,750	$3,750	$3,750	$61,875	$76,875
Long-term debt (1)	268	266	263	258	516	1,571
Term loan (1)	306	292	24	—	—	622
APT acquisition consideration payable (2)	250	250	500	—	—	1,000
Operating lease obligations	2,823	2,662	1,739	1,139	1,343	9,706

Total contractual cash obligations	$7,397	$7,220	$6,276	$5,147	$63,734	$89,774

Note	(1): Includes principal and interest payments
Note	(2): To be paid by our common stock or cash

We also anticipate incurring capital expenditures of at least $1 million over the next 12 months to purchase research and development and manufacturing equipment. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our products and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years, if at all. Accordingly, we may be required to raise additional capital through a variety of sources, including:

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on our results of operations or financial position.

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

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which impact Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is expected to have far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material change in its practices as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act calls for additional regulations and requirements of publicly-traded companies, many of which have yet to be issued.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have not completed the system design of our lead product, CHRONOGESIC, and must still complete necessary design changes and enhancements to the product to prevent the occurrence of any premature shutdown of the system prior to the end of the intended 3-month delivery period prior to continuing clinical trials for the product. Although we have been exploring additional system enhancements to prevent this identified issue and have already generated feasibility data relating to these enhancements, we may not be able to implement these enhancements or these enhancements may not ultimately prevent the occurrence of premature shutdown. If we fail to timely finalize the design of the CHRONOGESIC product, this will harm the long-term viability of the product. In addition, even after we complete the final design of the product, the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.”

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

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in

June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is finalized. In October 2003, we announced that we received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. We expect that we will restart the product’s phase III clinical program during the second half of 2004.

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

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated. In general, our collaboration agreements, including our agreements with Endo Pharmaceuticals, Inc., Pain Therapeutics, Inc., and Voyager Pharmaceutical Corporation, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Our agreement with Endo for the development and commercialization of our CHRONOGESIC product in the U.S. and Canada can be terminated by Endo in January 2005 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product by January 1, 2005. If the agreements are terminated, our revenues will be reduced and our products related to those agreements may not be commercialized. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products based on such collaborations.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2003, had an accumulated deficit of approximately $136.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. All revenues to date are from the sale of products we acquired in October 1999 in connection with the acquisition of substantially all of the assets of IntraEAR, Inc., the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, API, and collaborative and contract research and development revenues from our collaborations with third parties and those of our former wholly owned subsidiary, SBS, now merged into DURECT. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations.

As of December 31, 2003, we had approximately $60.0 million in long-term convertible subordinated notes, $307,000 in non-current term loan obligations, $1.1 million in non-current bonds payable and $906,000 in other long-term liabilities. Our substantial indebtedness, which totals $62.3 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of CHRONOGESIC, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes and debentures when due. In addition, if the market price of our common stock on the due date of our notes is below the equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated noteswill convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2003 we had cash, cash equivalents and short-term investments valued at approximately $85.2 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. As of December 31, 2003, we had approximately $60.0 million outstanding convertible subordinated notes, which will mature in June 2008. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

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

We completed construction of a manufacturing facility for our DUROS-based pharmaceutical systems in May 2001 in accordance with our initial plans, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product and for our other DUROS-based products on a pilot scale. As of December 31, 2003, we have completed validating and qualifying our manufacturing facility from which we will manufacture supplies of the CHRONOGESIC product for our Phase III and other clinical trials once all necessary product design and manufacturing process enhancements have been finalized and implemented. In the future, we may need to build or acquire other space or facilities for manufacture of products and components for our third party partners and ourselves. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 2003, we held 19 issued U.S. patents and

7 issued foreign patents. In addition, we have 41 pending U.S. patent applications and have filed 40 patent applications under the Patent Cooperation Treaty, from which 69 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since we started manufacturing and selling biodegradable polymers through our subsidiary Absorbable Polymers International Corporation (API). Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the twelve months ending December 31, 2003, was 289,991 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2003, approximately 75% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 23% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2003 by year of maturity (dollars in thousands):

	2004	2005	2006	Total
Cash equivalents:
Fixed rate	$19,414	$—	$—	$19,414
Average fixed rate	1.13%	—	—	1.13%
Variable rate	$976	—	—	$976
Average variable rate	1.00%	—	—	1.00%
Short-term investments:
Fixed rate	$17,511	$—	—	$17,511
Average fixed rate	1.43%	—	—	1.43%
Variable rate	$22,000	—	—	$22,000
Average variable rate	1.21%	—	—	1.21%
Long-term investments:
Fixed rate	$—	$8,935	$12,399	$21,334
Average fixed rate	—	1.80%	2.43%	2.14%
Restricted investments:
Fixed rate	$3,119	$—	$—	$3,119
Average fixed rate	1.06%			1.06%

Total investment securities	$63,020	$8,935	$12,399	$84,354

Average rate	1.23%	1.80%	2.43%	1.51%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2002 by year of maturity (dollars in thousands):

	2003	2004	Total
Cash equivalents:
Fixed rate	$12,669	—	$12,669
Average fixed rate	1.60%	—	1.60%
Variable rate	$1,305	—	1,305
Average variable rate	1.54%	—	1.54%
Short-term investments:
Fixed rate	$15,261	—	$15,261
Average fixed rate	3.38%	—	3.38%
Variable rate	$13,450	—	$13,450
Average variable rate	1.53%	—	1.53%
Long-term investments:
Fixed rate	$—	$2,578	$2,578
Average fixed rate	—	2.46%	2.46%
Restricted investments:
Fixed rate	$2,890	$—	$2,890
Average fixed rate	1.49%		1.49%

Total investment securities	$45,575	$2,578	$48,153

Average rate	2.31%	2.46%	2.13%

Item 8.    Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

DURECT Corporation

We have audited the accompanying consolidated balance sheets of DURECT Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DURECT Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 30, 2004

DURECT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
A S S E T S
Current assets:
Cash and cash equivalents	$21,203	$14,089
Short-term investments	39,511	28,711
Accounts receivable, net of allowances of $141 and $207, respectively	1,968	944
Inventories	1,902	1,707
Prepaid expenses and other current assets	1,480	1,590

Total current assets	66,064	47,041

Property and equipment, net	9,316	11,625
Goodwill	6,399	4,716
Intangible assets, net	2,994	4,121
Long-term investments	21,334	2,578
Restricted investments	3,119	2,890
Other long-term assets	3,181	—

Total assets	$112,407	$72,971

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$616	$352
Accrued liabilities	2,618	2,123
Contract research liability	987	1,128
Accrued liabilities to related party	17	17
Interest payable on convertible notes	167	—
Deferred revenue	146	948
Equipment financing obligations and term loan, current portion	283	447
Bonds payable, current portion	180	170

Total current liabilities	5,014	5,185
Equipment financing obligations and term loan, noncurrent portion	307	134
Bonds payable, noncurrent portion	1,065	1,245
Convertible subordinated notes	60,000	—
Other long-term liabilities	906	225

Commitments

Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at December 31, 2003 and 2002 respectively; 51,163 and 50,443 shares issued and outstanding at December 31, 2003 and 2002, respectively	5	5
Additional paid-in capital	194,968	194,312
Notes receivable from stockholders	(50)	(469)
Deferred compensation	(59)	(732)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income (loss)	(15)	102
Accumulated deficit	(136,254)	(113,556)

Stockholders’ equity	45,115	66,182

Total liabilities and stockholders’ equity	$112,407	$72,971

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Product revenue, net	$6,691	$6,314	$6,166
Collaborative research and development and other revenue	5,144	871	358

Total revenue	11,835	7,185	6,524

Operating expenses:
Cost of revenue	2,427	3,086	3,252
Research and development	20,935	29,535	24,472
Research and development—related party	13	19	98
Selling, general and administrative	8,498	10,970	8,779
Amortization of intangible assets	1,343	1,340	1,844
Stock-based compensation(1)	(102)	1,204	3,451
Acquired in-process research and development	—	—	14,030

Total operating expenses	33,114	46,154	55,926

Loss from operations	(21,279)	(38,969)	(49,402)
Other income (expense):
Interest income	1,041	2,076	4,796
Interest expense	(2,460)	(280)	(322)

Net other income (expense)	(1,419)	1,796	4,474

Net loss	$(22,698)	$(37,173)	$(44,928)

Net loss per common share, basic and diluted	$(0.45)	$(0.77)	$(0.97)

Shares used in computing basic and diluted net loss per share	50,510	48,318	46,414

(1)	Stock-based compensation related to the following:

Cost of revenue	$18	$72	$146
Research and development	(210)	622	2,235
Selling, general and administrative	90	510	1,070

	$(102)	$1,204	$3,451

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2000	46,565	$4	$165,638	$(652)	$(4,830)	$(13,480)	$29	$(31,455)	$115,254
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	253	—	788	—	—	—	—	—	788
Repayment of notes receivable	—	—	—	55	—	—	—	—	55
Issuance of common stock and assumption of options and warrants in connection with acquisition of Southern BioSystems, Inc.	1,940	—	22,716	—	(918)	—	—	—	21,798
Amortization of deferred stock compensation	—	—	—	—	3,125	—	—	—	3,125
Reversal of deferred compensation related to cancelled employee stock options	—	—	(72)	—	72	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	326	—	—	—	—	—	326
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	630	—	630
Net loss	—	—	—	—	—	—	—	(44,928)	(44,928)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(44,298)

Balance at December 31, 2001	48,758	$4	$189,396	$(597)	$(2,551)	$(13,480)	$659	$(76,383)	$97,048
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	251	—	579	—	—	—	—	—	579
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(100)	—	(47)	25	—	—	—	—	(22)
Repayment of notes receivable	—	—	—	103	—	—	—	—	103
Issuance of common stock to corporate partner for cash.	1,534	1	4,999	—		—	—	—	5,000
Amortization of deferred stock compensation	—	—	—	—	1,069	—	—	—	1,069
Reversal of deferred compensation related to cancelled employee stock options	—	—	(750)	—	750	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	135	—	—	—	—	—	135
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	—	—	—	(37,173)	(37,173)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(37,730)

Balance at December 31, 2002 (carry forward)	50,443	$5	$194,312	$(469)	$(732)	$(13,480)	$102	$(113,556)	$66,182

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2002 (carry forward)	50,443	$5	$194,312	$(469)	$(732)	$(13,480)	$102	$(113,556)	$66,182
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	311	—	486	—	—	—	—	—	486
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(76)	—	(66)	66	—	—	—	—	—
Repayment of notes receivable	—	—	—	353	—	—	—	—	353
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	485	—	1,053	—	—	—	—	—	1,053
Issuance costs in connection with issuance of common stock to corporate partner for cash.	—	—	(42)	—	—	—	—	—	(42)
Amortization of deferred stock compensation	—	—	—	—	(276)	—	—	—	(276)
Deferred stock compensation related to modifications of stock option terms	—	—	78	—	—	—	—	—	78
Reversal of deferred compensation related to cancelled employee stock options	—	—	(949)	—	949	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	96	—	—	—	—	—	96
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	—	—	(22,698)	(22,698)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(22,815)

Balance at December 31, 2003	51,163	$5	$194,968	$(50)	$(59)	$(13,480)	$(15)	$(136,254)	$45,115

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(22,698)	$(37,173)	$(44,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,402	2,979	1,454
Amortization	1,343	1,340	1,844
Noncash charges related to stock-based compensation	(102)	1,204	3,451
Acquired in-process research and development	—	—	14,030
Changes in assets and liabilities:
Accounts receivable	(956)	(126)	1,117
Inventories	(47)	157	1,117
Prepaid expenses and other assets	233	735	(1,068)
Accounts payable	264	(1,651)	1,068
Accrued liabilities	91	(222)	(764)
Accrued liabilities to related party	—	2	(39)
Contract research liability	(141)	548	290
Interest payable on convertible notes	167	—	—
Deferred revenue	(802)	900	—

Total adjustments	3,452	5,866	22,500

Net cash and cash equivalents used in operating activities	(19,246)	(31,307)	(22,428)
Cash flows from investing activities
Purchase of property and equipment	(961)	(1,413)	(7,358)
Purchase of available-for-sale securities	(113,971)	(30,639)	(73,906)
Proceeds from maturities of available-for-sale securities	84,069	59,929	69,892
Payment for acquisitions, net of cash acquired	(81)	—	(437)

Net cash and cash equivalents provided by (used in) investing activities	(30,944)	27,877	(11,809)

Cash flows from financing activities
Net proceeds from convertible subordinated notes	56,700	—	—
Proceeds from term loan	850	—	—
Payments on term loan and equipment financing obligations	(873)	(577)	(562)
Payment on long term debt	(170)	(160)	(150)
Net proceeds from issuances of common stock and stockholders’ notes	797	5,660	843

Net cash and cash equivalents provided by financing activities	57,304	4,923	131

Net increase (decrease) in cash and cash equivalents	7,114	1,493	(34,106)
Cash and cash equivalents at beginning of year	14,089	12,596	46,702

Cash and cash equivalents at end of year	$21,203	$14,089	$12,596

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,073	$294	$268

Issuance of common stock and assumption of stock options and warrants in acquisition of Southern BioSystems, Inc.	$—	$—	$22,716

Issuance of common stock for acquisition of APT	$1,053	$—	$—

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

Absorbable Polymers International Corporation, formally known as Birmingham Polymers, Inc., a wholly owned subsidiary of the Company develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products. BPI was a wholly-owned subsidiary of Southern BioSystems, Inc. (SBS) when the Company acquired SBS on April 30, 2001. BPI became a wholly-owned subsidiary of the Company when SBS was merged with and into the Company on December 31, 2002. BPI changed its legal name to Absorbable Polymers International Corporation in November 2003.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities of greater than 90 days from the date of purchase but less than one year are classified as short-term investments, while investments with maturities beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

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

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2003, one customer accounted for 19% of the Company’s gross accounts receivable.

Customer and Product Line Concentrations

A substantial portion of our revenue is derived from our ALZET product line, which accounted for 44%, 69% and 74% of our total revenues in fiscal years 2003, 2002 and 2001. In fiscal years 2003, 2002 and 2001, one customer accounted for 8%, 11% and 11% of the Company’s revenues, respectively. Revenue by geographic region for the years 2003, 2002, and 2001 is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
United States	$8,566	$5,085	$4,300
Japan	940	782	728
Europe	1,899	711	1,078
Other	430	607	418

Total	$11,835	$7,185	$6,524

Revenues by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$212	$187
Work in-process	542	534
Finished goods	1,148	986

Total inventories	$1,902	$1,707

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. Acquired in-process research and development without alternative future use is charged to operations when acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires the elimination of the amortization of goodwill and assembled workforce to be replaced with the periodic evaluation of intangibles for impairment. Accordingly, beginning in fiscal 2002, the Company ceased amortizing goodwill and assembled workforce, which has been reclassified to goodwill, and instead assesses goodwill for impairment on at least an annual basis in accordance with SFAS 142.

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

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2003, there have been no such impairment losses. The Company adopted the provisions of SFAS 144 effective January 1, 2002, prior to which the Company followed the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2003, the company has five stock-based employee compensation plans, which are described more fully in Note 10. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, where all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31
	2003	2002	2001
Net loss	$(22,698)	$(37,173)	$(44,928)
Add: Stock-based employee compensation expense included in reported net income	(198)	1,070	3,125
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,211)	(5,337)	(7,811)

Pro forma net loss	$(25,107)	$(41,440)	$(49,614)

Net loss per share:
Basic and diluted—as reported	$(0.45)	$(0.77)	$(0.97)

Basic and diluted—pro forma	$(0.50)	$(0.86)	$(1.07)

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in total comprehensive loss. For the year ended December 31, 2003, the Company’s total comprehensive loss was $22.8 million compared to its net loss of $22.7 million. For the year ended December 31, 2002, the Company’s total comprehensive loss was $37.7 million compared to its net loss of $37.2 million. For the year ended December 31, 2001, the Company’s total comprehensive loss was $44.3 million compared to its net loss of $44.9 million. The difference between net loss and comprehensive loss in all periods results from unrealized gains or losses on available-for-sale investments.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net loss	$(22,698)	$(37,173)	$(44,928)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	50,719	48,970	47,596
Less: weighted-average shares subject to repurchase and held in escrow	(209)	(652)	(1,182)

Weighted-average shares used in computing basic and diluted net loss per share	50,510	48,318	46,414

Basic and diluted net loss per share	$(0.45)	$(0.77)	$(0.97)

The computation of diluted net loss per share for the fiscal year ended December 31, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 209,000 shares of common stock subject to repurchase, and 10.3 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2003, as such impact would be antidilutive.

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

Recent Accounting Pronouncements

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on our results of operations or financial position.

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

In the years ended December 31, 2003, 2002 and 2001, the Company incurred development expenses of $13,000, $19,000, and $98,000, respectively, for work performed by ALZA, of which $13,000, $24,000 and $133,000 was paid during the years ended December 31, 2003, 2002 and 2001, respectively.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement with Endo Pharmaceuticals

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. The agreement was amended in January 2004 to take into account the delay in the development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product. Under the terms of the agreement, as amended, the Company will be responsible for the CHRONOGESIC product’s design and development. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada exclusive of system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of the Company’s prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. The Company will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The Company’s share of such profits from the commercialization of the product is anticipated to be 50% based on the Company’s projected financial performance of the product in the U.S. and Canada.

In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. The Company paid $1,660,000 to an investment bank for strategic advisory services as a result of executing this agreement.

Agreements with other strategic partners

The Company also is party to collaboration research and development agreements with Pain Therapeutics, Inc. and Voyager Pharmaceutical Corporation to develop drugs combining with the Company’s proprietary drug delivery technologies. Under these collaborative research and development agreements, the strategic partners reimburse to the Company all or portion of the research and development expenses incurred by the Company in connection with these partnering programs. In addition, the company received an upfront payment of $900,000 from a strategic partner upon execution of the collaboration agreement in December 2002.

3.     Acquisition of Absorbable Polymer Technologies, Inc.

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

APT manufactured and sold polymer and provided analytical and product development services for third party pharmaceutical and biotechnology companies. This acquisition is intended to help the Company to gain

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market share in the polymers supply market and to expand custom polymer development capabilities. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired based on their estimated fair value, as follows (in thousands):

Net tangible assets acquired	$254
Intangible assets acquired:
Patents	56
Developed technology	160
Goodwill	1,683

Total purchase price allocation	$2,153

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

4.    Goodwill and Intangible Assets

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,991)	$1,609
Patents	466	(252)	214
Other intangible assets	3,260	(2,089)	1,171

Total	$7,326	$(4,332)	$2,994

	December 31, 2002
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,440	$(1,348)	$2,092
Patents	410	(190)	220
Other intangible assets	3,260	(1,451)	1,809

Total	$7,110	$(2,989)	$4,121

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2003 was $3.0 million, which will be amortized as follows: $1.2 million in each of the years 2004 and 2005, $424,000 in the year 2006, $31,000 in each of the years

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, 2008 and 2009, and $19,000 in the year 2010. Should other intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2003. On January 1, 2002, the Company adopted SFAS 142 and ceased amortizing goodwill. In addition, the Company reclassified the remaining balance of $855,000 of assembled workforce to goodwill. The Company also began periodically evaluating goodwill for impairment. In 2003 and 2002, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill and assembled workforce amortization during the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net loss attributable to common stockholders	$(22,698)	$(37,173)	$(44,928)
Add back SFAS 142 adjustments:
Goodwill amortization	—	—	493
Assembled workforce amortization	—	—	236

Adjusted net loss attributable to common stockholders	$(22,698)	$(37,173)	$(44,199)

Adjusted net loss per share	$(0.45)	$(0.77)	$(0.95)

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2003, the fair market value of our convertible notes was $57.6 million compared with the carrying value of $60.0 million. The fair market value was obtained through quoted market prices.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2003 and 2002 (in thousands):

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$976	$—	$—	$976
Certificates of deposit	1,601	—	—	1,601
Commercial paper	26,686	1	(6)	26,686
Market auction preferreds	22,000	—	—	22,000
Corporate bonds and notes	11,460	11	(18)	11,453
Federal agency debt securities	19,333	30	(33)	19,330
Others	2,313	1	(1)	2,313

	$84,369	$43	$(58)	$84,354

Reported as:
Cash and cash equivalents	$20,394	$1	$(5)	$20,390
Short-term investments	39,522	5	(16)	39,511
Long-term investments	21,334	37	(37)	21,334
Restricted investments	3,119	—	—	3,119

	$84,369	$43	$(58)	$84,354

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,305	$—	$—	$1,305
Commercial paper	15,281	1	(2)	15,280
Market auction preferreds	13,450	—	—	13,450
Corporate bonds and notes	9,319	26	—	9,345
Federal agency debt securities	8,083	60	—	8,143
Others	612	18	—	630

	$48,050	$105	$(2)	$48,153

Reported as:
Cash and cash equivalents	$13,970	$4	$—	$13,974
Short-term investments	28,618	93	—	28,711
Long-term investments	2,570	8	—	2,578
Restricted investments	2,892	—	(2)	2,890

	$48,050	$105	$(2)	$48,153

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2003 and 2002, by contractual maturity (in thousands):

	2003		2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$63,035	$63,020	$45,480	$45,575
Mature after one year through three years	21,334	21,334	2,570	2,578

Total	$84,369	$84,354	$48,050	$48,153

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2003 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$9,858	$(6)
Corporate bonds and notes	8,047	(18)
Federal agency debt securities	9,882	(33)
Others	697	(1)

	$28,484	$(58)

There are no unrealized losses for available-for-sale securities that are greater than twelve months at December 31, 2003.

6.    Notes Receivable

In November 2003, we issued a promissory note in the amount of $150,000 to a private company, Sinexus, Inc. and recorded the $150,000 as part of prepaids and other current assets on our balance sheet as of December 31, 2003. Sinexus is a start-up venture developing site specific treatments for chronic sinusitis, an inflammatory disease affecting the paranasal sinuses. In order to provide bridge funding for Sinexus, we and a venture capital firm agreed to loan Sinexus $150,000 each in convertible notes as a pre-Series A seed financing of Sinexus, Inc. This note is secured by a security interest in Sinexus’ current and pending intellectual property and earns 6% interest until it is paid in full or converted to Sinexus’ preferred stock when certain conversion events occur. Our investment in Sinexus represents an interest in a “variable interest entity”. However, we are not primary beneficiary of Sinexus and our maximum exposure to loss as a result of our involvement with Sinexus is $150,000. We also perform certain research and development activities on behalf of Sinexus. Any amounts received from Sinexus in connection with our performance of research and development activities are accounted for as a direct reduction of our investment.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Equipment	$9,324	$8,410
Leasehold improvement	8,462	8,329
Construction-in-progress	31	17

	17,817	16,756
Less accumulated depreciation	(8,501)	(5,131)

Property and equipment, net	$9,316	$11,625

At December 31, 2003, no equipment was collateralized as security for equipment financing facilities. At December 31, 2002, equipment which has been collateralized as security for the Company’s former equipment financing facility was approximately $1,618,000. Accumulated depreciation related to collateralized assets was approximately $1,162,000 as of December 31, 2002.

8.     Restricted Investments

In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease for the Company’s office facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in June 2006, but may be reduced by $200,000 annually provided timely rental payments are made. In 2002, $200,000 was released by the bank from restriction as of December 31, 2002. However, the Company did not request the bank to release another $200,000 from restriction in 2003.

In July 2001, the Company also deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Notes 3 and 10). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time after November 2001, or the bond’s maturity date in November 2009. In 2002 and 2003, as allowed under the guarantee agreement, approximately $900,000 of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

In January 2003, the Company refinanced the previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit the Company placed with the same bank. In 2003, approximately $68,000 of collateral was released from restriction. The Company does not have any lines of credit or available balances under the term loan.

9.     Equipment Financing Obligations and Term Loan

Equipment Financing Obligations

In October 1998, the Company financed the purchase of certain equipment through a bank loan. The loan was renewed in April 1999 and the amount of the loan was increased to $400,000 from $250,000 in June 1999, with an interest rate increase to 1.25% plus the bank’s base rate from 0.5% plus the bank’s base rate (weighted

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average rates of 6.00% and 7.96% in 2002 and 2001). This loan was repayable in equal monthly installments over three years (payments commenced in April 1999 and concluded in April 2002). This equipment loan was secured by substantially all of the Company’s assets. In April 2002, this term loan was fully paid off.

In January 2000, the Company amended and restated the loan agreement to include a one-time advance of $750,000. This advance was repayable in monthly installments of principal and interest over 42 months with a balloon payment of $75,000 due at the end of the term. Simultaneously, the Company entered into a lease agreement with the same bank that allows the Company to finance up to $1,500,000 of future equipment purchases and leasehold improvements. The payment terms of the lease are substantially the same as the loan, with a 10 percent balloon payment due at the end of the lease. Both the loan and the lease are secured by the equipment financed. The Company paid in full the outstanding equipment loan and lease obligations in January 2003.

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

Aggregate future minimum loan payments on term loan are due as follows (in thousands):

Year ended December 31,
2004	$306
2005	292
2006	24

Total minimum principal and interest payments	622
Less: Amount representing interest	(32)

Present value of future lease payments	590
Less: Current portion of term loan	(283)

Long-term portion of term loan	$307

10.     Long-term Debt and Commitments

Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes (the “notes”). The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. On July 14, 2003, the initial purchaser of $50.0 million of the notes elected to exercise its option to purchase an additional $10.0 million in principal amount of such notes. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The total issuance cost of approximately $3.3 million has been included in other long-term assets on the balance sheet and is amortized to interest expense using the effective interest rate method over the duration of the notes, which is 5 years. The notes are unsecured obligations of the Company and are subordinate to any secured debt the Company currently has or any future senior indebtness of the Company.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. In 2002 and 2003, as allowed under the guarantee agreement, approximately $900,000 of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% to 0% in November 2004. As of December 31, 2003, the SBS Bonds with remaining principal payments of $1.25 million were assigned to the Company as SBS was merged into and with the Company.

Operating Leases

The Company leases its Cupertino, California office and research facility under a noncancelable operating lease which expires in January 2004, with two options to extend the lease for 5 years each. The company also renewed the lease in its Vacaville, California manufacturing facility under a noncancelable operating lease which expires in August 2005, with an option to extend the lease for a period of 2 years. In March 2001, the Company leased additional office space in Cupertino, California, under a noncancelable operating lease which commenced in June 2001, expires in May 2006 and has two options to extend the lease term for 3 years and 5 years each. Pursuant to the Company’s acquisition of SBS in April 2001, the Company assumed leases for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expired in May 2003, with two five-year options to extend the term of the leases. The Company decided not to renew the leases for the full five-year term in May 2003 and instead renewed the lease for a one-year term, which expires in May 2004.

In connection with our acquisition of APT in August 2003, we assumed a lease for approximately 5,000 square feet of office and laboratory space in Pelham, Alabama, which expires in February 2006. In December 2003, we leased approximately 20,000 square feet of additional corporate office and laboratory space in Cupertino, California, under a lease expiring in February 2009 with options to extend for up to an additional five years.

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.7 million, $2.6 million and $1.9 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

Year ended December 31,	Bond Maturities	Operating Leases
2004	$180	$2,823
2005	190	2,662
2006	200	1,739
2007	210	1,139
2008	225	1,151
Thereafter	240	192

	$1,245	$9,706

11.     Stockholders’ Equity

Common Stock

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

In connection with the acquisition of SBS, the Company assumed outstanding warrants to purchase 124,839 shares of common stock at the weighted-average exercise price of $2.40 per share. These warrants were exercisable immediately at the time of acquisition. The deemed fair value of the warrants was $773,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $8.384 per share; no dividends; contractual term of 1 1/2 years; risk-free interest rate of 4.1%; and expected volatility of 64%. The fair value of the assumed outstanding warrants were included as part of the purchase price for SBS. As of December 31, 2003, warrants to purchase 91,033 shares of the company’s common stock has been exercised and the remaining unexercised warrants expired on April 30, 2003 pursuant to the terms of the warrants. As of December 31, 2003, no warrants assumed from the SBS acquisition to purchase the company’s common stock were outstanding.

In May 2001, the Company issued to a third party consultant a fully vested and exercisable warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share in connection with an Exclusive Trademark License and Assignment Agreement. The fair value of this warrant was $5,121 on the grant date.

As of December 31, 2003, shares of common stock reserved for future issuance consisted of the following:

December 31, 2003
Warrants to purchase common stock	1,000,770
Stock options outstanding	5,615,796
Stock options available for grant	3,208,522
Employee Stock Purchase Plan	339,771
Convertible subordinated notes	19,047,618

29,212,477

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Stock Plans

In March 1998, the Company adopted the DURECT Corporation 1998 Stock Option Plan under which incentive stock options and non-statutory stock options may be granted to employees, directors of, or consultants to, the Company and its affiliates. In January 2000, the Company ceased granting options from this plan.

In January 2000, the Company’s Board of Directors and stockholders adopted the DURECT Corporation 2000 Stock Option Plan, under which incentive stock options and non-statutory stock options and stock purchase rights may be granted to employees, consultants and non-employee directors. The 2000 Stock Option Plan was amended by written consent of the Board of Directors in March 2000 and written consent of the stockholders in August 2000. A total of 8,546,500 shares of common stock have been reserved for issuance under this plan.

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

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock had been reserved initially for issuance under this plan. The directors’ plan provides that each person who becomes a non-employee director of the Company after the effective date of this offering will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option of 5,000 shares shall vest in full at the end of one year. At the Company’s annual shareholders meeting in June 2002, the shareholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000. As of December 31, 2003, 139,000 shares have been granted under the directors’ plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with its acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock have been reserved for issuance under this plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2003, 100,047 shares of common stock have been exercised under the 1993 SBS Plan.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock have been reserved for issuance under this plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 2003, 135,787 shares of common stock have been exercised under the 1995 SRT Plan.

Activity under all stock plans through December 31, 2003 is as follows:

	Shares Available for Grant	Number of Shares Granted		Weighted- Average Exercise Price
Balance at December 31, 2000	498,368	1,299,682		$6.52

Shares authorized, net	3,155,800	—		—
Options granted	(2,305,256)	2,305,256		$6.11
Options exercised	—	(159,231)		$1.43
Options canceled	29,475	(45,082	)(1)	$4.72

Balance at December 31, 2001	1,378,387	3,400,625		$6.51
Shares authorized, net	2,450,000	—		—
Options granted	(1,429,207)	1,429,207		$7.80
Options exercised	—	(144,372)		$0.89
Options canceled	471,625	(476,446	)(1)	$8.66

Balance at December 31, 2002	2,870,805	4,209,014		$6.89

Shares authorized, net	2,250,000	—		—
Options granted	(3,078,743)	3,078,743		$1.71
Options exercised	—	(159,388)		$0.95
Options canceled	1,166,460	(1,512,573	)(1)	$4.62

Balance at December 31, 2003	3,208,522	5,615,796		$4.62

(1)	Options to purchase 7,500, 2,500, and 35,550 shares of common stock granted under the 1998 Stock Option Plan were cancelled in 2001, 2002 and 2003, respectively and are not available for future grant. In addition, options to purchase 8,107, 2,321 and 139,198 shares of common stock under the 1993 SBS Plan in 2001, 2002 and 2003, respectively, and options to purchase 21,739 shares of common stock under the 1995 SRT Plan in 2003 were cancelled and are not available for future grant.

Since inception, the Company has recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. In 2003 and 2002, the company reversed $949,000 and $750,000 of deferred compensation, respectively, as a result of terminated employees.

The Company has amortized $9.4 million of deferred compensation, net of reversals, through December 31, 2003. The Company reversed deferred compensation of $276,000 in 2003 and amortized deferred compensation of $1.1 million in 2002 and $3.2 million in 2001. The remaining employee deferred stock compensation at December 31, 2003 was $59,000, which will be amortized as follows: $45,000 for 2004, $13,000 for 2005, and $1,000 for 2006.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value of options granted with exercise price equal to fair market value was $1.01 in 2003, $4.15 in 2002 and $4.18 in 2001. The weighted-average grant-date fair value of options granted to purchase 905,800 shares of common stock with exercise prices lower than fair market value was $6.27 in 2001. There were no options granted with exercise prices lower than fair market value in 2003 and 2002.

In 2003, the Company issued options to purchase 67,500 shares of common stock to several third party consultants in exchange for services. In connection with these options to purchase common stock, the Company recorded a non-cash charge of $96,000 in its statement of operations for the year ended December 31, 2003.

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

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
		(In years)
$ 0.10 – 1.45	456,023	4.16	$0.81	433,436	$0.80
$ 1.55 – 1.58	2,201,174	9.11	$1.58	355,854	$1.58
$ 1.77 – 3.10	676,054	7.41	$2.69	293,658	$2.78
$ 3.40 – 7.48	577,934	7.83	$5.66	317,890	$5.96
$ 7.56 – 9.19	922,955	7.83	$8.64	385,619	$8.35
$ 9.25 –11.63	627,151	7.03	$11.32	414,091	$11.39
$11.84 –12.04	104,505	6.87	$12.01	78,442	$12.01
$12.70 –12.70	3,500	7.48	$12.70	1,750	$12.70
$13.00 –13.00	13,500	7.49	$13.00	6,750	$13.00
$13.56 –13.56	33,000	6.95	$13.56	24,750	$13.56

$ 0.10 –13.56	5,615,796	7.87	$4.62	2,313,240	$5.60

As of December 31, 2003, outstanding options to purchase an aggregate of 2,313,240 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $5.60. As of December 31, 2002, outstanding options to purchase an aggregate of 1,569,207 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $5.34. As of December 31, 2001, outstanding options to purchase an aggregate of 1,185,456 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $3.20.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s stock based awards to employees was estimated using the following assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year ended December 31,			Year ended December 31,
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	1.9-2.6%	2.2-4.5%	3.4-4.6%	1.3-1.5%	1.5-2.6%	2.2-4.0%
Expected dividend yield	—	—	—	—	—	—
Expected life of option (in years)	3.5	3.5	3.5	1.25	1.25	1.25
Volatility	79-90%	73-79%	64-73%	79-90%	73-79%	64-73%

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.     Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$38,400	$31,400
Capitalized research and development	3,480	2,430
Other	2,660	2,310

Total deferred tax assets	44,540	36,140
Valuation allowance for deferred tax assets	(44,540)	(36,140)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.4 million and $15.3 million during 2003 and 2002, respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $107.0 million, which expire in the years 2018 through 2023 and federal research and development tax credits of approximately $1.2 million which expire at various dates beginning in 2018 through 2023, if not utilized.

As of December 31, 2003, the Company had net operating loss carryforwards for state income tax purpose of approximately $35.0 million, which expire in the years 2008 through 2013, if not utilized and state research and development tax credits of approximately $1.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue, net	$2,581	$1,624	$3,200	$1,772	$2,950	$1,783	$3,104	$2,006
Net loss	$(5,893)	$(9,749)	$(5,116)	$(9,915)	$(6,430)	$(9,050)	$(5,259)	$(8,459)
Basic and diluted net loss per share	$(0.12)	$(0.20)	$(0.10)	$(0.21)	$(0.13)	$(0.19)	$(0.10)	$(0.17)

14.    Subsequent Event

In January 2004, the Company amended its agreement with Endo Pharmaceuticals Inc. relating to the development and commercialization of the CHRONOGESIC product in the U.S. and Canada. Prior to the amendment, in addition to other specified termination rights provided to both parties, the agreement provided Endo with a right to terminate the agreement in the event that the Company had not commenced a specified clinical trial for the CHRONOGESIC product by December 31, 2003 and an additional right to terminate the agreement in the event that the Company had not commenced such clinical trial by June 30, 2004. As part of the amendment, Endo’s first right to terminate was eliminated and the second termination right was amended to replace the June 30, 2004 date with January 1, 2005. In addition, the parties agreed, under the amendment, to change the cap of the aggregate amount of development costs (excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign) that Endo would be responsible for during the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial to $250,000.

In February 2004, the Company renewed the lease for its headquarters located at 10240 Bubb Road in Cupertino, California for a period of five years.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

As of December 31, 2003, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting.” This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

PART III

The definitive proxy statement for our 2004 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

Number	Description

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (7).

10.32**

Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002.(8)

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002.(8)

10.34**

Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002.(8)

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004.

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005.

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

(8)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 14, 2003.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

(b) Durect	Corporation filed a report on Form 8-K on October 9, 2003 announcing the initiation of manufacture of clinical product for its CHRONOGESIC® (sufentanil) Pain Therapy product.

Durect Corporation filed a report on Form 8-K on October 17, 2003 announcing an update to its CHRONOGESIC® program.

Durect Corporation filed a report on Form 8-K on November 6, 2003 announcing positive clinical results for its post-operative pain relief depot using the SABER™ delivery system.

Durect Corporation filed a report on Form 8-K on November 6, 2003 announcing the Company’s financial results for the three months period ended September 30, 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at beginning of year	Provision	Write Offs	Balance at end of the year
December 31, 2003 Allowance for doubtful accounts	$207	$70	$(136)	$141
December 31, 2002 Allowance for doubtful accounts	263	(31)	(25)	207
December 31, 2001 Allowance for doubtful accounts	226	37	—	263

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date:  March 11, 2004

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 11, 2004

/s/ THOMAS A. SCHRECK Thomas A. Schreck	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2004

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 11, 2004

/s/ ARMAND P. NEUKERMANS Armand Neukermans	Director	March 11, 2004

/s/ JON S. SAXE Jon S. Saxe	Director	March 11, 2004

/s/ ALBERT L. ZESIGER Albert L. Zesiger	Director	March 11, 2004