Form 10-Q
period 2004-03-31
DURECT CORP
filed 2004-05-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 51,252,545 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Product revenue, net	$1,365	$1,507
Collaborative research and development and other revenue	2,020	1,074

Total revenues	3,385	2,581
Operating expenses:
Cost of revenues	565	595
Research and development	5,409	5,572
Selling, general and administrative	2,224	2,243
Amortization of intangible assets	335	335
Stock-based compensation(1)	35	(154)

Total operating expenses	8,568	8,591

Loss from operations	(5,183)	(6,010)

Other income (expense):
Interest income	304	241
Interest expense	(1,111)	(124)

Net other income (expense)	(807)	117

Net loss	$(5,990)	$(5,893)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)

Shares used in computing basic and diluted net loss per share	51,124	50,123

(1) Stock-based compensation related to the following:

Cost of revenues	$3	$8
Research and development	27	(236)
Selling, general and administrative	5	74

	$35	$(154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,667	$21,203
Short-term investments	36,268	39,511
Accounts receivable, net of allowances of $120 and $141, respectively	2,626	1,968
Inventories	2,056	1,902
Prepaid expenses and other current assets	1,399	1,480

Total current assets	64,016	66,064
Property and equipment, net	8,792	9,316
Goodwill	6,399	6,399
Intangible assets, net	2,659	2,994
Long-term investments	19,374	21,334
Restricted investments	2,975	3,119
Other long-term assets	3,036	3,181

Total assets	$107,251	$112,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593	$616
Accrued liabilities	2,322	2,618
Contract research liability	906	987
Accrued liabilities to related party	11	17
Interest payable on convertible notes	1,104	167
Deferred revenue	283	146
Term loan, current portion	283	283
Bonds payable, current portion	180	180

Total current liabilities	5,682	5,014
Term loan, noncurrent portion	236	307
Bonds payable, noncurrent portion	1,065	1,065
Convertible subordinated notes	60,000	60,000
Other long-term liabilities	913	906
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at March 31, 2004 and December 31, 2003 respectively; 51,200 and 51,163 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	195,032	194,968
Notes receivable from stockholders	(25)	(50)
Deferred compensation	(18)	(59)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income (loss)	85	(15)
Accumulated deficit	(142,244)	(136,254)

Stockholders’ equity	39,355	45,115

Total liabilities and stockholders’ equity	$107,251	$112,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(5,990)	$(5,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	823	849
Amortization	335	335
Noncash charges related to stock-based compensation	35	(154)
Changes in assets and liabilities:
Accounts receivable	(658)	(463)
Inventories	(154)	38
Prepaid expenses and other assets	226	(23)
Accounts payable	(23)	134
Accrued liabilities and other long-term liabilities	(295)	52
Contract research liability	(81)	147
Interest payable on convertible notes	937	—
Deferred revenue	137	(268)

Total adjustments	1,282	647

Net cash and cash equivalents used in operating activities	(4,708)	(5,246)

Cash flows from investing activities
Purchases of equipment	(299)	(61)
Purchases of available for sale securities	(18,568)	(8,349)
Proceeds from maturities of available for sale securities	24,015	15,507

Net cash and cash equivalents provided by investing activities	5,148	7,097

Cash flows from financing activities
Payments on equipment financing obligations	—	(661)
Payments on term loan	(71)	—
Net proceeds from term loan	—	850
Net proceeds from issuances of common stock through exercise of options and warrants	71	15
Net proceeds from notes receivable from stockholders	24	67

Net cash and cash equivalents provided by financing activities	24	271

Net increase in cash and cash equivalents	464	2,122
Cash and cash equivalents, beginning of the period	21,203	14,089

Cash and cash equivalents, end of the period	$21,667	$16,211

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7	$105

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

Absorbable Polymers International Corporation, formally known as Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2004, the operating results for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Raw materials	$202	$212
Work in process	507	542
Finished goods	1,347	1,148

Total inventories	$2,056	$1,902

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

At March 31, 2004, the company has five stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Three months ended March 31,
	2004	2003
Net loss—as reported	$(5,990)	$(5,893)
Add: Stock-based employee compensation expense included in reported net loss	(20)	(242)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(461)	(627)

Pro forma net loss	$(6,471)	$(6,762)

Net loss per share:
Basic and diluted—as reported	$(0.12)	$(0.12)

Basic and diluted—pro forma	$(0.13)	$(0.13)

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

Comprehensive Loss

The Company’s comprehensive losses include unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended March 31, 2004, the Company’s total comprehensive loss was $5.9 million compared to its net loss of $6.0 million. For the three months ended March 31, 2003, the Company’s total comprehensive loss was $6.0 million compared to its net loss of $5.9 million.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

	Three months ended March 31,
	2004	2003
Net loss	$(5,990)	$(5,893)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	51,180	50,436
Less: weighted-average shares subject to repurchase	(56)	(313)

Weighted-average shares used in computing basic and diluted net loss per share	51,124	50,123

Basic and diluted net loss per share	$(0.12)	$(0.12)

The computation of diluted net loss per share for the three months ended March 31, 2004 excludes the impact of options to purchase 6.1 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 56,000 shares of common stock subject to repurchase, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2004, as such impact would be antidilutive.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 2. Agreement with Endo Pharmaceuticals

In January 2004, the Company amended its agreement with Endo Pharmaceuticals Inc. (Endo) relating to the development and commercialization of the CHRONOGESIC product in the U.S. and Canada. Prior to the amendment, in addition to other specified termination rights provided to both parties, the agreement provided Endo with a right to terminate the agreement in the event that the Company had not commenced a specified clinical trial for the CHRONOGESIC product by December 31, 2003 and an additional right to terminate the agreement in the event that the Company had not commenced such clinical trial by June 30, 2004. As part of the amendment, Endo’s first right to terminate was eliminated and the second termination right was amended to replace the June 30, 2004 date with January 1, 2005. In addition, the parties agreed, under the amendment, to change the cap of the aggregate amount of development costs (excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign) that Endo would be responsible for during the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial to $250,000.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,155)	$1,445
Patents	466	(268)	198
Other intangibles	3,260	(2,244)	1,016

Total	$7,326	$(4,667)	$2,659

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,991)	$1,609
Patents	466	(252)	214
Other intangibles	3,260	(2,089)	1,171

Total	$7,326	$(4,332)	$2,994

Intangible assets subject to amortization at March 31, 2004 totaled $2.7 million, which the Company expects will be amortized as follows: $915,000 in the nine months ending December 31, 2004 , $1.2 million in the year of 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009,and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2003. In 2003, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases and central nervous system disorders and the development of pharmaceutical products incorporating biotechnology agents. We are developing these pharmaceutical system products based on our solid foundation of four proprietary drug delivery technology platforms: DUROS®, SABER™, MICRODUR™ and DURIN™.

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

In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design enhancements to the product. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada exclusive of system redesign costs and pharmacokinetic trials necessitated by any system redesign up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. In addition, under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for all product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be approximately 50%.

In 2003, we continued to conduct laboratory and animal studies, implement and evaluate system design and manufacturing process changes and revise clinical trial protocols for the CHRONOGESIC product. In October 2003, we announced that we had received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. In parallel track with the CHRONOGESIC development program using the revised system design, we explored additional enhancements to prevent any premature shutdown, and generated feasibility data relating to these enhancements. We evaluated incorporating these enhancements into our system design and other system design changes to prevent any premature shutdown of the system.

During the first quarter of 2004, we completed feasibility studies to test and measure the performance of a number of alternative prototype systems of our CHRONOGESIC product in animals. Based on this data, we have identified a number of possible solutions to address the premature shutdown. We expect that we will resume clinical trials for the product in the second half of 2004.

SABER Post-Operative Pain Depot Product

During 2003, we also continued to research and develop our post-operative pain depot product, a sustained release injectable using the SABER delivery system and a local anesthetic. This product is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product, is currently FDA-approved for use in hospitals as a local anesthetic. In June 2003, we commenced a Phase I clinical trial for our post-operative pain product. The clinical trial was conducted in Europe and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product versus current treatment methods, which include bupivacaine and ropivacaine. We completed this clinical trial in the third quarter of 2003.

In the first quarter of 2004, we have been formulating our SABER post-operative pain relief depot product with higher drug loadings in preparation for Phase I/IIA studies anticipated later this year. We are also formulating different compositions for different clinical settings.

Other Products

In 2003 and in the first quarter of 2004, we continue to research and develop other products for the treatment of chronic diseases using our platform technologies.

Collaborative Agreements

In order to rapidly identify and fund additional product opportunities, we may enter into agreements with various companies who wish to explore the feasibility of combining their drugs with our drug delivery technologies to develop products. In addition, we may enter into agreements with companies who wish to collaborate on the development and commercialization of our existing products in development. Under these collaborative agreements, we perform research and development activities to develop products utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our collaborators. Depending on the agreement, we may also have royalty, distribution, or other rights once products are commercialized under the agreement. In 2002, we entered into the several such arrangements. We intend to enter into additional collaborative arrangements in the future.

During 2003, we continued to make technical progress on our collaborative research and development projects with our strategic collaborators, such as Pain Therapeutics, Inc., BioPartners, GmbH, Voyager Pharmaceutical Corporation and others. In particular, Pain Therapeutics, Inc., announced in January 2004 the commencement of a Phase I clinical trial for a novel long-acting oral formulation of oxycodone that utilizes our SABER delivery system (Remoxy™), targeted to decrease the potential for oxycodone abuse. Our collaborative agreement with BioPartners, GmbH was terminated in December 2003.

Product Revenues

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

Since our inception in 1998, we have had a history of operating losses. At March 31, 2004, we had an accumulated deficit of $142.2 million and our net losses were $22.7 million, $37.2 million and $44.9 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively. These losses have resulted primarily from costs incurred to research and develop our products and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. Our net losses in 2001 also included the write-off of $14.0 million of in-process research and development acquired in our April 2001 acquisition of Southern BioSystems, Inc. (SBS). We expect our research and development expenses to modestly increase in the future as we continue to expand our animal studies, clinical trials and other research and development activities. We expect our general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue related to collaborative research and development with our collaborators is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Milestone and royalties payments, if any, will be recognized as earned. Incorrect determination of qualified expenses could result in greater or lesser revenue being recorded.

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

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technology are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. Acquired in-process research and development represents the value of research projects in process at the time of acquisition which have not yet reached technological feasibility, and which have no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could result in a greater or lesser amount being recorded.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually.. No impairment of goodwill has been recorded through March 31, 2004. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three months ended March 31, 2004 and 2003

Revenues. Net revenues were $3.4 million and $2.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in total revenues was primarily attributable to higher collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Inc. and Voyager Pharmaceutical Corporation and higher service revenue from our wholly-owned subsidiary, Absorbable Polymers International Corporation (API), offset by lower product revenues from our ALZET and API product lines.

Net product revenues were $1.4 million in the three months ended March 31, 2004 compared to $1.5 million in the same period of 2003. The decrease was primarily due to slight decreases in revenue from our ALZET mini pump product line and biodegradable polymer sales from API.

We also recognize our revenues from collaborative research and development activities and service contracts. We recorded $1.8 million of collaborative research and development revenue for the three months ended March 31, 2004 compared to $1.1 million in the same period of 2003. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. Other revenue from service contracts was $200,000 for the three months ended March 31, 2004 and none for the same period in 2003. The service contract revenues were related to certain polymer related service contracts API signed with various customers. We did not have any service contracts in the three months ended March 31, 2003.

In the future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third parties to develop products based on our drug delivery technologies.

Cost of revenues. Cost of revenues was $565,000 and $595,000 for the three months ended March 31, 2004 and 2003, respectively. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contract services provided by us. The decrease in the cost of revenues was primarily due to the manufacturing efficiencies achieved in our commercial product lines.

Cost of revenues associated with the product revenue decreased to $377,000 in the first three months of 2004 from $595,000 in the same period in 2003, as a result of improved efficiencies from our ALZET mini pump product line and API biodegradable polymer product line. Cost of service revenue was $188,000 for the three months ended March 31, 2004 and none for the same period in 2003. As of March 31, 2004, we had 20 manufacturing employees compared with 18 as of the corresponding date in 2003. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses were $5.4 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in the three months ended March 31, 2004 was primarily attributable to the lower personnel and consulting expenses compared with the same period in 2003, partially offset by a slight increase in research and development expenses in the three months ended March 31, 2004 under our collaborative arrangements.

As of March 31, 2004, we had 59 research and development employees compared with 75 as of the corresponding date in 2003. We expect research and development expenses to increase once we start our Phase I/IIA clinical trial for our SABER post-operative pain product and to increase even more when we resume clinical trials for our CHRONOGESIC product in the second half of this year.

Selling, General and Administrative. Selling, general and administrative expenses were $2.2 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003. There was no material difference in selling, general and administrative expenses between the quarter ended March 31, 2004 and the quarter ended March 31, 2003. As of March 31, 2004, we had 30 selling, general and administrative personnel compared with 39 as of the corresponding date in 2003. We expect selling, general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future even through we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets. Amortization of intangible assets was $335,000 for each of the three-month periods ended March 31, 2004 and 2003. The amortization of intangible assets did not change as we continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2003, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at March 31, 2004 was $2.7 million, which will be amortized as follows: $915,000 for the nine months ending December 31, 2004, $1.2 million for the year ending December 31, 2005, $424,000 for the year ending December 31, 2006, and $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three months ended March 31, 2004, we recorded ($20,000) of stock-based compensation during the three months ended March 31, 2004, compared with ($242,000) recorded for the corresponding period in 2003. Of these amounts, employee stock-based compensation related to the following: cost of revenues of $3,000 for the three months ended March 31, 2004, and $8,000 for the corresponding period in 2003; research and development expenses of ($28,000) for the three months ended March 31, 2004 compared with ($324,000) in the corresponding period in 2003; and selling, general and administrative expenses of $5,000 in the three months ended March 31, 2004 and $74,000 in the corresponding period in 2003.

Non-employee stock compensation related to research and development expenses was $55,000 for the three months ended March 31, 2004 and $88,000 for the corresponding period in 2003. Non-employee stock compensation related to selling, general and administrative expenses was none for the three months ended March 31, 2004 and the corresponding period in 2003. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at March 31, 2004 was $18,000, which will be amortized as follows: $13,000 for the nine months ending December 31, 2004, $4,000 for the year ending December 31, 2005, and $1,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated and require reversal of previously recognized stock-based compensation.

Other Income (Expense). Interest income increased to $304,000 for the three months ended March 31, 2004, from $241,000 for the corresponding period in 2003. The increase in interest income was primarily the result of higher cash and investment balances during the three months ended March 31, 2004, partially offset by a decline in interest rates. Interest expense was $1.1 million for the three months ended March 31, 2004, and $124,000 for the corresponding period in 2003. The increase in interest expense was primarily due to the interest accrued on the $60.0 million convertible notes we issued in June and July of 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents, and investments totaling $80.3 million at March 31, 2004 compared to $85.2 million at December 31, 2003. These numbers include $3.0 million and $3.1 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2004 and December 31, 2003 respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2004 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $58.3 million and $61.1 million at March 31, 2004 and December 31, 2003, respectively. The decrease was primarily attributable to expenditures related to our research and development efforts and selling, general and administrative expenses.

We used $4.7 million of cash for operations for the three months ended March 31, 2004 compared to $5.2 million for the corresponding period in 2003. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to increases in inventory and accrued liabilities at March 31, 2004 compared to the same period in 2003.

We received $5.1 million of cash from investing activities for the three months ended March 31, 2004 compared to $7.1 million for the corresponding period in 2003. The decrease in cash provided by investing activities was primarily due to a net decrease in proceeds from maturities of investments, net of investment purchases, and to a lesser extent an increase in purchases of plant and equipment.

We received $24,000 of cash from financing activities for the three months ended March 31, 2004 and compared to $271,000 for the corresponding period in 2003. In the three months ended March 31, 2004, cash received from financing activities was primarily due to proceeds from notes receivable from stockholders and exercises of stock options, offset by payments on the term loan. In the three months ended March 31, 2003, cash received from financing activities was primarily due to proceeds from a new term loan and proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan and lease.

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% in 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2004, the remaining principal payments of the bonds were $1.25 million.

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

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Convertible subordinated notes (1)	$3,750	$3,750	$3,750	$3,750	$61,875	$—	$76,875
Long-term debt (1)	268	266	263	258	258	258	1,571
Term loan (1)	228	292	24	—	—	—	544
APT acquisition consideration payable (2)	250	250	500	—	—	—	1,000
Operating lease obligations	2,123	2,663	1,736	1,139	1,151	192	9,004

Total contractual cash obligations	$6,619	$7,221	$6,273	$5,147	$63,284	$450	$88,994

Note (1): Includes principal and interest payments

Note (2): To be paid by our common stock or cash at our election

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

Factors that May Affect Future Results

In addition to the other information in this Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

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

•	selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

•	selecting and developing catheter or other targeting technology, if appropriate, to deliver the drug to a specific location within the body;

•	determining the appropriate drug dosage for use in the pharmaceutical system;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system; and

•	demonstrating the drug formulation will be stable for commercially reasonable time periods.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any pharmaceutical systems, and DURECT has limited experience in developing such products. We have not completed the system design of our lead product, CHRONOGESIC, and must still complete necessary design changes and enhancements to the product to prevent the occurrence of any premature shutdown of the system prior to the end of the intended 3-month delivery period prior to continuing clinical trials for the product. Although we have been exploring additional system enhancements to prevent this identified issue and have generated feasibility data relating to these enhancements, we may not be able to implement these enhancements or these enhancements may not ultimately prevent the occurrence of premature shutdown. If we fail to timely finalize the design of the CHRONOGESIC product, this will harm the long-term viability of the product. In addition, even after we complete the final design of the product, the product must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” Failure to complete and commercialize CHRONOGESIC would seriously harm our business.

We have not selected the drug dosages nor finalized the formulation or the system design of any other pharmaceutical system including our SABER post-operative pain depot product and others based on our SABER™, DURIN™ and MICRODUR™ delivery platforms, and we may not be able to finalize the design or formulation of any additional products. We are continuing testing and development of our products and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any products that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our post-operative pain depot product or other products, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of March 31, 2004, for our lead product, CHRONOGESIC, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. In addition, as of March 31, 2004, we have completed a Phase I clinical trial for our post-operative pain depot product. We are currently in the preclinical or research stages with respect to all our other products under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our CHRONOGESIC product. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential products including our post-operative pain depot product. We may not be permitted to begin or continue our planned clinical trials for our potential products. If our trials are permitted, our potential products may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our products, including CHRONOGESIC and our post-operative pain depot product, which we have not planned or anticipated that could delay commercialization of such products and harm our business and financial conditions.

We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical study initiated in June 2002 until the clinical trial protocol is revised by us and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product until the system design is finalized. In October 2003, we announced that we received data from a preclinical animal test with our CHRONOGESIC product utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. We are currently implementing design changes to the system to eliminate the premature shutdown. We expect that we will restart the product’s phase III clinical program during the second half of 2004.

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

We may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our partners and ourselves at an acceptable cost, and we have limited manufacturing experience

We must manufacture our products and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture of our DUROS-based pharmaceutical systems is a complex process. We have not yet completed development of the manufacturing process for any products or components including our CHRONOGESIC product. If we fail to timely complete the development of the manufacturing process for our products, we will not be able to timely produce product for our clinical trials and commercialization. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply products or components under a number of our collaborative agreements with third party companies. If we fail to develop manufacturing processes to permit us to manufacture a product or component at an acceptable cost, then we and our third party partners may not be able to commercialize that product or we may be in breach of our supply obligations to our third party partners.

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

If we are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our products and those of our third party collaborators. We may also need or choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems or components in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system products to third parties which have not been approved by ALZA. If we cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2004, had an accumulated deficit of approximately $142.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. Our current product revenues are from the sale of the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, API. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our products in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs, and reduced revenues.

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

As of March 31, 2004, we had approximately $60.0 million in long-term convertible subordinated notes, $236,000 in non-current term loan obligations, $1.1 million in non-current bonds payable and $906,000 in other long-term liabilities. Our substantial indebtedness, which totals $62.2 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of CHRONOGESIC, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock on the due date of our notes is below the equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2004 we had cash, cash equivalents and short-term investments valued at approximately $82.3 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. As of March 31, 2004, we had approximately $60.0 million outstanding convertible subordinated notes, which will mature in June 2008. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on a third party,. to perform the coating process for the manufacture of the ALZET product under a contract that expires in January 2008.

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

Technologies and businesses which we have acquired may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. We may also acquire additional businesses or technologies in the future, which could have these same effects

We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc., in April 2000 we acquired the ALZET product and related assets from ALZA, in April 2001, we completed the acquisition of SBS and in August 2003, we acquired Absorbable Polymers Technologies, Inc (APT). These and our future acquisitions expose us to:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of March 31, 2004, we held 21 issued U.S. patents and 10 issued foreign patents. In addition, we have 36 pending U.S. patent applications and have filed 46 patent applications under the Patent Cooperation Treaty, from which 80 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our products

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third party vendors to perform blood plasma assays in connection with our clinical trials and quality control services related to components of our DUROS-based pharmaceutical systems, and to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on a third party contract manufacturer to perform the final manufacturing steps of our CHRONOGESIC product, and we may need or choose to rely on a third party manufacturer again. See “We may not be able to manufacture sufficient quantities of our products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses and materially harm our business, financial condition and results of operations.

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

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product, the original term of which expires in September 2004 but will be renewed for successive one year renewal terms unless terminated by either party upon one year’s prior written notice. Additionally, we have a supply agreement with a third party vendor to supply us with titanium components of our DUROS-based pharmaceutical systems until April 2004. Other than these agreements, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our products, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

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

The failure of our third parties to effectively sell and market our products will hurt our business and financial results.

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

Some of our products contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our products currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our CHRONOGESIC and oral opiate products under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our products containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our products containing controlled substances.

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

However, we will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our initial review during the second quarter of 2002. We concluded that our goodwill was fairly stated as of January 1, 2002 and no accounting change adjustment was required. We performed the annual assessment in the fourth quarter of 2002 and 2003 and determined that goodwill was not impaired as of December 31, 2002 and 2003. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending March 31, 2004, was 296,779 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

We may not have the ability to raise the funds necessary to finance the fundamental change redemption option associated with our outstanding convertible subordinated notes, and the fundamental change redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market (a “fundamental change”), we may be required to redeem all or part of the notes. We may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness.

A fundamental change could also discourage a potential acquirer. However, this redemption feature is not the result of management’s knowledge of any specific effort to obtain control of us by means of a merger, tender offer or solicitation, or part of a plan by management to adopt a series of anti-takeover provisions. The term “fundamental change” is limited to specified transactions and may not include other events that might adversely affect our financial condition or business operations.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2004, approximately 72 % of our investment portfolio is composed of investments with original maturities of one year or less and approximately 25% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2004 by year of maturity (dollars in thousands):

	2004	2005	2006	Total
Cash equivalents:
Fixed rate	$19,475	$—	$—	$19,475
Average fixed rate	0.76%	—	—	0.76%
Variable rate	$1,964	—	—	$1,964
Average variable rate	1.00%	—	—	1.00%
Short-term investments:
Fixed rate	$12,877	$2,541	—	$15,418
Average fixed rate	2.19%	1.73%	—	2.11%
Variable rate	$20,850	—	—	$20,850
Average variable rate	1.09%	—	—	1.09%
Long-term investments:
Fixed rate	$—	$7,947	$11,427	$19,374
Average fixed rate	—	3.01%	2.63%	2.80%
Restricted investments:
Fixed rate	$2,975	$—	$—	$2,975
Average fixed rate	0.88%	—	—	0.88%

Total investment securities	$58,141	$10,488	$11,427	$80,056

Average rate	1.25%	2.75%	2.63%	1.71%

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

In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Quaterly Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In the three months ended March 31, 2004, we purchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share

February 2004	1,250*	$1.00

*	Purchased from a departing employee pursuant to pre-existing contractual rights.

We have no publicly announced programs to repurchase shares of our common stock.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

Michael D. Casey was appointed to the Company’s Board of Directors in March 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Durect filed a report on Form 8-K on February 10, 2004 announcing the Company’s financial results for the three months and the year ended December 31, 2003.

Durect filed a report on Form 8-K on February 13, 2004 announcing promotions and management changes.

Durect filed a report on Form 8-K on March 23, 2004 announcing the appointment of Michael D. Casey to its Board of Directors.

Durect filed a report on Form 8-K on April 22, 2004 announcing the Company’s financial results for the three months period ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2004

By:	/s/ JIAN LI
Jian Li Vice President, Finance and Corporate Controller

Date: May 5, 2004