Form 10-Q
period 2004-06-30
DURECT CORP
filed 2004-08-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 51,555,822 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Product revenue, net	$1,760	$1,715	$3,125	$3,222
Collaborative research and development and other revenue	1,320	1,485	3,340	2,559

Total revenues	3,080	3,200	6,465	5,781

Operating expenses:
Cost of revenues	867	534	1,432	1,129
Research and development	6,040	5,282	11,449	10,854
Selling, general and administrative	2,339	2,219	4,563	4,462
Amortization of intangible assets	308	335	643	670
Stock-based compensation(1)	135	135	170	(19)

Total operating expenses	9,689	8,505	18,257	17,096

Loss from operations	(6,609)	(5,305)	(11,792)	(11,315)
Other income (expense):
Interest income	289	368	593	609
Interest expense	(1,113)	(179)	(2,224)	(303)

Net other income (expense)	(824)	189	(1,631)	306

Net loss	$(7,433)	$(5,116)	$(13,423)	$(11,009)

Net loss per common share, basic and diluted	$(0.14)	$(0.10)	$(0.26)	$(0.22)

Shares used in computing basic and diluted net loss per share	51,396	50,294	51,260	50,209

(1) Stock-based compensation related to the following:
Cost of revenues	$(2)	$3	$1	$11
Research and development	126	(23)	153	(259)
Selling, general and administrative	11	155	16	229

	$135	$135	$170	$(19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,680	$21,203
Short-term investments	44,154	39,511
Accounts receivable, net of allowance of $99 and $141, respectively	2,321	1,968
Inventories	1,914	1,902
Prepaid expenses and other current assets	1,340	1,480

Total current assets	57,409	66,064
Property and equipment, net	8,250	9,316
Goodwill	6,399	6,399
Intangible assets, net	2,351	2,994
Long-term investments	19,231	21,334
Restricted investments	2,782	3,119
Other long-term assets	2,929	3,181

Total assets	$99,351	$112,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866	$616
Accrued liabilities	2,207	2,618
Contract research liability	924	987
Accrued liabilities to related party	12	17
Interest payable on convertible notes	167	167
Deferred revenue	392	146
Term loan, current portion	283	283
Bonds payable, current portion	180	180

Total current liabilities	5,031	5,014
Term loan, noncurrent portion	165	307
Bonds payable, noncurrent portion	1,065	1,065
Convertible subordinated notes	60,000	60,000
Other long-term liabilities	916	906
Commitments

Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 51,556 and 51,163 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	195,630	194,968
Notes receivable from stockholders	—	(50)
Deferred compensation	(9)	(59)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(295)	(15)
Accumulated deficit	(149,677)	(136,254)

Total stockholders’ equity	32,174	45,115

Total liabilities and stockholders’ equity	$99,351	$112,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(13,423)	$(11,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,593	1,774
Amortization	643	722
Non-cash charges related to stock-based compensation	170	(19)
Changes in assets and liabilities:
Accounts receivable	(353)	(605)
Inventories	(12)	9
Prepaid expenses and other assets	393	184
Accounts payable	250	222
Accrued liabilities and other long-term liabilities	(408)	485
Contract research liability	(63)	(124)
Deferred revenue	246	(492)

Total adjustments	2,459	2,156

Net cash and cash equivalents used in operating activities	(10,964)	(8,853)

Cash flows from investing activities
Purchases of equipment	(527)	(408)
Purchases of available for sale securities	(35,744)	(60,051)
Proceeds from maturities of available-for-sale securities	33,261	44,300

Net cash and cash equivalents used in investing activities	(3,010)	(16,159)

Cash flows from financing activities
Payments on equipment financing obligations	—	(731)
Payments on term loan	(142)	—
Net proceeds from term loan	—	850
Net proceeds from issuance of convertible notes	—	47,200
Net proceeds from issuances of common stock through exercise of options and warrants	543	255
Proceeds from notes receivable from stockholders	50	189

Net cash and cash equivalents provided by financing activities	451	47,763

Net increase/(decrease) in cash and cash equivalents	(13,523)	22,751
Cash and cash equivalents, beginning of the period	21,203	14,089

Cash and cash equivalents, end of the period	$7,680	$36,840

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,933	$197

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company has several product candidates under development by itself and with third party collaborators in the areas of pain, cardiovascular diseases and central nervous system disorders. The Company also manufactures and sells osmotic pumps used in laboratory research. In addition, the Company conducts research and development of pharmaceutical product candidates with third party pharmaceutical and biotechnology company partners.

Absorbable Polymers International Corporation, formally known as Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2004, the operating results for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$197	$212
Work in process	502	542
Finished goods	1,215	1,148

Total inventories	$1,914	$1,902

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

At June 30, 2004, the company has five stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss—as reported	$(7,433)	$(5,116)	$(13,423)	$(11,009)
Add: Stock-based employee compensation expense included in reported net loss	5	128	(15)	(114)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(789)	(787)	(1,250)	(1,414)

Pro forma net loss	$(8,217)	$(5,775)	$(14,688)	$(12,537)

Net loss per share:
Basic and diluted—as reported	$(0.14)	$(0.10)	$(0.26)	$(0.22)

Basic and diluted—pro forma	$(0.16)	$(0.11)	$(0.29)	$(0.25)

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

Comprehensive Loss

The Company’s comprehensive losses, which include unrealized gains and losses on the Company’s available-for-sale securities for the three months ended June 30, 2004 and 2003, were $7.8 million and $5.1 million, respectively, compared to its net losses of $7.4 million and $5.1 million, respectively. The Company’s comprehensive losses for the six months ended June 30, 2004 and 2003 were $13.7 million and $11.1 million respectively, compared to its net losses of $13.4 million and $11.0 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(7,433)	$(5,116)	$(13,423)	$(11,009)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	51,398	50,497	51,289	50,467
Less: weighted-average shares subject to repurchase	(2)	(203)	(29)	(258)

Weighted-average shares used in computing basic and diluted net loss per share	51,396	50,294	51,260	50,209

Basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.26)	$(0.22)

The computation of diluted net loss per share for the three months ended June 30, 2004 excludes the impact of options to purchase 7.4 million shares of common stock, warrants to purchase 1.0 million shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2004 excludes the impact of options to purchase 7.0 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended June 30, 2003 excludes the impact of options to purchase 6.4 million shares of common stock, warrants to purchase 1.1 million shares of common stock and 2.3 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 1.1 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

Recent Accounting Pronouncements

In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not believe that adoption of the disclosure requirements under the interim consensus would have had a significant impact on the carrying value of its investments at June 30, 2004.

Note 2. Agreement with NeuroSystec Corporation

In May 2004, the Company entered into an exclusive license agreement with NeuroSystec Corporation under which the Company granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first product candidate is currently in pre-clinical development. The Company will receive certain milestone payments related to the development and commercialization of products under this agreement, as well as royalties based on product sales. In connection with the agreement, the Company received equity constituting a minority ownership interest in NeuroSystec.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

		June 30, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,320)	$1,280
Patents	466	(285)	181
Other intangibles	3,260	(2,370)	890

Total	$7,326	$(4,975)	$2,351

		December 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,991)	$1,609
Patents	466	(252)	214
Other intangibles	3,260	(2,089)	1,171

Total	$7,326	$(4,332)	$2,994

Intangible assets subject to amortization at June 30, 2004 totaled $2.4 million, which the Company expects will be amortized as follows: $607,000 in the six months ending December 31, 2004, $1,210,000 in the year of 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2003. In 2003, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge to write the goodwill down to its estimated fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain, cardiovascular diseases and central nervous system disorders and the development of pharmaceutical products incorporating biotechnology agents. We may also choose to develop product candidates for acute indications, such as our SABER-based post-operative pain product candidate, to the extent it makes strategic sense to do so. We and our collaborative development partners are developing these pharmaceutical system product candidates based on our solid foundation of the following proprietary drug delivery technology platforms: SABER™, ORADUR™ (formerly referred to as SABER™ oral gel cap), DURIN™, MICRODUR™ and DUROS®. The following are our most advanced product candidates in development:

SABER-based Post-Operative Pain Depot

Our post-operative pain relief depot product candidate is a sustained release injectible using our patented SABER™ delivery system and bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectible) or oral route. This product candidate is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic.

In the second and third quarters of 2003, we conducted a Phase I clinical trial for our post-operative pain product candidate. The clinical trial was conducted in Europe and enrolled 12 normal, healthy subjects. The objectives of the clinical study were to determine the safety and tolerability of the SABER delivery system and the SABER-bupivacaine combination and to evaluate the pharmacokinetics of our SABER product candidate versus current treatment methods, which include bupivacaine and ropivacaine. We completed this clinical trial in the third quarter of 2003.

In the first six months of 2004, we formulated our SABER post-operative pain relief depot product candidate with higher drug loadings in preparation for additional clinical trials. We also commenced formulating different compositions for different clinical settings. We anticipate that we will commence a Phase II clinical trial by the end of 2004.

NOTE: SABER™, DURIN™, MICRODUR™, ORADUR™, CHRONOGESIC®, IntraEAR® and ALZET® are trademarks of DURECT Corporation. LACTEL® is a trademark of Absorbable Polymers International Corporation (formerly Birmingham Polymers, Inc.), a wholly owned subsidiary of DURECT Corporation. Remoxy™ is a trademark of Pain Therapeutics, Inc. DUROS® is a trademark of ALZA Corporation, a Johnson & Johnson company. Other trademarks referred to belong to their respective owners.

ORADUR-based Oral Oxycodone (Remoxy)

In December 2002, we entered into an agreement with Pain Therapeutics, Inc. under which we granted Pain Therapeutics, Inc. the exclusive right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology. ORADUR is our SABER-based oral gel cap technology. Products based on the ORADUR technology can take the form of an easy to swallow gelatin capsule that provides controlled release of active ingredients for a period of from 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR technology may also have the added benefit of being less prone to abuse than other controlled release dosage forms on the market today. Our agreement provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

The first product candidate being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone that utilizes our ORADUR technology and which is targeted to decrease the potential for oxycodone abuse. Pain Therapeutics, Inc. began Phase I clinical testing of the Remoxy product candidate in January 2004 and announced positive Phase I pharmacokinetics and anti-abuse clinical results for Remoxy in July 2004. Pain Therapeutics has announced their plans to initiate Phase III studies for Remoxy by the end of 2004.

DURIN-based Alzheimer’s disease Treatment

In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager). Under the terms of the agreement, we will collaborate with Voyager to develop a product candidate using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. DURIN is our proprietary biodegradable polymeric implant drug delivery technology which can deliver a wide variety of drugs from several weeks to six months or more. The agreement also provides Voyager with the right to commercialize the product developed under the agreement on a worldwide basis once such product obtains regulatory approval. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

In 2004, we continued to make progress with Voyager on the development of a DURIN-based treatment for Alzheimer’s disease. During the first six months of 2004, Voyager completed an interim analysis of a proof of concept clinical study that supported advancing the DURIN-based product candidate further in development. Voyager plans to initiate Phase I clinical studies on the DURIN-based product candidate by the end of the year.

CHRONOGESIC (sufentanil) Pain Therapy System

CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that continuously delivers sufentanil, an opioid medication, for three months. This product candidate is designed to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a Johnson & Johnson company, to develop and commercialize products in selected fields. In 2001, we successfully completed a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product candidate. We also completed construction of a pilot aseptic manufacturing facility designed to manufacture the CHRONOGESIC product candidate for our Phase III clinical trials and to meet initial commercial demand for our product if approved by the FDA.

In 2002, we announced positive results of our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted ongoing animal toxicological studies and other development activities that are necessary to support regulatory approval of the product candidate in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product candidate in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product candidate to permit terminal sterilization of the product candidate and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. We have stopped all clinical trials for the CHRONOGESIC product candidate until the system design is completed.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product candidate for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product candidate. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product candidate’s design and development. For the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product candidate in the U.S. and Canada, excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign, up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product candidate, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product candidate upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product candidate in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product candidate. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product candidate. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product candidate, if approved, will be approximately 50%. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo in January 2005 in the event we have not commenced a specified clinical trial by January 1, 2005. Due to the delay in our program timeline as a result of our continued efforts to redesign the system to eliminate the premature shutdown problem, we will not commence such specified clinical trial by January 1, 2005. See “Factors that May Affect Future Results--Our near-term revenues depend on collaborations agreements with other companies which may be terminated under specified conditions. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.”

In 2003, we continued to conduct laboratory and animal studies, implement and evaluate system design and manufacturing process changes and revise clinical trial protocols for the CHRONOGESIC product candidate. In October 2003, we announced that we had received data from a preclinical animal test with our CHRONOGESIC product candidate utilizing a revised system design which indicate that a small number of units continue to experience a premature shutdown of drug delivery prior to the end of the intended 3-month delivery period. In parallel track with the CHRONOGESIC development program using the revised system design, we explored additional enhancements to prevent any premature shutdown, and generated feasibility data relating to these enhancements. We evaluated incorporating these enhancements into our system design and other system design changes to prevent any premature shutdown of the system.

During the first six months of 2004, we conducted feasibility studies to test and measure the performance of a number of alternative prototype systems of our CHRONOGESIC product candidate in animals. We had previously anticipated resuming clinical trials with our CHRONOGESIC product candidate in the second half of 2004. However, on July 21, 2004, we announced that we had learned recently from an animal study that we have not yet solved the pre-mature shutdown problem. Therefore, based on this information, we will not be resuming clinical trials with our CHRONOGESIC product candidate in 2004. We continue to work to address this premature shutdown problem, and we will not resume any clinical trials until the system design is completed.

Other Product Candidates

In addition to the above mentioned product candidates, we continue to research and develop other product candidates for the treatment of chronic diseases using our platform technologies.

Collaborative Agreements

In order to rapidly identify and fund additional product opportunities, we may enter into agreements with various companies who wish to explore the feasibility of combining their drugs with our drug delivery technologies to develop product candidates. In addition, we may enter into agreements with companies who wish to collaborate on the development and commercialization of our existing product candidates in development. Under these collaborative agreements, we perform research and development activities to develop product candidates utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our collaborators. Depending on the agreement, we may also have royalty, distribution, or other rights once product candidates are commercialized under the agreement. To date, we have entered into such arrangements with Pain Therapeutics, Voyager and

Endo as discussed above. In addition, during the second quarter of 2004, we announced an exclusive license agreement for NeuroSystec Corporation to develop, market and sell product candidates for the treatment of certain inner ear disorders including chronic tinnitus (ringing in the ears) based on our technologies. The first product candidate is currently in pre-clinical development. We will receive certain milestone payments related to the development and commercialization of products, if approved, under this agreement, as well as royalties based on product sales. In connection with the agreement, we received equity constituting a minority ownership interest in NeuroSystec. We intend to enter into additional collaborative arrangements in the future.

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET osmotic pumps for animal research use; and

•	LACTEL biodegradable polymers through our wholly owned subsidiary, API, which are used by our customers as raw materials in their pharmaceutical and medical products.

Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop product candidates based on our drug delivery technologies.

Since our inception in 1998, we have had a history of operating losses. At June 30, 2004, we had an accumulated deficit of $149.7 million and our net losses were $13.4 million and $11.0 million for the six months ended June 30, 2004 and 2003, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect our general and administrative expenses to increase modestly in the near future in light of the additional cost of corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through June 30, 2004. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three and six months ended June 30, 2004 and 2003

Revenues. Net revenues were $3.1 million and $6.5 million in the three and six months ended June 30, 2004, respectively, compared to $3.2 million and $5.8 million for the corresponding periods in 2003. The slight decrease in total revenues for the three months ended June 30, 2004 was primarily attributable to lower collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Inc. and Voyager Pharmaceutical Corporation during the quarter. The increase in total revenues for the six months ended June 30, 2004 was primarily attributable to higher collaborative research and development revenue from our strategic partners.

Net product revenues were $1.8 million and $3.1 million in the three and six months ended June 30, 2004, respectively, compared to $1.7 million and $3.2 million for the corresponding periods in 2003. Revenues from our existing product lines in the three months and six months ended June 30, 2004, have been comparable to the corresponding periods in 2003.

We also recognize our revenues from collaborative research and development activities and service contracts. We recorded $1.2 million and $3.0 million of collaborative research and development revenue for the three and six months ended June 30, 2004, respectively, compared to $1.5 million and $2.6 million for the corresponding periods in 2003. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential product candidates using our drug delivery technologies. Other revenue from service contracts was $94,000 and $294,000 for the three and six months ended June 30, 2004 and none for the same periods in 2003. The service contract revenues were related to certain polymer related service contracts API signed with various customers. Other license revenue was $68,000 for the three months and six months ended June 30, 2004 compared with none for the same periods in 2003. The license revenue was recognized in connection with our agreement with NeuroSystec Corporation.

In the future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third party partners to develop product candidates based on our drug delivery technologies.

Cost of revenues. Cost of revenues increased to $867,000 and $1.4 million for the three and six months ended June 30, 2004, respectively, from $534,000 and $1.1 million for the corresponding periods in 2003. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contracts services provided by us. The increase in the cost of revenues in three and six months ended June 30, 2004 was primarily due to increased manufacturing costs in our commercial product lines.

Cost of revenues associated with product revenue increased to $797,000 and $ 1.2 million for the three and six months ended June 30, 2004, respectively, from $534,000 and $1.1 million for the corresponding periods in 2003, as the result of an increase in manufacturing costs of our ALZET mini pump product line and API biodegradable polymer product line. Cost of service revenues were $69,000 and $258,000 for the three and six months ended June 30, 2004, respectively, compared with none for the same periods of 2003. As of June 30, 2004, we had 20 manufacturing employees compared with 17 as of the corresponding date in 2003.

Research and Development. Research and development expenses increased to $6.0 million and $11.4 million for the three and six months ended June 30, 2004, respectively, from $5.3 million and $10.9 million for the corresponding periods in 2003. The increases were primarily attributable to higher development costs related to CHRONOGESIC, our SABER post-operative pain product candidate and other product candidates in development. As of June 30, 2004, we had 63 research and development employees compared with 69 as of the corresponding date in 2003. We expect research and development expenses to increase in the near future once we start our Phase II clinical trial for our SABER post-operative pain depot product candidate.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.3 million and $4.6 million for the three and six months ended June 30, 2004, respectively, from $2.2 million and $4.5 million for the corresponding periods in 2003. The increase in expenses in the three and six months ended June 30, 2004 resulted from higher external expenses to comply with the Sarbanes-Oxley Act. As of June 30, 2004, we had 33 selling, general and administrative personnel compared with 37 as of the corresponding date in 2003. We expect selling, general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future even though we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets. Amortization of intangible assets was $308,000 and $335,000 for the three months ended June 30, 2004 and 2003, respectively. Amortization of intangible assets was $643,000 and $670,000 for the six months ended June 30, 2004 and 2003, respectively. The amortization of intangible assets decreased as certain intangible assets were fully amortized in the three months ended June 30, 2004. We continue to amortize the rest of the existing intangible assets at a constant rate over their estimated useful lives.

The net amount of other intangible assets at June 30, 2004 was $2.4 million, which will be amortized as follows: $607,000 for the six months ending December 31, 2004, $1,210,000 for the year ending December 31, 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three and six months ended June 30, 2004, we recorded $5,000 and ($15,000) of stock-based compensation, compared with $128,000 and ($113,000) recorded for the corresponding periods in 2003. Of these amounts, employee stock-based compensation related to the following: cost of revenues of ($2,000) and $1,000 for the three and six months ended June 30, 2004, and $3,000 and $11,000 for the corresponding periods in 2003; research and development expenses of $2,000 and ($26,000) for the three and six months ended June 30, 2004, compared with ($30,000) and ($354,000) for the corresponding periods in 2003; and selling, general and administrative expenses of $5,000 and $10,000 in the three and six months ended June 30, 2004, compared with $155,000 and $229,000 for the corresponding periods in 2003.

Non-employee stock compensation related to research and development expenses was $124,000 and $179,000 for the three and six months ended June 30, 2004, compared with $7,000 and $95,000 for the corresponding periods in 2003. Non-employee stock compensation related to selling, general and administrative expenses was $6,000 and $6,000 for the three and six months ended June 30, 2004, compared with none in the corresponding periods in 2003. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at June 30, 2004 was $9,000, which will be amortized as follows: $5,000 for the six months ending December 31, 2004 and $4,000 for the year ending December 31, 2005. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated and require reversal of previously recognized stock-based compensation.

Other Income (Expense). Interest income decreased to $289,000 and $593,000 for the three and six months ended June 30, 2004, respectively, from $368,000 and $609,000 for each of the corresponding periods in 2003. The decrease in interest income was primarily attributable to lower average outstanding investment balances and lower yields on debt security investments. Interest expense was $1.1 million and $2.2 million for the three and six months ended June 30, 2004, respectively, and $179,000 and $303,000 for the corresponding periods in 2003. The increase in interest expense for the three and six months ended June 30, 2004 compared to the corresponding periods in 2003 was primarily due to interest expense on the $60.0 million convertible notes we issued in June and July of 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents, and investments totaling $73.8 million at June 30, 2004 compared to $85.2 million at December 31, 2003. These numbers include $2.8 million and $3.1 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2004 and December 31, 2003 respectively. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2004 was primarily the result of ongoing operating expenses, partially offset by payments received from customers and our strategic partners.

Working capital was $52.4 million and $61.1 million at June 30, 2004 and December 31, 2003, respectively. The decrease was primarily attributable to expenditures related to our research and development efforts and selling, general and administrative expenses.

We used $11.0 million of cash for operations for the six months ended June 30, 2004 compared to $8.9 million for the corresponding period in 2003. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to a higher operating expenses in the six months ended June 30, 2004 compared to the same period in 2003.

We used $3.0 million of cash in investing activities for the six months ended June 30, 2004 compared to $16.2 million for the corresponding period in 2003. The decrease in cash used by investing activities was primarily due to lower net purchases of investments, offset by an increase in purchases of plant and equipment.

We received $451,000 of cash from financing activities for the six months ended June 30, 2004 compared to a receipt of $47.8 million for the corresponding period in 2003. In the six months ended June 30, 2004, cash received from financing activities was primarily due to proceeds from exercises of stock options and notes receivable from stockholders, offset by payments on the term loan. In the six months ended June 30, 2003, cash received from financing activities was primarily due to net proceeds of approximately $47.2 million aggregate principal amount of convertible notes due 2008, a term loan of $850,000 issued in January 2003 and proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan.

In conjunction with the acquisition of SBS in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% in 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2004, the remaining principal payments of the bonds were $1.25 million.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop, and manufacture our product candidates through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Convertible subordinated notes (1)	$1,875	$3,750	$3,750	$3,750	$61,875	$—	$75,000
Long-term debt (1)	224	266	263	258	258	258	1,527
Term loan (1)	151	292	24	—	—	—	467
APT acquisition consideration payable (2)	250	250	500	—	—	—	1,000
Operating lease obligations	1,383	2,677	1,749	1,152	1,162	197	8,320

Total contractual cash obligations	$3,883	$7,235	$6,286	$5,160	$63,295	$455	$86,314

Note	(1): Includes principal and interest payments
Note	(2): To be paid by our common stock or cash at our election

We also anticipate incurring capital expenditures of at least $1 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our product candidates and our collaborative research and development activities.

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

There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, any of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Recent Accounting Pronouncements

In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not believe that adoption of the disclosure requirements under the interim consensus would have had a significant impact on the carrying value of its investments at June 30, 2004.

Factors that May Affect Future Results

In addition to the other information in this Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

We have not completed development of any of our pharmaceutical systems, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition that we target, including:

•	selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

•	selecting and developing catheter or other targeting technology, if appropriate, to deliver the drug to a specific location within the body;

•	determining the appropriate drug dosage for use in the pharmaceutical system;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods; and

•	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our

SABER-based post-operative pain depot, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate, and DURECT has limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our SABER-based post-operative pain depot product candidate, Remoxy, our DURIN-based Alzheimer’s disease product candidate, CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of June 30, 2004, we have completed a Phase I clinical trial for our SABER-based post-operative pain depot product candidate, and Pain Therapeutics has completed a Phase I clinical trial for Remoxy, an oral oxycodone product candidate based on our ORADUR technology. With respect to our CHRONOGESIC product candidate, as of June 30, 2004, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We had previously anticipated resuming clinical trials with our CHRONOGESIC product candidate in the second half of 2004. However, on July 21, 2004, we announced that we had learned recently from an animal study that we have not yet solved the pre-mature shutdown problem associated with the system. Therefore, based on this information, we will not be resuming clinical trials with our CHRONOGESIC product candidate in 2004. We continue to work to address this premature shutdown problem, and we will not resume any clinical trials until the system design is completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—CHRONOGESIC (sufentanil) Pain Therapy System.”

We are currently in the preclinical or research stages with respect to all our other product candidates under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our product candidates. These studies include laboratory performance studies and safety testing, pivotal Phase III and other clinical trials and animal toxicological studies necessary to support regulatory approval of the product candidate in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. In addition, we plan to conduct extensive and costly clinical trials and animal studies for our other potential product candidates including our post-operative pain depot product candidate. We may not be permitted to begin or continue our planned clinical trials for our potential product candidates. If our trials are permitted, our potential product candidates may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated that could delay commercialization of such product candidates and harm our business and financial conditions.

The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we enroll the number of patients we expect in the time frame we expect, our clinical trials may not provide the data necessary to support regulatory approval for the product candidates for which they were conducted. Additionally, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product candidate under development could delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidates, and could materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, and thus our product candidates may not be approved for marketing.

We may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our partners and ourselves at an acceptable cost, and we have limited manufacturing experience

We must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We have not yet completed development of the manufacturing process for any product candidates or components including our SABER-based post-operative pain depot, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate. If we fail to timely complete the development of the manufacturing process for our product candidates, we will not be able to timely produce product candidate for our clinical trials and commercialization. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third party companies. If we fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third party partners.

We completed construction of a manufacturing facility initially intended for our DUROS-based pharmaceutical systems in May 2001, and we expect that this facility will be capable of manufacturing supplies for our Phase III and other clinical trials required for regulatory approval and commercial launch of our CHRONOGESIC product candidate and for our other DUROS-based product candidates on a pilot scale. We anticipate that we will also utilize this facility to manufacture some of our other pharmaceutical systems and components. In the future, we may need to build or acquire other space or facilities for manufacture of product candidates and components for our third party partners and ourselves. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

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

If we are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product candidate needed for the clinical trials and commercial launch of our product candidates and those of our third party collaborators. We may also need or choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems or components in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our products.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system product candidates to third parties which have not been approved by ALZA. If we cannot manufacture product candidate or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on a third party, to perform the coating process for the manufacture of the ALZET product under a contract that expires in January 2008.

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our new products and result in failure to achieve anticipated revenues

The manufacture and marketing of our product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our product candidates in the U.S. or abroad. Before receiving approval or clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product candidate is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We may not be able to timely reach agreement with the FDA on our clinical trial protocols or on the required data we must collect to continue with our clinical trials or eventually commercialize our product candidates.

We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our product candidates outside the U.S. are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our product candidates, we will not be able to market and sell our product candidates, which will limit our ability to generate revenue.

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;

•	failure to obtain approvals for clinically intended uses of our product candidates under development; or

•	identification of serious and unanticipated adverse side effects in our product candidates under development.

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we do not achieve compliance for the product candidates we manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our product candidates.

Our near-term revenues depend on collaborations agreements with other companies which may be terminated under specified conditions. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated. In general, our collaboration agreements, including our agreements with Endo Pharmaceuticals, Inc., Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation and NeuroSystec Corporation, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

Our agreement with Endo for the development and commercialization of our CHRONOGESIC product candidate in the U.S. and Canada can be terminated by Endo in January 2005 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product candidate by January 1, 2005. Due to the delay in our CHRONOGESIC program timeline as a result of our continued efforts to redesign the system to eliminate the premature shutdown problem, we will not commence such specified clinical trial by January 1, 2005, and Endo may elect to terminate the agreement.

If the agreements are terminated, our revenues will be reduced and our product candidates related to those agreements may not be commercialized. We have limited or no control over the resources that any collaborator may devote to our product candidates. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our product candidates based on such collaborations.

We may not have sufficient funds to redeem our outstanding convertible subordinated notes if required to do so, and the redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market (a “fundamental change”), we may be required to redeem all or part of the $60 million in outstanding principal, plus any accrued but unpaid interest on our outstanding convertible promissory notes. We may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2004, had an accumulated deficit of approximately $149.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. Our current product revenues are from the sale of the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, API. We do not expect the product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We may have difficulty raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our product candidates. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and facilities and to provide for the marketing and distribution of our product candidates. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	success in entering into collaboration agreements and meeting milestones under such agreements;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our product candidates;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our product candidates;

•	competing technological and market developments;

•	market acceptance of our product candidates; and

•	costs for recruiting and retaining employees and consultants.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs, and reduced revenues.

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

As of June 30, 2004, we had approximately $60.0 million in long-term convertible subordinated notes which mature in June 2008, $165,000 in non-current term loan obligations, $1.1 million in non-current bonds payable and $916,000 in other long-term liabilities. Our substantial indebtedness, which totals $62.1 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Delay in the approval of CHRONOGESIC, or other adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due. In addition, if the market price of our common stock on the due date of our notes is below the equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2004 we had cash and investments valued at approximately $73.8 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending June 30, 2004, was 216,942 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, manufacture, marketing and sale of our product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical systems. A product liability claim could also significantly harm our reputation and delay market acceptance of our product candidates.

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

Our limited operating history makes evaluating our stock difficult

Investors can only evaluate our business based on a limited operating history. We were incorporated in February 1998 and have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel. This short history may not be adequate to enable investors to fully assess our ability to successfully develop our product candidates, achieve market acceptance of our product candidates and respond to competition. Furthermore, we anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery, and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates and to fund operating losses to be incurred in the next several years.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our CHRONOGESIC product candidate and our SABER-based post-operative pain product candidate. Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2004, we held 21 issued U.S. patents and 11 issued foreign patents. In addition, we have 39 pending U.S. patent applications and have filed 47 patent applications under the Patent Cooperation Treaty, from which 90 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third party vendors to perform blood plasma assays in connection with our clinical trials and quality control services related to components of our DUROS-based pharmaceutical systems, and to supply us with molded rubber components of our DUROS-based pharmaceutical systems. In the past, we relied on a third party contract manufacturer to perform the final manufacturing steps of our CHRONOGESIC product candidate, and we may need or choose to rely on a third party manufacturer again. See “We may not be able to manufacture sufficient quantities of our product candidates to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a product candidate due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product candidate, the original term of which expires in September 2004 but will be renewed for successive one year renewal terms unless terminated by either party upon one year’s prior written notice. Other than this agreement, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We will not control sales and distribution for our pharmaceutical systems

In November 2002, we entered into an agreement with Endo Pharmaceuticals, Inc. related to the promotion and distribution of our CHRONOGESIC product candidate in the U.S. and Canada once it is approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation and NeuroSystec Corporation under which we will collaborate with these companies to develop select pharmaceutical system product candidates and such third parties will have the right to promote and distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. See “Management’s Discussion and Analysis or Financial Condition and Results of Operations—Overview.” These agreements make us dependent on third parties to sell and distribute our pharmaceutical systems. These third parties may have similar or more established relationships with our competitors, which may reduce their interest in selling our products. In addition, these third parties may terminate these agreements under specified conditions provided in these agreements. Other than these agreements with third party companies, we have yet to establish marketing, sales or distribution capabilities for our pharmaceutical system product candidates.

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

Some of our product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. CHRONOGESIC, Remoxy and other product candidates we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our products containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our products containing controlled substances.

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

The market for our product candidates is new, rapidly changing and competitive, and new products or technologies developed by others could impair our ability to grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

We are a new enterprise and are engaged in the development of novel therapeutic technologies. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our product candidates. Our competitors may develop products that are safer, more effective or less costly than our product candidates and, therefore, present a serious competitive threat to our product offerings.

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our product candidates even if commercialized. Chronic pain can also be treated by oral medication, transdermal drug delivery systems, such as drug patches, or with other implantable drug delivery devices. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since we started manufacturing and selling biodegradable polymers through our subsidiary Absorbable Polymers International Corporation (API). Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA’s prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new product candidates using

DUROS technology in such field. In order to maintain commercialization rights for our products on a worldwide basis, we must diligently develop our product candidates, procure required regulatory approvals and commercialize the product candidates in selected major market countries. If we fail to meet commercialization diligence requirements, we may lose rights for products in some or all countries, including the U.S. These rights would revert to ALZA, which could then develop DUROS-based pharmaceutical products in such countries itself or license others to do so. In addition, in the event that our rights terminate with respect to any product or country, or this agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all of our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize these products, subject to the payment of a royalty to us based on the net sales of the products by ALZA.

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

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer in March 2000. If ALZA or its commercialization partner, Bayer, fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our product candidates. In addition, if any third-party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards, including proposed changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2004, approximately 62% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 9% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2004 by year of maturity (dollars in thousands):

	2004	2005	2006	Total
Cash equivalents:
Fixed rate	$6,396	$—	$—	$6,396
Average fixed rate	0.72%	—	—	0.72%
Variable rate	$964	—	—	$964
Average variable rate	0.8%	—	—	0.8%
Short-term investments:
Fixed rate	$14,211	$7,593	—	$21,804
Average fixed rate	2.83%	2.66%	—	2.76%
Variable rate	$22,350	—	—	$22,350
Average variable rate	1.39%	—	—	1.39%
Long-term investments:
Fixed rate	$—	$6,081	$13,150	$19,231
Average fixed rate	—	3.49%	2.53%	2.85%

Restricted investments:
Fixed rate	$2,782	—	—	$2,782
Average fixed rate	0.88%	—	—	0.88%
Total investment securities	$46,703	$13,674	$13,150	$73,527

Average rate	1.63%	3.02%	2.53%	2.09%

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 3, 2004, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2007:

Felix Theeuwes	(43,528,016 votes for, 323,503 votes withheld)
Albert L. Zesiger	(39,349,413 votes for, 4,502,106 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 (43,655,652 votes in favor, 147,607 votes opposed, 21,260 votes abstaining).

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004.

10.39*	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004.

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment requested with respect to portions of this Exhibit

(b) Durect Corporation filed a report on Form 8-K on April 22, 2004 announcing the Company’s financial results for the three months period ended March 31, 2004.

DURECT Corporation filed a report on Form 8-K on June 21, 2004 announcing an exclusive agreement with NeuroSystec Corporation to develop treatments for certain inner ear disorders including Tinnitus.

DURECT Corporation filed a report on Form 8-K on July 6, 2004 announcing positive clinical results with the Company’s ORADUR™ sustained release oral gel-cap technology.

Durect Corporation filed a report on Form 8-K on July 21, 2004 announcing the Company’s financial results for the three months period ended June 30, 2004 and an update on its development programs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ THOMAS A. SCHRECK
Thomas A. Schreck
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2004

By:	/s/ JIAN LI
Jian Li
Vice President, Finance and Corporate Controller

Date: August 4, 2004