Form 10-Q
period 2004-09-30
DURECT CORP
filed 2004-11-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 51,802,765 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Product revenue, net	$1,776	$1,723	$4,901	$4,945
Collaborative research and development and other revenue	1,589	1,227	4,929	3,786

Total revenues	3,365	2,950	9,830	8,731

Operating expenses:
Cost of revenues	685	711	2,117	1,840
Research and development	6,571	5,366	18,020	16,220
Selling, general and administrative	2,262	2,141	6,825	6,603
Amortization of intangible assets	303	339	946	1,009
Stock-based compensation(1)	8	(122)	178	(141)

Total operating expenses	9,829	8,435	28,086	25,531

Loss from operations	(6,464)	(5,485)	(18,256)	(16,800)
Other income (expense):
Interest income	326	123	919	732
Interest expense	(1,122)	(1,068)	(3,346)	(1,371)

Net other expense	(796)	(945)	(2,427)	(639)

Net loss	$(7,260)	$(6,430)	$(20,683)	$(17,439)

Net loss per common share, basic and diluted	$(0.14)	$(0.13)	$(0.40)	$(0.35)

Shares used in computing basic and diluted net loss per share	51,670	50,624	51,397	50,347

(1) Stock-based compensation related to the following:
Cost of revenues	$—	$3	$1	$14
Research and development	3	34	156	(225)
Selling, general and administrative	5	(159)	21	70

	$8	$(122)	$178	$(141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,245	$21,203
Short-term investments	31,043	39,511
Accounts receivable, net of allowance of $95 and $141, respectively	2,512	1,968
Inventories	1,841	1,902
Prepaid expenses and other current assets	1,280	1,480

Total current assets	54,921	66,064
Property and equipment, net	7,189	9,316
Goodwill	6,399	6,399
Intangible assets, net	2,048	2,994
Long-term investments	17,268	21,334
Restricted investments	2,788	3,119
Other long-term assets	2,779	3,181

Total assets	$93,392	$112,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,052	$616
Accrued liabilities	2,380	2,618
Contract research liability	657	987
Accrued liabilities to related party	—	17
Interest payable on convertible notes	1,104	167
Deferred revenue	548	146
Term loan and lease obligation, current portion	293	283
Bonds payable, current portion	180	180

Total current liabilities	6,214	5,014
Term loan and lease obligation, noncurrent portion	133	307
Bonds payable, noncurrent portion	1,065	1,065
Convertible subordinated notes	60,000	60,000
Other long-term liabilities	660	906
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 51,803 and 51,163 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5	5
Additional paid-in capital	195,923	194,968
Notes receivable from stockholders	—	(50)
Deferred compensation	(7)	(59)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(184)	(15)
Accumulated deficit	(156,937)	(136,254)

Total stockholders’ equity	25,320	45,115

Total liabilities and stockholders’ equity	$93,392	$112,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(20,683)	$(17,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,789	2,562
Amortization	946	1,199
Non-cash charges related to stock-based compensation	178	(141)
Changes in assets and liabilities:
Accounts receivable	(544)	(572)
Inventories	61	114
Prepaid expenses and other assets	602	272
Accounts payable	436	(33)
Accrued liabilities and other long-term liabilities	(251)	544
Contract research liability	(330)	(90)
Interest payable on convertible notes	937	1,073
Deferred revenue	402	(617)

Total adjustments	5,226	4,311

Net cash and cash equivalents used in operating activities	(15,457)	(13,128)

Cash flows from investing activities
Purchases of equipment	(613)	(439)
Purchases of available-for-sale securities	(42,051)	(90,334)
Proceeds from maturities of available-for-sale securities	54,747	58,443

Net cash and cash equivalents provided by (used in) investing activities	12,083	(32,330)

Cash flows from financing activities
Payments on equipment financing obligations	(1)	(613)
Payment of notes payable	—	(51)
Payments on term loan	(213)	(189)
Net proceeds from term loan	—	850
Net proceeds from issuance of convertible subordinated notes	—	56,700
Net proceeds from issuances of common stock through exercise of options and warrants	580	341
Proceeds from notes receivable from stockholders	50	306

Net cash and cash equivalents provided by financing activities	416	57,344

Net increase/(decrease) in cash and cash equivalents	(2,958)	11,886
Cash and cash equivalents, beginning of the period	21,203	14,089

Cash and cash equivalents, end of the period	$18,245	$25,975

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,938	$345

Issuance of stock for acquisition of APT	$250	$1,053

Net tangible assets acquired from APT	$—	$254

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies for the treatment of chronic diseases and conditions with its proprietary drug formulations and delivery platform technologies. The Company has several product candidates under development by itself and with third party collaborators in the areas of pain and other chronic diseases and disorders. The Company also manufactures and sells osmotic pumps used in laboratory research. In addition, the Company conducts research and development of pharmaceutical product candidates with third party pharmaceutical and biotechnology company partners.

Absorbable Polymers International Corporation (API), formally known as Birmingham Polymers, Inc., a wholly owned subsidiary of the Company, develops and manufactures biodegradable polymers for third party pharmaceutical and biotechnology companies for use in their products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2004, the operating results for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$191	$212
Work in process	592	542
Finished goods	1,058	1,148

Total inventories	$1,841	$1,902

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss—as reported	$(7,260)	$(6,430)	$(20,683)	$(17,439)
Add: Stock-based employee compensation expense included in reported net loss	3	(116)	(12)	(230)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(770)	(417)	(2,020)	(1,831)

Pro forma net loss	$(8,027)	$(6,963)	$(22,715)	$(19,500)

Net loss per share:
Basic and diluted—as reported	$(0.14)	$(0.13)	$(0.40)	$(0.35)

Basic and diluted—pro forma	$(0.16)	$(0.14)	$(0.44)	$(0.39)

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

Comprehensive Loss

The Company’s comprehensive losses, which include unrealized gains and losses on the Company’s available-for-sale securities, for the three months ended September 30, 2004 and 2003, were $7.1 million and $6.4 million, respectively, compared to its net losses of $7.3 million and $6.4 million, respectively. The Company’s comprehensive losses for the nine months ended September 30, 2004 and 2003 were $20.9 million and $17.5 million respectively, compared to its net losses of $20.7 million and $17.4 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(7,260)	$(6,430)	$(20,683)	$(17,439)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	51,670	50,805	51,416	50,580
Less: weighted-average shares subject to repurchase	—	(181)	(19)	(233)

Weighted-average shares used in computing basic and diluted net loss per share	51,670	50,624	51,397	50,347

Basic and diluted net loss per share	$(0.14)	$(0.13)	$(0.40)	$(0.35)

The computation of diluted net loss per share for the three months ended September 30, 2004 excludes the impact of options to purchase 7.2 million shares of common stock, warrants to purchase 1.0 million shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2004 excludes the impact of options to purchase 7.1 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended September 30, 2003 excludes the impact of options to purchase 6.0 million shares of common stock, warrants to purchase 1.0 million shares of common stock, and 18.6 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.1 million shares of common stock, and 7.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

Recent Accounting Pronouncements

In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after September 15, 2004. The Company does not believe that adoption of the disclosure requirements under the interim consensus would have had a significant impact on the carrying value of its investments at September 30, 2004.

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment - An Amendment of FASB Statements No. 123 and 95 (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently assessing the potential impact of adopting FAS 123R, including evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted or recommended in the final rules. The adoption of FAS 123R could result in the Company recording material charges related to employee stock-based compensation in future periods.

Note 2. Acquisition of APT

In August 2004, the Company issued an aggregate of 184,910 shares of our common stock, valued at $250,000, at the first anniversary of the closing of the merger to former shareholders of APT (Absorbable Polymers Technologies, Inc.) pursuant to the merger agreement signed in August 2003.

Note 3. Agreements

Agreement with Endo Pharmaceuticals

In January 2004, the Company amended its agreement with Endo Pharmaceuticals Inc. (Endo) relating to the development and commercialization of the CHRONOGESIC product candidate in the U.S. and Canada. Prior to the amendment, in addition to other specified termination rights provided to both parties, the agreement provided Endo with a right to terminate the agreement in the event that the Company had not commenced a specified clinical trial for the CHRONOGESIC product candidate by December 31, 2003 and an additional right to terminate the agreement in the event that the Company had not commenced such clinical trial by June 30, 2004. As part of the amendment, Endo’s first right to terminate was eliminated and the second termination right was amended to replace the June 30, 2004 date with January 1, 2005. In addition, the parties agreed, under the amendment, to change the cap of the aggregate amount of development costs (excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign) that Endo would be responsible for during the period commencing January 1, 2004 until the earlier of January 1, 2005 or the commencement of a specified clinical trial to $250,000.

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

Note 4. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,484)	$1,116
Patents	466	(302)	164
Other intangibles	3,260	(2,492)	768

Total	$7,326	$(5,278)	$2,048

	December 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,991)	$1,609
Patents	466	(252)	214
Other intangibles	3,260	(2,089)	1,171

Total	$7,326	$(4,332)	$2,994

Intangible assets subject to amortization at September 30, 2004 totaled $2.0 million, which the Company expects will be amortized as follows: $303,000 in the three months ending December 31, 2004, $1,210,000 in 2005, $424,000 in 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2003. In 2003, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 5. Operating Lease

In September 2004, the Company leased additional office and lab space in Pelham, Alabama, under a noncancelable operating lease, which expires in September 2009 and has one option to extend the lease term for 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

DURECT Corporation is pioneering the treatment of chronic diseases and conditions by developing and commercializing pharmaceutical systems to deliver the right drug to the right site in the right amount at the right time. These capabilities can enable new drug therapies or optimize existing ones based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We focus on the treatment of chronic diseases including pain and the development of pharmaceutical product candidates incorporating biotechnology agents. We may also choose to develop product candidates for acute indications, such as our SABER-based post-operative pain product candidate, to the extent it makes strategic sense to do so. We and our collaborative development partners are developing these pharmaceutical system product candidates based on our solid foundation of the following proprietary drug delivery technology platforms: SABER™, ORADUR™ (formerly referred to as SABER™ oral gel cap), DURIN™, MICRODUR™, transdermal delivery system and DUROS®. The following are our most advanced product candidates in development:

SABER-based Post-Operative Pain Depot

Our post-operative pain relief depot product candidate is a sustained release injectible using our SABER™ delivery system and bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectible) or oral route. This product candidate is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic.

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

In the first nine months of 2004, we formulated our SABER post-operative pain relief depot product candidate with higher drug loadings in preparation for additional clinical trials. We also commenced formulating different compositions for different clinical settings.

NOTE: SABER™, DURIN™, MICRODUR™, ORADUR™, CHRONOGESIC® and ALZET® are trademarks of DURECT Corporation. LACTEL® is a trademark of Absorbable Polymers International Corporation (formerly Birmingham Polymers, Inc.), a wholly owned subsidiary of DURECT Corporation. Remoxy™ is a trademark of Pain Therapeutics, Inc. DUROS® is a trademark of ALZA Corporation, a Johnson & Johnson company. Other referenced trademarks belong to their respective owners.

We initiated a Phase II clinical study for our post-operative pain relief depot (SABER-bupivacaine) in October 2004. We anticipate that the trial will enroll approximately 60 patients, with an option to enroll an additional approximately 30 patients. The Phase II trial will be a dose escalation study, conducted in three parts. All parts of the trial will be conducted in Australia as an open label study for the treatment of pain in patients following repair of inguinal hernia. Patients will be administered with SABER-bupivacaine at the completion of surgery, and the trial will evaluate the safety and efficacy of the treatment. The primary end points for the trial will include a pharmacokinetic evaluation of plasma bupivacaine levels, time to first supplemental analgesic, analysis of the sum of pain intensity and analysis of total pain relief. The information on dose response collected in this study will be used in future Phase III trials designed to demonstrate the safety and efficacy of the SABER-bupivacaine product candidate.

Transdermal Sufentanil Pain Product candidate

During the first nine months of 2004, we conducted research and development activities on a new transdermal sufentanil pain product candidate. Our transdermal sufentanil product candidate is intended to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. Further, we anticipate that the small size of our sufentanil patch (less than 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients.

We announced the initiation of a Phase I clinical trial for our transdermal sufentanil product candidate in October 2004. The trial consists of a pharmacokinetic study in normal, healthy volunteers in Europe. The objectives of the clinical study are to determine the safety and tolerability of our transdermal sufentanil patch as well as to evaluate the pharmacokinetics of sufentanil following transdermal administration.

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

The first product candidate being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone that utilizes our ORADUR technology and which is targeted to decrease the potential for oxycodone abuse. Pain Therapeutics, Inc. began Phase I clinical testing of the Remoxy product candidate in January 2004 and announced positive Phase I pharmacokinetics and anti-abuse clinical results for Remoxy in July 2004. Pain Therapeutics has announced that it has received FDA clearance to conduct clinical trials in the U.S. with this product candidate and that it plans to initiate Phase III studies for Remoxy by the end of 2004.

DURIN-based Alzheimer’s disease Treatment

In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager). Under the terms of the agreement, we will collaborate with Voyager to develop a product candidate using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. DURIN is our proprietary biodegradable polymeric implant drug delivery technology which can deliver a wide variety of drugs from several weeks to six months or more. The agreement also provides Voyager with the right to commercialize the product developed under the agreement on a worldwide basis once such product candidate obtains regulatory approval. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales.

In 2004, we continued to make progress with Voyager on the development of a DURIN-based treatment for Alzheimer’s disease. During the first nine months of 2004, Voyager completed an interim analysis of a proof of concept clinical study that supported advancing the DURIN-based product candidate further in development. Voyager is currently conducting two proof of concept clinical studies utilizing the intended active agent. Voyager plans to initiate Phase I clinical studies on the DURIN-based product candidate by the end of 2004.

CHRONOGESIC (sufentanil) Pain Therapy System

CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil, an opioid medication, for an extended duration. This product candidate is intended to treat chronic pain, and is based on the DUROS implant technology for which we hold an exclusive license from ALZA Corporation, a Johnson & Johnson company, to develop and commercialize products in selected fields. We commenced research and development of the product candidate in 1998, and during1998 through 2002, completed a Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product candidate. We also completed construction of a pilot aseptic manufacturing facility designed to manufacture the CHRONOGESIC product candidate for our Phase III clinical trials and to meet initial commercial demand for our product candidate if approved by the FDA.

In 2002, we announced positive results of our pilot Phase III clinical trial, validated our aseptic manufacturing facility and used the facility to manufacture clinical supplies for our initial pivotal Phase III clinical trial. We also conducted animal toxicological studies and other development activities that are necessary to support regulatory approval of the product candidate in the U.S. and abroad. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product candidate in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process changes to the CHRONOGESIC product candidate to permit terminal sterilization of the product candidate and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a number of units utilizing the previous system design. Since October 2002 to present, our development activities with respect to the CHRONOGESIC product candidate have focused on the redesign of the delivery system to prevent the premature shutdown of the system. Although we have explored and tested a number of alternate system designs, to date, we have not completed the design of a system where the premature shutdown has been eliminated. We continue to work to address this premature shutdown, and we will not resume any clinical trials for the product candidate until the system design is completed. We do not expect to resume clinical trials for the CHRONOGESIC product candidate in 2004.

In November 2002, we entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals Holdings Inc. (Endo) under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product candidate for the U.S. and Canada. In January 2004, we amended the agreement to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product candidate. In connection with the execution of the agreement, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product candidate’s design and development. For the period commencing January 1, 2004 until January 1, 2005, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product candidate in the U.S. and Canada, excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign, up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2005, unless the agreement is terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product candidate upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product candidate in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product candidate. We will share profits from the commercialization of the product candidate in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product candidate. Based on our projected financial performance of the product candidate in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product candidate, if approved, will be approximately 50%. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo starting in January 2005 in the event we have not commenced a specified clinical trial by January 1, 2005 provided that Endo provides us written notice of termination prior to January 31, 2005. Due to the delay in our program timeline as a result of our continued efforts to redesign the system to eliminate the premature shutdown problem, we will not commence such specified clinical trial by January 1, 2005 and Endo may elect to terminate this agreement. See “Factors that May Affect Future Results—Our near-term revenues depend on collaborations agreements with other companies which may be terminated under specified conditions. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.”

Other Product candidates In Development

In addition to the above mentioned product candidates, we continue to research and develop other product candidates for the treatment of chronic diseases using our platform technologies.

Collaborative Agreements

In order to rapidly identify and fund additional product opportunities, we may enter into agreements with various companies who wish to explore the feasibility of combining their drugs with our drug delivery technologies to develop product candidates. In addition, we may enter into agreements with companies who wish to collaborate on the development and commercialization of our existing product candidates in development. Under these collaborative agreements, we perform research and development activities to develop product candidates utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our collaborators. Depending on the agreement, we may also have royalty, distribution, or other rights once product candidates are commercialized under the agreement. To date, we have entered into such arrangements with Pain Therapeutics, Voyager and Endo as discussed above. In addition, during the second quarter of 2004, we announced an exclusive license agreement for NeuroSystec Corporation to develop, market and sell product candidates for the treatment of certain inner ear disorders including chronic tinnitus (ringing in the ears) based on our technologies. The first product candidate is currently in pre-clinical development. We will receive certain milestone payments related to the development and commercialization of product candidates, if approved, under this agreement, as well as royalties based on product sales. In connection with the agreement, we received equity constituting a minority ownership interest in NeuroSystec. We intend to enter into additional collaborative arrangements in the future.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2004, we had an accumulated deficit of $156.9 million and our net losses were $20.7 million and $17.4 million for the nine months ended September 30, 2004 and 2003, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect our general and administrative expenses to increase modestly in the near future in light of the additional cost of corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through September 30, 2004. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three and nine months ended September 30, 2004 and 2003

Revenues. Net revenues were $3.4 million and $9.8 million in the three and nine months ended September 30, 2004, respectively, compared to $3.0 million and $8.7 million for the corresponding periods in 2003. The increase in total revenues for the three and nine months ended September 30, 2004 was primarily attributable to higher collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation and other strategic partners.

Net product revenues were $1.8 million and $4.9 million in the three and nine months ended September 30, 2004, respectively, compared to $1.7 million and $4.9 million for the corresponding periods in 2003. Revenues from our existing product lines in the three months and nine months ended September 30, 2004, have been comparable to the corresponding periods in 2003.

We also recognize revenues from collaborative research and development activities and service contracts. We recorded $1.5 million and $4.5 million of collaborative research and development revenue for the three and nine months ended September 30, 2004, respectively, compared to $1.2 million and $3.8 million for the corresponding periods in 2003. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential product candidates using our drug delivery technologies. Other revenue from service contracts was $96,000 and $391,000 for the three and nine months ended September 30, 2004 and none for the same periods in 2003. The service contract revenues were related to certain polymer related service contracts API signed with various customers. Other license revenue was $5,000 and $74,000 for the three months and nine months ended September 30, 2004 compared with none for the same periods in 2003. The license revenue was recognized in connection with our agreement with NeuroSystec Corporation.

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

Cost of revenues. Cost of revenues decreased to $685,000 for the three months ended September 30, 2004 from $711,000 for the corresponding period in 2003. Cost of revenues increased to $2.1 million for the nine months ended September 30, 2004 from $1.8 million for the corresponding period in 2003. Cost of revenues includes cost of product revenue and, to a lesser extent, cost of contracts services provided by us. The decrease in the cost of revenues in three months ended September 30, 2004 was primarily due to increased manufacturing efficiencies and product mix in our commercial product lines. The increase in the cost of revenues in nine months ended September 30, 2004 was primarily due to increased cost of service revenue in the first nine months of 2004 compared with the corresponding period in 2003.

Cost of revenues associated with product revenue decreased to $618,000 and $1.8 million for the three and nine months ended September 30, 2004, respectively, from $711,000 and $1.8 million for the corresponding periods in 2003 as a result of an increase in manufacturing efficiencies and product mix in our commercial product lines. Cost of service revenues were $67,000 and $325,000 for the three and nine months ended September 30, 2004, respectively, compared with none for the same periods of 2003. As of September 30, 2004, we had 21 manufacturing employees compared with 20 as of the corresponding date in 2003.

Research and Development. Research and development expenses increased to $6.6 million and $18.0 million for the three and nine months ended September 30, 2004, respectively, from $5.4 million and $16.2 million for the corresponding periods in 2003. The increases were primarily attributable to higher development costs related to our SABER post-operative pain product candidate, transdermal sufentanil pain product candidate, CHRONOGESIC and other partnered product candidates in development. As of September 30, 2004, we had 63 research and development employees compared with 64 as of the corresponding date in 2003. We expect research and development expenses to increase in the near future as we conduct clinical trials for our SABER post-operative pain depot product candidate and transdermal sufentanil pain product candidate and continue product development efforts for other product candidates.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.3 million and $6.8 million for the three and nine months ended September 30, 2004, respectively, from $2.1 million and $6.6 million for the corresponding periods in 2003. The increases in expenses in the three and nine months ended September 30, 2004 primarily resulted from higher internal and external expenses to comply with the Sarbanes-Oxley Act, including approximately $300,000 for outside professional services during the nine months ended September 30, 2004. As of September 30, 2004, we had 33 selling, general and administrative personnel compared with 33 as of the corresponding date in 2003. We expect selling, general and administrative expenses to increase modestly in light of the additional cost of corporate governance requirements in the near future even though we strive to conserve cash and leverage our existing infrastructure to support our current business activities.

Amortization of intangible assets. Amortization of intangible assets was $303,000 and $339,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization of intangible assets was $946,000 and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. The amortization of intangible assets decreased as certain intangible assets were fully amortized in the quarter ended June 30, 2004. We continue to amortize the rest of the existing intangible assets at a constant rate over their estimated useful lives.

The net amount of other intangible assets at September 30, 2004 was $2.0 million, which will be amortized as follows: $303,000 for the three months ending December 31, 2004, $1.2 million for the year ending December 31, 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three and nine months ended September 30, 2004, we recorded $3,000 and ($12,000) of employee stock-based compensation, compared with ($116,000) and ($230,000) recorded for the corresponding periods in 2003. Of these amounts, employee stock-based compensation related to the following: cost of revenues of none and $1,000 for the three and nine months ended September 30, 2004, and $3,000 and $14,000 for the corresponding periods in 2003; research and development expenses of $1,000 and ($25,000) for the three and nine months ended September 30, 2004, compared with $40,000 and ($314,000) for the corresponding periods in 2003; and selling, general and administrative expenses of $2,000 and $12,000 in the three and nine months ended September 30, 2004, compared with ($159,000) and $70,000 for the corresponding periods in 2003.

Non-employee stock compensation related to research and development expenses was $2,000 and $181,000 for the three and nine months ended September 30, 2004, compared with ($6,000) and $89,000 for the corresponding periods in 2003. Non-employee stock compensation related to selling, general and administrative expenses was $3,000 and $9,000 for the three and nine months ended September 30, 2004, compared with none in the corresponding periods in 2003. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at September 30, 2004 was $7,000, which will be amortized as follows: $3,000 for the three months ending December 31, 2004 and $4,000 for the year ending December 31, 2005. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated and require reversal of previously recognized stock-based compensation.

Other Income (Expense). Interest income increased to $326,000 and $919,000 for the three and nine months ended September 30, 2004, respectively, from $123,000 and $732,000 for each of the corresponding periods in 2003. The increase in interest income was primarily attributable to higher average outstanding investment balances and higher yields on debt security investments. Interest expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2004, respectively, and $1.1 million and $1.4 million for the corresponding periods in 2003. The interest expense for the three months ended September 30, 2004 is comparable to the corresponding period in 2003. The increase in interest expense for the nine months ended September 30, 2004 compared to the corresponding period in 2003 was primarily due to interest expense on the $60.0 million convertible notes we issued in June and July of 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents, and investments totaling $69.3 million at September 30, 2004 compared to $85.2 million at December 31, 2003. These figures include $2.8 million and $3.1 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2004 and December 31, 2003, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2004 was primarily the result of ongoing operating expenses, partially offset by payments received from customers and our strategic partners.

Working capital was $48.7 million and $61.1 million at September 30, 2004 and December 31, 2003, respectively. The decrease was primarily attributable to expenditures related to our research and development efforts and selling, general and administrative expenses.

We used $15.5 million of cash for operations for the nine months ended September 30, 2004 compared to $13.1 million for the corresponding period in 2003. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to a higher operating expenses in the nine months ended September 30, 2004 compared to the same period in 2003.

We received $12.1 million of cash in investing activities for the nine months ended September 30, 2004 compared to a net use of $32.3 million for the corresponding period in 2003. The increase in cash provided by investing activities was primarily due to the decreased purchases of available for sale securities and the maturities of investments during the nine months ended September 30, 2004.

We received $416,000 of cash from financing activities for the nine months ended September 30, 2004 compared to a receipt of $57.3 million for the corresponding period in 2003. In the nine months ended September 30, 2004, cash received from financing activities was primarily due to proceeds from exercises of stock options and notes receivable from stockholders, offset by payments on the term loan. In the nine months ended September 30, 2003, cash received from financing activities was primarily due to net proceeds of approximately $56.7 million aggregate principal amount of convertible notes due 2008, a term loan of $850,000 issued in January 2003, proceeds from notes receivable from stockholders and exercises of stock options, offset by a final payment on the previous equipment loan and other notes payable.

In August 2004, we issued an aggregate of 184,910 shares of our common stock, valued at $250,000, at the first anniversary of the closing of the merger to former shareholders of APT (Absorbable Polymers Technologies, Inc.) pursuant to the merger agreement signed in August 2003.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time, and must pay a call premium if the bonds are called prior to November 2004. The call premium decreases annually from 1 1/2% in 2001 to 0% in November 2004. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2004, the remaining principal payments of the bonds were $1.25 million.

In April 2000, the Company issued a warrant to ALZA Corporation, a Johnson & Johnson company, to purchase 1,000,000 shares of the common stock at an exercise price of $12.00 per share as part of the consideration of the amendments to the development and commercialization agreement. This warrant expired in September 2004, which was the fourth anniversary after the warrant first became exercisable.

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

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Convertible subordinated notes (1)	$1,875	$3,750	$3,750	$3,750	$61,875	$—	$75,000
Long-term debt (1)	224	266	263	258	258	258	1,527
Term loan (1)	75	292	24	—	—	—	391
APT acquisition consideration payable (2)	—	250	500	—	—	—	750
Capital lease (1)	3	11	11	11	10	6	52
Operating lease obligations	674	2,700	1,827	1,244	1,257	270	7,972

Total contractual cash obligations	$2,851	$7,269	$6,375	$5,263	$63,400	$534	$85,692

Note	(1): Includes principal and interest payments
Note	(2): To be paid by our common stock or cash at our election

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

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our SABER-based post-operative pain depot, our sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate, and DURECT has limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our SABER-based post-operative pain depot product candidate, our sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate, CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. As of September 30, 2004, we have completed a Phase I clinical trial for our SABER-based post-operative pain depot product candidate, and Pain Therapeutics has completed a Phase I clinical trial for Remoxy, an oral oxycodone product candidate based on our ORADUR technology. In addition, in October 2004, we announced that we have initiated a Phase I clinical trial on a new proprietary sufentanil transdermal patch product candidate, and that we have initiated a Phase II clinical trial on our SABER-based post-operative pain depot. With respect to our CHRONOGESIC product candidate, as of September 30, 2004, we have completed an initial Phase I clinical trial using an external pump to test the safety of continuous chronic infusion of sufentanil, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial. We had previously anticipated resuming clinical trials with our CHRONOGESIC product candidate in the second half of 2004. However, in July 2004, we announced that we had learned recently from an animal study that we have not yet solved the pre-mature shutdown problem associated with the system. Therefore, based on this information, we will not be resuming clinical trials with our CHRONOGESIC product candidate in 2004. We continue to work to address this premature shutdown problem, and we will not resume any clinical trials until the system design is completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—CHRONOGESIC (sufentanil) Pain Therapy System.”

We are currently in the preclinical or research stages with respect to all our other product candidates under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our product candidates. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of product candidates in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. We may not be permitted to begin or continue our planned clinical trials for our potential product candidates. If our trials are permitted, our potential product candidates may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated that could delay commercialization of such product candidates and harm our business and financial conditions.

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

We may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our partners and ourselves at an acceptable cost, and we have limited manufacturing experience

We must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We have not yet completed development of the manufacturing process for any product candidates or components including our SABER-based post-operative pain depot, our sufentanil patch product candidate, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate. If we fail to timely complete the development of the manufacturing process for our product candidates, we will not be able to timely produce product for our clinical trials and commercialization. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply product or components under a number of our collaborative agreements with third party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third party partners.

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

If we are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our product candidates and those of our third party collaborators. We may also need or choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems or supply us with required components for our pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system product candidates to third parties which have not been approved by ALZA. If we cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on a third party, to perform the coating process for the manufacture of the ALZET product under a contract that expires in January 2008.

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our product candidates and result in failure to achieve anticipated revenues

The manufacture and marketing of our product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our product candidates in the U.S. or abroad. Before receiving approval or clearance to market a product in the U.S. or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.

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

Our near-term revenues depend on collaborations agreements with other companies which may be terminated under specified conditions. If we are unable to meet milestones under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated. In general, our collaboration agreements, including our agreements with Endo Pharmaceuticals, Inc., Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation and NeuroSystec Corporation, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

Our agreement with Endo for the development and commercialization of our CHRONOGESIC product candidate in the U.S. and Canada can be terminated by Endo starting in January 2005 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product candidate by January 1, 2005 provided that Endo provides us written notice of termination prior to January 31, 2005. Due to the delay in our CHRONOGESIC program timeline as a result of our continued efforts to redesign the system to eliminate the premature shutdown problem, we will not commence such specified clinical trial by January 1, 2005, and Endo may elect to terminate the agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced and our product candidates related to those agreements may not be commercialized.

We do not have or have limited control over the development, sales and distribution for our product candidates which are the subject of third party collaborative agreements

In November 2002, we entered into an agreement with Endo Pharmaceuticals, Inc. related to the promotion and distribution of our CHRONOGESIC product candidate in the U.S. and Canada once it is approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics, Inc., Voyager Pharmaceutical Corporation and NeuroSystec Corporation under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. See “Management’s Discussion and Analysis or Financial Condition and Results of Operations—Overview.” We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We have yet to establish any marketing, sales or distribution capabilities for our pharmaceutical system product candidates, and therefore are dependent on such third party companies to market, sell and distribute such product candidates.

We and our third party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third party collaborations may be unable to compete successfully against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

The failure of us or our third party collaborators to effectively develop, gain regulatory approval for sell and market our products will hurt our business and financial results.

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our pharmaceutical systems. In the past, we relied on a third party contract manufacturer to perform the final manufacturing steps of our CHRONOGESIC product candidate, and we anticipate that in the near future that we will need or choose to rely on a third party manufacturer to manufacture or perform manufacturing steps relating to our pharmaceutical systems or components. See “We may not be able to manufacture sufficient quantities of our product candidates to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including the CHRONOGESIC, Remoxy, sufentanil patch, post-operative pain and Alzheimer’s Disease product candidates) are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a product candidate due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product candidate, the original term of which ended in September 2004 but is automatically renewed for successive one year renewal terms unless terminated by either party upon one year’s prior written notice. Other than this agreement, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

We may not have sufficient funds to redeem our outstanding convertible subordinated notes if required to do so, and the redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market (a “fundamental change”), we may be required to redeem all or part of the $60 million in outstanding principal, plus any accrued but unpaid interest on our outstanding convertible promissory notes. We may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness. Any such default could cause us to seek to restructure our indebtedness or seek protection under applicable bankruptcy laws, either of which could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2004, had an accumulated deficit of approximately $156.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. Our current product revenues are from the sale of the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers through our wholly owned subsidiary, API. We do not expect these product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations

As of September 30, 2004, we had approximately $60.0 million in long-term convertible subordinated notes which mature in June 2008, $94,000 in non-current term loan obligations, $39,000 in non-current lease obligations, $1.1 million in non-current bonds payable and $660,000 in other long-term liabilities. Our substantial indebtedness, which totals $61.9 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2004 we had cash and investments valued at approximately $69.3 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending September 30, 2004, was 372,834 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

We may be required to obtain rights to certain drugs

Some of the pharmaceutical systems that we are currently developing require the use of proprietary drugs to which we do not have commercial rights. For example, our research collaboration with the University of Maastricht has demonstrated that the use of a proprietary angiogenic factor in a pharmaceutical system can lead to elevated local concentration of the angiogenic factor in the pericardial sac of the heart, resulting in physical changes, including the growth of new blood vessels. We do not currently have a license to develop or commercialize a product candidate containing such proprietary angiogenic factor.

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

Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our CHRONOGESIC product candidate, our sufentanil patch product candidate and our SABER-based post-operative pain product candidate. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

The successful commercialization of our product candidates will depend in part on the extent to which appropriate reimbursement levels for the cost of our product candidates and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly limiting payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

We may be sued by third parties which claim that our product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could harm our business or financial results:

•	cease selling, incorporating or using any of our product candidates that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our product candidates, which would be costly and time-consuming.

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2004, we held 23 issued U.S. patents and 11 issued foreign patents. In addition, we have 38 pending U.S. patent applications and have filed 46 patent applications under the Patent Cooperation Treaty, from which 92 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

If we or our third party collaborators are unable to train physicians to use our pharmaceutical systems to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of our pharmaceutical systems will require extensive training of numerous physicians on the proper and safe use of our products. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

Some of our product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. CHRONOGESIC, our sufentanil patch product candidate, Remoxy and other product candidates we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances.

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our product candidates even if commercialized. Chronic pain is currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, and implantable drug delivery devices which will be competitive with our product candidates. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2004, approximately 52% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 24% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2004 by year of maturity (dollars in thousands):

	2004	2005	2006	2007	Total
Cash equivalents:
Fixed rate	$15,698	$—	$—		$15,698
Average fixed rate	1.56%	—	—		1.56%
Variable rate	$744	—	—		$744
Average variable rate	1.11%	—	—		1.11%
Short-term investments:
Fixed rate	$6,262	$13,581	—		$19,843
Average fixed rate	2.78%	2.68%	—		2.71%
Variable rate	$11,200	—	—		$11,200
Average variable rate	1.79%	—	—		1.79%
Long-term investments:
Fixed rate	$—	$3,033	$13,181	$1,054	$17,268
Average fixed rate	—	3.39%	2.53%	5.50%	2.88%

Restricted investments:
Fixed rate	$2,788	—	—		$2,788
Average fixed rate	0.88%	—	—		0.88%
Total investment securities	$36,692	$16,614	$13,181	$1,054	$67,541

Average rate	1.72%	2.82%	2.53%	5.50%	2.23%

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

In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Quarterly Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2004, in connection with an Agreement and Plan of Merger among us, Birmingham Polymers, Inc. and Absorbable Polymer Technologies, Inc. we issued an aggregate of 184,910 shares of our common stock to James P. English and Charlotte P. English in consideration of the merger. The sales and issuances of securities in the transaction were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions which relied upon the exemption set forth in Section 4(2) of the Act, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits:

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004.

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ THOMAS A. SCHRECK
Thomas A. Schreck Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2004

By:	/S/ JIAN LI
Jian Li Vice President, Finance and Corporate Controller

Date: November 5, 2004