Form 10-K
period 2004-12-31
DURECT CORP
filed 2005-03-14
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $125,910,995 as of June 30, 2004 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 51,875,088 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2005 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business.

Overview

We are an emerging specialty pharmaceuticals systems company focused on the development of pharmaceutical systems based on the following proprietary drug delivery technology platforms: the SABER™ Delivery System (a patented and versatile depot injectable useful for protein and small molecule delivery), the TRANSDUR™ Delivery System (a proprietary transdermal technology), the ORADUR™ sustained release oral gel-cap technology (an oral sustained release technology with several potential abuse deterrent properties), the DURIN™ Biodegradable Implant (a biodegradable drug-loaded implant), the DUROS® System, (an osmotic implant technology licensed to us for specified fields from ALZA Corporation, a Johnson & Johnson Company) and the MICRODUR™ Biodegradable Microparticulates (a microspheres injectable system).

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

We focus on the treatment of chronic diseases and the development of pharmaceutical product candidates incorporating pharmaceutical or biotechnology agents. We may also choose to develop product candidates for acute indications, such as our SABER-based post-operative pain product candidate, to the extent it makes strategic sense to do so. In addition to developing our own proprietary products, we also partner with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. DURECT has five disclosed on-going development programs of which three are in collaboration with pharmaceutical partners. The following are our most advanced product candidates in development:

SABER-Bupivacaine

Our post-operative pain relief depot product candidate (SABER-bupivacaine) is a sustained release injectible using our SABER™ delivery system to deliver bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectible) or oral route. This product candidate is designed to be administered around a surgical site after surgery

NOTE: CHRONOGESIC®, ALZET®, SABER™, TRANSDUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

for post-operative pain relief and is intended to provide local analgesia for up to three days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic. We initiated the Phase II program for this product candidate in October 2004.

TRANSDUR-Sufentanil

Our transdermal sufentanil product candidate (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication, to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. We commenced the Phase II program for this product candidate in February 2005. In March 2005, we entered into an agreement with Endo Pharmaceuticals Inc. (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-sufentanil in the U.S. and Canada.

ORADUR- Oxycodone (Remoxy™)

In December 2002, we entered into an agreement with Pain Therapeutics, Inc. (Pain Therapeutics) under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology. ORADUR is our SABER-based oral gel cap technology. Products based on the ORADUR technology can take the form of an easy to swallow gelatin capsule that provides controlled release of active ingredients for a period of from 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR technology may also have the added benefit of being less prone to abuse than other sustained release dosage forms on the market today. The first product candidate being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Pain Therapeutics began Phase III clinical studies for Remoxy in December 2004.

DURIN-Leuprolide

In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager) under which we granted Voyager the exclusive, worldwide right to develop and commercialize a product candidate using the DURIN implant system to deliver the peptide leuprolide to treat Alzheimer’s disease based on Voyager’s patented method of treatment. DURIN is our proprietary biodegradable polymeric implant drug delivery technology which can deliver a wide variety of drugs from several weeks to six months or more. Voyager completed enrollment of a Phase I pharmacokinetic trial in volunteers for this product candidate in January 2005.

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. This product candidate is intended to treat chronic pain, and is based on the DUROS System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for the CHRONOGESIC product candidate in the U.S. and Canada. To date, we have completed a Phase I clinical trial, a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product candidate. We are presently working to redesign the delivery system to address a premature shutdown of the system prior to end of the intended drug delivery period that we have observed in a small fraction of units. We have stopped all clinical testing of the product candidate and will not resume clinical testing until the system design is completed.

We are also currently researching and developing additional pharmaceutical systems in a variety of therapeutic areas, including chronic pain, central nervous system disorders and cardiovascular disease based on our proprietary drug delivery platform technologies.

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

The Drug Delivery Industry.    In the last thirty years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the drug itself. However, drug delivery products on the market today can still be improved, for example, by providing reduced abuse potential, targeted delivery to minimize system effects and longer delivery durations where useful. Furthermore, traditional drug delivery products are generally not capable of administering biotechnology agents such as proteins, peptides and genes.

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

•	The Right Drug: By precisely controlling the dosage or targeting delivery to a specific site, we can expand the therapeutic use of compounds that otherwise would be too potent to be administered systemically, do not remain in the body long enough to be effective, or have significant side effects when administered systemically. This flexibility allows us to work with a variety of drug candidates including small molecules, proteins, peptides or genes.

•	The Right Place: In addition to enabling systemic delivery, if advantageous for the therapy, with precise placement of our proprietary catheters or biodegradable drug delivery formulations, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminate many side effects caused by delivery of drug to unintended sites in the body, and reduce the total amount of drug administered to the body.

•	The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, from days to up to one year, without the fluctuations in drug levels associated with conventional pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

•	The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited to deliver drug for the right period of time for the intended indication, whether for hours or days for acute indications or months or years for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or oral dosage forms that create short-term effects.

DURECT Pharmaceutical Systems Technology

DURECT’s pharmaceutical systems combine technology innovations from the drug delivery and medical device industries with proprietary pharmaceutical and biotechnology drug formulations. These capabilities can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes. We currently have six major technology platforms:

The SABER Delivery System

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

We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of the drug. When the high viscosity SAIB is formulated with drug, a biocompatible solvent and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the solvent diffuses away, leaving a viscous depot. Depending on how it is formulated, the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from 1 day to 3 months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

•	Peptide/Protein Delivery — The chemical nature of the SABER system tends to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that the SABER system is well suited as a platform for biotechnology therapeutics based on proteins and peptides.

•	Less Burst — Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (a so called “burst”). Animal studies have shown that injectables based on the SABER technology can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies.

•	High Drug Concentration — Drug concentration in a SABER formulation can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

•	Ease of Administration — Prior to injection, SABER formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of SABER formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

•	Strong Patent Protection — The SABER system, SABER-like materials, and various applications of this technology to pharmaceuticals, medical devices and drug delivery are covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

•	Ease of Manufacture — Compared to microspheres and other polymer-based controlled release injectable systems, SABER is readily manufacturable at low cost.

The SABER Technology is the basis of our injectable post-operative pain relief depot product candidate currently under Phase II clinical testing. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for our transdermal sufentanil patch product candidate currently under Phase II testing, which we have licensed to Endo in the U.S. and Canada.

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology (previously referred to as SABER oral gel cap technology) can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. ORADUR-based products can be manufactured by a simple process using conventional methods making them readily scalable. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse resistant oral products. The ORADUR Technology is the basis of Remoxy™, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse currently under Phase III clinical testing by Pain Therapeutics.

The DURIN Biodegradeable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our Lactel® brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. DURECT is researching and developing products based on the DURIN technology for a variety of chronic disease applications. The DURIN technology is the basis of DURIN-Leuprolide, our product candidate for the treatment of Alzheimer’s disease currently under clinical testing by Voyager.

The DUROS Technology

The DUROS system is a miniature drug-dispensing pump made out of titanium which can be as small as a wooden matchstick. We have licensed the DUROS system for specified fields of use from ALZA Corporation, a Johnson & Johnson Company, pursuant to a development and commercialization agreement entered into effective April 1998. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the Food and Drug Administration’s approval in March 2000 of ALZA’s VIADUR® product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically as in our CHRONOGESIC product, the DUROS system is placed just under the skin, for example in the inner side of the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office. To deliver drug to a specific site, we are developing proprietary miniaturized catheter technology that can be attached to the DUROS system to direct the flow of drug directly to a target organ, tissue or synthetic medical structure, such as a graft. The DUROS system is the basis of our CHRONOGESIC product candidate under development in collaboration with Endo in the U.S. and Canada.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biotechnology products, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, TRANSDUR, ORADUR, DURIN, DUROS and MICRODUR technology platforms may eliminate the need for multiple injections of these drugs. In addition, through the use of our proprietary miniature catheter technology or by precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Expand Our Technology Platforms.    Beyond our core technology platforms, we will continue to develop, license and acquire other technologies consistent with our objective of delivering the right drug to the right place in the right amount at the right time. For example, through our April 2001 acquisition of Southern BioSystems, Inc. (SBS), we acquired an experienced team of specialists and patented technologies in the field of controlled release injectables, implants, microspheres and biodegradable polymers. This acquisition, along with our internal development activities, has increased the breadth and depth of our technology platforms. We expect to continue to license or acquire technology that will complement our core capabilities.

Enable Product Development Through Strategic Partnerships.    We believe that selective partnering of our product development programs can enhance the success of our product development and commercialization, diversify our product portfolio and enable us to better manage our operating costs. We currently have the following significant product collaborations with third party companies:

•	Pain Therapeutics Inc. In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis selected long-acting oral opioid products using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. We are responsible for formulation development, supply of selected raw materials and other specified tasks. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause.

•	Voyager Pharmaceutical Corporation. In July 2002, we entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, we will collaborate with Voyager to develop a product using our DURIN technology to provide a sustained release therapy based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. We are responsible for preclinical development, product manufacture and other specified tasks. We will receive payments upon the achievement of certain development and regulatory milestones, payments for research and development expenditures, as well as royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by Voyager without cause.

•

Endo Pharmaceuticals Inc. (CHRONOGESIC).    In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of our CHRONOGESIC product for the U.S. and Canada. The agreement was amended in January 2004 and again in November 2004 to take into account the delay in the CHRONOGESIC development program due to DURECT’s implementation of necessary design and manufacturing enhancements to the product candidate. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product’s design and development. For the period commencing January 1, 2004 until the earlier of January 1, 2006 or the commencement of a specified clinical trial, Endo will fund 25% of the ongoing development costs for the CHRONOGESIC product in the U.S. and Canada excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign, up to an aggregate amount of $250,000 for the period. Commencing on January 1, 2006 or, if earlier, the commencement of a specified clinical trial for the CHRONOGESIC product, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of the CHRONOGESIC product. We will share profits from the commercialization of the product in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on our projected financial performance of the product in the U.S. and Canada, we anticipate that our share of such profits from commercialization of the product will be approximately 50%. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo in January 2006 in the event we have not commenced a specified clinical trial by January 1, 2006.

•	Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil). On March 10, 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. We will perform all formulation development for Endo unless we default on such obligations and we will be reimbursed for our fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada. Endo will pay us an upfront fee of $10 million, with additional payments of up to approximately $35 million in the aggregate based upon achievement of predetermined regulatory and commercial milestones. Endo will also pay us product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. We have the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, we will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination. We have the right to terminate the agreement in the event that Endo pursues directly or indirectly any proceeding seeking to have any of our TRANSDUR-Sufentanil related patents revoked or declared invalid, unpatentable or unenforceable.

•	NeuroSystec Corporation. In May 2004, we entered into an exclusive license agreement with NeuroSystec Corporation (NeuroSystec) under which we granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first product candidate is currently in pre-clinical development. We are responsible for formulation development of product candidates utilizing our drug delivery platforms and manufacture and supply of product components consisting of our drug delivery platforms. We will receive certain milestone payments related to the development and commercialization of products under this agreement, as well as royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by NeuroSystec without cause. In connection with the agreement, we received equity constituting a minority ownership interest in NeuroSystec.

In 2004, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 29% and 18% of our total revenues. In 2003, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 24% and 10% of our total revenues. We expect to continue to partner select product development activities when it is advantageous to DURECT from a financial and risk management perspective.

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic disease areas including pain, cardiovascular disease, CNS disorders and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product	Partner	Technology Platform	Stage
Post Operative Pain	• Controlled Release Injection of Local Anesthetic	• No	• SABER	• Phase II
Chronic Pain	• Transdermal sufentanil	• Yes	• TRANSDUR	• Phase II
Chronic Pain	• Oral controlled release opioid (Remoxy)	• Yes	• ORADUR	• Phase III
Alzheimer’s Disease	• Controlled Release Implant	• Yes	• DURIN	• Phase I
Chronic Pain	• Systemic sufentanil (CHRONOGESIC)	• Yes	• DUROS	• Phase II/III
Central Nervous System Disorders	• Various	• No	• SABER/DUROS/DURIN	• Preclinical/Research Stages
Cardiovascular Disorders	• Various	• No	• SABER/DUROS/DURIN	• Research Stage

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as pain lasting 6 months or longer, is a significant problem associated with chronic diseases, including cancer and various neurological and skeletal disorders. Chronic nonmalignant pain affects as many as 34 million Americans annually. In addition, the National Cancer Institute estimates that 8.4 million Americans alive today have a history of cancer. About 1.2 million new cancer cases are expected to be diagnosed annually, and about 50%-70% of cancer patients experience chronic pain during the course of the disease. Sales of opioids for the treatment of malignant and nonmalignant pain exceed $4.0 billion.

Development Strategy.    We are developing three product candidates for the chronic pain market: our proprietary TRANDUR transdermal sufentanil patch, a transdermal patch that is intended to provide sufentanil for a period of seven days from a single application, an ORADUR-based oral oxycodone product candidate intended to decrease the potential of oxycodone abuse in collaboration with Pain Therapeutics and the CHRONOGESIC (sufentanil) Pain Therapy System, a subcutaneous, implantable DUROS-based system that delivers sufentanil systemically at a constant rate for 3 months in collaboration with Endo Pharmaceuticals.

TRANSDUR-Sufentanil Patch

Our transdermal sufentanil patch under development is based on our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of sufentanil for up to seven days from a single application, as compared to the three days of relief provided by currently available opioid patches. Sufentanil is an off-patent, highly potent opioid that is currently used in hospitals as an analgesic. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) and longer duration of delivery may offer improved convenience for patients. Worldwide sales for DURAGESIC®, a leading transdermal fentanyl product, exceeded $2.1 billion in 2004. In 2004, we initiated a Phase I clinical trial to determine the pharmacokinetics of our transdermal sufentanil patch product in normal, healthy volunteers in Europe. The objectives of the clinical study are to determine the safety and tolerability of our transdermal sufentanil patch as well as evaluate the pharmacokinetics of sufentanil following transdermal administration. In February 2005, based on the results of our Phase I trial that showed good safety, tolerability and drug release for up to 7 days, we initiated the first clinical trial in our Phase II program. The objectives of the Phase II program are to evaluate the pharmacokinetics, efficacy, and safety of repetitive applications of our sufentanil patch in chronic pain patients for a period of up to four weeks. We anticipate that we will complete Phase II trials for the product candidate in the second half of 2005. In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-sufentanil in the U.S. and Canada. We will receive an initial payment of $10 million, plus additional milestone payments upon the achievement of specified development milestones and royalties based on sale of TRANSDUR-sufentanil upon commercialization in the U.S. and Canada.

ORADUR-Oxycodone (Remoxy)

Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin®, a brand name narcotic painkiller with annual sales exceeding $1.9 billion. We will receive from Pain Therapeutics milestone payments upon the achievement of specified development milestones and royalties on based on sale of Remoxy upon commercialization anywhere in the world. Pain Therapeutics began Phase III clinical testing of the Remoxy product candidate in December 2004.

CHRONOGESIC

Our CHRONOGESIC product candidate, based on the DUROS technology, is intended for patients with chronic pain that is stable and opioid responsive and results from a variety of causes. The product candidate consists of a small titanium pump, about the size of a match stick, which is implanted under the skin of a patient in a simple out-patient procedure. Once implanted, the product candidate is designed to delivery sufentanil for period of up to 3 months from a single application. If approved for marketing and sale, this product will provide an alternative to current therapies for the treatment of chronic pain such as pills and patches, as well as providing the potential advantages of physician controlled dosing, improved patient compliance and convenience and reduced potential for opioid abuse. We will develop a family of dosage strengths, tailored to meet market needs. Our CHRONOGESIC product candidate is being developed for the U.S. and Canadian markets in collaboration with Endo Pharmaceutics, to which we have granted exclusive commercialization rights pursuant to a development, commercialization and supply license agreement entered into effective November 2002. We will receive from Endo milestone payments upon the achievement of specified development milestones and royalties on based on sale of CHRONOGESIC upon commercialization in the U.S. and Canada.

We have completed an initial Phase I clinical trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for our CHRONOGESIC product candidate. We initiated our first pivotal Phase III clinical trial for the CHRONOGESIC product candidate in June 2002. In August 2002, the FDA requested that we delay enrolling new patients in our Phase III clinical trial initiated in June 2002 until the clinical trial protocol is revised and approved by the FDA to provide for additional patient monitoring and data collection. These requested protocol changes were not in response to any observed patient safety or adverse event. We subsequently discontinued all patients from the clinical trial at our discretion in September 2002. Independently from the FDA’s request for protocol changes, in October 2002, we started to implement manufacturing process enhancements to the CHRONOGESIC product to permit terminal sterilization of the product and system design enhancements to prevent a premature shutdown in the delivery of drug prior to the end of the intended 3-month delivery period which was observed in a small fraction of units utilizing the previous system design. We are presently working to redesign the delivery system to address the premature shutdown of the system prior to end of the intended drug delivery period. We have stopped all clinical testing of the product candidate and will not resume clinical testing until the system design is completed.

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

Development Strategy.    We are developing a sustained-release formulation of bupivacaine, a local anesthetic using our SABER delivery system for the treatment of post surgical pain. The physician would administer this product at the time of surgery. Placed in the tissues immediately adjacent to the surgical site, this formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, and hence minimal side effects. The duration of local delivery of the anesthetic by the product is expected to be a few days, which we believe coincides with the typical timeline by which post surgical pain resolves in most patients.

In October 2004, we initiated a Phase II clinical study for SABER bupivacaine, our post-operative pain relief depot. This product candidate is a sustained release injectable designed to provide up to 72 hours of post-surgical pain relief and is based on our patented SABER delivery system. We anticipate that the trial will enroll approximately 60 patients, with an option to enroll an additional 30 patients. The Phase II trial is a dose escalation study, conducted in three cohorts, for the treatment of pain in patients following repair of inguinal hernia. Patients are administered SABER-Bupivacaine at the completion of surgery, and the trial will be used to evaluate the safety and efficacy of the therapy. The study end points include a pharmacokinetic evaluation of plasma bupivacaine levels, time to first supplemental analgesic, total supplemental analgesics, and analysis of the sum of pain intensity and total pain relief. We completed dosing of the first cohort of the Phase II clinical in February 2005 and are presently actively enrolling patients in the second cohort of the trial. We intend to complete our on-going Phase II trial and announce the clinical results in the second half of 2005. We retain the full commercialization rights to this product candidate.

Alzheimer’s Disease

Market Opportunity.    Alzheimer’s disease is an incurable, neurodegenerative disorder that affects over 4 million Americans. This disease typically leads to progressive memory loss, impairments in behavior and language, and physical deterioration. The market potential for Alzheimer’s disease treatments is estimated to be in excess of $10 billion.

Development Strategy.    We are developing a product candidate for the treatment of Alzheimer’s disease in collaboration with Voyager to which we have licensed exclusive, worldwide development and commercialization rights under a development and license agreement entered into in July 2002. This product candidate uses our proprietary DURIN technology to provide sustained release of the peptide leuprolide acetate and is based on Voyager’s patented method of treatment of Alzheimer’s disease. In December 2004, the FDA accepted an Investigational New Drug Application and clinical protocol submitted by Voyager for the DURIN-Leuprolide product candidate. The trial consists of a pharmacokinetic study in normal, healthy volunteers, the objectives of which are to determine the safety and tolerability of the DURIN implant, as well as to evaluate the pharmacokinetic profile of the active agent (leuprolide acetate) following administration of the product candidate. Voyager completed enrollment of the clinical trial in January 2005. In 2005, Voyager plans to complete the on-going Phase I study with our DURIN-based product, complete its ongoing Phase II study in women with the active agent and complete an interim analysis of its ongoing Phase II study in men with the active agent. Based on the results of these three studies, Voyager plans to begin Phase III pivotal studies of the DURIN-Leuprolide Alzheimer’s product candidate during the second half of 2005. We will receive from Voyager milestone payments upon the achievement of specified development milestones and royalties based on sale of the resulting product upon commercialization anywhere in the world.

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

Development Strategy.    We are developing our platform technologies for systemic and targeted delivery of drugs to treat select CNS disorders.

We are conducting preclinical research on a SABER-based injectable controlled release product to deliver a potent antipsychotic agent systemically in a controlled fashion, with a goal to deliver medication for 30 days from a single injection. We also currently have research exploring the feasibility of targeted delivery of drugs directly to the central nervous system. We view our research as a proof-of-concept application of our drug delivery technologies to treat CNS disorders. Once we have demonstrated proof-of-concept, our long-term plan is to use our platform technologies with therapeutic agents to develop products for CNS disorders.

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

Commercial Businesses

ALZET

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

Polymer Supply

We currently design, develop and manufacture a wide range of standard and custom biodegradable polymers based on lactide, glycolide and caprolactone under the LACTEL® brand for pharmaceutical and medical device clients for use as raw materials in their products. These materials are manufactured and sold by us directly from our facility in Pelham, Alabama and are used by us and our third-party customers for a variety of controlled-release and medical-device applications, including several FDA-approved commercial products. Until December 31, 2004, this business was conducted by our wholly owned subsidiary, Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation. API was merged with and into DURECT on December 31, 2004.

Marketing and Sales

We intend to establish our own sales force when strategically or economically advantageous. Historically, we have established strategic distribution and marketing alliances for our pharmaceutical systems. We recognize that certain pharmaceutical companies have established sales organizations in markets we are targeting. By partnering, we plan to leverage these sales organizations to achieve greater market penetration for some of our products than we could on our own. Because our first products combine drugs for which medical data on efficacy and safety are available with a proven technology platform, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation.

We market and sell our ALZET product in the U.S. through a direct sales force, and we have a network of distributors for this product outside of the U.S.

Customers

A substantial portion of our product revenues is derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. Since our acquisition of the ALZET product line in April 2000, one customer accounted for 11% of our total revenue in 2002. We also receive revenue from collaborative research and development arrangements with our strategic partners.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. Our manufacturing facility in Cupertino is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical system product candidates under GMP, including SABER-Bupivacaine, TRANSDUR-sufentanil, Remoxy and CHRONOGESIC. We have recently made significant site improvements and equipment installations to upgrade and expand our manufacturing capabilities. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA and Pelham, AL. We manufacture our ALZET product in a leased facility located in Vacaville, California.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2004, we held 25 issued U.S. patents and 13 issued foreign patents. In addition, we have 35 pending U.S. patent applications and have filed 48 patent applications under the Patent Cooperation Treaty, from which 86 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil and China. Our patents expire at various dates starting in the year 2012.

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

Under this agreement, we have the right to subcontract to third parties product development activities including development of components of the DUROS system, provided that design of the DUROS system and other development activities relating to the DUROS system must be performed by ourselves or ALZA unless ALZA permits us to subcontract out such development. We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control.

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

In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock which was converted into 5,600,000 shares of our common stock concurrent with our initial public offering of common stock. As additional consideration, ALZA is entitled to receive a royalty on the net sales of products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive, excluding research and development funding, in an amount of 5% of such payment. In connection with the amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Our SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, CHRONOGESIC product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioid patches, and implantable and external infusion pumps which can be used for infusion of opioids. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, AstraZeneca, Arrow International, Tricumed and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Atrix, Genetronics, The Liposome Company, Focal, I-Flow and others. Although we have exclusivity with respect to our license of the DUROS technology in specific fields of therapy, ALZA is also a potential competitor with technologies other than DUROS.

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

Employees

As of February 28, 2005 we had 132 employees, including 75 in research and development, 21 in manufacturing and 36 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant.

The executive officers of DURECT Corporation and their ages as of February 28, 2005 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	67	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	48	President, Chief Executive Officer and Director
Thomas A. Schreck	47	Chief Financial Officer and Director
Jean I Liu	36	Senior Vice President and General Counsel
Paula Mendenhall, Ph.D.	61	Senior Vice President, Operations
Timothy S. Nelson	41	Senior Vice President, Business and Commercial Development
Su Il Yum, Ph.D.	65	Senior Vice President, Engineering
Tai Wah Chan, Ph.D.	60	Vice President, Pharmaceutical Research and Development
Steven Halladay, Ph.D.	57	Vice President, Clinical and Regulatory
Jian Li	34	Vice President, Finance and Corporate Controller

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

Paula Mendenhall, Ph.D. has served as our Senior Vice President of Operations since January 2005. Prior to joining DURECT, Dr. Mendenhall was an independent consultant for various pharmaceutical companies for in-house and outsourcing of pharmaceutical manufacturing, including development of manufacturing strategies and plans and development and training of personnel. From 1997 to 2000, Dr. Mendenhall served as Vice President, Group Vice President and President of Oread Pharmaceutical Manufacturing at Oread Inc. From 1979 to 1997, Dr. Mendenhall served in a variety of roles for Hoffmann-La Roche Inc./Syntex, including in the areas of manufacturing, quality assurance, finance, planning and facilities, as well as provided technical assistance and support to Syntex Global Operations for marketed products and new product launches. Dr. Mendenhall received a Pharm D. degree from the University of California, San Francisco, and is a member of the American Association of Pharmaceutical Scientists, the American Pharmaceutical Association and the Society of Cosmetic Chemists.

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

Dr. Su IL Yum, Ph.D. has served as our Senior Vice President, Engineering since December 2003. Previously, Dr. Yum served as our Vice President of Engineering from December 1999 to December 2003. Prior to joining DURECT, Dr. Yum served as Senior Technical Advisor at Amira Medical in Scotts Valley, California, where he participated in the development of a pain-free blood glucose detector called AtLast®. Prior to joining Amira, he held a number of senior positions in project management and engineering at Alza Corporation. Dr. Yum earned his Ph.D. degree in Chemical Engineering from the University of Minnesota, and completed a Post-doctoral research in Biomedical Engineering at the University of Utah. He has more than 40 scientific publications and is the holder of more than 60 U.S. and foreign patents. Dr. Yum is a Fellow of the AAPS.

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

Item 2.    Properties.

We are headquartered in Cupertino, California, where we lease approximately 30,000 square feet of space under a lease expiring in February 2009 with an option to extend for up to an additional five years. This facility contains both office and laboratory space and is also the site of the manufacturing facility we have constructed. In June 2001, we leased approximately 20,000 square feet of additional corporate office space in Cupertino, California, under a lease expiring in May 2006 with options to extend for up to an additional eight years. In December 2003, we leased approximately 20,000 square feet of additional corporate office and laboratory space in Cupertino, California, under a lease expiring in February 2009 with an option to extend for up to an additional five years. We also lease approximately 7,800 square feet of space in Vacaville, California, which contains manufacturing space for the ALZET product. Our lease of this facility expires in August 2005 with an option to extend for two years. In addition, we leased approximately 2,500 square feet of office and laboratory space in Birmingham, Alabama, under a lease which expires in April 2005 and leased approximately 9,400 square feet of office and laboratory space in Pelham, Alabama, under a lease expiring in September 2009 with one option to extend for five years. We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of                      Equity Securities

Price Range of Common Stock

Our common stock has been listed for quotation on the Nasdaq National Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

Fiscal 2003	High	Low
Quarter ended March 31, 2003	$2.31	$1.12
Quarter ended June 30, 2003	$4.00	$1.41
Quarter ended September 30, 2003	$3.55	$1.87
Quarter ended December 31, 2003	$3.99	$2.15

Fiscal 2004	High	Low
Quarter ended March 31, 2004	$3.49	$2.51
Quarter ended June 30, 2004	$4.23	$3.25
Quarter ended September 30, 2004	$3.36	$1.26
Quarter ended December 31, 2004	$3.45	$1.41

The closing sale price of the common stock as reported on the Nasdaq National Market on February 28, 2005 was $3.11 per share. As of that date there were approximately 203 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the twelve months ended December 31, 2004, we purchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
February 2004	1,250*	$1.00
*	Purchased from a departing employee pursuant to pre-existing contractual rights.

We have no publicly announced programs to repurchase shares of our common stock.

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue, net	$6,416	$6,691	$6,314	$6,166	$3,155
Collaborative research and development and other revenue	7,437	5,144	871	358	—

Total revenue	13,853	11,835	7,185	6,524	3,155

Operating expenses:
Cost of revenue	2,729	2,427	3,086	3,252	1,876
Research and development	24,231	20,935	29,535	24,472	12,669
Research and development—related party	2	13	19	98	666
Selling, general and administrative	9,747	8,498	10,970	8,779	4,874
Amortization of intangible assets	1,249	1,343	1,340	1,844	850
Stock-based compensation	204	(102)	1,204	3,451	5,043
Acquired in-process research and development	—	—	—	14,030	—

Total operating expenses	38,162	33,114	46,154	55,926	25,978

Loss from operations	(24,309)	(21,279)	(38,969)	(49,402)	(22,823)
Other income (expense):
Interest income	1,236	1,041	2,076	4,796	3,103
Interest expense and other	(4,546)	(2,460)	(280)	(322)	(131)

Net other income (expense)	(3,310)	(1,419)	1,796	4,474	2,972

Loss before income taxes	(27,619)	(22,698)	(37,173)	(44,928)	(19,851)
Income tax provision	18	—	—	—	—

Net loss	(27,637)	(22,698)	(37,173)	(44,928)	(19,851)
Accretion of cumulative dividends on Series B convertible preferred stock	—	—	—	—	972

Net loss attributable to common stockholders	$(27,637)	$(22,698)	$(37,173)	$(44,928)	$(20,823)

Basic and diluted net loss attributable to common stockholders per common share	$(0.54)	$(0.45)	$(0.77)	$(0.97)	$(1.22)
Shares used in computing basic and diluted net loss per share	51,507	50,510	48,318	46,414	17,120

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$61,813	$85,167	$48,268	$76,622	$106,084
Working capital	42,082	61,050	41,856	54,463	105,060
Total assets	85,468	112,407	72,971	104,943	120,612
Long-term liabilities, net of current portion	61,589	62,278	1,604	2,147	1,105
Stockholders’ equity	18,390	45,115	66,182	97,048	115,254

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, 2003, and 2002 should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and “Factors that May Affect Future Results” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” and similar expressions are forward looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are an emerging specialty pharmaceuticals systems company focused on the development of pharmaceutical systems based on the following proprietary drug delivery technology platforms: the SABER™ Delivery System (a patented and versatile depot injectable useful for protein and small molecule delivery), the TRANSDUR™ Delivery System (a proprietary transdermal technology), the ORADUR™ sustained release oral gel-cap technology (an oral sustained release technology with several potential abuse deterrent properties), the DURIN™ Biodegradable Implant (a biodegradable drug-loaded implant), the DUROS® System, (an osmotic implant technology licensed to us for specified fields from ALZA Corporation, a Johnson & Johnson Company) and the MICRODUR™ Biodegradable Microparticulates (a microspheres injectable system).

Collaborative Agreements

In order to rapidly identify and fund additional product opportunities, we may enter into agreements with various companies who wish to explore the feasibility of combining their drugs with our drug delivery technologies to develop product candidates. In addition, we may enter into agreements with companies who wish to collaborate on the development and commercialization of our existing product candidates in development. To date, we have entered into such arrangements with Pain Therapeutics, Voyager, Endo and NeuroSystec. Under these collaborative agreements, we perform research and development activities to develop product candidates utilizing our drug delivery technologies and recognize collaborative research and development revenue on reimbursement payments of expenses and milestone payments from our collaborators. Depending on the agreement, we may also have royalty, distribution, or other rights once product candidates are commercialized under the agreement.

In 2004, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 29% and 18% of our total revenues. In 2003, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 24% and 10% of our total revenues.

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET osmotic pumps for animal research use; and

•	LACTEL biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products. This product line was sold through our wholly-owned subsidiary API until it was merged with and into us as of December 31, 2004.

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

Since our inception in 1998, we have had a history of operating losses. At December 31, 2004, we had an accumulated deficit of $163.9 million and our net losses were $27.6 million, $22.7 million and $37.2 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect our general and administrative expenses to increase modestly in the near future in light of the additional cost of corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue related to research and development with our collaborators is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative and development research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Milestone and royalties payments, if any, are recognized as earned. Incorrect determination of qualified expenses could result in greater or lesser revenue being recorded.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through December 31, 2004. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2004 and 2003

Revenue.    Total revenues were $13.9 million in 2004 compared to $11.8 million in 2003. The increase in total revenue was primarily attributable to higher collaborative research and development and milestone revenue recognized from our agreements with Pain Therapeutics, Voyager Pharmaceutical Corporation and other strategic partners. A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our polymer products and ear catheter products.

Net product revenues were $6.4 million in 2004 compared to $6.7 million in 2003. The decrease was primarily due to a lower product revenue from our ALZET mini pump product line in 2004, partially offset by higher polymer revenue from our API biodegradable polymer product line. We ceased selling IntraEAR catheter products in September 2003 due to a change in business strategic focus. IntraEAR products comprised zero and $81,000 of net product revenue in 2004 and 2003, respectively.

We also recognize revenues from collaborative research and development activities, service contracts and to a lesser extent license activities. We recorded $6.9 million of collaborative research and development and milestone revenue in 2004 compared to $5.0 million in 2003. Collaborative research and development and milestone revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential product candidates using our drug delivery technologies and milestone payments upon achieving certain regulatory milestones under the collaboration agreements. The increase in collaborative research and development revenue in 2004 was primarily attributable to our increased development activities for Remoxy (collaboration with Pain Therapeutics) and DURIN-based Alzheimer’s disease product (collaboration with Voyager) compared with 2003. We recognized $1.0 million of milestone revenue in 2004 under the collaboration agreements with Pain Therapeutics and Voyager compared with none in 2003. We expect our collaborative research and development revenue to increase in the future years as we continue to increase our effort to develop partnered products with various strategic partners.

Other revenue from service contracts was $502,000 in 2004 compared to $149,000 in 2003. Service contract revenues were related to certain polymer related service contracts API signed with various customers. Other license revenue was $82,000 in 2004 compared with none in 2003. Our license revenue was recognized in connection with our agreement with NeuroSystec.

In 2004, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 29% and 18% of our total revenues. In 2003, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 24% and 10% of our total revenues.

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

Cost of revenue.    Cost of revenue increased to $2.7 million in 2004 from $2.4 million in 2003. Cost of revenue includes cost of product revenue and cost of contract services provided by us. The increase in cost of revenue was primarily due to increased cost of service revenue related to API service contracts in 2004. Cost of revenue associated with the product revenue was $2.3 million in both 2004 and in 2003. Cost of other revenue from service contracts increased to $407,000 in 2004 from $119,000 in 2003 due to higher manufacturing costs for additional service contracts we performed for API customers in 2004. As of December 31, 2004, we had 21 manufacturing employees compared with 20 as of the corresponding date in 2003. We expect cost of revenue to remain comparable in the future, as we do not expect product revenues and service contract revenues to increase significantly in the future.

Research and development.    Research and development expenses increased to $24.2 million in 2004 from $20.9 million in 2003. The increase was primarily attributable to higher development costs related to our SABER post-operative pain product candidate, transdermal sufentanil pain product candidate, CHRONOGESIC and other partnered product candidates in development. As of December 31, 2004, we had 72 research and development employees compared with 60 as of the corresponding date in 2003. We expect research and development expenses to increase in the near future as we continue to conduct clinical trials and toxicological studies for our SABER post-operative pain depot product candidate and transdermal sufentanil pain product candidate and continue product development efforts for other internal and partnered product candidates.

Selling, general and administrative.    Selling, general and administrative expenses increased to $9.7 million in 2004 from $8.5 million in 2003. The increase primarily resulted from higher internal and external expenses to comply with Section 404 of the Sarbanes-Oxley Act of approximately $700,000. As of December 31, 2004, we had 34 selling, general and administrative personnel compared with 31 as of the corresponding date in 2003. We expect selling, general and administrative expenses to increase modestly in the near future in light of the additional cost of corporate governance requirements.

Amortization of intangible assets.    Amortization of intangible assets was $1.2 million in 2004 compared with $1.3 million in 2003. The amortization of intangible assets decreased in 2004 as certain intangible assets were fully amortized in the quarter ended June 30, 2004. In 2004 and 2003, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of intangible assets at December 31, 2004 was $1.7 million, which will be amortized as follows: $1.2 million in the year of 2005, $424,000 in the year 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should other intangible assets become impaired, the Company will write them down to their estimated fair values.

Stock-based compensation.    Since inception, we have recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 that we recorded at the time of our acquisition of Southern BioSystems, Inc. (SBS) in April 2001 for the assumption of outstanding unvested stock options granted to employees and directors of that company. Of the total amount, we have amortized or reversed (due to employee terminations) approximately $11.2 million through December 31, 2004. Employee stock-based compensation expense, net of reversal, was ($15,000) in 2004 and ($276,000) in 2003. Of these amounts, employee stock compensation related to the following: cost of revenue of $1,000 in

2004 and $18,000 in 2003; research and development expenses of ($30,000) in 2004 and ($384,000) in 2003; and selling, general and administrative expenses of $14,000 in 2004 and $90,000 in 2003.

Total stock compensation expense related to modification of stock option terms was $5,000 in 2004 and $78,000 in 2003.

Total non-employee stock compensation was $214,000 in 2004 and $96,000 in 2003. Of these amounts, non-employee stock compensation related to the following: research and development expenses of $182,000 in 2004 and $96,000 in 2003 and selling, general and administrative expenses of $30,000 in 2004 and none in 2003. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining deferred employee stock compensation at December 31, 2004 was $4,000, which will be amortized as follows: $3,000 in 2005 and $1,000 in 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated.

Other income (expense).    Interest income increased to $1.2 million in 2004 from $1.0 million in 2003. The increase in interest income was primarily attributable to higher yields on cash and debt security investments. We expect interest income to decline as our average outstanding investment balances decline. The increase in interest expense to $4.5 million for 2004 from $2.5 million for 2003 was primarily due to interest expense incurred on the $60.0 million of convertible subordinated notes issued in June and July 2003. We expect interest expense to remain comparable in the near future as we continue to make interest payments on our convertible notes and to amortize the issuance costs to interest expenses.

Income taxes.    Income tax provision was $18,000 in 2004 due to state income taxes paid for API in 2004 compared with zero in 2003. Prior to 2004, we had no provision for income taxes, as we incurred losses for all periods presented. As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $132.3 million, which expire in the years 2018 through 2024 and federal research and development tax credits of approximately $1.6 million, which expire at various dates beginning in 2018 through 2024, if not utilized.

As of December 31, 2004, we had net operating loss carryforwards for state income tax purpose of approximately $71.1 million, which expire in the years 2008 through 2014 and state research and development tax credits of approximately $1.4 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2004 and 2003, we had net deferred tax assets of $57.0 million and $44.5 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

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

We also recognize a portion of our revenue from collaborative research and development activities and service contract revenue. We recorded $5.0 million of collaborative research and development revenue in 2003 compared to $507,000 in 2002. Collaborative research and development revenue represent reimbursement of qualified expenses related to the collaborative agreements we signed in 2002 with various corporate partners to research, develop and commercialize potential products using our drug delivery technologies. The increase in collaborative research and development revenue in 2003 was primarily attributable to our full year development activities in 2003 for Remoxy (collaboration with Pain Therapeutics) and DURIN-based Alzheimer’s disease product (collaboration with Voyager) under the agreements we signed with Pain Therapeutics in December 2002 and Voyager in July 2002. Total other revenue from service contracts was $149,000 in 2003 compared to $364,000 in 2002. The other revenues in 2003 were related to polymer service contracts provided by API, whereas the service contract revenues in 2002 were related to certain feasibility evaluation agreements.

In fiscal year 2003, revenues from our collaborative agreements with Pain Therapeutics and Voyager represented 24% and 10% of our total revenues. In the fiscal years 2003 and 2002, one Alzet customer accounted for 8% and 11% of our total revenues respectively.

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

Research and development.    Research and development expenses decreased to $20.9 million in 2003 from $29.5 million in 2002. The decrease was primarily attributable to the lower development costs related to CHRONOGESIC, offset by a slight increase in research and development expenses for our post-operative pain product and other direct expenses incurred under our collaborative agreements. The decrease in the research and development expenses also resulted from lower personnel expenses in 2003 compared with the same period of 2002. In the fourth quarter of 2002, we reduced our research and development workforce in order to conserve capital following the discontinuation of our pivotal Phase III clinical trial for CHRONOGESIC. As of December 31, 2003, we had 60 research and development employees compared with 79 as of the corresponding date in 2002.

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

Stock-based compensation.    Employee stock-based compensation expense, net of reversals, was ($198,000) in 2003 and $1.1 million in 2002. Of these amounts, employee stock compensation related to the following: cost of revenue of $18,000 in 2003 and $72,000 for 2002; research and development expenses of ($306,000) in 2003 and $490,000 in 2002; and selling, general and administrative expenses of $90,000 in 2003 and $507,000 for 2002.

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

Other income (expense).    Interest income decreased to $1.0 million in 2003 from $2.1 million in 2002. The decrease in interest income was primarily attributable to lower yields on debt security investments, partially offset by higher outstanding investment balances from the net issuance of our convertible subordinated notes. The increase in interest expense to $2.5 million for 2003 from $280,000 for 2002 was primarily due to interest expense incurred on the $60.0 million of convertible subordinated notes issued in June and July 2003.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $61.8 million, $85.2 million and $48.3 million at December 31, 2004, 2003, and 2002, respectively. This includes $2.8 million, $3.1 million and $2.9 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2004, 2003 and 2002 respectively, which serve as collateral for letters of credit securing a leased facility and Alabama State Industrial Development Bonds payments which was assumed by us as part of our acquisition of SBS (SBS Bonds). The letters of credit related to security deposit of the leased facility and the SBS bonds will expire in June 2006 and November 2009, respectively. From inception through the time of our initial public offering, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. We raised $84.0 million, net of issuance costs, through our sale of stock in our initial public offering in 2000. We received $56.7 million, net of issuance costs, through our issuance of $60.0 million aggregate principal amount of convertible subordinated notes due 2008 in June and July of 2003. The decrease in cash, cash equivalents and investments from 2003 to 2004 was primarily the result of increased operating and capital expenditures and interest payments for our convertible subordinated notes, offset by payments received from customers and collaborative partners. The increase in cash, cash equivalents and investments from 2002 to 2003 was primarily the result of receipt of net proceeds from issuance of the convertible subordinated notes and payments received from customers and collaborative partners, partially offset by ongoing operating expenses.

We expect to receive a $10 million upfront payment in April 2005 from Endo in connection with our March 2005 license agreement for our TRANSDUR-sufentanil product candidate.

Working capital was $42.1 million, $61.1 million and $41.9 million at December 31, 2004, 2003 and 2002, respectively. The decrease from 2003 to 2004 was primarily attributable to expenditures related to our research and development efforts in general, and purchases of certain long-term investments. The increase from 2002 to 2003 was primarily attributable to the net proceeds from $60.0 million convertible notes, offset by our operating expenditures related to our research and development efforts.

We used $22.2 million, $19.2 million and $31.3 million of cash for operations in the years ended December 31, 2004, 2003, and 2002, respectively. The increase in cash used in operating activities in 2004 compared to 2003 was primarily attributable to higher operating expenses related to our SABER post-operative pain product candidate, transdermal sufentanil pain product candidate, CHRONOGESIC and other partnered product candidates in development. The decrease in 2003 compared to 2002 was primarily due to the lower development expenses related to our CHRONOGESIC product and lower personnel related expenses in 2003 following the discontinuation of our pivotal Phase III clinical trial for CHRONOGESIC in 2002.

We received $20.8 million of cash from investing activities in the year ended December 31, 2004, compared with $30.9 million of cash used in investing activities in the year ended December 31, 2003 and $27.9 million of cash received from investing activities in the year ended December 31, 2002. In 2004, cash received from investing activities was primarily attributable to proceeds from maturities of investments, offset by purchases of investment. The decrease in cash provided by investing activities in 2003 compared to 2002 was primarily due to higher purchases of investments in 2003, including our investment of the net proceeds from the $60 million convertible notes in June and July of 2003.

We received $245,000, $57.3 million and $4.9 million of cash from financing activities in the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, offset by payments on a term loan and long term debt. In 2003, cash received from financing activities was primarily due to the net proceeds from our $60.0 million aggregate principal amount of convertible notes. In 2002, cash received related primarily to $5.0 million of proceeds from the sale of stock to Endo Pharmaceutical, a collaborative partner.

In August 2004, we issued an aggregate of 184,910 shares of our common stock, valued at $250,000, at the first anniversary of the closing of the merger to former shareholders of Absorbable Polymers Technologies, Inc. (APT) pursuant to the merger agreement signed in August 2003.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At December 31, 2004, the remaining principal payments of the bonds were $1.1 million.

We anticipate that cash used in operating activities will slightly decrease in the near future as we continue to research, develop, and manufacture our products through partnering activities and internal efforts, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows:

Contractual Obligations	2005	2006	2007	2008	2009	Total
Convertible subordinated notes (1)	$3,750	$3,750	$3,750	$61,875	$—	$73,125
Long-term debt (1)	266	263	258	258	258	1,303
Term loan (1)	292	24	—	—	—	316
APT acquisition consideration payable (2)	250	500	—	—	—	750
Capital lease (1)	11	11	11	10	6	49
Operating lease obligations	2,706	1,827	1,244	1,257	270	7,304

Total contractual cash obligations	$7,275	$6,375	$5,263	$63,400	$534	$82,847

Note (1): Includes principal and interest payments

Note (2): To be paid in our common stock or cash at our election

We also anticipate incurring capital expenditures of at least $2 million over the next 12 months to purchase research and development and manufacturing equipment. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our products and our collaborative research and development activities.

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

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued Statement No. 123 (revised 2004, or FAS 123R), “Share-Based Payment,” effective for annual or interim periods beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying FAS 123, outlined above in “Stock-Based Compensation” section of this note. We expect that our adoption of FAS 123R will have a material adverse impact on our consolidated results of operations and financial position.

Management’s Report on Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of the consolidated financial statements appears on or about page 56 of this Annual Report on Form 10-K and the report on the audit of internal control over financial reporting appears on or about page 57 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Factors that May Affect Future Results

In addition to the other information in this Form 10-K, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

We have not completed development of any of our pharmaceutical systems, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our SABER-based post-operative pain depot, our TRANSDUR sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate, and DURECT has limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our SABER-based post-operative pain depot product candidate, our TRANSDUR sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate, CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before they can be sold

Before we can obtain government approval to sell any of our pharmaceutical systems, we must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. The clinical development status of our most advanced programs is as follows:

•	SABER-Bupivacaine—Phase I trial completed and Phase II trial initiated. Dosing of first cohort of Phase II trial completed as of February 2005.

•	TRANSDUR-Sufentanil Patch—Dosing of Phase I trial completed and first trial of Phase II program initiated as of February 2005.

•	ORADUR-Oxycodone (Remoxy)—Phase I trial completed and Phase III program initiated by Pain Therapeutics.

•	DURIN-Leuprolide for Alzheimer’s disease—Phase I trial initiated by Voyager Pharmaceutical. Enrollment completed in Phase I trial as of January 2005.

•	CHRONOGESIC—Phase I, Phase II and Pilot Phase III completed. Redesigning the system to address premature shutdown problem and will resume clinical trials when system design is completed.

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

We and our third party collaborators may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost, and we have limited manufacturing experience

We or our third party collaborators to whom we have assigned such responsibility must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components including our SABER-based post-operative pain depot, our TRANSDUR sufentanil patch product candidate, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate. If we and our third party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply product or components under a number of our collaborative agreements with third party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third party partners.

Our manufacturing facility in Cupertino is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical system product candidates under GMP, including SABER-Bupivacaine, TRANSDUR-sufentanil, Remoxy and CHRONOGESIC. We have recently made significant site improvements and equipment installations to upgrade and expand our manufacturing capabilities. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

In order to manufacture clinical and commercial supplies of our pharmaceutical systems or components for our third party collaborators or ourselves, we must attain and maintain compliance with applicable federal, state and foreign regulatory standards relating to manufacture of pharmaceutical products which are rigorous, complex and subject to varying interpretations. Furthermore, our facilities will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to pass inspection with the applicable regulatory agencies or may be asked to undertake corrective measures which may be costly and cause delay.

If we and our third party collaborators, where relevant, are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our product candidates and those of our third party collaborators. We and our third party collaborators, where relevant, may also need or choose to subcontract with third party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system product candidates to third parties which have not been approved by ALZA. If we cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

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

Our near-term revenues depend on collaborations agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to our managing our operations. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics, Voyager and NeuroSystec, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

Our agreement with Endo for the development and commercialization of our CHRONOGESIC product candidate in the U.S. and Canada can be terminated by Endo starting in January 2006 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product candidate by January 1, 2006 provided that Endo provides us written notice of termination prior to January 31, 2006.

If any of our collaborative agreements are terminated, our revenues will be reduced and our product candidates related to those agreements may not be commercialized.

We do not have or have limited control over the development, sales and distribution for our product candidates which are the subject of third party collaborative or license agreements

We have yet to establish any marketing, sales or distribution capabilities for our pharmaceutical system product candidates, and therefore are dependent on such third party companies to market, sell and distribute such product candidates. We have entered into agreements with Endo related to the promotion and distribution of our CHRONOGESIC and TRANSDUR-Sufentanil product candidates in the U.S. and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Endo, Pain Therapeutics, Voyager and NeuroSystec under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. See “Item 1—Business—DURECT Strategy.” We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates.

We and our third party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third party collaborations may be unable to compete successfully against these other companies. We and our third party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including the SABER post-operative pain depot, the TRANSDUR sufentanil patch, Remoxy, the DURIN-based Alzheimer’s Disease product and the CHRONOGESIC product candidates) are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a product candidate due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements for our CHRONOGESIC product candidate, the term of which is subject to automatic renewal for one year terms unless terminated by either party upon one year’s prior written notice. Other than this agreement, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations

As of December 31, 2004, we had approximately $60.0 million in long-term convertible subordinated notes which mature in June 2008, $24,000 in non-current term loan obligations, $36,000 in non-current lease obligations, $875,000 in non-current bonds payable and $654,000 in other long-term liabilities. Our substantial indebtedness, which totals $61.6 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of December 31, 2004 we had cash and investments valued at approximately $61.8 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2004, had an accumulated deficit of approximately $163.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our products and do not expect to receive significant revenue in the near future. Our current product revenues are from the sale of the ALZET product we acquired in April 2000 from ALZA and the sale of biodegradable polymers. We do not expect these product revenues to increase significantly in future periods. We do not anticipate commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the twelve months ending December 31, 2004, was 312,374 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not develop or continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our SABER post-operative pain depot, TRANSDER sufentanil patch, Remoxy, DURIN-based Alzheimer’s disease and CHRONOGESIC product candidates. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 2004, we held 25 issued U.S. patents and 13 issued foreign patents. In addition, we have 35 pending U.S. patent applications and have filed 48 patent applications under the Patent Cooperation Treaty, from which 86 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

Some of our product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our TRANSDUR sufentanil patch, Remoxy and CHRONOGESIC product candidates and other product candidates we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances.

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

However, we will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our last review during the fourth quarter of 2004 and determined that goodwill was not impaired as of December 31, 2004. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

To date, we have recorded deferred compensation expenses related to stock options grants, including stock options assumed in our acquisition of SBS, which will be amortized through 2006. In addition, deferred compensation expense related to option awards to non-employees will be calculated during the vesting period of the option based on the then-current price of our common stock, which could result in significant charges that adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on sales of our DUROS-based products and which will also adversely impact or delay our profitability.

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

We are engaged in the development of novel therapeutic technologies. Our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our product candidates. Our competitors may develop products that are safer, more effective or less costly than our product candidates and, therefore, present a serious competitive threat to our product offerings.

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our product candidates even if commercialized. Chronic and post-operative pain are currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, and implantable drug delivery devices which will be competitive with our product candidates. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since we started manufacturing and selling biodegradable polymers. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances.

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

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer in March 2000. If ALZA or its commercialization partner, Bayer, fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our DUROS-based product candidates. In addition, if any third-party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations

Future changes in financial accounting standards, including proposed changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In December 2004, the FASB issued Statement No. 123 (revised 2004, or FAS 123R), “Share-Based Payment,” effective for annual or interim periods beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Our adoption will be applied on a modified prospective basis and measured and compensation expense will be recognized commencing on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying FAS 123, outlined above in “Stock-Based Compensation “ section of this note. We expect that our adoption of FAS 123R will have a material adverse impact on our consolidated results of operations and financial position.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2004, approximately 70% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 33% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2004 by year of maturity (dollars in thousands):

	2005	2006		2007	Total
Cash equivalents:
Fixed rate	$19,036	$		$—	$19,036
Average fixed rate	2.31%		—	—	2.31%
Variable rate	$19		—	—	$19
Average variable rate	1.08%		—	—	1.08%
Short-term investments:
Fixed rate	$19,515		$—	—	$19,515
Average fixed rate	1.72%		—	—	1.72%
Variable rate	$2,250		—	—	$2,250
Average variable rate	2.43%		—	—	2.43%
Long-term investments:
Fixed rate	$—		$15,176	$2,042	$17,218
Average fixed rate	—		2.35%	3.35%	2.48%
Restricted investments:
Fixed rate	$2,798		$—	$—	$2,798
Average fixed rate	0.88%				0.88%

Total investment securities	$43,618		$15,176	$2,042	$60,836

Average rate	1.79%		2.35%	3.35%	2.02%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2003 by year of maturity (dollars in thousands):

	2004	2005	2006	Total
Cash equivalents:
Fixed rate	$19,414	$—	$—	$19,414
Average fixed rate	1.13%	—	—	1.13%
Variable rate	$976	—	—	$976
Average variable rate	1.00%	—	—	1.00%
Short-term investments:
Fixed rate	$17,511	$—	—	$17,511
Average fixed rate	1.43%	—	—	1.43%
Variable rate	$22,000	—	—	$22,000
Average variable rate	1.21%	—	—	1.21%
Long-term investments:
Fixed rate	$—	$8,935	$12,399	$21,334
Average fixed rate	—	1.80%	2.43%	2.14%
Restricted investments:
Fixed rate	$3,119	$—	$—	$3,119
Average fixed rate	1.06%	—	—	1.06%

Total investment securities	$63,020	$8,935	$12,399	$84,354

Average rate	1.23%	1.80%	2.43%	1.51%

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DURECT Corporation

We have audited the accompanying consolidated balance sheets of DURECT Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) of the Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DURECT Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DURECT Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DURECT Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that DURECT Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DURECT Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DURECT Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2005

DURECT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2003
A S S E T S
Current assets:
Cash and cash equivalents	$20,032	$21,203
Short-term investments	21,765	39,511
Accounts receivable, net of allowances of $208 and $141, respectively	2,481	1,968
Inventories	1,929	1,902
Prepaid expenses and other current assets	1,364	1,480

Total current assets	47,571	66,064
Property and equipment, net	7,112	9,316
Goodwill	6,399	6,399
Intangible assets, net	1,745	2,994
Long-term investments	17,218	21,334
Restricted investments	2,798	3,119
Other long-term assets	2,625	3,181

Total assets	$85,468	$112,407

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,658	$616
Accrued liabilities	2,549	2,618
Contract research liability	554	987
Accrued liabilities to related party	—	17
Interest payable on convertible notes	167	167
Deferred revenue	78	146
Equipment financing obligations and term loan, current portion	293	283
Bonds payable, current portion	190	180

Total current liabilities	5,489	5,014
Equipment financing obligations and term loan, noncurrent portion	60	307
Bonds payable, noncurrent portion	875	1,065
Convertible subordinated notes	60,000	60,000
Other long-term liabilities	654	906

Commitments (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at December 31, 2004 and 2003 respectively; 51,870 and 51,163 shares issued and outstanding at December 31, 2004 and 2003, respectively	5	5
Additional paid-in capital	196,065	194,968
Notes receivable from stockholders	(37)	(50)
Deferred compensation	(4)	(59)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(268)	(15)
Accumulated deficit	(163,891)	(136,254)

Stockholders’ equity	18,390	45,115

Total liabilities and stockholders’ equity	$85,468	$112,407

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Product revenue, net	$6,416	$6,691	$6,314
Collaborative research and development and other revenue	7,437	5,144	871

Total revenue	13,853	11,835	7,185

Operating expenses:
Cost of revenue	2,729	2,427	3,086
Research and development	24,231	20,935	29,535
Research and development—related party	2	13	19
Selling, general and administrative	9,747	8,498	10,970
Amortization of intangible assets	1,249	1,343	1,340
Stock-based compensation(1)	204	(102)	1,204

Total operating expenses	38,162	33,114	46,154

Loss from operations	(24,309)	(21,279)	(38,969)
Other income (expense):
Interest income	1,236	1,041	2,076
Interest and other expense	(4,546)	(2,460)	(280)

Net other income (expense)	(3,310)	(1,419)	1,796

Loss before income taxes	(27,619)	(22,698)	(37,173)
Income tax provision	18	—	—

Net loss	$(27,637)	$(22,698)	$(37,173)

Net loss per common share, basic and diluted	$(0.54)	$(0.45)	$(0.77)

Shares used in computing basic and diluted net loss per share	51,507	50,510	48,318

(1)	Stock-based compensation related to the following:

Cost of revenue	$1	$18	$72
Research and development	157	(210)	622
Selling, general and administrative	46	90	510

	$204	$(102)	$1,204

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2001	48,758	$4	$189,396	$(597)	$(2,551)	$(13,480)	$659	$(76,383)	$97,048
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	251	—	579	—	—	—	—	—	579
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(100)	—	(47)	25	—	—	—	—	(22)
Repayment of notes receivable	—	—	—	103	—	—	—	—	103
Issuance of common stock to corporate partner for cash.	1,534	1	4,999	—	—	—	—	—	5,000
Amortization of deferred stock compensation	—	—	—	—	1,069	—	—	—	1,069
Reversal of deferred compensation related to cancelled employee stock options	—	—	(750)	—	750	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	135	—	—	—	—	—	135
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(557)	—	(557)
Net loss	—	—	—	—	—	—	—	(37,173)	(37,173)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(37,730)

Balance at December 31, 2002 (carried forward)	50,443	$5	$194,312	$(469)	$(732)	$(13,480)	$102	$(113,556)	$66,182

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2002 (carried forward)	50,443	$5	$194,312	$(469)	$(732)	$(13,480)	$102	$(113,556)	$66,182
Issuance of common stock upon exercise of stock options, warrants and purchases of ESPP shares	311	—	486	—	—	—	—	—	486
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(76)	—	(66)	66	—	—	—	—	—
Repayment of notes receivable	—	—	—	353	—	—	—	—	353
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	485	—	1,053	—	—	—	—	—	1,053
Issuance costs in connection with issuance of common stock to corporate partner for cash.	—	—	(42)	—	—	—	—	—	(42)
Amortization of deferred stock compensation	—	—	—	—	(276)	—	—	—	(276)
Stock compensation related to modifications of stock option terms	—	—	78	—	—	—	—	—	78
Reversal of deferred compensation related to cancelled employee stock options	—	—	(949)	—	949	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	96	—	—	—	—	—	96
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	—	—	(22,698)	(22,698)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(22,815)

Balance at December 31, 2003	51,163	5	194,968	(50)	(59)	(13,480)	(15)	(136,254)	45,115
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	510	—	662	—	—	—	—	—	662
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(1)	—	(1)	1	—	—	—	—	—
Repayment of notes receivable	—	—	—	49	—	—	—	—	49
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	185	—	250	—	—	—	—	—	250
Issuance of common stock to an employee for notes receivable.	13	—	37	(37)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	(15)	—	—	—	(15)
Stock compensation related to modifications of stock option terms	—	—	5	—	—	—	—	—	5
Reversal of deferred compensation related to cancelled employee stock options	—	—	(70)	—	70	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	214	—	—	—	—	—	214
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	—	(27,637)	(27,637)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(27,890)

Balance at December 31, 2004	51,870	$5	$196,065	$(37)	$(4)	$(13,480)	$(268)	$(163,891)	$18,390

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(27,637)	$(22,698)	$(37,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,391	3,402	2,979
Amortization	1,249	1,343	1,340
Noncash charges related to stock-based compensation	204	(102)	1,204
Changes in assets and liabilities:
Accounts receivable	(513)	(956)	(126)
Inventories	(27)	(47)	157
Prepaid expenses and other assets	672	233	735
Accounts payable	1,042	264	(1,651)
Accrued liabilities	(71)	91	(222)
Accrued liabilities to related party	(17)	—	2
Contract research liability	(433)	(141)	548
Interest payable on convertible notes	—	167	—
Deferred revenue	(68)	(802)	900

Total adjustments	5,429	3,452	5,866

Net cash and cash equivalents used in operating activities	(22,208)	(19,246)	(31,307)
Cash flows from investing activities
Purchase of property and equipment	(1,138)	(961)	(1,413)
Purchase of available-for-sale securities	(47,729)	(113,971)	(30,639)
Proceeds from maturities of available-for-sale securities	69,659	84,069	59,929
Payment for acquisition, net of cash acquired	—	(81)	—

Net cash and cash equivalents provided by (used in) investing activities	20,792	(30,944)	27,877

Cash flows from financing activities
Net proceeds from convertible subordinated notes	—	56,700	—
Proceeds from term loan	—	850	—
Payments on term loan and equipment financing obligations	(287)	(873)	(577)
Payment on long term debt	(180)	(170)	(160)
Net proceeds from issuances of common stock and stockholders’ notes	712	797	5,660

Net cash and cash equivalents provided by financing activities	245	57,304	4,923

Net increase (decrease) in cash and cash equivalents	(1,171)	7,114	1,493
Cash and cash equivalents at beginning of year	21,203	14,089	12,596

Cash and cash equivalents at end of year	$20,032	$21,203	$14,089

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$18	$—	$—

Cash paid during the year for interest	$3,874	$2,073	$294

Notes receivable issued in connection with exercise of stock options	$37	$—	$—

Issuance of common stock for acquisition of APT	$250	$1,053	$—

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

The Company also designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products. Until December 31, 2004, this business was conducted by the Company’s wholly owned subsidiary, Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation. API was merged with and into DURECT on December 31, 2004.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary existing as of the reported period. All significant intercompany accounts and transactions have been eliminated.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2004 and 2003, one customer accounted for 40% and 19% of the Company’s gross accounts receivable and another customer accounted for 26% and 8% of the Company’s gross accounts receivable, respectively.

Customer and Product Line Concentrations

A substantial portion of the Company’s revenue is derived from its ALZET product line, which accounted for 36%, 44% and 69% of total revenues in fiscal years 2004, 2003 and 2002. In fiscal years 2004, 2003 and 2002, one customer accounted for 5%, 8% and 11% of the Company’s revenues, respectively. Revenue by geographic region for the years 2004, 2003 and 2002 is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$11,928	$8,566	$5,085
Japan	705	940	782
Europe	754	1,899	711
Other	466	430	607

Total	$13,853	$11,835	$7,185

Revenues by geography is determined by the location of the customer.

In fiscal year 2004, Pain Therapeutics and Voyager accounted for 29% and 18% of our total revenues, respectively. In fiscal year 2003, Pain Therapeutics and Voyager accounted for 24% and 10% of the Company’s total revenues, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$175	$212
Work in-process	452	542
Finished goods	1,302	1,148

Total inventories	$1,929	$1,902

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

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2004, there have been no such impairment losses. The Company adopted the provisions of SFAS 144 effective January 1, 2002, prior to which the Company followed the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of.

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

At December 31, 2004, the company has five stock-based employee compensation plans, which are described more fully in Note 11. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in the statement of operations when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31
	2004	2003	2002
Net loss	$(27,637)	$(22,698)	$(37,173)
Add: Stock-based employee compensation expense included in reported net loss	(10)	(198)	1,070
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,017)	(2,211)	(5,337)

Pro forma net loss	$(30,664)	$(25,107)	$(41,440)

Net loss per share:
Basic and diluted—as reported	$(0.54)	$(0.45)	$(0.77)

Basic and diluted—pro forma	$(0.60)	$(0.50)	$(0.86)

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

Revenue related to research and development with the Company’s collaborators is recognized as the related research and development services are performed over the related funding periods for each agreement. The payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required level of effort during a specific period in comparison to funds received under the respective agreements. Milestone and royalties payments, if any, are recognized as earned.

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

Comprehensive Loss

Unrealized gains and losses on the Company’s available-for-sale securities are included in total comprehensive loss. For the year ended December 31, 2004, the Company’s total comprehensive loss was $27.9 million compared to its net loss of $27.6 million. For the year ended December 31, 2003, the Company’s total comprehensive loss was $22.8 million compared to its net loss of $22.7 million. For the year ended December 31, 2002, the Company’s total comprehensive loss was $37.7 million compared to its net loss of $37.2 million. The difference between net loss and comprehensive loss in all periods resulted from unrealized losses on available-for-sale investments.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares during the year subject to repurchase or held in escrow pursuant to an acquisition agreement. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock, convertible subordinated notes) outstanding during the year, if dilutive, using the treasury stock method for options and warrants and the if-converted method for convertible subordinated notes.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net loss	$(27,637)	$(22,698)	$(37,173)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	51,522	50,719	48,970
Less: weighted-average shares subject to repurchase or held in escrow	(15)	(209)	(652)

Weighted-average shares used in computing basic and diluted net loss per share	51,507	50,510	48,318

Basic and diluted net loss per share	$(0.54)	$(0.45)	$(0.77)

The computation of diluted net loss per share for the fiscal year ended December 31, 2004 excludes the impact of options to purchase 7.2 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2004, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2003 excludes the impact of options to purchase 5.9 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 10.3 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2003, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2002 excludes the impact of options to purchase 4.2 million shares of common stock and warrants to purchase 1.1 million shares of common stock, at December 31, 2002, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of good sold for all periods presented.

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued Statement No. 123 (revised 2004, or FAS 123R), “Share-Based Payment,” effective for annual or interim periods beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options and stock issued under our employee stock purchase plans. The Company will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. The Company’s adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of the Company’s adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying FAS 123, outlined above in “Stock-Based Compensation “ section of this note. The Company expects that the Company’s adoption of FAS 123R will have a material adverse impact on the Company’s consolidated results of operations and financial position.

2.    Strategic Agreements

Agreement with Endo Pharmaceuticals

In January 2004 and November 2004, the Company entered into two amendments to its agreement with Endo relating to the development and commercialization of the CHRONOGESIC product candidate in the U.S. and Canada. Prior to the amendments, in addition to other specified termination rights provided to both parties, the agreement provided Endo with a right to terminate the agreement in the event that the Company had not commenced a specified clinical trial for the CHRONOGESIC product candidate by December 31, 2003 and an additional right to terminate the agreement in the event that the Company had not commenced such clinical trial by June 30, 2004. As a result of the two amendments, Endo’s first right to terminate was eliminated and the second termination right was amended to replace the June 30, 2004 date with January 1, 2006. In addition, the parties agreed, under the amendments, to change the cap of the aggregate amount of development costs (excluding system redesign costs and pharmacokinetic trials necessitated by any system redesign) that Endo would be responsible for during the period commencing January 1, 2004 until the earlier of January 1, 2006 or the commencement of a specified clinical trial to $250,000.

Agreements with ALZA

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (ALZA) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with our initial public offering in 2000, to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of up-front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 1, 2002, the Company entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and the Company effective April 28, 1999 and April 14, 2000. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Under the amended agreement, the Company’s maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by the Company.

In the years ended December 31, 2004, 2003 and 2002, the Company incurred development expenses of $2,000, $13,000, and $19,000, respectively, for work performed by ALZA, of which $6,000, $13,000 and $24,000 was paid during the years ended December 31, 2004, 2003 and 2002, respectively.

Agreements with other strategic partners

The Company also is party to collaboration research and development agreements with Pain Therapeutics and Voyager to develop drugs combining with the Company’s proprietary drug delivery technologies. Under these collaborative research and development agreements, the strategic partners reimburse to the Company all or portion of the research and development expenses incurred by the Company in connection with these partnering programs. In addition, the company received an upfront payment of $900,000 from a strategic partner upon execution of the collaboration agreement in December 2002.

3.    Acquisition of Absorbable Polymer Technologies, Inc.

On August 15, 2003, the Company acquired Absorbable Polymer Technologies, Inc. (APT), a privately held Alabama Corporation pursuant to an Agreement and Plan of Merger among Durect Corporation, Birmingham Polymers, Inc. and APT (the (“Merger Agreement”) for a total cost of approximately $2.2 million including the transaction cost of approximately $100,000. In connection with the acquisition, we issued an aggregate of 485,122 shares of our common stock, valued at $1.1 million and agreed to pay the remaining purchase consideration of $250,000, $250,000 and $500,000, respectively, through the issuance of additional shares of our common stock or cash in connection with the first, second and third anniversaries of the closing of the merger.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2004, the Company issued an aggregate of 184,910 shares of our common stock, valued at $250,000, at the first anniversary of the closing of the merger to former shareholders of APT pursuant to the Merger Agreement. The remaining purchase price consideration to be paid by the Company was $750,000 as of December 31, 2004.

4.    Goodwill and Intangible Assets

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,647)	$953
Patents	466	(319)	147
Other intangible assets	3,260	(2,615)	645

Total	$7,326	$(5,581)	$1,745

	December 31, 2003
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(1,991)	$1,609
Patents	466	(252)	214
Other intangible assets	3,260	(2,089)	1,171

Total	$7,326	$(4,332)	$2,994

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2004 was $1.7 million, which will be amortized as follows: $1.2 million in the year 2005, $424,000 in the year 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2004. On January 1, 2002, the Company adopted SFAS 142 and ceased amortizing goodwill. In addition, the Company reclassified the remaining balance of $855,000 of assembled workforce to goodwill. The Company also began periodically evaluating goodwill for impairment. In

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 and 2003, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2004 and 2003, the fair market value of the Company’s convertible notes was $74.6 million and $57.6 million, respectively, compared with the carrying value of $60.0 million. The fair market value was obtained through quoted market prices.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$19	$—	$—	$19
Certificates of deposit	1,414	—	—	1,414
Commercial paper	20,422	—	(1)	20,421
Market auction preferreds	3,250	—	—	3,250
Corporate bonds and notes	10,015	—	(91)	9,924
Federal agency debt securities	24,981	3	(178)	24,806
Others	1,003	—	(1)	1,002

	$61,104	$3	$(271)	$60,836

Reported as:
Cash and cash equivalents	$19,056	$—	$(1)	$19,055
Short-term investments	21,856	—	(91)	21,765
Long-term investments	17,393	3	(178)	17,218
Restricted investments	2,799	—	(1)	2,798

	$61,104	$3	$(271)	$60,836

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$976	$—	$—	$976
Certificates of deposit	1,601	—	—	1,601
Commercial paper	26,686	1	(6)	26,681
Market auction preferreds	22,000	—	—	22,000
Corporate bonds and notes	11,460	11	(18)	11,453
Federal agency debt securities	19,333	30	(33)	19,330
Others	2,313	1	(1)	2,313

	$84,369	$43	$(58)	$84,354

Reported as:
Cash and cash equivalents	$20,394	$1	$(5)	$20,390
Short-term investments	39,522	5	(16)	39,511
Long-term investments	21,334	37	(37)	21,334
Restricted investments	3,119	—	—	3,119

	$84,369	$43	$(58)	$84,354

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2004 and 2003, by contractual maturity (in thousands):

	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$43,711	$43,618	$63,035	$63,020
Mature after one year through three years	17,393	17,218	21,334	21,334

Total	$61,104	$60,836	$84,369	$84,354

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2004 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$20,421	$(1)
Corporate bonds and notes	9,924	(91)
Federal agency debt securities	21,834	(150)
Others	1,002	(1)

	$53,181	$(243)

	Unrealized Loss for More than 12 Months
	Fair Value	Unrealized Loss
Federal agency debt securities	$1,972	$(28)

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2003 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$9,858	$(6)
Corporate bonds and notes	8,047	(18)
Federal agency debt securities	9,882	(33)
Others	697	(1)

	$28,484	$(58)

There were no unrealized losses for available-for-sale securities that are greater than twelve months at December 31, 2003.

To date the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company recognizes an impairment charge when the decline in the

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

6.     Notes Receivable

In November 2003, the Company issued a promissory note in the amount of $150,000 to a private company, Sinexus, Inc. and recorded the $150,000 as part of prepaid expenses and other current assets on the Company’s balance sheet as of December 31, 2003. Sinexus is a start-up venture developing site specific treatments for chronic sinusitis, an inflammatory disease affecting the paranasal sinuses. In order to provide bridge funding for Sinexus, the Company and a venture capital firm agreed to loan Sinexus $150,000 each in convertible notes as a pre-Series A seed financing of Sinexus, Inc. This note is secured by a security interest in Sinexus’ current and pending intellectual property and earns 6% interest until it is paid in full or converted to Sinexus’ preferred stock when certain conversion events occur. The Company’s investment in Sinexus represents an interest in a “variable interest entity”. However, the Company is not primary beneficiary of Sinexus and the Company’s maximum exposure to loss as a result of the Company’s involvement with Sinexus is $150,000.

In 2003 and 2004, the Company performed certain research and development activities on behalf of Sinexus. Any amounts received from Sinexus in connection with the Company’s performance of research and development activities were accounted for as a direct reduction of the Company’s investment.

During 2004, the Company re-evaluated the recoverability of the note receivable. Accordingly, the Company recorded a provision to reduce the carrying value of the note to zero.

7.     Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Equipment	$9,914	$9,324
Leasehold improvement	7,525	8,462
Construction-in-progress	178	31

	17,617	17,817
Less accumulated depreciation	(10,505)	(8,501)

Property and equipment, net	$7,112	$9,316

At December 31, 2004 and 2003, no equipment was collateralized as security for equipment financing facilities.

8.    Restricted Investments

In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease for the Company’s office facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in June 2006, but may be reduced by

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$200,000 annually provided timely rental payments are made. In 2002, $200,000 was released by the bank from restriction as of December 31, 2002. However, the Company did not request the bank to release another $200,000 from restriction in 2003. In 2004, another $200,000 was released from restriction.

In July 2001, the Company also deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Note 10). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time, or the bond’s maturity date in November 2009. In 2002, 2003 and 2004, as allowed under the guarantee agreement, a total of approximately $1.0 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

In January 2003, the Company refinanced the previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit the Company placed with the same bank. In 2003, approximately $68,000 of collateral was released from restriction.

9.    Equipment Financing Obligations and Term Loan

Equipment Financing Obligations

In January 2000, the Company amended and restated a loan agreement to include a one-time advance of $750,000. This advance was repayable in monthly installments of principal and interest over 42 months with a balloon payment of $75,000 due at the end of the term. The effective interest rate for this loan was 8.61%. Simultaneously, the Company entered into a lease agreement with the same bank that allows the Company to finance up to $1,500,000 of future equipment purchases and leasehold improvements. The payment terms of the lease are substantially the same as the loan, with a 10 percent balloon payment due at the end of the lease. The Company had three lease draws totaling $859,000 under the lease agreement in 2000. The effective interest rates for the lease draws ranged from 13.01% to 13.55%. Both the loan and the lease are secured by the equipment financed. The Company paid in full the outstanding equipment loan and lease obligations in January 2003.

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

Aggregate future minimum loan payments on term loan are due as follows (in thousands):

Year ending December 31,
2005	$292
2006	24

Total minimum principal and interest payments	316
Less: Amount representing interest	(9)

Present value of future lease payments	307
Less: Current portion of term loan	(283)

Long-term portion of term loan	$24

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Long-term Debt and Commitments

Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes (the “notes”). The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. On July 14, 2003, the initial purchaser of $50.0 million of the notes elected to exercise its option to purchase an additional $10.0 million in principal amount of such notes. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The total issuance cost of approximately $3.3 million has been included in other long-term assets on the balance sheet and is amortized to interest expense using the effective interest rate method over the duration of the notes, which is 5 years. The notes are unsecured obligations of the Company and are subordinate to any secured debt the Company currently has or any future senior indebtedness of the Company.

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. In 2002, 2003 and 2004, as allowed under the guarantee agreement, a total of approximately $1.0 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time. As of December 31, 2004, the remaining principal payments totals $1.1 million.

Operating Leases

The Company leases its Cupertino, California office and research facility under a noncancelable operating lease which expires in February 2009, with an option to extend the lease for 5 years. The company also renewed the lease in its Vacaville, California manufacturing facility under a noncancelable operating lease which expires in August 2005, with an option to extend the lease for a period of 2 years. In March 2001, the Company leased additional office space in Cupertino, California, under a noncancelable operating lease which commenced in June 2001, expires in May 2006 and has two options to extend the lease term for 3 years and 5 years each. Pursuant to the Company’s acquisition of SBS in April 2001, the Company assumed leases for approximately 23,000 square feet of office and laboratory space in Birmingham, Alabama, which expired in May 2003 and we subsequently renewed the lease for a term of fourteen months, which expired in July 2004.

In connection with the Company’s acquisition of APT in August 2003, the Company assumed a lease for approximately 6,650 square feet of office and laboratory space in Pelham, Alabama, which expires in February 2006. Pursuant to the Merger Agreement, the Company amended the lease in September 2004 to lease additional office and laboratory space of approximately 2,750 square feet. The amended lease expires in September 2009 with one option to extend for five years.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Company leased approximately 20,000 square feet of additional corporate office and laboratory space in Cupertino, California, under a lease expiring in February 2009 with options to extend for up to an additional five years.

In May 2004, the Company leased approximately 2,500 square feet of office and laboratory space in Birmingham, Alabama, under a lease which was subsequently amended in August 2004. This lease expires in April 2005.

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.9 million, $2.7 million and $2.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

Year ending December 31,	Bond Maturities	Operating Leases
2005	$190	$2,706
2006	200	1,827
2007	210	1,244
2008	225	1,257
Thereafter	240	270

	$1,065	$7,304

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

In connection with the acquisition of SBS, the Company assumed outstanding warrants to purchase 124,839 shares of common stock at the weighted-average exercise price of $2.40 per share. These warrants were exercisable immediately at the time of acquisition. The deemed fair value of the warrants was $773,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $8.384 per share; no dividends; contractual term of 1 1/2 years; risk-free interest rate of 4.1%; and expected volatility of 64%. The fair value of the assumed outstanding warrants were included as part of the purchase price for SBS. As of December 31, 2004, warrants to purchase 91,033 shares of the company’s common stock had been exercised and the remaining unexercised warrants expired on April 30, 2003 pursuant to the terms of the warrants. As of December 31, 2004, no warrants assumed from the SBS acquisition to purchase the company’s common stock were outstanding.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2001, the Company issued to a third party consultant a fully vested and exercisable warrant to purchase 770 shares of our common stock at an exercise price of $8.50 per share in connection with an Exclusive Trademark License and Assignment Agreement. The fair value of this warrant was $5,121 on the grant date.

As of December 31, 2004, shares of common stock reserved for future issuance consisted of the following:

December 31, 2004
Warrants to purchase common stock	770
Stock options outstanding	8,611,995
Stock options available for grant	1,978,090
Employee Stock Purchase Plan	247,450
Convertible subordinated notes	19,047,618

29,885,923

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

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock had been reserved initially for issuance under this plan. The directors’ plan provides that each person who becomes a non-employee director of the Company after the effective date of this offering will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option of 5,000 shares shall vest in full at the end of one year. At the Company’s annual shareholders meeting in June 2002, the shareholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000. As of December 31, 2004, 205,000 shares have been granted under the directors’ plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with its acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock have been reserved for issuance under this plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2004, 214,167 shares of common stock have been exercised under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock have been reserved for issuance under this plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 2004, 147,221 shares of common stock have been exercised under the 1995 SRT Plan.

Activity under all stock plans through December 31, 2004 is as follows:

	Shares Available for Grant	Number of Shares Granted		Weighted— Average Exercise Price
Balance at December 31, 2001	1,378,387	3,400,625		$6.51
Shares authorized, net	2,450,000	—		—
Options granted	(1,429,207)	1,429,207		$7.80
Options exercised	—	(144,372)		$0.89
Options canceled	471,625	(476,446	)(1)	$8.66

Balance at December 31, 2002	2,870,805	4,209,014		$6.89

Shares authorized, net	2,250,000	—		—
Options granted	(3,078,743)	3,078,743		$1.71
Options exercised	—	(159,388)		$0.95
Options canceled	1,166,460	(1,512,573	)(1)	$4.62

Balance at December 31, 2003	3,208,522	5,615,796		$4.62

Shares authorized, net	2,250,000	—		—
Options granted	(4,395,937)	4,395,937		$2.89
Options exercised	—	(431,181)		$1.26
Options canceled	915,505	(968,557	)(1)	$4.34

Balance at December 31, 2004	1,978,090	8,611,995		$3.93

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Options to purchase 2,500, and 35,550 shares of common stock granted under the 1998 Stock Option Plan were cancelled in 2002 and 2003, respectively and are not available for future grant. In addition, options to purchase 2,321, 139,198 and 53,052 shares of common stock under the 1993 SBS Plan in 2002, 2003 and 2004, respectively, and options to purchase 21,739 shares of common stock under the 1995 SRT Plan in 2003 were cancelled and are not available for future grant.

Since inception, the Company has recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. In 2004, 2003 and 2002, the company reversed $70,000, $949,000 and $750,000 of deferred compensation, respectively, as a result of terminated employees.

The Company has amortized or reversed (due to employee terminations) approximately $11.2 million of deferred compensation charges through December 31, 2004. Employee stock-based compensation expense, net of reversal, was ($15,000), ($276,000) and $1.1 million in 2004, 2003 and 2002. The remaining employee deferred stock compensation at December 31, 2004 was $4,000, which will be amortized as follows: $3,000 for 2005 and $1,000 for 2006.

Total stock compensation expense related to modification of stock option terms was $5,000 in 2004 and $78,000 in 2003.

The weighted-average grant-date fair value of options granted with exercise price equal to fair market value was $1.80 in 2004, $1.01 in 2003 and $4.15 in 2002. There were no options granted with exercise prices lower than fair market value in 2004, 2003 and 2002.

In 2004, the Company issued options to purchase 121,600 shares of common stock to several third party consultants in exchange for services. In connection with these options to purchase common stock, the Company recorded a non-cash charge of $214,000 in its statement of operations for the year ended December 31, 2004.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Price	Number of Options Outstanding	Weighted— Average Remaining Contractual Life		Weighted— Average Exercise Price	Number of Options Exercisable	Weighted— Average Exercise Price
		(In years	)
$ 0.35 – 1.53	431,590	6.00		$1.27	230,715	$1.15
$ 1.55 – 1.58	1,756,043	8.11		$1.58	513,847	$1.58
$ 1.63 – 2.32	176,000	8.86		$2.11	68,125	$2.03
$ 2.33 – 2.51	1,415,125	9.13		$2.51	30,875	$2.43
$ 2.57 – 3.10	416,446	7.13		$2.94	228,057	$2.95
$ 3.15 – 3.20	1,481,587	9.96		$3.20	—	$—
$ 3.22 – 3.87	1,112,509	8.92		$3.37	123,879	$3.65
$ 3.92 – 9.19	1,127,665	6.82		$7.91	784,252	$7.67
$ 9.25 –13.00	662,030	6.02		$11.42	600,288	$11.47
$13.56 –13.56	33,000	5.95		$13.56	33,000	$13.56

$ 0.35 –13.56	8,611,995	8.23		$3.93	2,613,038	$6.03

As of December 31, 2004, outstanding options to purchase an aggregate of 2,613,038 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $6.03. As of December 31, 2003, outstanding options to purchase an aggregate of 2,313,240 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $5.60. As of December 31, 2002, outstanding options to purchase an aggregate of 1,569,207 shares of common stock were vested and exerciseable at a weighted-average exercise price per share of $5.34.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated on the date of grant using the minimum value method. Stock based awards granted subsequent to the Company’s initial public offering have been valued using the Black Scholes option valuation model.

The fair value of the Company’s stock based awards to employees was estimated using the following assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	2.2-3.6%	1.9-2.6%	2.2-4.5%	1.8-2.4%	1.3-1.5%	1.5-2.6%
Expected dividend yield	—	—	—	—	—	—
Expected life of option (in years)	3.5	3.5	3.5	1.25	1.25	1.25
Volatility	90-107%	79-90%	73-79%	90-100%	79-90%	73-79%

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

12.    Income Taxes

Income tax provision was $18,000 in 2004 due to state income taxes paid for API in 2004 compared with zero in 2003. Prior to 2004, the Company had no provision for income taxes, as the Company incurred losses for all periods presented.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S. federal taxes (benefit) at statutory rate	$(9,397)	$(7,717)	$(12,639)
State taxes	18	—	—
Unutilized net operating loss	9,432	7,730	12,413
Stock based compensation	(52)	(30)	207
Other	17	17	19

Total	$18	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$48,900	$38,400
Capitalized research and development expenses	2,970	3,480
Other	5,140	2,660

Total deferred tax assets	57,010	44,540
Valuation allowance for deferred tax assets	(57,010)	(44,540)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.5 million and $8.4 million during 2004 and 2003, respectively.

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $132.3 million, which expire in the years 2018 through 2024 and federal research and development tax credits of approximately $1.6 million which expire at various dates beginning in 2018 through 2024, if not utilized.

As of December 31, 2004, the Company had net operating loss carryforwards for state income tax purpose of approximately $71.1 million, which expire in the years 2008 through 2014, if not utilized and state research and development tax credits of approximately $1.4 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue, net	$3,385	$2,581	$3,080	$3,200	$3,365	$2,950	$4,023	$3,104
Net loss	$(5,990)	$(5,893)	$(7,433)	$(5,116)	$(7,260)	$(6,430)	$(6,954)	$(5,259)
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.14)	$(0.10)	$(0.14)	$(0.13)	$(0.13)	$(0.10)

14.    Subsequent Event (unaudited)

On March 10, 2005, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (Endo) under which the Company granted to Endo the exclusive right to develop and commercialize the Company’s proprietary sufentanil transdermal patch product candidate (TRANSDUR-Sufentanil) in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. The Company will perform all formulation development for Endo unless the Company defaults on such obligations and the Company will be reimbursed for its fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada. Endo will pay the Company an upfront fee of $10 million with additional payments of up to approximately $35 million in the aggregate based upon achievement of predetermined regulatory and commercial milestones. Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination. The Company has the right to terminate the agreement in the event that Endo pursues directly or indirectly any proceeding seeking to have any of the Company’s TRANSDUR-Sufentanil related patents revoked or declared invalid, unpatentable or unenforceable.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Report on Controls and Procedures” appearing on page 35 of this annual report.

Item 9B.    Other Information

Not applicable.

PART III

The definitive proxy statement for our 2005 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (1).

10.2	1998 Stock Option Plan (1).

10.3	2000 Stock Plan (1).

10.4	2000 Employee Stock Purchase Plan (1).

10.5	2000 Directors’ Stock Option Plan (1).

Number		Description

10.6	**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28,1999 (1).

10.7	**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.8		Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (1).

10.9	**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (1).

10.10	**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (1).

10.11		Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (1).

10.12		Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (1).

10.13	**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (1).

10.17		Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (1).

10.18		Warrant issued to ALZA Corporation dated April 14, 2000 (1).

10.19		Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.20	**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (1).

10.21		Warrant issued to Silicon Valley Bank dated December 16, 1999 (1).

10.22		Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (1).

10.23	**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (1).

10.24	**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (1).

10.25	**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (5).

10.26		Lease between Sobrato Development Companies #850 and the Company (6).

10.27		Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (4).

10.28		Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (4).

10.29	**

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

10.31	**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (7).

10.32	**

Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002.(8)

Number	Description

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002.(8)

10.34**

Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002.(8)

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004.(9)

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005.(9)

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004.(9)

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004.(10)

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004. (10)

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004.(11)

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

(8)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 14, 2003.

(9)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 11, 2004.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2004.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 5, 2004.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at beginning of year	Provision	Write Offs	Balance at end of the year
December 31, 2004 Allowance for doubtful accounts	$141	$112	$(45)	$208
December 31, 2003 Allowance for doubtful accounts	207	70	(136)	141
December 31, 2002 Allowance for doubtful accounts	$263	$(31)	$(25)	$207

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date:  March 14, 2005

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 14, 2005

/s/ THOMAS A. SCHRECK Thomas A. Schreck	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2005

/s/ MICHAEL D. CASEY Michael D. Casey	Director	March 14, 2005

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 14, 2005

/s/ ARMAND P. NEUKERMANS Armand Neukermans	Director	March 14, 2005

/s/ JON S. SAXE Jon S. Saxe	Director	March 14, 2005

/s/ ALBERT L. ZESIGER Albert L. Zesiger	Director	March 14, 2005