Form 10-Q
period 2005-03-31
DURECT CORP
filed 2005-05-06
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 25, 2005, there were 51,932,587 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
Product revenue, net	$1,757	$1,365
Collaborative research and development and other revenue	3,597	2,020

Total revenues	5,354	3,385
Operating expenses:
Cost of revenues	671	565
Research and development	6,618	5,409
Selling, general and administrative	2,504	2,224
Amortization of intangible assets	303	335
Stock-based compensation(1)	50	35

Total operating expenses	10,146	8,568

Loss from operations	(4,792)	(5,183)
Other income (expense):
Interest and other income	485	304
Interest expense	(1,120)	(1,111)

Net other expense	(635)	(807)

Net loss	$(5,427)	$(5,990)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)

Shares used in computing basic and diluted net loss per share	51,887	51,124

(1) Stock-based compensation related to the following:
Cost of revenues	$—	$3
Research and development	46	27
Selling, general and administrative	4	5

	$50	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,472	$20,032
Short-term investments	20,065	21,765
Accounts receivable, net of allowances of $262 and $208, respectively	13,958	2,481
Inventories	1,906	1,929
Prepaid expenses and other current assets	1,417	1,364

Total current assets	55,818	47,571
Property and equipment, net	7,213	7,112
Goodwill	6,399	6,399
Intangible assets, net	1,441	1,745
Long-term investments	14,454	17,218
Restricted investments	2,808	2,798
Other long-term assets	2,469	2,625

Total assets	$90,602	$85,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298	$1,658
Accrued liabilities	2,265	2,549
Contract research liability	1,066	554
Interest payable on convertible notes	1,104	167
Deferred revenue, current portion	2,665	78
Term loan, current portion	245	293
Bonds payable, current portion	190	190

Total current liabilities	8,833	5,489
Term loan, noncurrent portion	34	60
Bonds payable, noncurrent portion	875	875
Convertible subordinated notes	60,000	60,000
Deferred revenue, noncurrent portion	7,219	—
Other long-term liabilities	645	654
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at March 31, 2005 and December 31, 2004 respectively; 51,924 and 51,870 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	196,198	196,065
Note receivable from stockholder	(37)	(37)
Deferred compensation	(2)	(4)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(370)	(268)
Accumulated deficit	(169,318)	(163,891)

Stockholders’ equity	12,996	18,390

Total liabilities and stockholders’ equity	$90,602	$85,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(5,427)	$(5,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	576	823
Amortization	303	335
Noncash charges related to stock-based compensation	50	35
Changes in assets and liabilities:
Accounts receivable	(11,477)	(658)
Inventories	23	(154)
Prepaid expenses and other assets	104	226
Accounts payable	(360)	(23)
Accrued liabilities and other long-term liabilities	(293)	(295)
Contract research liability	512	(81)
Interest payable on convertible notes	937	937
Deferred revenue	9,806	137

Total adjustments	181	1,282

Net cash and cash equivalents used in operating activities	(5,246)	(4,708)

Cash flows from investing activities
Purchases of equipment	(677)	(299)
Purchases of available for sale securities	(3,689)	(18,568)
Proceeds from maturities of available for sale securities	8,041	24,015

Net cash and cash equivalents provided by investing activities	3,675	5,148

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(74)	(71)
Net proceeds from issuances of common stock through exercise of options and warrants	85	71
Net proceeds from notes receivable from stockholders	—	24

Net cash and cash equivalents provided by financing activities	11	24

Net increase (decrease) in cash and cash equivalents	(1,560)	464
Cash and cash equivalents, beginning of the period	20,032	21,203

Cash and cash equivalents, end of the period	$18,472	$21,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is an emerging specialty pharmaceuticals systems company focused on the development of pharmaceutical systems based on its proprietary drug delivery technology platforms. The Company has several product candidates under development by itself and with third-party collaborators in the areas of pain and other chronic diseases and disorders. The Company also manufactures and sells osmotic pumps used in laboratory research. In addition, the Company conducts research and development of pharmaceutical product candidates with third-party pharmaceutical and biotechnology company partners.

The Company also designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products. Until December 31, 2004, this business was conducted by the Company’s wholly owned subsidiary, Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation. API was merged with and into the Company on December 31, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2005, the operating results for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Raw materials	$172	$175
Work in process	499	452
Finished goods	1,235	1,302

Total inventories	$1,906	$1,929

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options.

At March 31, 2005, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Three months ended March 31,
	2005	2004
Net loss—as reported	$(5,427)	$(5,990)
Add: Stock-based employee compensation expense included in reported net loss	2	(20)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(988)	(461)

Pro forma net loss	$(6,413)	$(6,471)

Net loss per share:
Basic and diluted—as reported	$(0.10)	$(0.12)

Basic and diluted—pro forma	$(0.12)	$(0.13)

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

Comprehensive Loss

The Company’s comprehensive losses include unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended March 31, 2005, the Company’s total comprehensive loss was $5.5 million compared to its net loss of $5.4

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

million. For the three months ended March 31, 2004, the Company’s total comprehensive loss was $5.9 million compared to its net loss of $6.0 million.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement, during the period. Diluted net loss per share includes the impact of options and warrants to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented and inclusion of common stock equivalents would have been antidilutive. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss	$(5,427)	$(5,990)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	51,887	51,180
Less: weighted-average shares subject to repurchase	—	(56)

Weighted-average shares used in computing basic and diluted net loss per share	51,887	51,124

Basic and diluted net loss per share	$(0.10)	$(0.12)

The computation of diluted net loss per share for the three months ended March 31, 2005 excludes the impact of options to purchase 8.7 million shares of common stock, warrants to purchase 770 shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2005, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended March 31, 2004 excludes the impact of options to purchase 6.1 million shares of common stock, warrants to purchase 1.0 million shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2004, as such impact would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to implement SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying SFAS 123, outlined above in “Stock-Based Compensation” section of this note. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

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

Pursuant to the agreement, Endo was obligated to pay an upfront, nonrefundable fee of $10 million. In April 2005, Endo paid the Company the $10 milion upfront fee, and will pay to the Company additional payments of up to approximately $35 million in the aggregate based upon achievement of predetermined regulatory and commercial milestones. Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination.

The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo. The term of the continuing involvement will be defined by the Development Plan anticipated to be finalized in May 2005. Research and development expenses associated with the Company’s TRANSDUR-Sufentanil product candidate from March 10, 2005 to March 31, 2005 which would be reimbursed by Endo under the license agreement were recognized as collaborative research and development revenue in the three months ended March 31, 2005.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,811)	$789
Patents	466	(335)	131
Other intangibles	3,260	(2,739)	521

Total	$7,326	$(5,885)	$1,441

	December 31, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,647)	$953
Patents	466	(319)	147
Other intangibles	3,260	(2,615)	645

Total	$7,326	$(5,581)	$1,745

Intangible assets subject to amortization at March 31, 2005 totaled $1.4 million, net of amortization,. The Company expects to amortize the amounts as follows: $905,000 in the nine months ending December 31, 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at March 31, 2005 and December 31, 2004. In 2004, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 and 2004 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are an emerging specialty pharmaceuticals systems company focused on the development of pharmaceutical systems based on the following proprietary drug delivery technology platforms: the SABER™ Delivery System (a patented and versatile depot injectable useful for protein and small molecule delivery), the TRANSDUR™ Delivery System (a proprietary transdermal technology), the ORADUR™ sustained release oral gel-cap technology (an oral sustained release technology with several potential abuse deterrent properties), the DURIN™ Biodegradable Implant (a biodegradable drug-loaded implant), the DUROS® System, (an osmotic implant technology licensed to us for specified fields from ALZA Corporation, a Johnson & Johnson Company) and the MICRODUR™ Biodegradable Microparticulates (a microspheres injectable system). *

Our pharmaceutical systems combine engineering innovations and delivery technology from the drug delivery and medical device industries with our proprietary pharmaceutical and biotechnology drug formulations. By integrating these technologies, we are able to control the rate and duration of drug administration as well as target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating chronic diseases or conditions. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes.

We focus on the treatment of chronic diseases and the development of pharmaceutical product candidates incorporating pharmaceutical or biotechnology agents. We may also choose to develop product candidates for acute indications, such as our SABER-based post-operative pain product candidate, to the extent it makes strategic sense to do so. In addition to developing our own proprietary products, we also partner with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have five disclosed on-going development programs of which three are in collaboration with pharmaceutical partners. The following are our most advanced product candidates in development:

SABER-Bupivacaine

Our post-operative pain relief depot product candidate (SABER-Bupivacaine) is a sustained release injectible using our SABER™ delivery system to deliver bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectible) or oral route. This product candidate is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for 72 hours or more, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic. We initiated the Phase II program for this product candidate in October 2004. We completed dosing of first cohort of Phase II clinical trial in February 2005 and completed dosing of the second cohort of the trial completed as of May 2005.

*	NOTE: CHRONOGESIC®, ALZET®, SABER™, TRANSDUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

For the three months ended March 31, 2005, revenues from our collaborative agreements with Pain Therapeutics (Remoxy), Endo (TRANSDUR-Sufentanil) and Voyager (DURIN-Leuprolide) represented 22%, 20% and 19% of our total revenues. For the three months ended March 31, 2004, revenues from our collaborative agreements with Pain Therapeutics, Endo and Voyager represented 32%, 0% and 9% of our total revenues. At March 31, 2005, one customer accounted for 77% of our gross accounts receivable. At December 31, 2004, two customers accounted for 40% and 26% of our gross accounts receivable.

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

Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party partners to develop product candidates based on our drug delivery technologies.

Since our inception in 1998, we have had a history of operating losses. At March 31, 2005, we had an accumulated deficit of $169.3 million. Our net loss for the three months ended March 31, 2005 was $5.4 million. Our losses were $27.6 million, $22.7 million and $37.2 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through March 31, 2005. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

Accrued Liabilities and Contract Research Liabilities

We incur significant costs associated with third-party consultants and organizations for clinical trials, animal toxicological studies, engineering, validation, testing and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on management’s estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

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

Results of Operations

Three months ended March 31, 2005 and 2004

Revenues. Net revenues were $5.4 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in total revenues was primarily attributable to higher collaborative research and development revenue recognized from our agreements with strategic partners and higher product revenues recognized from our ALZET product lines.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our biodegradable polymer products. Net product revenues were $1.8 million in the three months ended March 31, 2005 compared to $1.4 million for the same period in 2004. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold in the three months ended March 31, 2005. The polymer sales remained comparable in both periods.

Collaborative research and development and other revenue

We also recognize revenues from collaborative research and development activities and service contracts. We recorded $3.6 million of collaborative research and development revenue for the three months ended March 31, 2005 compared to $2.0 million for the same period in 2004. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. The increase in collaborative research and development revenue in the three months ended March 31, 2005 was primarily attributable to our increased development activities for Remoxy (collaboration with Pain Therapeutics) and DURIN-Leuprolide (collaboration with Voyager) and the development activities incurred for TRANSDUR-Sufentanil (collaboration with Endo) compared with the same period in 2004.

In March 2005, we signed a license agreement with Endo in which we granted to Endo the exclusive right to develop and commercialize our TRANSDUR-Sufentanil product candidate in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. We will perform all formulation development for Endo unless we default on such obligations, and we will be reimbursed for our fully allocated cost for performing such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada. We expect our collaborative research and development revenue to increase in the future years as we continue to increase our effort to develop partnered products with various strategic partners.

Other revenue from service contracts was $41,000 for the three months ended March 31, 2005 and $200,000 for the same period in 2004. The service contract revenues were related to certain polymer related service contracts we signed with various customers through API, our former subsidiary. The decrease was primarily due to completion of certain service contracts in the three months ended March 31, 2005. We do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

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

Cost of revenues. Cost of revenues was $671,000 and $565,000 for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts through API, our former subsidiary. The increase in the cost of revenues was primarily due to higher product revenue from our existing commercial product lines in the three months ended March 31, 2005.

Cost of revenues associated with the product revenue increased to $578,000 in the first three months of 2005 from $377,000 in the same period in 2004, primarily as the result of an increase in product revenue of our ALZET mini pump product line. Cost of service revenue was $93,000 for the three months ended March 31, 2005 and $188,000 for the same period in 2004 due to a decline in our service contract revenue related to our polymer business. As of March 31, 2005, we had 19 manufacturing employees compared with 20 as of the corresponding date in 2004. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses were $6.6 million and $5.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the three months ended March 31, 2005 was primarily attributable to the higher employee costs and higher development expenses for SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy and DURIN-Leuprolide, partially offset by lower development expenses for CHRONOGESIC, compared with the same period in 2004.

In the three months ended March 31, 2005, we continued with Phase II clinical trials and animal toxicological studies for SABER-Bupivacaine. In addition, we incurred higher expenses for formulation development, clinical and non-clinical studies for TRANSDUR-Sufentanil in the three months ended March 31, 2005 compared with the same period in 2004 as we commenced a Phase II clinical program and conducted animal studies for this product candidate in the first quarter of 2005. We also incurred higher research and development expenses for Remoxy and DURIN-Leuprolide in the three months ended March 31, 2005 compared with the same period in 2004.

As of March 31, 2005, we had 79 research and development employees compared with 59 as of the corresponding date in 2004. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates.

Selling, General and Administrative. Selling, general and administrative expenses were $2.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to higher employee costs and external costs to comply with the Sarbanes-Oxley Act. As of March 31, 2005, we had 33 selling, general and administrative personnel compared with 30 as of the corresponding date in 2004. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements.

Amortization of intangible assets. Amortization of intangible assets was $303,000 and $335,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The amortization of intangible assets decreased slightly in the three months ended March 31, 2005 as certain intangible assets were fully amortized in the quarter ended June 30, 2004. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2004, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at March 31, 2005 was $1.4 million, which will be amortized as follows: $905,000 for the nine months ending December 31, 2005, $424,000 for the year ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three months ended March 31, 2005, we recorded $50,000 of stock-based compensation compared with $35,000 recorded for the corresponding period in 2004. Of these amounts, employee stock-based compensation related to the following: cost of revenues of none for the three months ended March 31, 2005, and $3,000 for the corresponding period in 2004; research and development expenses of $1,000 for the three months ended March 31, 2005 compared with $(28,000) in the corresponding period in 2004; and selling, general and administrative expenses of $2,000 in the three months ended March 31, 2005 and $5,000 in the corresponding period in 2004.

Non-employee stock compensation related to research and development expenses was $45,000 for the three months ended March 31, 2005 and $55,000 for the corresponding period in 2004. Non-employee stock compensation related to selling, general and administrative expenses was $2,000 for the three months ended March 31, 2005 and none for the corresponding period in 2004. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

The remaining employee deferred stock compensation at March 31, 2005 was $2,000, which will be amortized as follows: $1,000 for the nine months ending December 31, 2005 and $1,000 for the year ending December 31, 2006. Termination of employment of option holders could cause stock-based compensation in future years to be less than indicated and require reversal of previously recognized stock-based compensation.

Other Income (Expense). Interest and other income increased to $485,000 for the three months ended March 31, 2005, from $304,000 for the corresponding period in 2004. The increase in interest and other income was primarily the result of higher yields on our cash and investment balances during the three months ended March 31, 2005 and the receipt of approximately $150,000 of settlement payment from our former collaboration partner. Interest expense was both $1.1 million for the three months ended March 31, 2005 and 2004. The interest expense was primarily due to the interest accrued on the $60.0 million convertible notes we issued in June and July of 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents and investments totaling $55.8 million at March 31, 2005 compared to $61.8 million at December 31, 2004. These numbers include $2.8 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2005 and December 31, 2004. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2005 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $47.0 million and $42.1 million at March 31, 2005 and December 31, 2004, respectively. The increase was primarily attributable to the $10.0 million of upfront payment receivable from Endo in connection with the license agreement signed in March 2005, offset by our operating expenditures in the three months ended March 31, 2005.

We used $5.2 million of cash for operations for the three months ended March 31, 2005 compared to $4.7 million for the corresponding period in 2004. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the increase in accounts receivable due to higher collaborative research and development revenue for the three months ended March 31, 2005 compared to the same period in 2004.

We received $3.7 million of cash from investing activities for the three months ended March 31, 2005 compared to $5.1 million for the corresponding period in 2004. The decrease in cash provided by investing activities was primarily due to a net decrease in proceeds from maturities of investments, net of investment purchases and to a lesser extent an increase in purchases of plant and equipment.

We received $11,000 of cash from financing activities for the three months ended March 31, 2005 compared to $24,000 for the corresponding period in 2004. The decrease was primarily due to lower proceeds from notes receivable from stockholders, partially offset by higher proceeds from exercises of stock options in the three months ended March 31, 2005.

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

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2005, the remaining principal payments of the bonds were $1.1 million.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations at March 31, 2005 as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	Total
Convertible subordinated notes (1)	$3,750	$3,750	$3,750	$61,875	$—	$73,125
Long-term debt (1)	266	263	258	258	258	1,303
Term loan (1)	218	24	—	—	—	242
APT acquisition consideration payable (2)	250	500	—	—	—	750
Capital lease	8	11	11	10	6	46
Operating lease obligations	2,053	1,843	1,244	1,257	270	6,667

Total contractual cash obligations	$6,545	$6,391	$5,263	$63,400	$534	$82,133

Note	(1): Includes principal and interest payments

Note	(2): To be paid by our common stock or cash at our election

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to implement SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying SFAS 123, outlined above in “Stock-Based Compensation” section of this note. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

Factors that May Affect Future Results

In addition to the other information in this Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

We have not completed development of any of our pharmaceutical systems, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our SABER-based post-operative pain depot, our TRANSDUR-Sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our SABER-based post-operative pain depot product candidate, our TRANSDUR-Sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate, CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•	SABER-Bupivacaine—Phase I trial completed and Phase II trial initiated. Dosing of first cohort of Phase II trial completed as of February 2005. Dosing of the second cohort of Phase II trial completed as of May 2005.

•	TRANSDUR-Sufentanil Patch—Dosing of Phase I trial completed and first trial of Phase II program initiated as of February 2005.

•	ORADUR-Oxycodone (Remoxy)—Phase I trial completed and Phase III program initiated by Pain Therapeutics.

•	DURIN-Leuprolide for Alzheimer’s disease—Phase I trial initiated by Voyager. Enrollment completed in Phase I trial as of January 2005.

•	CHRONOGESIC—Phase I, Phase II and Pilot Phase III completed. Redesigning the system to address premature shutdown problem and will resume clinical trials when system design is completed.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components including our SABER-based post-operative pain depot, our TRANSDUR-Sufentanil patch product candidate, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply product or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party partners.

Our manufacturing facility in Cupertino is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical system product candidates under good manufacturing practices (GMP), including SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy and CHRONOGESIC. We have recently made significant site improvements and equipment installations to upgrade and expand our manufacturing capabilities. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

In order to manufacture clinical and commercial supplies of our pharmaceutical systems or components for our third-party collaborators or ourselves, we must attain and maintain compliance with applicable federal, state and foreign regulatory standards relating to manufacture of pharmaceutical products which are rigorous, complex and subject to varying interpretations. Furthermore, our facilities will be subject to government audits to determine compliance with good manufacturing practices regulations, and we may be unable to pass inspection with the applicable regulatory agencies or may be asked to undertake corrective measures which may be costly and cause delay.

If we and our third-party collaborators, where relevant, are unable to manufacture product or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party partners could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our product candidates and those of our third-party collaborators. We and our third-party collaborators, where relevant, may also need or choose to subcontract with third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical system product candidates to third parties which have not been approved by ALZA. If we cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

In April 2000, we acquired the ALZET product and related assets from ALZA. We manufacture subassemblies of the ALZET product at our Vacaville facility. We currently rely on a third-party to perform the coating process for the manufacture of the ALZET product under a contract that expires in January 2008.

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our product candidates and result in failure to achieve anticipated revenues

The manufacture and marketing of our product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We must obtain clearance or approval from applicable regulatory authorities before we can market or sell our product candidates in the United States or abroad. Before receiving approval or clearance to market a product in the United States or in any other country, we will have to demonstrate to the satisfaction of applicable regulatory agencies that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.

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

We may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our product candidates outside the United States are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we fail to obtain timely clearance or approval for our product candidates, we will not be able to market and sell our product candidates, which will limit our ability to generate revenue.

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

Our near-term revenues depend on collaborations agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to our managing our operations. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics and Voyager, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

Our agreement with Endo for the development and commercialization of our CHRONOGESIC product candidate in the United States and Canada can be terminated by Endo starting in January 2006 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product candidate by January 1, 2006, provided that Endo provides us written notice of termination prior to January 31, 2006.

If any of our collaborative agreements are terminated, our revenues will be reduced and our product candidates related to those agreements may not be commercialized.

We do not have or have limited control over the development, sales and distribution for our product candidates which are the subject of third-party collaborative or license agreements

We have yet to establish any marketing, sales or distribution capabilities for our pharmaceutical system product candidates, and therefore are dependent on such third-party companies to market, sell and distribute such product candidates. We have entered into agreements with Endo related to the promotion and distribution of our CHRONOGESIC and TRANSDUR-Sufentanil product candidates in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Endo, Pain Therapeutics and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute the resulting developed products subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates.

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborations may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for sell and market our products will hurt our business and financial results.

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third-party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our pharmaceutical systems. In the past, we relied on a third-party contract manufacturer to perform the final manufacturing steps of our CHRONOGESIC product candidate, and we anticipate that in the near future that we will need or choose to rely on a third-party manufacturer to manufacture or perform manufacturing steps relating to our pharmaceutical systems or components. See “We may not be able to manufacture sufficient quantities of our product candidates to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including the SABER post-operative pain depot, the TRANSDUR-Sufentanil patch, Remoxy, the DURIN-based Alzheimer’s Disease product and the CHRONOGESIC product candidates) are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a product candidate due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have a supply agreement with Mallinckrodt, Inc. for our sufentanil requirements, the initial term of which expires on September 30, 2009. Other than this agreement, we do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations

As of March 31, 2005, we had approximately $60.0 million in long-term convertible subordinated notes which mature in June 2008, $34,000 in non-current lease obligations, $875,000 in non-current bonds payable and $645,000 in other long-term liabilities. Our substantial indebtedness, which totals $61.6 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2005 we had cash and investments valued at approximately $55.8 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

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

This redemption feature upon fundamental change could also discourage a potential acquirer. However, this redemption feature is not the result of management’s knowledge of any specific effort to obtain control of us by means of a merger, tender offer or solicitation, or part of a plan by management to adopt a series of anti-takeover provisions. The term “fundamental change” is limited to specified transactions and may not include other events that might adversely affect our financial condition or business operations.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2005, had an accumulated deficit of approximately $169.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending March 31, 2005, was 224,966 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase

Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Technologies and businesses which we have acquired may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. We may also acquire additional businesses or technologies in the future, which could have these same effects

We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. For example, in October 1999, we acquired substantially all of the assets of IntraEAR, Inc.; in April 2000 we acquired the ALZET product and related assets from ALZA; in April 2001, we completed the acquisition of SBS and in August 2003, we acquired APT. These and our future acquisitions expose us to:

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

Our limited operating history makes evaluating our stock difficult

Investors can only evaluate our business based on a limited operating history. We were incorporated in February 1998 and have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel. This short history may not be adequate to enable investors to fully assess our ability to successfully develop our product candidates, achieve market acceptance of our product candidates and respond to competition. Furthermore, we anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates and to fund operating losses to be incurred in the next several years.

Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our SABER post-operative pain depot, TRANSDUR-Sufentanil patch, Remoxy, DURIN-based Alzheimer’s disease and CHRONOGESIC product candidates. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of March 31, 2005, we held 25 issued U.S. patents and 14 issued foreign patents. In addition, we have 40 pending U.S. patent applications and have filed 48 patent applications under the Patent Cooperation Treaty, from which 92 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

If we or our third-party collaborators are unable to train physicians to use our pharmaceutical systems to treat patients’ diseases or medical conditions, we may incur delays in market acceptance of our products

Broad use of our pharmaceutical systems will require extensive training of numerous physicians on the proper and safe use of our products. The time required to begin and complete training of physicians could delay introduction of our products and adversely affect market acceptance of our products. We or third parties selling our products may be unable to rapidly train physicians in numbers sufficient to generate adequate demand for our pharmaceutical systems. Any delay in training would materially delay the demand for our systems and harm our business and financial results. In addition, we may expend significant funds towards such training before any orders are placed for our products, which would increase our expenses and harm our financial results.

Some of our product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. Our TRANSDUR-Sufentanil patch, Remoxy and CHRONOGESIC product candidates and other product candidates we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances.

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

We depend upon key personnel who may terminate their employment with us at any time, and we need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer and James E. Brown, our President and Chief Executive Officer. Although we have obtained key man life insurance policies for each of Messrs. Theeuwes and Brown in the amount of $1.0 million, this insurance may not adequately compensate us for the loss of their services. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

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

We may not develop, manufacture or commercialize DUROS-based pharmaceutical systems outside of these specific fields without ALZA’s prior approval. In addition, if we develop or commercialize any drug delivery technology for use in a manner similar to the DUROS technology in a field covered in our license agreement with ALZA, then we may lose our exclusive rights to use the DUROS technology in such field as well as the right to develop new product candidates using DUROS technology in such field. In order to maintain commercialization rights for our products on a worldwide basis, we must diligently develop our product candidates, procure required regulatory approvals and commercialize the product candidates in selected major market countries. If we fail to meet commercialization diligence requirements, we may lose rights for products in some or all countries, including the United States. These rights would revert to ALZA, which could then develop DUROS-based pharmaceutical products in such countries itself or license others to do so. In addition, in the event that our rights terminate with respect to any product or country, or this agreement terminates or expires in its entirety (except for termination by us due to a breach by ALZA), ALZA will have the exclusive right to use all of our data, rights and information relating to the products developed under the agreement as necessary for ALZA to commercialize these products, subject to the payment of a royalty to us based on the net sales of the products by ALZA.

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

ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third-party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate.

ALZA also has an exclusive option to distribute any DUROS-based pharmaceutical system we develop to deliver non-proprietary cancer antigens worldwide. The terms of any distribution arrangement have not been set and are to be negotiated in good faith between ALZA and us. ALZA’s option to acquire distribution rights limits our ability to negotiate with other distributors for these products and may result in lower payments to us than if these rights were subject to competitive negotiations. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third-party. These rights do not apply to products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third-party to whom we have granted commercialization rights prior to the commencement of human clinical trials.

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

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer in March 2000. If ALZA or its commercialization partner, Bayer, fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our DUROS-based product candidates. In addition, if any third party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

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

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to implement SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying SFAS 123, outlined above in “Stock-Based Compensation” section of this note. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2005, approximately 73% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 35% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2005 by year of maturity (dollars in thousands):

	2005	2006	2007	2008	Total
Cash equivalents:
Fixed rate	$17,968	$—	$—	$—	$17,968
Average fixed rate	2.72%	—%	—%	—%	2.72%
Variable rate	$503	$—	$—	$—	$503
Average variable rate	2.71%	—%	—%	—%	2.71%
Short-term investments:
Fixed rate	$15,469	$3,596	$—	$—	$19,065
Average fixed rate	1.75%	2.26%	—%	—%	1.83%
Variable rate	$1,000	$—	$—	$—	$1,000
Average variable rate	1.55%	—%	—%	—%	1.55%
Long-term investments:
Fixed rate	$—	$11,447	$2,014	$993	$14,454
Average fixed rate	—%	2.37%	3.35%	4.00%	2.63%
Restricted investments:
Fixed rate	$2,808	$—	$—	$—	$2,808
Average fixed rate	0.88%	—%	—%	—%	0.88%

Total investment securities	$37,748	$15,043	$2,014	$993	$55,798

Average rate	1.99%	2.35%	3.35%	4.00%	2.20%

In the table above we have reflected the duration of one auction rate security (ARS) based on its reset feature as of March 31, 2005. The rate on this security typically resets every 365 days. The underlying security in this investment has a final maturity extending 44 years or more. If we were to reflect this investment based on the final maturity date, rather than reset date, this investment would be classified as long term, with the furthest maturity date extending to December 31, 2049.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting: There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits:

10.41*	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Jian Li.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jian Li.

*	Confidential treatment requested with respect to portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 6, 2005

By:	/s/ JIAN LI
Jian Li Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: May 6, 2005