Form 10-Q
period 2005-06-30
DURECT CORP
filed 2005-08-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 52,308,220 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,269	$20,032
Short-term investments	18,918	21,765
Short-term restricted investments	1,024	—
Accounts receivable, net of allowances of $227 and $208, respectively	6,166	2,481
Inventories	1,911	1,929
Prepaid expenses and other current assets	1,139	1,364

Total current assets	59,427	47,571
Property and equipment, net	7,258	7,112
Goodwill	6,399	6,399
Intangible assets, net	1,138	1,745
Long-term investments	8,926	17,218
Long-term restricted investments	1,401	2,798
Other long-term assets	2,310	2,625

Total assets	$86,859	$85,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,242	$1,658
Accrued liabilities	3,045	2,549
Contract research liability	940	554
Interest payable on convertible notes	167	167
Deferred revenue, current portion	2,218	78
Term loan and equipment financing obligations, current portion	176	293
Bonds payable, current portion	190	190

Total current liabilities	7,978	5,489
Term loan and equipment financing obligations, noncurrent portion	31	60
Bonds payable, noncurrent portion	875	875
Convertible subordinated notes	60,000	60,000
Deferred revenue, noncurrent portion	7,110	—
Other long-term liabilities	631	654
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at June 30, 2005 and December 31, 2004 respectively; 52,156 and 51,870 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	196,934	196,065
Note receivable from a stockholder	—	(37)
Deferred compensation	(2)	(4)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(257)	(268)
Accumulated deficit	(172,966)	(163,891)

Total stockholders’ equity	10,234	18,390

Total liabilities and stockholders’ equity	$86,859	$85,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Product revenue, net	$1,889	$1,760	$3,646	$3,125
Collaborative research and development and other revenue	6,930	1,320	10,527	3,340

Total revenues	8,819	3,080	14,173	6,465

Operating expenses:
Cost of revenues	689	867	1,360	1,432
Research and development	7,613	6,040	14,231	11,449
Selling, general and administrative	2,812	2,339	5,316	4,563
Amortization of intangible assets	303	308	606	643
Stock-based compensation(1)	343	135	393	170

Total operating expenses	11,760	9,689	21,906	18,257

Loss from operations	(2,941)	(6,609)	(7,733)	(11,792)
Other income (expense):
Interest and other income	407	289	892	593
Interest expense	(1,114)	(1,113)	(2,234)	(2,224)

Net other income (expense)	(707)	(824)	(1,342)	(1,631)

Net loss	$(3,648)	$(7,433)	$(9,075)	$(13,423)

Net loss per common share, basic and diluted	$(0.07)	$(0.14)	$(0.17)	$(0.26)

Shares used in computing basic and diluted net loss per share	52,047	51,396	51,967	51,260

(1) Stock-based compensation related to the following:
Cost of revenues	$—	$(2)	$—	$1
Research and development	—	126	46	153
Selling, general and administrative	343	11	347	16

	$343	$135	$393	$170

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(9,075)	$(13,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,672	2,236
Non-cash charges related to stock-based compensation	393	170
Changes in assets and liabilities:
Accounts receivable	(3,685)	(353)
Inventories	18	(12)
Prepaid expenses and other assets	540	393
Accounts payable	(416)	250
Accrued liabilities and other long-term liabilities	473	(408)
Contract research liability	386	(63)
Deferred revenue	9,250	246

Total adjustments	8,631	2,459

Net cash and cash equivalents used in operating activities	(444)	(10,964)

Cash flows from investing activities
Purchases of property and equipment	(1,212)	(527)
Purchases of available for sale securities	(5,350)	(35,744)
Proceeds from maturities of available-for-sale securities	16,873	33,261

Net cash and cash equivalents provided by (used in) investing activities	10,311	(3,010)

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(145)	(142)
Net proceeds from issuances of common stock	478	543
Proceeds from notes receivable from stockholders	37	50

Net cash and cash equivalents provided by financing activities	370	451

Net increase (decrease) in cash and cash equivalents	10,237	(13,523)
Cash and cash equivalents, beginning of the period	20,032	21,203

Cash and cash equivalents, end of the period	$30,269	$7,680

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, if applicable. All significant intercompany accounts and transactions during the periods the Company had a subsidiary prior to December 31, 2004, have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2005, the operating results for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$148	$175
Work in process	490	452
Finished goods	1,273	1,302

Total inventories	$1,911	$1,929

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

At June 30, 2005, the Company had five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss—as reported	$(3,648)	$(7,433)	$(9,075)	$(13,423)
Add: Stock-based employee compensation expense included in reported net loss	336	5	338	(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(819)	(789)	(1,807)	(1,250)

Pro forma net loss	$(4,131)	$(8,217)	$(10,544)	$(14,688)

Net loss per share:
Basic and diluted—as reported	$(0.07)	$(0.14)	$(0.17)	$(0.26)

Basic and diluted—pro forma	$(0.08)	$(0.16)	$(0.20)	$(0.29)

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

Upfront payment received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a systematic basis (based on a straight-line basis or upon the timing and level of work performed) over the period that the related research and development services are performed as defined in the respective agreements. Research and development revenue related to services performed under the collaborative arrangements with the Company’s corporate partners is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Milestone and royalties payments, if any, will be recognized as earned in accordance with the terms of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Comprehensive Loss

The Company’s comprehensive losses include unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended June 30, 2005 and 2004, the Company’s total comprehensive losses were $3.5 million and $7.8 million, respectively, compared to its net losses of $3.6 million and $7.4 million, respectively. For the six months ended June 30, 2005 and 2004, the Company’s total comprehensive losses were $9.1 million and $13.7 million, respectively, compared to its net losses of $9.1 million and $13.4 million, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase, during the period. Diluted net loss per share would include the impact of options and warrants to purchase common stock (using the treasury stock method) and convertible notes, if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented and inclusion of common stock equivalents would have been antidilutive for all the periods presented. The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(3,648)	$(7,433)	$(9,075)	$(13,423)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	52,047	51,398	51,967	51,289
Less: weighted-average shares subject to repurchase	—	(2)	—	(29)

Weighted-average shares used in computing basic and diluted net loss per share	52,047	51,396	51,967	51,260

Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.17)	$(0.26)

The computation of diluted net loss per share for the three months ended June 30, 2005 excludes the impact of options to purchase 8.2 million weighted average shares of common stock, warrants to purchase 770 shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at June 30, 2005, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2005 excludes the impact of options to purchase 8.4 million weighted average shares of common stock, warrants to purchase 770 shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended June 30, 2004 excludes the impact of options to purchase 7.4 million weighted average shares of common stock, warrants to purchase 1.0 million shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the six months ended June 30, 2004 excludes the impact of options to purchase 7.0 million weighted average shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to adopt SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R. These methodologies and assumptions may be different than those currently employed by the company in applying SFAS 123, outlined above in “Stock-Based Compensation” section of this note. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our consolidated results of operations.

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

Pursuant to the agreement, Endo was obligated to pay an upfront, nonrefundable fee of $10 million. In April 2005, Endo paid the Company the $10 million upfront fee, and will pay to the Company additional payments of up to approximately $35 million in the aggregate based upon achievement of predetermined regulatory and commercial milestones. In addition, Endo reimburses the Company for all qualified research and development expenses incurred for TRANSDUR-Sufentanil. Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination.

The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the currently anticipated Product Development Plan. Research and development expenses associated with the Company’s TRANSDUR-Sufentanil product candidate from March 10, 2005 to June 30, 2005 reimbursable by Endo under the license agreement were recognized as collaborative research and development revenue in the six months ended June 30, 2005.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,976)	$624
Patents	466	(352)	114
Other intangibles	3,260	(2,860)	400

Total	$7,326	$(6,188)	$1,138

	December 31, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,647)	$953
Patents	466	(319)	147
Other intangibles	3,260	(2,615)	645

Total	$7,326	$(5,581)	$1,745

Intangible assets subject to amortization at June 30, 2005 totaled $1.1 million, net of amortization. The Company expects to amortize the amounts as follows: $602,000 in the six months ending December 31, 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at June 30, 2005 and December 31, 2004. In 2004, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Subsequent Event

In July 2005, the Company entered into a privately negotiated agreement with a holder of its 6.25% Convertible Subordinated Notes, due June 2008, to exchange up to $5.0 million in principal amount of convertible notes for 317.4603 shares of common stock per $1,000 principal amount as originally defined in the indenture, plus additional shares to compensate the note holder for the early exchange. As of August 3, 2005, the Company exchanged approximately $1.0 million in principal amount of its 6.25% convertible notes for approximately 365,000 shares of the Company’s common stock pursuant to this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

SABER-Bupivacaine

Our post-operative pain relief depot product candidate (SABER-Bupivacaine) is a sustained release injectible using our SABER™ delivery system to deliver bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectible) or oral route. This product candidate is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for 3 days or more, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic.

*	NOTE: CHRONOGESIC®, ALZET®, SABER™, TRANSDUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

We initiated the Phase II program for this product candidate in October 2004 for the treatment of pain in patients following repair of inguinal hernia. We are currently conducting a Phase II dose escalation trial in Australia designed for dose optimization of the product candidate. The trial includes three cohorts and will evaluate the following factors: safety, pharmacokinetics, time to first supplemental analgesic, total supplemental analgesic usage, pain intensity and pain relief.

We completed dosing of first cohort of the Phase II clinical trial in February 2005 and completed dosing of the second cohort of the trial in May 2005. Six patients were enrolled in cohort 1, and fifteen patients were enrolled in cohort 2. In June 2005, we announced positive preliminary results from the second cohort of the Phase II study and the initiation of dosing of the third cohort of the study. We anticipate that approximately 60 patients will be enrolled in cohort 3 of the study.

TRANSDUR-Sufentanil

Our transdermal sufentanil product candidate (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication, to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. We commenced the Phase II program for this product candidate in February 2005. In March 2005, we entered into an agreement with Endo Pharmaceuticals Inc. (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. In the second quarter of 2005, we continued to work with Endo to perform preclinical and clinical activities with respect to this product candidate.

ORADUR- Oxycodone (Remoxy™)

In December 2002, we entered into an agreement with Pain Therapeutics, Inc. (Pain Therapeutics) under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology. ORADUR is our SABER-based oral gel cap technology. Products based on the ORADUR technology can take the form of an easy to swallow gelatin capsule that provides controlled release of active ingredients for a period of from 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR technology may also have the added benefit of being less prone to abuse than other sustained release dosage forms on the market today. The first product candidate being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Pain Therapeutics began Phase III clinical studies for Remoxy in December 2004. In June 2005, Pain Therapeutics announced that it had completed the enrollment and initiation of dosing in its Phase III study with Remoxy.

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

For the three months ended June 30, 2005, revenues from our collaborative agreements with Pain Therapeutics (Remoxy), Endo (TRANSDUR-Sufentanil) and Voyager (DURIN-Leuprolide) represented 13%, 36% and 27% of our total revenues. For the six months ended June 30, 2005, revenues from our collaborative agreements with Pain Therapeutics, Endo and Voyager represented 16%, 30% and 24% of our total revenues. At June 30, 2005, three customers accounted for 38%, 24% and 13% of our gross accounts receivable. At December 31, 2004, two customers accounted for 40% and 26% of our gross accounts receivable.

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

Since our inception in 1998, we have had a history of operating losses. At June 30, 2005, we had an accumulated deficit of $173.0 million. Our net loss for the six months ended June 30, 2005 was $9.1 million. Our losses were $27.6 million, $22.7 million and $37.2 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Upfront payment received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a systematic basis (based on a straight-line basis or upon the timing and level of work performed) over the period that the related research and development services are performed as defined in the respective agreements. Research and development revenue related to services performed under the collaborative arrangements with the Company’s corporate partners is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Milestone and royalties payments, if any, will be recognized as earned in accordance with the terms of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through June 30, 2005. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three and six months ended June 30, 2005 and 2004

Revenues. Net revenues were $8.8 million and $14.2 million in the three and six months ended June 30, 2005, respectively, compared to $3.1 million and $6.5 million for the corresponding periods in 2004. The increases in total revenues were primarily attributable to higher collaborative research and development revenue recognized from our agreements with strategic partners.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our biodegradable polymer products. Net product revenues were $1.9 million and $3.6 million in the three and six months ended June 30, 2005, respectively, compared to $1.8 million and $3.1 million for the corresponding periods in 2004. The increases were primarily due to higher product revenue from our ALZET mini pump product line resulted from a greater number of units sold in the three and six months ended June 30, 2005. Polymer sales remained comparable in both periods.

Collaborative research and development and other revenue

We also recognize revenues from collaborative research and development activities and service contracts. We recorded $6.9 million and $10.5 million of collaborative research and development revenue for the three and six months ended June 30, 2005, respectively, compared to $1.2 million and $3.0 million for the corresponding periods in 2004. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. The increase in collaborative research and development revenue in the three and six months ended June 30, 2005 was primarily attributable to our significantly increased development activities for TRANSDUR-Sufentanil (collaboration with Endo), DURIN-Leuprolide (collaboration with Voyager) and Remoxy (collaboration with Pain Therapeutics) compared with the same periods in 2004.

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

Other revenue from service contracts was $21,000 and $63,000 for the three and six months ended June 30, 2005 and $94,000 and $294,000 for the same periods in 2004. The service contract revenues were related to certain polymer related service contracts we signed with various customers through API, our former subsidiary. The decrease was primarily due to completion of certain service contracts in the three and six months ended June 30, 2005. We do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

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

Cost of revenues. Cost of revenues were $689,000 and $1.4 million for the three and six months ended June 30, 2005, respectively, from $867,000 and $1.4 million for the corresponding periods in 2004. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts through API, our former subsidiary. The decrease in the cost of revenues were primarily due to higher manufacturing efficiencies achieved from our existing commercial product lines in the three months ended June 30, 2005. Cost of revenues remained comparable for the six months ended June 30, 2005 and 2004.

Cost of revenues associated with product revenue were $677,000 and $1.3 million for the three and six months ended June 30, 2005, respectively, compared with $797,000 and $ 1.2 million for the corresponding periods in 2004. The decrease in the cost of revenues were primarily due to higher manufacturing efficiencies achieved from our existing commercial product lines in the three months ended June 30, 2005. The increase in cost of product revenue for the six months ended June 30, 2005 was primarily the result of higher product revenue of our ALZET mini pump product line compared with the same period in 2004.

Cost of service revenues were $12,000 and $55,000 for the three and six months ended June 30, 2005, respectively, compared with $69,000 and $258,000 for the same periods of 2004 due to a decline in our service contract revenue related to our polymer business. As of June 30, 2005 and 2004, we had 20 manufacturing employees. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses were $7.6 million and $14.2 million for the three and six months ended June 30, 2005, respectively, compared with $6.0 million and $11.4 million for the corresponding periods in 2004. The increases in the three and six months ended June 30, 2005 was primarily attributable to the higher employee costs and higher development expenses for SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy and DURIN-Leuprolide, partially offset by lower development expenses for CHRONOGESIC, compared with the same periods in 2004.

In the three and six months ended June 30, 2005, we continued with Phase II clinical trials and animal toxicological studies for SABER-Bupivacaine. In addition, we incurred higher expenses for formulation development, clinical and non-clinical studies for TRANSDUR-Sufentanil in the three and six months ended June 30, 2005 compared with the same periods in 2004 as we commenced a Phase II clinical program and conducted animal studies for this product candidate in the first six months of 2005. We also incurred higher research and development expenses for Remoxy and DURIN-Leuprolide in the three and six months ended June 30, 2005 compared with the same periods in 2004. As of June 30, 2005, we had 82 research and development employees compared with 63 as of the corresponding date in 2004. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates.

Selling, General and Administrative. Selling, general and administrative expenses were $2.8 million and $5.3 million for the three and six months ended June 30, 2005, respectively, compared with $2.3 million and $4.6 million for the corresponding periods in 2004. The increase was primarily due to higher employee related costs, severance expenses and external costs to comply with the Sarbanes-Oxley Act. As of June 30, 2005, we had 30 selling, general and administrative personnel compared with 33 as of the corresponding date in 2004. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements.

Amortization of intangible assets. Amortization of intangible assets was $303,000 and $606,000 for the three and six months ended June 30, 2005, respectively, compared with $308,000 and $643,000 for the corresponding periods in 2004, respectively. The amortization of intangible assets decreased slightly in the three and six months ended June 30, 2005 as certain intangible assets were fully amortized in the quarter ended June 30, 2004. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2004, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at June 30, 2005 was $1.1 million, which will be amortized as follows: $602,000 for the six months ending December 31, 2005, $424,000 for the year ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three and six months ended June 30, 2005, we recorded $343,000 and $393,000 of stock-based compensation including expenses related to modifications of certain employee stock options, compared with $135,000 and $170,000 recorded for the corresponding periods in 2004. Of these amounts, employee stock-based compensation related to the following: cost of revenues of none for both the three and six months ended June 30, 2005, and ($2,000) and $1,000 for the corresponding periods in 2004; research and development expenses of none and $1,000 for the three and six months ended June 30, 2005, compared with $2,000 and ($26,000) for the corresponding periods in 2004; and selling, general and administrative expenses of $336,000 and $338,000 in the three and six months ended June 30, 2005, compared with $5,000 and $10,000 for the corresponding periods in 2004.

Non-employee stock compensation related to research and development expenses were none and $45,000 for the three and six months ended June 30, 2005, compared with $124,000 and $179,000 for the corresponding periods in 2004. Non-employee stock compensation related to selling, general and administrative expenses was $7,000 and $9,000 for the three and six months ended June 30, 2005, compared with $6,000 and $6,000 in the corresponding periods in 2004. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

Other Income (Expense). Interest and other income was $407,000 and $892,000 for the three and six months ended June 30, 2005, respectively, from $289,000 and $593,000 for the corresponding periods in 2004. The increase in interest and other income was primarily the result of higher yields on our cash and investment balances during the three and six months ended June 30, 2005. The increase during the six months ended June 30, 2005 was also due to the receipt of approximately $150,000 settlement from our former collaboration partner in the first quarter of 2005. Interest expense was $1.1 million and $2.2 million for both the three and six months ended June 30, 2005 and 2004. The interest expenses were primarily due to the interest accrued on the $60.0 million convertible notes we issued in June and July of 2003.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents and investments totaling $60.5 million at June 30, 2005 compared to $61.8 million at December 31, 2004. These numbers include $2.4 million and $2.8 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2005 and December 31, 2004, respectively. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2005 was primarily the result of ongoing operating expenses, partially offset by payments received from collaborative partners and customers.

Working capital was $51.4 million and $42.1 million at June 30, 2005 and December 31, 2004, respectively. The increase was primarily attributable to the $10.0 million of upfront payment received from Endo in connection with the license agreement signed in March 2005, offset by our operating expenditures in the six months ended June 30, 2005.

We used $444,000 of cash for operations for the six months ended June 30, 2005 compared to $11.0 million for the corresponding period in 2004. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the $10.0 million of upfront payment received from Endo for the six months ended June 30, 2005.

We received $10.3 million of cash from investing activities for the six months ended June 30, 2005 compared to $3.0 million of cash used for the corresponding period in 2004. The increase in cash provided by investing activities was primarily due to a net increase in proceeds from maturities of available for sale securities, net of investment purchases, partially offset by an increase in purchases of plant and equipment during the six months ended June 30, 2005.

We received $370,000 of cash from financing activities for the six months ended June 30, 2005 compared to $451,000 for the corresponding period in 2004. The slight decrease in cash received from financing activities was primarily due to lower proceeds from exercises of stock options and notes receivable from stockholders during the six months ended June 30, 2005.

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

On July 21, 2005, we entered into a privately negotiated agreement with a holder of our 6.25% Convertible Subordinated Notes, due June 2008, to exchange up to $5.0 million in principal amount of convertible notes for 317.4603 shares of common stock per $1,000 principal amount as originally defined in the indenture, plus additional shares to compensate the note holder for early exchange. As of August 3, 2005, we exchanged approximately $1.0 million in principal amount of our 6.25% convertible notes for approximately 365,000 shares of our common stock pursuant to this agreement. We may enter into similar transactions from time to time with holders of its convertible notes if we are able to do so on acceptable terms and depending on capital market conditions.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2005, the remaining principal payments of the bonds were $1.1 million.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations at June 30, 2005 as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	Total
Convertible subordinated notes (1)	$1,875	$3,750	$3,750	$61,875	$—	$71,250
Long-term debt (1)	228	263	258	258	258	1,265
Term loan (1)	144	24	—	—	—	168
APT acquisition consideration payable (2)	250	500	—	—	—	750
Capital lease	6	11	11	10	6	44
Operating lease obligations	1,400	1,950	1,353	1,331	270	6,304

Total contractual cash obligations	$3,903	$6,498	$5,372	$63,474	$534	$79,781

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to adopt SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our consolidated results of operations.

Factors that May Affect Future Results

In addition to the other information in this Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

We have not completed development of any of our pharmaceutical systems, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we or our collaborative partners must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our SABER Bupivacaine and TRANSDUR-Sufentanil product candidates, Remoxy, our DURIN-Leuprolide product candidate and our CHRONOGESIC product candidate, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of our SABER-based post-operative pain depot product candidate, our TRANSDUR-Sufentanil patch, Remoxy, our DURIN-based Alzheimer’s disease product candidate, CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our collaborative partners must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before they can be sold

Before we or our collaborative partners can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted disease. The clinical development status of our most advanced programs is as follows:

•	SABER-Bupivacaine—Phase I trial completed and Phase II trial initiated. Dosing of first and second cohorts of Phase II trial completed as of May 2005. Dosing of the third cohort of Phase II trial initiated as of June 2005.

•	TRANSDUR-Sufentanil Patch—Dosing of Phase I trial completed and first trial of Phase II program initiated as of February 2005.

•	ORADUR-Oxycodone (Remoxy)—Phase I trial completed and Phase III program initiated by Pain Therapeutics. In June 2005, Pain Therapeutics announced that it has completed the enrollment and initiation of dosing in its Phase III study with Remoxy.

•	DURIN-Leuprolide for Alzheimer’s disease—Phase I trial initiated by Voyager. Enrollment completed in Phase I trial as of January 2005.

•	CHRONOGESIC—Phase I, Phase II and Pilot Phase III completed. Redesigning the system to address premature shutdown problem and will resume clinical trials when system design is completed.

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

The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We or our third-party collaborators may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we or our third-party collaborators enroll the number of patients we expect in the time frame we expect, such clinical trials may not provide the data necessary to support regulatory approval for the product candidates for which they were conducted. Additionally, we or our third-party collaborators may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we or our third-party collaborators may fail to complete and submit a new drug application as scheduled. The Food and Drug Administration may not clear any such application in a timely manner or may deny the application entirely.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components including our SABER Bupivacaine and TRANSDUR-Sufentanil patch product candidate, Remoxy, our DURIN-based Alzheimer’s disease product candidate and our CHRONOGESIC product candidate. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. In the future, we will continue to consider ways to optimize our manufacturing process and to explore possible changes to improve product performance and quality, increase efficiencies and lower costs. We have also committed to manufacture and supply product or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party partners.

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

Failure to obtain product approvals or comply with ongoing governmental regulations could delay or limit introduction of our product candidates and result in failure to achieve anticipated revenues

The manufacture and marketing of our product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can market or sell our product candidates in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We or our third-party collaborators, as applicable, may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We or our third-party collaborators, as applicable, may not be able to timely reach agreement with the FDA on our clinical trial protocols or on the required data we or they must collect to continue with our clinical trials or eventually commercialize our product candidates.

We or our third-party collaborators, as applicable, may also encounter delays or rejections based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We or our third-party collaborators, as applicable, may encounter similar delays in foreign countries. Sales of our product candidates outside the United States are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We or our third-party collaborators, as applicable, may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we or our third-party collaborators, as applicable, fail to obtain timely clearance or approval for our product candidates, we or they will not be able to market and sell our product candidates, which will limit our ability to generate revenue.

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

Our near-term revenues depend on collaborations agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to our managing our operations. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and Voyager with respect to DURIN-Leuprolide, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

We do not have or have limited control over the development, sales and distribution for our product candidates which are the subject of third-party collaborative or license agreements

We have yet to establish any marketing, sales or distribution capabilities for our pharmaceutical system product candidates, and therefore are dependent on third-party companies to market, sell and distribute such product candidates. We have entered into agreements with Endo related to the promotion and distribution of our CHRONOGESIC and TRANSDUR-Sufentanil product candidates in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and DURIN-Leuprolide, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including the SABER post-operative pain depot, the TRANSDUR-Sufentanil patch, Remoxy, the DURIN-Leuprolide and the CHRONOGESIC product candidates) are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations

As of June 30, 2005, we had approximately $60.0 million in long-term convertible subordinated notes which mature in June 2008, $31,000 in non-current lease obligations, $875,000 in non-current bonds payable and $631,000 in other long-term liabilities. Our substantial indebtedness, which totals $61.5 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2005 we had cash and investments valued at approximately $60.5 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2005, had an accumulated deficit of approximately $173.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock in the open market. These transactions could dilute existing stockholders and increase the volatility of our stock.

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding 6.25% Convertible Subordinated Notes due June 2008 from time to time in privately negotiated transactions under Section

3(a)(9) of the Securities Act of 1933. On July 21, 2005, we entered into an agreement for such a transaction for notes with an aggregate principal amount of up to $5.0 million. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock.

Our stock price may fluctuate, and your investment in our stock could decline in value

The average daily trading volume of our common stock for the three months ending June 30, 2005, was 224,659 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue. In accordance with our Common Stock Purchase Agreement with Endo, we filed a registration statement on Form S-3 with the SEC on August 29, 2003 to register 1,533,742 shares of our common stock issued to Endo and 485,122 shares issued to former APT shareholders for resale. The registration statement was declared effective by the SEC on September 26, 2003. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes for resale on August 29, 2003. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as these registration statements are effective, shares covered thereunder are tradeable without limitation. If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our SABER post-operative pain depot, TRANSDUR-Sufentanil patch, Remoxy, DURIN-Leuprolide and CHRONOGESIC product candidates. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of June 30, 2005, we held 25 issued U.S. patents and 14 issued foreign patents. In addition, we have 42 pending U.S. patent applications and have filed 50 patent applications under the Patent Cooperation Treaty, from which 105 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123R. We will be required to adopt SFAS 123R no later than the fiscal year that begins after June 15, 2005. Our adoption will be applied on a modified prospective basis and measured compensation expense will be recognized commencing on January 1, 2006. We expect that our adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123R which was revised in December 2004, and certain SEC rules and regulations and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our consolidated results of operations and financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our consolidated results of operations.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2005, approximately 84% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 51% of our investment portfolio matures less than 90 days from the date of purchase. The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2005 by year of maturity (dollars in thousands):

	2005	2006	2007	2008	Total
Cash equivalents:
Fixed rate	$29,447	$—	$—	$—	$29,447
Average fixed rate	3.20%	—%	—%	—%	3.20%
Variable rate	$13	$—	$—	$—	$13
Average variable rate	3.27%	—%	—%	—%	3.27%
Short-term investments:
Fixed rate	$9,765	$9,153	$—	$—	$18,918
Average fixed rate	2.02%	2.22%	—%	—%	2.11%
Long-term investments:
Fixed rate	$—	$5,910	$2,017	$999	$8,926
Average fixed rate	—%	2.52%	3.35%	4.00%	2.87%
Restricted investments:
Fixed rate	$2,425	$—	$—	$—	$2,425
Average fixed rate	0.88%	—%	—%	—%	0.88%

Total investment securities	$41,650	$15,063	$2,017	$999	$59,729

Average rate	2.55%	2.35%	3.35%	4.00%	2.56%

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

Changes in Internal Control Over Financial Reporting: Mr. Thomas A. Schreck resigned as Chief Financial Officer of the Company effective April 30, 2005. However, there were no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 22, 2005, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2008:

David R. Hoffmann	(42,344,702 votes for, 1,438,136 votes withheld)
Jon S. Saxe	(37,099,909 votes for, 6,682,929 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Amendment of the Company’s 2000 Stock Plan (25,100,541 votes in favor, 7,468,289 votes opposed, 266,694 votes abstaining and 10,947,314 non-votes).

•	Amendment of the Company’s 2000 Directors’ Stock Option Plan (24,131,084 votes in favor, 8,439,161 votes opposed, 265,279 votes abstaining and 10,947,314 non-votes).

•	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005 (43,729,307 votes in favor, 16,850 votes opposed, 36,681 votes abstaining and 0 non-votes).

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits:

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Jian Li.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jian Li.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 4, 2005

By:	/s/ JIAN LI
Jian Li Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: August 4, 2005