Form 10-Q/A
period 2005-06-30
DURECT CORP
filed 2005-08-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

DURECT Corporation is amending this Form 10-Q for the sole purpose of adding as an Exhibit an agreement that the Company previously disclosed and described on a Form 8-K filed April 11, 2005.

2

ITEM 6. Exhibits

(a) Exhibits:

10.43	Letter Agreement Re Departure between the Company and Thomas A. Schreck dated as of April 8, 2005.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Jian Li.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jian Li.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 9, 2005

By:	/s/ JIAN LI
Jian Li Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: August 9, 2005

4