Form 10-Q
period 2005-09-30
DURECT CORP
filed 2005-10-13
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of September 30, 2005, there were 53,283,459 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,913	$20,032
Short-term investments	20,813	21,765
Short-term restricted investments	318	—
Accounts receivable, net of allowances of $121 and $208, respectively	5,770	2,481
Inventories	2,124	1,929
Prepaid expenses and other current assets	1,852	1,364

Total current assets	59,790	47,571
Property and equipment, net	7,263	7,112
Goodwill	6,399	6,399
Intangible assets, net	835	1,745
Long-term investments	7,455	17,218
Long-term restricted investments	1,741	2,798
Other long-term assets	2,061	2,625

Total assets	$85,544	$85,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$909	$1,658
Accrued liabilities and other	3,818	2,299
Contract research liability	911	554
Acquisition cost payable	500	250
Interest payable on convertible notes	1,082	167
Deferred revenue, current portion	2,237	78
Term loan and equipment financing obligations, current portion	104	293
Bonds payable, current portion	190	190

Total current liabilities	9,751	5,489
Term loan and equipment financing obligations, noncurrent portion	29	60
Bonds payable, noncurrent portion	875	875
Convertible subordinated notes	57,337	60,000
Deferred revenue, noncurrent portion	6,563	—
Other long-term liabilities	108	654
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at September 30, 2005 and December 31, 2004 respectively; 53,283 and 51,870 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5	5
Additional paid-in capital	200,611	196,065
Note receivable from a stockholder	—	(37)
Deferred compensation	(1)	(4)
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(276)	(268)
Accumulated deficit	(175,978)	(163,891)

Total stockholders’ equity	10,881	18,390

Total liabilities and stockholders’ equity	$85,544	$85,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Product revenue, net	$1,653	$1,776	$5,299	$4,901
Revenue from sale of intellectual property rights	1,600	—	1,600	—
Collaborative research and development and other revenue	5,369	1,589	15,896	4,929

Total revenues	8,622	3,365	22,795	9,830

Operating expenses:
Cost of revenues	573	685	1,933	2,117
Research and development	6,964	6,571	21,195	18,020
Selling, general and administrative	2,699	2,262	8,015	6,825
Amortization of intangible assets	303	303	909	946
Stock-based compensation(1)	60	8	453	178

Total operating expenses	10,599	9,829	32,505	28,086

Loss from operations	(1,977)	(6,464)	(9,710)	(18,256)
Other income (expense):
Interest and other income	467	326	1,359	919
Interest expense	(1,095)	(1,122)	(3,329)	(3,346)
Debt conversion expense	(403)	—	(403)	—

Net other income (expense)	(1,031)	(796)	(2,373)	(2,427)

Loss before income taxes	(3,008)	(7,260)	(12,083)	(20,683)
Income tax provision	4	—	4	—

Net loss	$(3,012)	$(7,260)	$(12,087)	$(20,683)

Net loss per share, basic and diluted	$(0.06)	$(0.14)	$(0.23)	$(0.40)

Shares used in computing basic and diluted net loss per share	52,786	51,670	52,240	51,397

(1) Stock-based compensation related to the following:
Cost of revenues	$—	$—	$—	$1
Research and development	60	3	106	156
Selling, general and administrative	—	5	347	21

	$60	$8	$453	$178

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(12,087)	$(20,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,419	3,735
Non-cash charges related to stock-based compensation	453	178
Non-cash expense related to the early conversion of convertible subordinated notes	403	—
Changes in assets and liabilities:
Accounts receivable	(3,289)	(544)
Inventories	(195)	61
Prepaid expenses and other assets	(15)	602
Accounts payable	(749)	436
Accrued liabilities and other long-term liabilities	1,473	(251)
Contract research liability	357	(330)
Interest payable on convertible notes	915	937
Deferred revenue	8,722	402

Total adjustments	10,494	5,226

Net cash and cash equivalents used in operating activities	(1,593)	(15,457)

Cash flows from investing activities
Purchases of property and equipment	(1,660)	(613)
Purchases of available for sale securities	(11,601)	(42,051)
Proceeds from maturities of available-for-sale securities	23,047	54,747

Net cash and cash equivalents provided by investing activities	9,786	12,083

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(220)	(214)
Net proceeds from issuances of common stock	871	580
Proceeds from notes receivable from stockholders	37	50

Net cash and cash equivalents provided by financing activities	688	416

Net increase (decrease) in cash and cash equivalents	8,881	(2,958)
Cash and cash equivalents, beginning of the period	20,032	21,203

Cash and cash equivalents, end of the period	$28,913	$18,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is an emerging specialty pharmaceuticals company focused on the development of pharmaceutical systems based on its proprietary drug delivery technology platforms. The Company has several product candidates under development by itself and with third-party collaborators in the areas of pain and other chronic diseases and disorders. The Company also manufactures and sells osmotic pumps used in laboratory research. In addition, the Company conducts research and development of pharmaceutical product candidates with third-party pharmaceutical and biotechnology company partners.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, if applicable. All significant intercompany accounts and transactions during the periods the Company had a subsidiary prior to December 31, 2004, have been eliminated. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2005, the operating results for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$198	$175
Work in process	576	452
Finished goods	1,350	1,302

Total inventories	$2,124	$1,929

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

At September 30, 2005, the Company had five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss when all options granted under those plans have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss—as reported	$(3,012)	$(7,260)	$(12,087)	$(20,683)
Add: Stock-based employee compensation expense included in reported net loss	1	3	340	(12)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(783)	(770)	(2,590)	(2,020)

Pro forma net loss	$(3,794)	$(8,027)	$(14,337)	$(22,715)

Net loss per share:
Basic and diluted—as reported	$(0.06)	$(0.14)	$(0.23)	$(0.40)

Basic and diluted—pro forma	$(0.07)	$(0.16)	$(0.27)	$(0.44)

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

Revenue from the sale of intellectual property rights is recognized upon assignment of such rights by the Company to a third party, provided the collectibility is assured and the Company has no future performance obligations related to such rights, except for the on-going de minimus assistance the Company would provide to the third party with respect to the maintenance of such rights.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators.

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

The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Partner
Endo Pharmaceuticals, Inc. (1)	$1,759	$—	$6,043	$—
Pain Therapeutics, Inc. (2)	1,113	634	3,424	2,667
Voyager Pharmaceutical Corporation	2,334	786	5,748	1,649
Others	146	73	598	154

Total collaborative research and development revenue	$5,352	$1,493	$15,813	$4,470

Notes:

1.	Amounts related to up-front fees were $547,000 and none for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and none for the nine months ended September 30, 2005 and 2004, respectively.

2.	Amounts related to up-front fees were both none for the three months ended September 30, 2005 and 2004, and none and $140,000 for the nine months ended September 30, 2005 and 2004, respectively.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process. Milestone payments are triggered either by the results of the Company’s research and development efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a collaboration partner. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, the Company has no future performance obligations related to that milestone payment.

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

Comprehensive Loss

The Company’s comprehensive losses include unrealized gains and losses on the Company’s available-for-sale securities. For the three months ended September 30, 2005 and 2004, the Company’s total comprehensive losses were $3.0 million and $7.1 million, respectively, compared to its net losses of $3.0 million and $7.3 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company’s total comprehensive losses were $12.1 million and $20.9 million, respectively, compared to its net losses of $12.1 million and $20.7 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(3,012)	$(7,260)	$(12,087)	$(20,683)

Basic and diluted weighted-average shares:
Weighted-average shares of common stock outstanding	52,786	51,670	52,240	51,416
Less: weighted-average shares subject to repurchase	—	—	—	(19)

Weighted-average shares used in computing basic and diluted net loss per share	52,786	51,670	52,240	51,397

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.23)	$(0.40)

The computation of diluted net loss per share for the three months ended September 30, 2005 excludes the impact of options to purchase 7.8 million weighted average shares of common stock and 18.6 million shares of common stock issuable upon conversion of the subordinated notes at September 30, 2005, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2005 excludes the impact of options to purchase 8.2 million weighted average shares of common stock, warrants to purchase 369 shares of common stock and 18.9 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

The computation of diluted net loss per share for the three months ended September 30, 2004 excludes the impact of options to purchase 7.2 million weighted average shares of common stock, warrants to purchase 1.0 million shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive. The computation of diluted net loss per share for the nine months ended September 30, 2004 excludes the impact of options to purchase 7.1 million weighted average shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as such impact would be antidilutive.

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. Most of our lease agreements include renewal periods at the Company’s option. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We capitalize rent costs incurred during the construction period of leased facilities. Rent costs are expensed as incurred subsequent to the construction period. We record tenant improvement allowances as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations.

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

Note 2. Agreements

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

The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current Product Development Plan pursuant to the agreement. For the three and nine month periods ended September 30, 2005, the Company recognized $547,000 and $1.2 million, respectively, in collaborative research and development revenue related to this upfront fee. Research and development expenses associated with the Company’s TRANSDUR-Sufentanil product candidate from March 10, 2005 to September 30, 2005 reimbursable by Endo under the license agreement were recognized as collaborative research and development revenue in the nine months ended September 30, 2005.

Patent Assignment

On August 8, 2005, the Company entered into a Purchase Agreement and an Option Agreement with Intervet Inc. (collectively the “Agreements”). Under the Agreements, in addition to other covenants, rights and obligations specified to each party, the Company assigned to Intervet its entire right, title and interest to a U.S. patent, previously jointly owned by the parties, and Intervet agreed to pay the Company $1.6 million. The Company received the payment of $1.6 million from Intervet in August 2005 and recognized the $1.6 million as revenue in the three months ended September 30, 2005 as the Company does not have continuing obligations under the purchase agreement except for the on-going de minimus assistance the Company would provide to Intervet with respect to the maintenance of such patent.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,140)	$460
Patents	466	(368)	98
Other intangibles	3,260	(2,983)	277

Total	$7,326	$(6,491)	$835

	December 31, 2004
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(2,647)	$953
Patents	466	(319)	147
Other intangibles	3,260	(2,615)	645

Total	$7,326	$(5,581)	$1,745

Intangible assets subject to amortization at September 30, 2005 totaled $835,000, net of amortization. The Company expects to amortize the amounts as follows: $299,000 in the three months ending December 31, 2005, $424,000 in the year of 2006, $31,000 in each of the years 2007, 2008 and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at September 30, 2005 and December 31, 2004. In 2004, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Long-term Debt

In July 2005, the Company entered into a privately negotiated agreement with a holder of its 6.25% Convertible Subordinated Notes, due June 2008, to exchange up to $5.0 million in principal amount of convertible notes for 317.4603 shares of common stock per $1,000 principal amount as originally defined in the indenture, plus additional shares to compensate the note holder for the early exchange. In July and August 2005, the Company exchanged and converted approximately $2.2 million in principal amount of its 6.25% convertible notes for an aggregate of approximately 687,000 shares of the Company’s common stock issuable pursuant to the original terms of the notes as defined in the indenture, plus approximately 67,000 additional shares to compensate the note holder for the early exchange pursuant to this agreement. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”, the Company recorded debt conversion expense of approximately $403,000 associated with induced early conversion of this debt. The Company issued the shares of common stock under an exemption from the registration requirements of the 1933 Act provided by Section 3(a)(9) of the 1933 Act.

In September 2005, a holder of the Company’s 6.25% Convertible Subordinated Notes due 2008 converted $500,000 in aggregate principal amount of convertible notes for 158,730 shares of common stock pursuant to the original terms of the notes as defined in the indenture.

As of September 30, 2005, the remaining principal balance of the Company’s 6.25% Convertible Subordinated Notes due 2008 was $57.3 million.

Note 5. Operating Lease

In September 2005, the Company entered into a lease agreement to lease approximately 40,560 square feet of office and lab space in Cupertino, California. The lease term commences on December 1, 2005 and expires on November 30, 2012 with an option to extend for up to additional six years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Factors that May Affect Future Results” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical products based on proprietary drug delivery technology platforms. We are developing and commercializing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration and providing sustained drug delivery. Our proprietary drug delivery technology platforms include:

•	SABER™ Delivery System - a patented and versatile depot injectable useful for protein and small molecule delivery that can be formulated for systemic or local administration. The advantages of SABER may include reduced side effects, longer duration and smaller injection volume. Our first application is for controlled delivery of bupivacaine for post-operative pain relief, for which we own all worldwide rights. This product candidate is currently in Phase II clinical trials.

•	TRANSDUR™ Delivery System - a proprietary transdermal patch technology. The advantages of TRANSDUR may include less potential for abuse, longer use per patch and smaller patch size. Our first application is for a transdermal sufentanil patch which we have licensed to Endo Pharmaceuticals for the U.S. and Canada. This product candidate is currently in Phase II clinical trials.

•	ORADUR™ - an oral sustained release gel-cap technology. We believe that ORADUR can transform short-acting oral capsule forms into oral sustained release technology products with the added benefit of being less prone to abuse. Our first application is Remoxy, a novel, long-acting, abuse deterrent-oral formulation of the opioid oxycodone, for which we have licensed worldwide rights to Pain Therapeutics. This product candidate is currently in Phase III clinical trials.

•	DURIN™ Biodegradable Implant - a proprietary biodegradable drug-loaded implant that is absorbed into the body. DURIN enables parenteral (injectable) delivery over a period of weeks or months of both large and small molecules using our proprietary polymers. The advantages of DURIN may include small size, longer duration and constant rate of delivery. Our first application is Memryte, a novel long-acting potential therapy for the treatment of Alzheimer’s disease using leuprolide, for which we have licensed worldwide rights to Voyager Pharmaceutical Corp. Voyager is currently recruiting patients for pivotal Phase III clinical studies using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease.

*	NOTE: CHRONOGESIC®, ALZET®, SABER™, TRANSDUR™, ORADUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

•	DUROS® System - an osmotic implant technology licensed to us for specified fields from ALZA Corporation, a Johnson & Johnson Company. DUROS is a miniature drug-dispensing subcutaneous pump which can be as small as a matchstick that can be used for therapies requiring systemic or site-specific administration of drug. The advantages of DUROS may include precise constant drug delivery of potent molecules. Our first application is CHRONOGESIC, designed to deliver sufentanil for a period of three months for treatment of chronic pain, which we have licensed to Endo Pharmaceuticals for the U.S. and Canada. This product candidate completed a pilot Phase III clinical trial. Clinical trials have been suspended pending system redesign.

•	MICRODUR™ Biodegradable Microparticulates—a microsphere injectable system.

Our pharmaceutical systems combine engineering innovations and delivery technology with our proprietary pharmaceutical and biotechnology drug formulations. By integrating these technologies, we are able to control the rate and duration of drug administration as well as target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating medical conditions over an extended period of time. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biotechnology molecules such as proteins, peptides and genes.

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

In addition to developing our own proprietary products, we also partner with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have five disclosed on-going development programs of which four are in collaboration with pharmaceutical partners. The following are our most advanced product candidates in development:

SABER-Bupivacaine

Our post-operative pain relief depot product candidate (SABER-Bupivacaine) is a sustained release injectable using our SABER™ delivery system to deliver bupivacaine. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. This product candidate is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for 3 days or more, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. Bupivacaine, the active agent for the product candidate, is currently FDA-approved for use as a local anesthetic in the post surgical setting.

We are currently conducting a Phase II dose escalation trial in Australia and the United Kingdom designed for dose optimization of the product candidate. The Australian trial includes three cohorts, and the United Kingdom trial has one cohort. Each will evaluate the following factors: safety, pharmacokinetics, time to first supplemental analgesic, total supplemental analgesic usage, pain intensity and pain relief. As of September 2005, we have completed enrollment dosing of all three cohorts consisting of an aggregate of approximately 80 patients in the Phase II clinical trial in Australia.

We completed dosing of first cohort of the Australian Phase II clinical trial in February 2005, dosing of the second cohort of the trial in May 2005 and completed dosing of the third cohort of the trial in September 2005. Six patients were enrolled in cohort 1, fifteen patients were enrolled in cohort 2 and 60 patients were enrolled in cohort 3. In June 2005, we announced positive preliminary results from the second cohort of the Phase II study. Enrollment in the United Kingdom trial is ongoing.

TRANSDUR-Sufentanil

Our transdermal sufentanil product candidate (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. This product candidate is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients.

We commenced the Phase II program for our TRANSDUR-sufentanil product candidate in February 2005. In March 2005, we entered into an agreement with Endo Pharmaceuticals Inc. (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have also retained limited co-promotion rights to this product candidate in the U.S. and Canada. In the third quarter of 2005, we continued to perform development activities for Endo with respect to this product candidate. We expect to announce data from an on-going clinical trial in the Phase II program by the end of 2005.

ORADUR- Oxycodone (Remoxy™)

In December 2002, we entered into an agreement with Pain Therapeutics, Inc. (Pain Therapeutics) under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology. ORADUR is our SABER-based oral gel cap technology. Products based on the ORADUR technology can take the form of an easy to swallow gelatin capsule that provides controlled release of active ingredients for a period of from 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR technology may also have the added benefit of being less prone to abuse than other sustained release dosage forms on the market today. The first product candidate being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. This product candidate is intended for patients with chronic pain.

Pain Therapeutics began Phase III clinical studies for Remoxy in December 2004. In June 2005, Pain Therapeutics announced that it had completed the enrollment and initiation of dosing in its Phase III study with Remoxy. In September 2005, Pain Therapeutics announced that it achieved positive Phase III clinical results for Remoxy, and it intends to initiate a second Phase III study by year-end 2005.

DURIN-Leuprolide (Memryte™)

In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager) under which we granted Voyager the exclusive, worldwide right to develop and commercialize a product candidate using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. DURIN is our proprietary biodegradable polymeric implant drug delivery technology which can deliver a wide variety of drugs from several weeks to six months or more.

Voyager has completed dosing of one Phase I trial for this product candidate, has performed one Phase II proof of concept trial using the active pharmaceutical agent for this product candidate and has another such trial ongoing. Voyager has announced that the FDA has agreed to Voyager’s clinical development plan and indicated that the results from Voyager’s clinical trials to date were adequate to initiate Phase III trials. Voyager is currently recruiting patients for pivotal Phase III clinical studies using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease.

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

To date, we have completed a Phase I clinical trial, a Phase II clinical trial, a pharmacokinetic trial and a pilot Phase III clinical trial for the CHRONOGESIC product candidate. We are presently working to redesign the delivery system to address performance issues. We have stopped all clinical testing of the product candidate and will not resume clinical testing until the system redesign is completed.

DURECT Research Programs

We are also currently researching and developing additional pharmaceutical systems in a variety of therapeutic areas, including chronic pain, central nervous system disorders and cardiovascular diseases based on our proprietary drug delivery platform technologies.

For the three months ended September 30, 2005, revenues from our collaborative agreements with Pain Therapeutics (Remoxy), Endo (TRANSDUR-Sufentanil) and Voyager (DURIN-Leuprolide) represented 13%, 20% and 27% of our total revenues. For the nine months ended September 30, 2005, revenues from our collaborative agreements with Pain Therapeutics, Endo and Voyager represented 15%, 27% and 25% of our total revenues. At September 30, 2005, three customers accounted for 28%, 24% and 40% of our gross accounts receivable. At December 31, 2004, two customers accounted for 40% and 26% of our gross accounts receivable.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2005, we had an accumulated deficit of $176.0 million. Our net loss for the nine months ended September 30, 2005 was $12.1 million. Our losses were $27.6 million, $22.7 million and $37.2 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements. We also expect to incur additional non-cash expenses relating to amortization of intangible assets and stock-based compensation. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue from the sale of intellectual property rights is recognized upon assignment of such rights by us to a third party, provided the collectibility is assured and we have no future performance obligations related to such rights, except for the on-going de minimus assistance we would provide to the third party with respect to the maintenance of such rights.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan defined in the respective agreements between us and our third-party collaborators.

Research and development revenue related to services performed under the collaborative arrangements with our corporate partners is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a collaboration partner. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment.

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

In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) became effective. As a result, we ceased amortizing approximately $4.7 million of goodwill and assembled workforce. In lieu of amortization, we perform a review for impairment at least annually. No impairment of goodwill has been recorded through September 30, 2005. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three and nine months ended September 30, 2005 and 2004

Revenues. Net revenues were $8.6 million and $22.8 million in the three and nine months ended September 30, 2005, respectively, compared to $3.4 million and $9.8 million for the corresponding periods in 2004. The increases in total revenues were primarily attributable to higher collaborative research and development revenue recognized from our agreements with strategic partners, as well as $1.6 million in patent revenue from our agreement with Intervet, Inc.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our biodegradable polymer products. Net product revenues were $1.7 million and $5.3 million in the three and nine months ended September 30, 2005, respectively, compared to $1.8 million and $4.9 million for the corresponding periods in 2004. The decrease in the three months ended September 30, 2005 was primarily due to lower product revenue from our biodegradable polymer products related to the timing of orders from major customers of our polymer products. The increase in the nine months ended September 30, 2005 was primarily due to higher product revenue from our ALZET mini pump product line resulting from a greater number of units sold in the nine months ended September 30, 2005. In the future, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines.

Revenue from sale of intellectual property rights

We recorded $1.6 million of revenue from the sale of intellectual property rights for both the three and nine months ended September 30, 2005, respectively, compared with none for the corresponding periods in 2004. The $1.6 million of revenue was recognized upon our assignment of certain intellectual property rights to Intervet, Inc. in the three months ended September 30, 2005. Under the agreement, we assigned to Intervet our entire right, title and interest to a U.S. Patent, previously jointly owned by the parties. In connection with this agreement, Intervet paid us $1.6 million in the third quarter of 2005. We do not have any continuing obligations under the agreement, except for the on-going de minimus assistance we would provide to Intervet with respect to the maintenance of such patent. In the foreseeable future, we do not expect to increase our effort to generate this type of revenue.

Collaborative research and development and other revenue

We also recognize revenues from collaborative research and development activities and service contracts. We recorded $5.4 million and $15.8 million of collaborative research and development revenue for the three and nine months ended September 30, 2005, respectively, compared to $1.5 million and $4.5 million for the corresponding periods in 2004. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. The increase in collaborative research and development revenue in the three and nine months ended September 30, 2005 was primarily attributable to our significantly increased development activities for TRANSDUR-Sufentanil (collaboration with Endo), DURIN-Leuprolide (collaboration with Voyager) and Remoxy (collaboration with Pain Therapeutics) compared with the same periods in 2004.

We expect our collaborative research and development revenue to fluctuate in the future years pending our partners’ commitment and progress to the research and development programs, although we will continue to increase our effort to develop product candidates with various strategic partners. The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Partner
Endo Pharmaceuticals, Inc. (1)	$1,759	$—	$6,043	$—
Pain Therapeutics, Inc. (2)	1,113	634	3,424	2,667
Voyager Pharmaceutical Corporation	2,334	786	5,748	1,649
Others	146	73	598	154

Total collaborative research and development revenue	$5,352	$1,493	$15,813	$4,470

Notes:

1.	Amounts related to up-front fees were $547,000 and none for the three months ended September 30, 2005 and 2004 and $1.2 million and none for the nine months ended September 30, 2005 and 2004.

2.	Amounts related to up-front fees were none for the three months ended September 30, 2005 and 2004 and none and $140,000 for the nine months ended September 30, 2005 and 2004.

Other revenue from service contracts was $17,000 and $79,000 for the three and nine months ended September 30, 2005 and $96,000 and $391,000 for the same periods in 2004. The service contract revenues were related to certain polymer related service contracts we signed with various customers through API, our former subsidiary. The decrease was primarily due to completion of certain service contracts in the three and nine months ended September 30, 2005. We do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

Other license revenue was none and $4,000 for the three months and nine months ended September 30, 2005 compared with none and $68,000 for the same periods in 2004. The license revenue was recognized in connection with our agreement with NeuroSystec Corporation.

Cost of revenues. Cost of revenues were $573,000 and $1.9 million for the three and nine months ended September 30, 2005, respectively, from $685,000 and $2.1 million for the corresponding periods in 2004. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts entered into by API, our former subsidiary and assumed by us. The decreases in the cost of revenues were primarily due to higher manufacturing efficiencies achieved from our existing commercial product lines in the three and nine months ended September 30, 2005.

Cost of revenues associated with product revenue were $556,000 and $1.9 million for the three and nine months ended September 30, 2005, respectively, compared with $618,000 and $ 1.8 million for the corresponding periods in 2004. The decrease in the cost of revenues for three months ended September 30, 2005 was primarily due to higher manufacturing efficiencies achieved from our existing commercial product lines. The increase in cost of product revenue for the nine months ended September 30, 2005 was primarily the result of higher product revenue of our ALZET mini pump product line compared with the same period in 2004.

Cost of service revenues were $17,000 and $72,000 for the three and nine months ended September 30, 2005, respectively, compared with $67,000 and $325,000 for the same periods of 2004 due to a decline in our service contract revenue related to our polymer business in the three and nine months ended September 30, 2005. As of September 30, 2005 and 2004, we had 20 and 21 manufacturing employees, respectively. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.0 million and $21.2 million for the three and nine months ended September 30, 2005, respectively, compared with $6.6 million and $18.0 million for the corresponding periods in 2004. The increases in the three and nine months ended September 30, 2005 were primarily attributable to the higher employee costs and higher development expenses for SABER-Bupivacaine, Remoxy and DURIN-Leuprolide, partially offset by lower development expenses for CHRONOGESIC, compared with the same periods in 2004.

In the three and nine months ended September 30, 2005, we incurred higher research and development expenses for SABER-Bupivacaine associated with Phase II clinical trials in Australia and U.K. and ongoing animal toxicological studies compared with the same periods in 2004. We incurred lower research and development expenses for TRANSDUR-Sufentanil in the three months ended September 30, 2005 compared with the same period in 2004 due to lower clinical manufacturing activities in the third quarter of 2005. However, we incurred higher expenses for clinical related activities for TRANSDUR-Sufentanil in the nine months ended September 30, 2005 compared with the same period in 2004 as we conducted Phase II clinical trials and animal studies for this product candidate in the first nine months of 2005. We also incurred higher research and development expenses for Remoxy and DURIN-Leuprolide in the three and nine months ended September 30, 2005 compared with the same periods in 2004. As of September 30, 2005, we had 83 research and development employees compared with 63 as of the corresponding date in 2004. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates.

The research and development expenses associated with our major product candidates approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
SABER-Bupivacaine	$2,123	$695	$5,301	$2,089
ORADUR-Oxycodone (Remoxy)	873	427	2,629	1,689
TRANSDUR-Sufentanil	908	1,620	5,309	2,373
DURIN-Leuprolide (Memryte)	1,478	714	4,399	1,455
CHRONOGESIC	408	2,205	1,296	7,781
Others	1,174	910	2,261	2,633

Total research and development expenses	$6,964	$6,571	$21,195	$18,020

We cannot reasonably estimate the timing and estimated costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceutical product candidates as outlined in the “Factors that May Affect Future Results” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our partners’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our partnered development programs, the timing and expenditures to complete the programs are subject to the control of our partners. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Factors that May Affect Future Results” below.

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $2.7 million and $8.0 million for the three and nine months ended September 30, 2005, respectively, compared with $2.3 million and $6.8 million for the corresponding periods in 2004. The increases were primarily due to higher external costs to support the operation of our business and to comply with the Sarbanes-Oxley Act. As of September 30, 2005, we had 23 selling, general and administrative personnel compared with 33 as of the corresponding date in 2004. We expect selling, general and administrative expenses to remain at comparable level in the near future as we strive to conserve cash and leverage our existing infrastructure to support our current business activities and to comply with corporate governance requirements.

Amortization of intangible assets. Amortization of intangible assets was $303,000 and $909,000 for the three and nine months ended September 30, 2005, respectively, compared with $303,000 and $946,000 for the corresponding periods in 2004, respectively. The amortization of intangible assets in the three months ended September 30, 2005 remained comparable compared with the same period in 2004. The amortization of intangible assets decreased slightly in the nine months ended September 30, 2005 as certain intangible assets were fully amortized in the quarter ended June 30, 2004. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2004, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at September 30, 2005 was $835,000, which will be amortized as follows: $299,000 for the three months ending December 31, 2005, $424,000 for the year ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Stock-Based Compensation. For the three and nine months ended September 30, 2005, we recorded $60,000 and $453,000 of stock-based compensation including expenses related to modifications of certain employee stock options, compared with $8,000 and $178,000 recorded for the corresponding periods in 2004. Of these amounts, employee stock-

based compensation related to the following: cost of revenues of none for both the three and nine months ended September 30, 2005, and none and $1,000 for the corresponding periods in 2004; research and development expenses of $1,000 and $2,000 for the three and nine months ended September 30, 2005, compared with $1,000 and ($25,000) for the corresponding periods in 2004; and selling, general and administrative expenses of none and $338,000 in the three and nine months ended September 30, 2005, compared with $2,000 and $12,000 for the corresponding periods in 2004.

Non-employee stock compensation related to research and development expenses was $59,000 and $104,000 for the three and nine months ended September 30, 2005, compared with $2,000 and $181,000 for the corresponding periods in 2004. Non-employee stock compensation related to selling, general and administrative expenses was none and $9,000 for the three and nine months ended September 30, 2005, compared with $3,000 and $9,000 in the corresponding periods in 2004. Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

Other Income (Expense). Interest and other income was $467,000 and $1.4 million for the three and nine months ended September 30, 2005, respectively, compared with $326,000 and $919,000 for the corresponding periods in 2004. The increase in interest and other income was primarily the result of higher yields on our cash and investment balances during the three and nine months ended September 30, 2005. The increase during the nine months ended September 30, 2005 was also due to the receipt of approximately $150,000 settlement from our former collaboration partner in the first quarter of 2005.

Interest expense was $1.1 million and $3.3 million for both the three and nine months ended September 30, 2005 and 2004. The interest expenses were primarily due to the interest accrued on the 6.25% convertible notes due 2008.

Debt conversion expense was $403,000 for both the three and nine months ended September 30, 2005 compared with none in the same periods in 2004. The debt conversion expense was recorded in connection with induced conversion of approximately $2.2 million in aggregate principal amount of the 6.25% convertible notes in the third quarter of 2005.

Liquidity and Capital Resources

Since our inception in 1998, we have funded our operations primarily through convertible preferred stock financings of $53.2 million, our initial public offering of $84.0 million and the issuance of $60.0 million principal amount of convertible notes. We had cash, cash equivalents and investments totaling $59.2 million at September 30, 2005 compared to $61.8 million at December 31, 2004. These amounts include $2.1 million and $2.8 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2005 and December 31, 2004, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2005 was primarily the result of ongoing operating expenses, partially offset by payments received from collaborative partners and customers.

Working capital was $50.0 million and $42.1 million at September 30, 2005 and December 31, 2004, respectively. The increase was primarily attributable to the $10.0 million of upfront payment received from Endo in connection with the license agreement signed in March 2005 and $1.6 million of patent assignment payment received from Intervet, Inc. in August 2005, offset by our operating expenditures in the nine months ended September 30, 2005.

We used $1.6 million of cash in operations for the nine months ended September 30, 2005 compared to $15.5 million for the corresponding period in 2004. The cash used in operations was primarily to fund our working capital requirements. The decrease in cash used for operations was primarily attributable to the $10.0 million of upfront payment received from Endo and $1.6 million of patent assignment payment received from Intervet, Inc. in the nine months ended September 30, 2005.

We received $9.8 million of cash from investing activities for the nine months ended September 30, 2005 compared to $12.1 million of cash received for the corresponding period in 2004. The decrease in cash provided by investing activities was primarily due to a net decrease in proceeds from maturities of available for sale securities, net of investment purchases, and an increase in purchases of plant and equipment during the nine months ended September 30, 2005.

We received $688,000 of cash from financing activities for the nine months ended September 30, 2005 compared to $416,000 for the corresponding period in 2004. The increase in cash received from financing activities was primarily due to higher proceeds from exercises of stock options during the nine months ended September 30, 2005.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes are being used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures.

On July 21, 2005, we entered into a privately negotiated agreement with a holder of our 6.25% Convertible Subordinated Notes, due June 2008, to exchange up to $5.0 million in principal amount of convertible notes for 317.4603 shares of common stock per $1,000 principal amount as originally defined in the indenture, plus additional shares to compensate the note holder for early exchange. As of September 30, 2005, we exchanged approximately $2.2 million in principal amount of our 6.25% convertible notes for approximately 753,000 shares of our common stock pursuant to this agreement. We may enter into similar transactions from time to time with holders of its convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. In September 2005, a holder of the Company’s 6.25% Convertible Subordinated Notes converted $500,000 in principal amount of convertible notes for 158,730 shares of common stock. These notes were cancelled as of September 30, 2005. As of September 30, 2005, the remaining principal balance of the Company’s Convertible Subordinated Notes was $57.3 million.

In August 2005, we issued an aggregate of approximately 42,000 shares of our common stock, valued at $250,000, at the second anniversary of the closing of the merger to former shareholders of APT (Absorbable Polymers Technologies, Inc.) pursuant to the merger agreement signed in August 2003.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2005, the remaining principal payments of the bonds were $1.1 million.

We anticipate that cash used in operating and investing activities will stay at current level or slightly decrease in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations. In aggregate, we are required to make future payments pursuant to our existing contractual obligations at September 30, 2005 as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009 and Thereafter	Total
6.25% Convertible Subordinated Notes due 2008 (1)	$1,662	$3,584	$3,584	$58,979	$—	$67,809
Long-term debt (1)	228	263	258	258	258	1,265
Term loan (1)	72	24	—	—	—	96
APT acquisition consideration payable (2)	—	500	—	—	—	500
Capital lease	3	11	11	10	6	41
Operating lease obligations (3)	758	2,629	2,062	2,072	3,221	10,742

Total contractual cash obligations	$2,723	$7,011	$5,915	$61,319	$3,485	$80,453

Note (1):  Includes principal and interest payments

Note (2):  To be paid by our common stock or cash at our election

Note (3):  Includes lease obligations related to the operating lease signed in September 2005.

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

RISKS RELATED TO OUR BUSINESS

Development of our pharmaceutical systems is not complete, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of any pharmaceutical systems, including our SABER-Bupivacaine and TRANSDUR-Sufentanil product candidates, Remoxy, our DURIN-Leuprolide (Memryte) product candidate and our CHRONOGESIC product candidate, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of our product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of the product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. See “We must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before we can sell them.” We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our collaborative partners are unable to complete development of our SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, DURIN-Leurpolide (Memryte), CHRONOGESIC or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•	SABER-Bupivacaine—Phase I trial completed and Phase II trial initiated in Australia and the United Kingdom. Dosing of all three cohorts consisting of an aggregate of approximately 80 patients in the Phase II clinical trial in Australia completed as of September 2005. Dosing for the United Kingdom trial is ongoing.

•	TRANSDUR-Sufentanil Patch—Dosing of Phase I trial completed and first trial of Phase II program initiated as of February 2005.

•	ORADUR-Oxycodone (Remoxy)—Phase I and Phase III trials completed by Pain Therapeutics. In September 2005, Pain Therapeutics announced positive results from the first Phase III study and that they intend to initiate a second Phase III study by year-end 2005.

•	DURIN-Leuprolide (Memryte) for Alzheimer’s disease—Dosing completed in one Phase I trial by Voyager Pharmaceuticals. One Phase II proof of concept trial using the drug but not our DURIN-Leuprolide (Memryte) dosage form completed and a second such trial ongoing by Voyager. Voyager is currently recruiting patients for pivotal Phase III clinical studies using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease.

•	CHRONOGESIC—Phase I, Phase II and Pilot Phase III completed. Redesigning the system to address performance problems and will resume clinical trials when system design is completed.

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

The length of our clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We or our third-party collaborators may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we or our third-party collaborators enroll the number of patients we expect in the time frame we expect, such clinical trials may not provide the data necessary to support regulatory approval for the product candidates for which they were conducted. Additionally, we or our third-party collaborators may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we or our third-party collaborators may fail to complete and submit a new drug application as scheduled. The Food and Drug Administration (FDA) may not clear any such application in a timely manner or may deny the application entirely.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our products and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components including SABER Bupivacaine, TRANSDUR-Sufentanil, Remoxy, DURIN-Leurpolide (Memryte) and CHRONOGESIC. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party partners may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party partners.

Our manufacturing facility in Cupertino is a functional multi-discipline site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical system product candidates under good manufacturing practices (GMP), including SABER-Bupivacaine, TRANSDUR-Sufentanil, DURIN-Leuprolide (Memryte), Remoxy and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical system product candidates. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

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

If we or our third-party collaborators cannot manufacture product or components in time to meet the clinical or commercial requirements of our partners or ourselves or at an acceptable cost, our operating results will be harmed.

Failure to obtain product approvals could delay or limit introduction of our product candidates and result in failure to achieve anticipated revenues

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

Failure to comply with ongoing governmental regulations for our product candidates could materially harm our business in the future

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

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our product candidates. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we, our third-party collaborators or our respective suppliers do not achieve compliance for the product candidates we or they manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our product candidates.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to our managing our operations. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and Voyager with respect to DURIN-Leuprolide (Memryte), may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

Our agreement with Endo for the development and commercialization of our CHRONOGESIC product candidate in the United States and Canada can be terminated by Endo starting in January 2006 in the event we have not commenced a specified clinical trial for the CHRONOGESIC product candidate by January 1, 2006, provided that Endo provides us written notice of termination prior to January 31, 2006. Due to our redesign of the system to address performance problems, we do not anticipate commencing the specified trial by January 1, 2006, and therefore Endo may elect to terminate this agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced and our product candidates related to those agreements may not be commercialized.

We depend to a large extent on third-party collaborators, and we do not have or have limited control over the development, sales, distribution and disclosure for our product candidates which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our product candidates. We have entered into agreements with Endo related to the development, promotion and distribution of our CHRONOGESIC and TRANSDUR-Sufentanil product candidates in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and DURIN-Leuprolide (Memryte), respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize products arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

We may develop our own sales force to market our SABER-Bupivacaine and to co-promote along with Endo our TRANSDUR-Sufentanil product candidates in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market our SABER-Bupivacaine and to co-promote along with Endo our TRANSDUR-Sufentanil product candidates in the United States, if such product candidates are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could materially harm our business.

We and our third-party collaborators may not effectively sell our product candidates

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third-party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our pharmaceutical systems. We rely on third-parties to manufacture or perform manufacturing steps relating to our pharmaceutical systems or components. See “We may not be able to manufacture sufficient quantities of our product candidates to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our product candidates, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including our SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, DURIN-Leuprolide (Memryte) and CHRONOGESIC product candidates) are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a product candidate due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and time delivery.

We have supply agreements in place for certain components of our pharmaceuticals systems, but do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical system candidates. Therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs and delay new product introductions and could harm our reputation.

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations that become due in 2008

As of September 30, 2005, we had approximately $57.3 million in long-term convertible subordinated notes which mature in June 2008, $29,000 in non-current lease obligations, $875,000 in non-current bonds payable and $108,000 in other long-term liabilities. Our substantial indebtedness, which totals $58.3 million, has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2005 we had cash and investments valued at approximately $59.2 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

We may be required to redeem our outstanding convertible subordinated notes before maturity, and we may not have sufficient funds to do so. The redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If a “fundamental change” occurs, we may be required to redeem all or part of the remaining $57.3 million in outstanding principal, plus any accrued but unpaid interest on our outstanding convertible promissory notes. A “fundamental change” is defined as:

•	any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or,

•	if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market.

If there is a fundamental change, we may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness. Any such default could cause us to seek to restructure our indebtedness or seek protection under applicable bankruptcy laws, either of which could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2005, had an accumulated deficit of approximately $176.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances and manufacture and market our proposed product candidates. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of September 30, 2005, we held 27 issued U.S. patents and 35 issued foreign patents. In addition, we have 41 pending U.S. patent applications and have filed 54 patent applications under the Patent Cooperation Treaty, from which 105 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year

2012. Under our agreement with ALZA, we must assign to ALZA any intellectual property rights relating to the DUROS system and its manufacture and any combination of the DUROS system with other components, active agents, features or processes. In addition, ALZA retains the right to enforce and defend against infringement actions relating to the DUROS system, and if ALZA exercises these rights, it will be entitled to the proceeds of these infringement actions.

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

We may be sued by third parties which claim that our product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. Intellectual property litigation or claims could force us to do one or more of the following, any of which could harm our business or financial results:

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

Our operating history makes evaluating our stock difficult

We have engaged primarily in research and development, licensing technology, raising capital and recruiting scientific and management personnel and, to a lesser extent, sales and marketing of products that we do not consider core to our business. We have no approved pharmaceutical system products. This history does not enable investors to fully assess our ability to successfully develop our product candidates, achieve market acceptance of our product candidates and respond to competition. Furthermore, we anticipate that our quarterly and annual results of operations will fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our product candidates, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our product candidates and to fund operating losses to be incurred in the next several years.

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

RISKS RELATED TO OUR INDUSTRY

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

Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including our SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, DURIN-Leuprolide (Memryte) and CHRONOGESIC product candidates. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our consolidated results of operations.

RISKS RELATED TO OUR COMMON STOCK

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the remaining $57.3 million aggregate principal amount of convertible subordinated notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock in the open market. These transactions could dilute existing stockholders and increase the volatility of our stock

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding 6.25% Convertible Subordinated Notes due June 2008 from time to time in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933. On July 21, 2005, we entered into an agreement for such a transaction for notes with an aggregate principal amount of up to $5.0 million. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of our third-party collaborators (such as Endo Pharmaceuticals, Pain Therapeutics or Voyager Pharmaceuticals) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•	adverse results or delays in our clinical trials of SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, DURIN-Leuprolide (Memryte), CHRONOGESIC or other product candidates;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates or our or our third-party collaborator’s clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and our company’s resources.

Our trading volume is relatively low and may contribute to its volatility

The average daily trading volume of our common stock for the three months ending September 30, 2005, was 373,333 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement on August 29, 2003 with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes and the shares of common stock issuable upon conversion of the notes for resale. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as this registration is effective, shares covered thereunder are tradable without limitation. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

We have broad discretion over the use of our cash and investments, and their investment may not always yield a favorable return

Our management has broad discretion over how our cash and investments are used and may from time to time invest in ways with which our stockholders may not agree and that do not yield favorable returns.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2005, approximately 87% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 51% of our investment portfolio matures less than 90 days from the date of purchase. The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2005 by year of maturity (dollars in thousands):

	2005	2006	2007	2008	Total
Cash equivalents:

Fixed rate	$28,768	$—	$—	$—	$28,768
Average fixed rate	3.69%	—%	—%	—%	3.69%
Variable rate	$144	$—	$—	$—	$144
Average variable rate	3.76%	—%	—%	—%	3.76%
Short-term investments:

Fixed rate	$5,776	$15,037	$—	$—	$20,813
Average fixed rate	2.19%	2.42%	—%	—%	2.36%
Long-term investments:

Fixed rate	$—	$2,980	$3,486	$989	$7,455
Average fixed rate	—%	3.64%	3.60%	4.00%	3.68%
Restricted investments:

Fixed rate	$2,059	$—	$—	$—	$2,059
Average fixed rate	1.25%	—%	—%	—%	1.25%

Total investment securities	$36,747	$18,017	$3,486	$989	$59,239

Average rate	2.91%	2.57%	3.60%	4.00%	2.86%

ITEM 4.	Controls and Procedures

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

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2.	Unregistered Sales of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits:

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005.
10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Jian Li.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jian Li.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: October 13, 2005

By:	/s/ JIAN LI
Jian Li
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: October 13, 2005