Form 10-Q
period 2006-03-31
DURECT CORP
filed 2006-05-10
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 28, 2006, there were 62,095,918 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,093	$65,542
Short-term investments	29,731	18,022
Restricted investments	203	321
Accounts receivable, net of allowances of $110 and $128, respectively	3,164	4,488
Inventories	1,998	2,047
Prepaid expenses and other current assets	2,016	3,659

Total current assets	81,205	94,079
Property and equipment, net	7,580	7,304
Goodwill	6,399	6,399
Intangible assets, net	235	536
Long-term investments	12,330	5,459
Restricted investments	1,505	1,653
Other long-term assets	1,825	1,984

Total assets	$111,079	$117,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029	$1,835
Accrued liabilities	3,107	3,874
Contract research liability	661	1,418
Interest payable on convertible notes	1,045	149
Deferred revenue, current portion	2,272	2,367
Equipment financing obligations and term loan, current portion	21	34
Bonds payable, current portion	200	200

Total current liabilities	8,335	9,877
Equipment financing obligations and term loan, noncurrent portion	129	27
Bonds payable, noncurrent portion	675	675
Convertible subordinated notes	57,337	57,337
Deferred revenue, noncurrent portion	5,469	6,016
Other long-term liabilities	180	130
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at March 31, 2006 and December 31, 2005 respectively; 62,000 and 61,609 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	240,874	239,057
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(169)	(212)
Accumulated deficit	(188,277)	(182,019)

Stockholders’ equity	38,954	43,352

Total liabilities and stockholders’ equity	$111,079	$117,414

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005
Collaborative research and development and other revenue	$3,058	$3,597
Product revenue, net	2,153	1,757

Total revenues	5,211	5,354
Operating expenses:
Cost of revenues (1)	829	671
Research and development (1)	7,164	6,664
Selling, general and administrative (1)	3,005	2,508
Amortization of intangible assets	300	303

Total operating expenses	11,298	10,146

Loss from operations	(6,087)	(4,792)
Other income (expense):
Interest and other income	906	485
Interest expense	(1,077)	(1,120)

Net other income (expense)	(171)	(635)

Net loss	$(6,258)	$(5,427)

Net loss per common share, basic and diluted	$(0.10)	$(0.10)

Shares used in computing basic and diluted net loss per share	61,837	51,887

(1) Stock-based compensation related to the following:

Cost of revenues	$8	$—
Research and development	614	46
Selling, general and administrative	321	4

Total stock-based compensation	$943	$50

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(6,258)	$(5,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	511	576
Amortization	300	303
Noncash charges related to stock-based compensation	943	50
Changes in assets and liabilities:
Accounts receivable	1,324	(11,477)
Inventories	73	23
Prepaid expenses and other assets	1,802	104
Accounts payable	(806)	(360)
Accrued liabilities and other long-term liabilities	(716)	(293)
Contract research liability	(757)	512
Interest payable on convertible notes	896	937
Deferred revenue	(642)	9,806

Total adjustments	2,928	181

Net cash and cash equivalents used in operating activities	(3,330)	(5,246)

Cash flows from investing activities
Purchases of property and equipment	(633)	(677)
Purchases of available for sale securities	(28,185)	(3,689)
Proceeds from maturities of available for sale securities	9,913	8,041

Net cash and cash equivalents provided by (used in) investing activities	(18,905)	3,675

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(64)	(74)
Net proceeds from issuances of common stock through exercise of options	850	85

Net cash and cash equivalents provided by financing activities	786	11

Net decrease in cash and cash equivalents	(21,449)	(1,560)
Cash and cash equivalents, beginning of the period	65,542	20,032

Cash and cash equivalents, end of the period	$44,093	$18,472

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing pharmaceutical therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party collaborators in the areas of pain and other chronic and episodic diseases and disorders. The Company also conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

In addition to its core business, the Company also manufactures and sells osmotic pumps used in laboratory research and designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products. Until December 31, 2004, the polymer business was conducted by the Company’s wholly owned subsidiary, Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation. API was merged with and into DURECT on December 31, 2004.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2006, the operating results for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The condensed balance sheet as of December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

As discussed later in this Note 1, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s loss from operations for the three months ended March 31, 2006 includes approximately $943,000 in stock-based employee compensation expense for stock options and the Company’s employee stock purchase plan. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts related to stock-based compensation expense in the statements of operations have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Raw materials	$225	$203
Work in process	709	493
Finished goods	1,064	1,351

Total inventories	$1,998	$2,047

Stock-Based Compensation

At March 31, 2006, the Company has six stock-based employee compensation plans, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost was recognized in the Statement of Operations for options granted under the Company’s stock-based employee compensation plans during the three months ended March 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation cost in this period in connection with the Company’s employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if the Company had applied the fair value-based method in measuring compensation cost for the Company’s stock-based compensation plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is $943,000 higher than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been ($0.09) if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.10). The adoption of SFAS 123(R) had no impact on cash flows from operations or financing.

The following table illustrates the effect on the Company’s net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

Three months ended March 31, 2005
Net loss—as reported in prior year (1)	$(5,427)
Add: Stock-based employee compensation expense included in reported net loss	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (2)	(988)

Net loss, including stock-based employee compensation expense (3)	$(6,413)

Net loss per share:
Basic and diluted—as reported	$(0.10)

Basic and diluted—pro forma	$(0.12)

1)	Net loss and net loss per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and our employee stock purchase plan because the Company had not adopted the recognition provisions of SFAS 123.
2)	Stock-based compensation expense for periods prior to January 1, 2006 was calculated based on the pro forma application of SFAS 123.
3)	Net loss and net loss per share including stock-based employee compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS 123.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured.

Revenue from the sale of intellectual property rights is recognized upon assignment of such rights by the Company to a third party, provided the collectibility is assured and the Company has no future performance obligations related to such rights, except for the on-going de minimus assistance the Company would provide to the third party with respect to the maintenance of such rights.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators.

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

The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Partner
Endo Pharmaceuticals, Inc. (1)	$790	$1,086
Pain Therapeutics, Inc.	1,822	1,194
Voyager Pharmaceutical Corporation	299	1,004
Others	147	313

Total collaborative research and development revenue	$3,058	$3,597

Notes:

1.	Amounts related to up-front fees were $547,000 and $155,000 for the three months ended March 31, 2006 and 2005, respectively. The amount included in the first quarter of 2005 represented the amount recognized over the period from March 10, 2005 to March 31, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process. Milestone payments are triggered either by the results of the Company’s research and development efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a collaboration partner. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, the Company has no future performance obligations related to that milestone payment.

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

The research and development expenses associated with the Company’s major development products approximate the following (in thousands):

	Three months ended March 31,
	2006	2005
SABER-Bupivacaine	$2,055	$1,302
TRANSDUR-Sufentanil	324	2,361
Remoxy	1,389	906
Memryte	244	1,052
CHRONOGESIC	470	392
Others	2,682	651

Total research and development expenses	$7,164	$6,664

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale investments, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three Months Ended March 31,
	2006	2005
Net loss	$(6,258)	$(5,427)
Net change in unrealized gain (loss) on available for sale investments	43	(102)

Comprehensive loss	$(6,215)	$(5,529)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average number of common shares subject to repurchase or held in escrow pursuant to an acquisition agreement, during the period. Diluted net loss per share includes the impact of options to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented and inclusion of common stock equivalents would have been antidilutive.

The computation of diluted net loss per share for the three months ended March 31, 2006 excludes the impact of options to purchase 9.2 million shares of common stock and 18.2 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2006, as inclusion of such shares would be antidilutive in that period.

The computation of diluted net loss per share for the three months ended March 31, 2005 excludes the impact of options to purchase 8.7 million shares of common stock, warrants to purchase 770 shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2005, as inclusion of such shares would be antidilutive in that period.

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities on the condensed balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the condensed statements of operations.

Note 2. Agreement with Endo Pharmaceuticals

Agreements with Endo Pharmaceuticals, Inc. (Endo)

TRANSDUR-Sufentanil

On March 10, 2005, the Company entered into a license agreement with Endo under which the Company granted to Endo the exclusive right to develop and commercialize the Company’s proprietary sufentanil transdermal patch development product (TRANSDUR-Sufentanil) in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. The Company will perform all formulation development for Endo unless the Company defaults on such obligations and the Company will be reimbursed for its fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada.

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

The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current Product Development Plan pursuant to the agreement. For the three months ended March 31, 2006 and 2005, the Company recognized $547,000 and $155,000 in collaborative research and development revenue related to this upfront fee. Research and development expenses associated with TRANSDUR-Sufentanil in the three months ended March 31, 2006 and 2005 reimbursable by Endo under the license agreement were recognized as collaborative research and development revenue in the three months ended March 31, 2006 and 2005. Total collaborative research and development revenue under this arrangement was $790,000 and $1.1 million in the three months ended March 31, 2006 and 2005, respectively.

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004 and again in January 2006 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of its prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on the Company’s projected financial performance of the product in the U.S. and Canada, the Company anticipates that our share of such profits, if CHRONOGESIC is commercialized, will be approximately 50%. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2007 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2007.

The Company has not recognized any collaborative research and development revenue with respect to Chronogesic under this agreement and its amendments.

Agreement with Pain Therapeutics, Inc. (Pain Therapeutics)

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.8 million and $1.2 million in the three months ended March 31, 2006 and 2005, respectively.

Agreement with Voyager Pharmaceutical Corporation (Voyager)

In July 2002, the Company entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by Voyager without cause. Under the agreement, Voyager reimburses to the Company qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognizes collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the collaborative agreement with Voyager. Total collaborative research and development revenue recognized under the agreement with Voyager was $299,000 and $1.0 million in the three months ended March 31, 2006 and 2005, respectively.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,462)	$138
Patents	466	(402)	64
Other intangibles	3,260	(3,227)	33

Total	$7,326	$(7,091)	$235

	December 31, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,302)	$298
Patents	466	(384)	82
Other intangibles	3,260	(3,104)	156

Total	$7,326	$(6,790)	$536

The Company expects to amortize the remaining net intangible assets balance of $235,000 as follows: $123,000 in the nine months ending December 31, 2006, $31,000 in each of the years 2007, 2008, and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at March 31, 2006 and December 31, 2005. In the fourth quarter of 2005, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of March 31, 2006, the Company has six stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the condensed statements of operations was $943,000 for the three month ended March 31, 2006. Stock-based compensation cost capitalized as part of inventory for the three months ended March 31, 2006 was $25,000.

Description of Stock-Based Compensation Plans

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

In January 2000, the Company ceased granting options from 1998 Stock Option Plan. As of March 31, 2006, options to purchase 19,000 shares of common stock were outstanding under the 1998 Stock Option Plan.

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

In April 2005, the Board of Directors approved certain amendments to the 2000 Stock Plan. At the Company’s annual shareholders meeting in June 2005, the shareholders approved the amendments of the 2000 Stock Plan to: (i) expand the types of awards that the Company may grant to eligible service providers under the Stock Plan to include restricted stock units, stock appreciation rights and other similar types of awards (including other awards under which recipients are not required to pay any purchase or exercise price) as well as cash awards; and (ii) include certain performance criteria that may be applied to awards granted under the Stock Plan. A total of 15,296,500 shares of common stock have been reserved for issuance under this plan.

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

As of March 31, 2006, 5,252,951 shares of common stock were available for future grant and options to purchase 8,612,005 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of March 31, 2006, 684,000 shares of common stock were available for future grant and options to purchase 199,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with its acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock have been reserved for issuance under this plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of March 31, 2006, there were no shares of common stock available for future grant and options to purchase 216,310 shares of common stock were outstanding under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock have been reserved for issuance under this plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of March 31, 2006, there were no shares of common stock available for future grant or outstanding options under the 1995 SRT Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under this plan. As of March 31, 2006, 541,706 shares of common stock were available for future grant and 508,294 shares of common stock have been issued under the employee stock purchase plan.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three months ended March 31, 2006 (in thousands).

Three months ended March 31, 2006
Cost of revenue	$8
Research and development	614
Selling, general and administrative	321

$943

As of March 31, 2006, $25,000 of stock-based compensation cost was capitalized in inventory on the balance sheet.

Determining Fair Value

Valuation and Amortization Method. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term. The expected term of options granted represents the period of time that the options are expected to be outstanding. Based on the limited historical exercise and post-vesting termination of options granted under the Company’s plans, the Company does not believe that it is able to rely on its historical employee exercise behavior to provide accurate data for estimating the Company’s expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company has opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term of the stock options.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, consistent with SFAS 123(R) and SAB 107.

Risk-Free Rate. The Company bases the risk-free rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Dividends. The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2006 and 2005:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Risk-free rate	4.33-4.83%	3.80-4.18%	4.25-4.42%	2.41%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.25	3.5	1.25	1.25
Volatility	93-94%	96-102%	53-89%	100%

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the three months ended March 31, 2006 is as follows:

Options	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	7,571,146	$3.92
Options granted	2,329,405	$5.26
Options exercised	(390,671)	$2.17
Options forfeited	(324,065)	$2.74
Options expired	(139,500)	$10.12

Outstanding at March 31, 2006	9,046,315	$4.29

Exercisable at March 31, 2006	3,797,269	$4.79

The weighted average remaining contractual life for options outstanding and exercisable at March 31, 2006 was 7.89 and 6.55 years, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $989,000. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $22.6 million and $9.8 million, respectively. The total fair value of options vested during the three months of March 31, 2006 was $1.5 million.

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the three months ended March 31, 2006 and 2005. The estimated weighted average fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was $4.15 and $2.00 per share, respectively.

There were no shares granted under our employee stock purchase plan during the three months ended March 31, 2006 and 2005. Included in the condensed statement of operations for the three months ended March 31, 2006 is $48,000 in stock-based compensation expense related to the amortization of expenses related to shares previously granted under the Company’s employee stock purchase plan.

As of March 31, 2006, $7.6 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted— Average Remaining Contractual Life	Weighted— Average Exercise Price	Number of Options Exercisable	Weighted— Average Exercise Price
		(In years )
$ 0.35 – 1.45	216,316	5.12	$1.25	133,941	$1.17
$ 1.48 – 1.58	1,219,174	6.94	$1.58	701,588	$1.58
$ 1.75 – 2.48	101,600	7.64	$2.11	71,475	$2.08
$ 2.49 – 2.51	994,550	7.91	$2.51	502,526	$2.51
$ 2.57 – 3.12	591,576	7.06	$2.98	335,985	$2.97
$ 3.15 – 3.20	1,248,921	8.72	$3.20	323,096	$3.20
$ 3.22 – 4.09	917,870	7.79	$3.42	429,870	$3.43
$ 4.40 – 5.26	227,700	9.61	$4.88	3,000	$5.17
$ 5.27 – 5.27	2,120,995	9.77	$5.27	0	$0.00
$ 5.36 –13.56	1,407,613	5.70	$9.02	1,295,788	$9.25

$ 0.35 –13.56	9,046,315	7.89	$4.29	3,797,269	$4.79

The Company received $850,000 in cash from option exercises under all stock-based compensation plans for the three months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.*

Overview

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

SABER™-Bupivacaine

Our post-operative pain relief depot (SABER-Bupivacaine) is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. SABER-Bupivacaine is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for 3 days or more, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. SABER-Bupivacaine is currently in Phase II clinical trials. In January 2006, the U.S. Investigational New Drug (IND) application for SABER-Bupivacaine was accepted by the U.S. Food and Drug Administration (FDA).

In April 2006, we announced the results from the Phase II Australian clinical study in hernia patients. The Phase II trial was a dose escalation trial conducted in three cohorts, where three doses, low (Cohort 1), intermediate (Cohort 2) and high (Cohort 3), of SABER-Bupivacaine were evaluated following repair of inguinal hernia. In Cohorts 1, 2 and 3, a total of 6, 15 and 60 patients were enrolled, respectively. Cohorts 2 and 3 included control groups of 5 and 15 patients, respectively, who received commercial bupivacaine as a comparator. Prior to dose escalation, safety and an acceptable pharmacokinetic profile were established. The primary end points of the study were safety and pharmacokinetics. The study also assessed a variety of other secondary endpoints including, among others, pain intensity, pain relief and supplemental analgesic medication usage. Although the study was not designed as an efficacy study to provide statistical conclusions on such secondary endpoints, results from these evaluations are intended to guide the design of future Phase II and Phase III clinical studies.

*	NOTE: CHRONOGESIC®, ALZET®, SABER™, TRANSDUR™, ORADUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

The results to date from the study are as follows:

All primary end-points of the study were achieved:

•	Safety—Good safety was observed across all Cohorts, with no clinically significant drug related adverse events observed with 61 patients exposed to SABER-Bupivacaine. SABER-Bupivacaine injections also appeared to be well tolerated by patients.

•	Pharmacokinetics—Evaluation of plasma bupivacaine concentrations showed that, across all Cohorts, SABER-Bupivacaine achieved:

•	sustained plasma concentrations of bupivacaine as measured up to 72 hours

•	no evidence of burst or spike in plasma concentrations of bupivacaine upon injection

•	dose linear pharmacokinetics of bupivacaine

Secondary End-points (in Cohort 2 and Cohort 3 with comparator controls groups):

•	In Cohort 2 (n=15), the patients who were administered SABER-Bupivacaine showed better pain relief, lower pain intensity and reduced supplemental analgesic usage compared with the patients using commercial bupivacaine as measured during the first 4 days after treatment.

•	In Cohort 3 (n=60), no significant difference was observed in pain relief, pain intensity and supplemental analgesic usage between the patients who were administered SABER-Bupivacaine compared with the patients using commercial bupivacaine as measured during the first 4 days after treatment.

In April 2006, we also initiated dosing in the first U.S. clinical trial, a Phase II, placebo-controlled trial in hernia patients. During the remainder of this year, we intend to initiate several Phase II trials in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgery models for the purpose of selecting the optimal dose and the pain models to be used for our pivotal trials. Pending the successful completion of these Phase II trials and approval of regulatory authorities, we will continue into Phase III trials.

TRANSDUR™-Sufentanil

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

Remoxy™

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. Remoxy is currently in Phase III trials. In February 2006, Pain Therapeutics and its commercialization sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. According to Pain Therapeutics and King, under the terms of the SPA for Remoxy, one pivotal Phase III trial is required to file a New Drug Application. The randomized, double-blinded, placebo-controlled, multi-center pivotal trial will enroll 400 patients with moderate-to-severe osteoarthritic pain in multiple U.S. clinical sites. Following a titration period, patients will be randomized to either Remoxy (10-80 mg daily) or placebo for 12 weeks. The primary endpoint is reduction in pain scores over three months compared to baseline. In May 2006, Pain Therapeutics reported that during the first quarter of 2006, it commenced a pivotal Phase III program with Remoxy.

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide right to develop and commercialize a product using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Memryte, which Voyager is developing under this agreement, is currently in Phase III clinical trials.

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada. CHRONOGESIC completed a pilot Phase III clinical trial. Clinical trials have been suspended pending system redesign.

DURECT Research Programs

We are also currently researching and developing additional pharmaceutical systems in a variety of therapeutic areas, including chronic pain, central nervous system disorders and cardiovascular disease based on our proprietary drug delivery platform technologies.

Collaborative Research and Development Revenues

We generate substantially all collaborative research and development revenues from three collaborative agreements related to the development and commercialization of pharmaceutical systems based on our technologies: one with Endo related to TRANSDUR-Sufentanil, one with Pain Therapeutics related to Remoxy, and one with Voyager related to Memryte.

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET osmotic pumps for animal research use; and

•	LACTEL biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products. This product line was sold through our wholly-owned subsidiary API until it was merged with and into Durect as of December 31, 2004.

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

Since our inception in 1998, we have had a history of operating losses. At March 31, 2006, we had an accumulated deficit of $188.3 million. Our net loss for the three months ended March 31, 2006 was $6.3 million. Our losses were $18.1 million, $27.6 million and $22.7 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and to comply with corporate governance requirements and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur additional non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities and stock-based compensation. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured.

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

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. In all cases, revenue is recognized only after a signed agreement is in place.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technologies are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. Acquired in-process research and development represents the value of research projects in process at the time of acquisition which have not yet reached technological feasibility, and which have no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could result in a greater or lesser amount being recorded.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We recorded no stock-based employee compensation expense for options granted under our six incentive plans prior to January 1, 2006 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our loss and net loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term of our stock options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, consistent with SFAS 123(R) and SAB 107. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before

January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Three months ended March 31, 2006 and 2005

Revenues. Net revenues were $5.2 million and $5.4 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in total revenues is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Voyager Pharmaceutical Corporation and Endo Pharmaceuticals, Inc., offset by higher product revenues from our ALZET product lines.

Collaborative research and development and other revenue

We also recognize revenues from collaborative research and development activities and service contracts. We recorded $3.1 million of collaborative research and development revenue for the three months ended March 31, 2006 compared to $3.6 million for the same period in 2005. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. The decrease in collaborative research and development revenue in the three months ended March 31, 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and TRANSDUR-Sufentanil (collaboration with Endo), offset by higher collaborative research and development revenue recognized in connection with our agreement for Remoxy (collaboration with Pain Therapeutics) compared with the same period in 2005.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

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

	Three months ended March 31,
	2006	2005
Partner
Endo Pharmaceuticals, Inc. (1)	$790	$1,086
Pain Therapeutics, Inc.	1,822	1,194
Voyager Pharmaceutical Corporation	299	1,004
Others	147	313

Total collaborative research and development revenue	$3,058	$3,597

Notes:

1.	Amounts related to the up-front fee were $547,000 and $155,000 for the three months ended March 31, 2006 and 2005, respectively. The amount included in the first quarter of 2005 represented the amount recognized over the period from March 10, 2005 to March 31, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Other revenue from service contracts was zero and $41,000 in the three months ended March 31, 2006 and 2005. Service contract revenues were related to certain polymer related service contracts we signed with various customers through API, our former subsidiary. The decrease was primarily due to completion of certain service contracts in the second half of 2005. We do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our biodegradable polymer products. Net product revenues were $2.2 million in the three months ended March 31, 2006 compared to $1.8 million for the same period in 2005. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold and slightly higher polymer sales in the three months ended March 31, 2006 compared with the same period in 2005.

Cost of revenues. Cost of revenues was $829,000 and $671,000 for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts through API, our former subsidiary. The increase in the cost of revenues was primarily due to higher product revenue from our existing commercial product lines in the three months ended March 31, 2006. Stock based compensation expense related to cost of revenue was $8,000 recognized under SFAS 123(R) in the three months ended March 31, 2006.

Cost of revenues associated with the product revenue increased to $829,000 in the first three months of 2006 from $578,000 in the same period in 2005, primarily as the result of an increase in product revenue of our ALZET mini pump product line. Cost of service revenue was zero for the three months ended March 31, 2006 and $93,000 for the same period in 2005 due to a decline in our service contract revenue related to our polymer business. As of March 31, 2006 and 2005, we had 20 manufacturing employees. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.2 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in the three months ended March 31, 2006 was primarily attributable to the higher employee costs and higher development expenses for SABER-Bupivacaine and Remoxy, partially offset by lower development expenses for TRANSDUR-Sufentanil and Memryte, compared with the same period in 2005. The increase was also attributable to the stock-based compensation expense of $614,000 related to research and development personnel under SFAS 123(R) in the first quarter of 2006, compared to none in first quarter of 2005.

In the first quarter of 2006, we incurred higher research and development expenses for SABER-Bupivacaine associated with Phase II clinical trials in Australia and U.K. and other development activities compared with the same period 2005. We incurred lower development expenses for TRANSDUR-Sufentanil in the first quarter of 2006 compared with the same period in 2005 as Endo performed the majority of the development work for this product after the license agreement was signed in March 2005. We also incurred higher research and development expenses for Remoxy in the first quarter of 2006 to support the development activities related the development activities for Remoxy and formulation work related to other opioids products compared with the same period in 2005. We incurred lower research and development expenses in the first quarter of 2006 for Memryte compared with the same period in 2005 due to the reduced formulation development work for Voyager as the program moved to Phase III clinical trials.

As of March 31, 2006, we had 88 research and development employees compared with 79 as of the corresponding date in 2005. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R).

The research and development expenses associated with our major development products approximate the following (in thousands):

	Three months ended March 31,
	2006	2005
SABER-Bupivacaine	$2,055	$1,302
TRANSDUR-Sufentanil	324	2,361
Remoxy	1,389	906
Memryte	244	1,052
CHRONOGESIC	470	392
Others(1)	2,682	651

Total research and development expenses	$7,164	$6,664

Note (1): Includes stock-based compensation expenses of $614,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceutical systems as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 2006, compared to $2.5 million for the same period in 2005. The increase in the three months ended March 31, 2006 was primarily attributable to the higher product assessment and market research related expenses as well as the stock-based compensation expense of $321,000 related to selling, general and administrative personnel recognized under SFAS 123(R) in the first quarter of 2006.

As of March 31, 2006, we had 32 selling, general and administrative personnel compared with 30 as of the corresponding date in 2005. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and to comply with corporate governance requirements and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $300,000 and $303,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The amortization of intangible assets decreased slightly in the three months ended March 31, 2006 as certain intangible assets were fully amortized in the quarter ended September 30, 2005. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2005, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at March 31, 2006 was $235,000, which will be amortized as follows: $123,000 for the year ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $906,000 for the three months ended March 31, 2006, compared with $485,000 for the same period in 2005. The increase in interest income was primarily the result of higher yields as well as higher average cash and investment balances during the three months ended March 31, 2006 compared with the same period in 2005. Interest expense was $1.1 million for the three months ended March 31, 2006 and 2005. The interest expense was primarily due to the interest accrued on our convertible notes issued in 2003.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $87.9 million at March 31, 2006 compared to $91.0 million at December 31, 2005. These balances include $1.7 million and $2.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2006 and December 31, 2005, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2006 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $72.9 million and $84.2 million at March 31, 2006 and December 31, 2005, respectively. The decrease was primarily attributable our operating expenditures in the three months ended March 31, 2006.

We used $3.3 million of cash for operations for the three months ended March 31, 2006 compared to $5.2 million for the corresponding period in 2005. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the increase in cash collected from our third party collaborators for the three months ended March 31, 2006 compared to the same period in 2005.

We used $18.9 million of cash in investing activities for the three months ended March 31, 2006 compared to $3.7 million of cash provided by investing activities in the corresponding period in 2005. The decrease in cash provided by investing activities was primarily due to an increase in purchases of short-term and long-term investments net of proceeds from maturities of these investments for the three months ended March 31, 2006 compared to the same period in 2005.

We received $786,000 of cash from financing activities for the three months ended March 31, 2006 compared to $11,000 for the corresponding period in 2005. The increase was primarily due to higher proceeds from exercises of stock options in the three months ended March 31, 2006.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of March 31, 2006, the remaining principal balance of our convertible subordinated notes was $57.3 million.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2006, the remaining principal payments of the bonds were $875,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the three months ended March 31, 2006, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2006, approximately 79% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 50% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2006 by year of maturity (dollars in thousands):

	2006	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$41,655	$—	$—	$—	$41,655
Average fixed rate	4.68%	—	—	—	4.68%
Variable rate	$69	$—	$—	$—	$69
Average variable rate	4.69%	—	—	—	4.69%
Short-term investments:
Fixed rate	$14,521	$5,210	$—	$—	$19,731
Average fixed rate	2.58%	4.38%	—	—	3.01%
Variable rate	$10,000	$—	$—	$—	$10,000
Average variable rate	4.64%	—	—	—	4.64%
Long-term investments:
Fixed rate	$—	$6,866	$4,468	$996	$12,330
Average fixed rate	—	3.57%	4.88%	5.35%	4.27%
Restricted investments:
Fixed rate	$1,708	$—	$—	$—	$1,708
Average fixed rate	2.67%	—	—	—	2.67%

Total investment securities	$67,953	$12,076	$4,468	$996	$85,493

Average rate	3.92%	3.93%	4.88%	5.35%	4.01%

In the table above we have reflected the duration of auction rate securities (ARS) based on their reset features as of March 31, 2006.

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

Item 1A. Risk Factors.

In addition to the other information in this Form 10-Q a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects.

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

•	SABER-Bupivacaine—Phase I trial and dosing of first Phase II trial in Australia completed. Phase II trials on-going in the U.S. and the United Kingdom.

•	TRANSDUR-Sufentanil Patch—Dosing of Phase I trial and first trial of Phase II program completed.

•	Remoxy—In February 2006, Pain Therapeutics and its commercialization sublicensee King announced that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA with respect to the pivotal Phase III program for Remoxy. In May 2006, Pain Therapeutics reported that during the first quarter of 2006, it commenced a pivotal Phase III program with Remoxy.

•	Memryte—Dosing completed in one Phase I trial by Voyager. Voyager has completed one Phase II proof of concept trial using the drug but not our DURIN-based dosage form (Memryte) and has a second such trial ongoing. Voyager has initiated dosing for pivotal Phase III clinical studies using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease.

•	CHRONOGESIC—Phase I, Phase II and Pilot Phase III completed. Redesigning the system to address performance problems and expect to resume clinical trials when system design is completed.

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

If we and our third-party collaborators, where relevant, are unable to manufacture pharmaceutical systems or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our pharmaceutical systems and those of our third-party collaborators. We and our third-party collaborators, where relevant, may also need or choose to subcontract with third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems in which case we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our development products” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third-parties which have not been approved by ALZA.

If we or our third-party collaborators cannot manufacture pharmaceutical systems or components in time to meet the clinical or commercial requirements of our collaborators or ourselves or at an acceptable cost, our operating results will be harmed.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including SABER-Bupivacaine, TRANSDUR-Sufentanil, Remoxy, Memryte and CHRONOGESIC) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of SABER-Bupivacaine, Remoxy and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, then we may not be able to meet our substantial debt obligations that become due in 2008

As of March 31, 2006, we had approximately $57.3 million in long-term convertible subordinated notes which mature in June 2008, $129,000 in non-current lease obligations and $675,000 in non-current bonds payable. Our substantial indebtedness, which totals $58.0 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of March 31, 2006, we had cash and investments valued at approximately $87.9 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructure or bankruptcy could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2006, had an accumulated deficit of approximately $188.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate collaborators or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies or pharmaceutical systems that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs, and reduced revenues.

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 28, 2006, we held 26 issued U.S. patents and 70 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 33 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 102 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123(R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. Our adoption of SFAS 123(R) has and will continue to have a material adverse impact on our condensed results of operations and will adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on sales of our DUROS-based products and which will also adversely impact or delay our profitability.

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

Our trading volume is relatively low and may contribute to its volatility

The average daily trading volume of our common stock for the year ended March 31, 2006, was 454,271 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue. Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement on August 29, 2003 with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes and the shares of common stock issuable upon conversion of the notes for resale. The registration statement was declared effective by the SEC on November 3, 2003. The convertible subordinated notes are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as this registration is effective, shares covered thereunder are tradable without limitation. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: May 10, 2006

By:	/s/ JIAN LI
Jian Li
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: May 10, 2006