Form 10-Q
period 2006-06-30
DURECT CORP
filed 2006-08-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Results Way, Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2006, there were 68,609,211 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$41,252	$65,542
Short-term investments	24,622	18,022
Restricted investments	—	321
Accounts receivable, net of allowances of $38 and $128, respectively	4,012	4,488
Inventories	2,104	2,047
Prepaid expenses and other current assets	3,171	3,659

Total current assets	75,161	94,079
Property and equipment, net	7,434	7,304
Goodwill	6,399	6,399
Intangible assets, net	141	536
Long-term investments	10,355	5,459
Restricted investments	1,507	1,653
Other long-term assets	1,183	1,984

Total assets	$102,180	$117,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$716	$1,835
Accrued liabilities	3,611	3,874
Contract research liability	847	1,418
Interest payable on convertible notes	97	149
Deferred revenue, current portion	2,193	2,367
Equipment financing obligations and term loan, current portion	32	34
Bonds payable, current portion	200	200

Total current liabilities	7,696	9,877
Equipment financing obligations and term loan, noncurrent portion	158	27
Bonds payable, noncurrent portion	675	675
Convertible subordinated notes	37,337	57,337
Deferred revenue, noncurrent portion	4,922	6,016
Other long-term liabilities	230	130
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at June 30, 2006 and December 31, 2005; 68,601 and 61,609 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	7	6
Additional paid-in capital	261,828	239,057
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(180)	(212)
Accumulated deficit	(197,013)	(182,019)

Stockholders’ equity	51,162	43,352

Total liabilities and stockholders’ equity	$102,180	$117,414

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Collaborative research and development and other revenue	$4,048	$6,930	$7,106	$10,527
Product revenue, net	2,060	1,889	4,213	3,646

Total revenues	6,108	8,819	11,319	14,173

Operating expenses:
Cost of revenues (1)	770	689	1,599	1,360
Research and development (1)	8,549	7,613	15,713	14,277
Selling, general and administrative (1)	3,189	3,155	6,194	5,663
Amortization of intangible assets	94	303	394	606

Total operating expenses	12,602	11,760	23,900	21,906

Loss from operations	(6,494)	(2,941)	(12,581)	(7,733)
Other income (expense):
Interest and other income	978	407	1,884	892
Interest expense	(932)	(1,114)	(2,009)	(2,234)
Debt conversion expense	(2,287)	—	(2,287)	—

Net other income (expense)	(2,241)	(707)	(2,412)	(1,342)

Net loss	$(8,735)	$(3,648)	$(14,993)	$(9,075)

Net loss per share, basic and diluted	$(0.14)	$(0.07)	$(0.24)	$(0.17)

Shares used in computing basic and diluted net loss per share	64,207	52,047	63,040	51,967

_____________ (1) Stock-based compensation related to the following:

Cost of revenues	$18	$—	$26	$—
Research and development	697	—	1,311	46
Selling, general and administrative	323	343	644	347

	$1,038	$343	$1,981	$393

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(14,993)	$(9,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,421	1,672
Stock-based compensation	1,981	393
Changes in assets and liabilities:
Accounts receivable	477	(3,685)
Inventories	(22)	18
Prepaid expenses and other assets	770	540
Accounts payable	(1,119)	(416)
Accrued liabilities and other long-term liabilities	37	473
Contract research liability	(571)	386
Interest payable on convertible notes	(52)	—
Deferred revenue	(1,268)	9,250

Total adjustments	1,654	8,631

Net cash and cash equivalents used in operating activities	(13,339)	(444)

Cash flows from investing activities
Purchases of property and equipment	(1,158)	(1,212)
Purchases of available for sale securities	(36,542)	(5,350)
Proceeds from sales and maturities of available for sale securities	25,545	16,873

Net cash and cash equivalents provided by (used in) investing activities	(12,155)	10,311

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(71)	(145)
Net proceeds from issuances of common stock	1,275	478
Proceeds from notes receivable from shareholders	—	37

Net cash and cash equivalents provided by financing activities	1,204	370

Net increase (decrease) in cash and cash equivalents	(24,290)	10,237
Cash and cash equivalents, beginning of the period	65,542	20,032

Cash and cash equivalents, end of the period	$41,252	$30,269

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is an emerging specialty pharmaceutical company developing pharmaceutical therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party collaborators in the areas of pain and other chronic and episodic diseases and disorders. The Company also conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

In addition to its core business, the Company also manufactures and sells osmotic pumps used in laboratory research and designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2006, the operating results for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The condensed balance sheet as of December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

As discussed later in this Note 1, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. As a result of adopting Statement 123(R), the Company’s net loss for the three and six months ended June 30, 2006, increased by $1.0 million and $2.0 million, respectively, compared to if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Basic and diluted loss per share for the three and six months ended June 30, 2006 are $.02 and $.03 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$221	$203
Work in process	593	493
Finished goods	1,290	1,351

Total inventories	$2,104	$2,047

Stock-Based Compensation

At June 30, 2006, the Company has six stock-based employee compensation plans, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost was recognized in the Statement of Operations for options granted under the Company’s stock-based employee compensation plans during the three and six months ended June 30, 2005 as all options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation cost in this period in connection with the Company’s employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if the Company had applied the fair value-based method in measuring compensation cost for the Company’s stock-based compensation plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The adoption of SFAS 123(R) had no impact on cash flows from operations or financing.

The following table illustrates the effect on the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss—as reported in prior year	$(3,648)	$(9,075)
Add: Stock-based employee compensation expense included in reported net loss	336	338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(819)	(1,807)

Net loss—pro forma	$(4,131)	$(10,544)

Net loss per share:
Basic and diluted—as reported	$(0.07)	$(0.17)

Basic and diluted—pro forma	$(0.08)	$(0.20)

1)	Stock-based compensation expense for periods prior to January 1, 2006 was calculated based on the pro forma application of SFAS 123.

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

The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,152	$3,200	$1,943	$4,286
Pain Therapeutics, Inc.	2,294	1,117	4,116	2,311
Voyager Pharmaceutical Corporation	362	2,410	660	3,414
Others (2)	240	203	387	516

Total collaborative research and development and other revenue	$4,048	$6,930	$7,106	$10,527

Notes:

1.	Amounts related to the amortization of up-front fees were $547,000 and $1.1 million for the three and six months ended June 30, 2006 and $547,000 and $702,000 for the same periods in 2005, respectively. The amount included in the six months ended June 30, 2005 represented the amount recognized over the period from March 10, 2005 to June 30, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.
2.	Includes service revenue. We did not recognize any revenue from service contracts for the three and six months ended June 30, 2006, compared to $21,000 and $66,000 for the same time periods in 2005, respectively.

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

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development services for others, is recognized only to the extent of reimbursable costs incurred plus estimated fees thereon. In all cases, revenue is recognized only after a signed agreement is in place.

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

The research and development expenses associated with the Company’s major development products approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
POSIDUR™ (formerly referred to as SABER™-Bupivacaine)	$2,710	$1,876	$4,765	$3,178
TRANSDUR™-Sufentanil	512	2,040	836	4,401
Remoxy™	1,607	850	2,997	1,756
Memryte™	257	1,870	501	2,921
CHRONOGESIC®	369	496	838	888
Others	3,094	481	5,776	1,133

Total research and development expenses (1)	$8,549	$7,613	$15,713	$14,277

                   ___________________________________

Note (1): Includes stock-based compensation expenses of $697,000 and $1.3 million for the three and six months ended June 30, 2006 compared to zero and $46,000 for the same periods in 2005, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale investments, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(8,735)	$(3,648)	$(14,993)	$(9,075)
Net change in unrealized gain (loss) on available for sale investments	(11)	113	32	11

Comprehensive loss	$(8,746)	$(3,535)	$(14,961)	$(9,064)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the impact of options to purchase common stock (using the treasury stock method), if dilutive. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented and inclusion of common stock equivalents would have been antidilutive.

The computation of diluted net loss per share for the three months ended June 30, 2006 excludes the impact of options to purchase 9.3 million shares of common stock and 15.9 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the six months ended June 30, 2006 excludes the impact of options to purchase 9.3 million shares of common stock and 17.0 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period.

The computation of diluted net loss per share for the three months ended June 30, 2005 excludes the impact of options to purchase 8.2 million shares of common stock, warrants to purchase 770 shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the six months ended June 30, 2005 excludes the impact of options to purchase 8.4 million shares of common stock, warrants to purchase 770 shares of common stock, and 19.0 million shares of common stock issuable upon conversion of the subordinated notes, as inclusion of such shares would be antidilutive in that period.

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

Note 2. Strategic Agreements

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

Pursuant to the agreement, Endo was obligated to pay an upfront, nonrefundable fee of $10 million, which was paid in April 2005. Endo is also obligated to pay to the Company additional payments of up to approximately $35 million in the aggregate if predetermined regulatory and commercial milestones are achieved. In addition, Endo reimburses the Company for all qualified research and development expenses incurred for TRANSDUR-Sufentanil. If commercialized, Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination. The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current Product Development Plan pursuant to the agreement. For the three and six months ended June 30, 2006, the Company recognized $547,000 and $1.1 million, respectively, and $547,000 and $702,000 for the same periods in 2005, in collaborative research and development revenue related to this upfront fee. Research and development expenses associated with TRANSDUR-Sufentanil in the three and six months ended June 30, 2006 and 2005 reimbursable by Endo under the license agreement were recognized as collaborative research and development revenue in the three and six months ended June 30, 2006 and 2005. Total collaborative research and development revenue under this arrangement was $1.2 million and $1.9 million for the three and six months ended June 30, 2006, and $3.2 million and $4.3 million in the same periods in 2005, respectively.

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004 and again in January 2006 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of its prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on the Company’s projected financial performance of the product in the U.S. and Canada, the Company anticipates that the Company’s share of such profits, if CHRONOGESIC is commercialized, will be approximately 50%. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) the Company has not delivered to Endo on or before March 31, 2007 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after the Company’s delivery of the Notice, provided, that, in each case Endo delivers to the Company its written notice of termination prior to April 30, 2007.

The Company has not recognized any collaborative research and development revenue with respect to CHRONOGESIC under this agreement and its amendments.

Agreement with Pain Therapeutics, Inc. (Pain Therapeutics)

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR™ technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $2.3 million and $4.1 million for the three and six months ended June 30, 2006, compared to $1.1 million and $2.3 million in the same periods in 2005, respectively.

In November 2005, Pain Therapeutics sublicensed the commercialization rights of Remoxy and the other licensed ORADUR-based opioid products to King Pharmaceuticals, Inc.

Agreement with Voyager Pharmaceutical Corporation (Voyager)

In July 2002, the Company entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN™ technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease (Memryte). The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by Voyager without cause. Under the agreement, Voyager reimburses to the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognizes collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the collaborative agreement with Voyager. Total collaborative research and development revenue recognized under the agreement with Voyager was $362,000 and $660,000 for the three and six months ended June 30, 2006, compared to $2.4 million and $3.4 million in the same periods in 2005, respectively.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,506)	$94
Patents	466	(419)	47
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,185)	$141

	December 31, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,302)	$298
Patents	466	(384)	82
Other intangibles	3,260	(3,104)	156

Total	$7,326	$(6,790)	$536

The Company expects to amortize the remaining net intangible assets balance of $141,000 as follows: $29,000 in the six months ending December 31, 2006, $31,000 in each of the years 2007, 2008, and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at June 30, 2006 and December 31, 2005. In the fourth quarter of 2005, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of June 30, 2006, the Company has six stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the condensed statements of operations was $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively. Stock-based compensation cost capitalized as part of inventory for the six months ended June 30, 2006 was $35,000.

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

In January 2000, the Company ceased granting options from the 1998 Stock Option Plan. As of June 30, 2006, options to purchase 19,000 shares of common stock were outstanding under this plan. In addition, all of such options were exercisable and vested as of that date.

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

As of June 30, 2006, 4,758,679 shares of common stock were available for future grant and options to purchase 8,949,940 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of June 30, 2006, 584,000 shares of common stock were available for future grant and options to purchase 299,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of June 30, 2006, there were no shares of common stock available for future grant and options to purchase 216,310 shares of common stock were outstanding under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of June 30, 2006, there were no shares of common stock available for future grant or outstanding options under the 1995 SRT Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under this plan. As of June 30, 2006, 445,978 shares of common stock were available for future grant and 604,022 shares of common stock have been issued under the employee stock purchase plan.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and six months ended June 30, 2006 (in thousands).

	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of revenue	$18	$26
Research and development	697	1,311
Selling, general and administrative	323	644

Total stock-based compensation	$1,038	$1,981

As of June 30, 2006, $35,000 of stock-based compensation cost was capitalized in inventory on the balance sheet.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock Options
Risk-free rate	4.96-5.11%	3.45-3.72%	4.33-5.11%	3.45-4.18%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	3.5	6.25	3.5
Volatility	91-92%	93-100%	91-94%	93-102%

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan
Risk-free rate	4.94-4.98%	3.42%	4.25-4.98%	2.41-3.42%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	54-82%	100%	53-89%	100%

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the six months ended June 30, 2006 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	7,571,146	$3.92
Options granted	3,030,705	$5.16
Options exercised	(547,008)	$2.01
Options forfeited	(427,343)	$2.96
Options expired	(143,250)	$10.12

Outstanding at June 30, 2006	9,484,250	$4.38

Exercisable at June 30, 2006	3,772,445	$4.89

The weighted average remaining contractual life for options outstanding and exercisable at June 30, 2006 was 7.81 and 6.35 years, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was $436,000 and $1.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $6.3 million and $3.2 million, respectively. The total fair value of options vested during the three and six months of June 30, 2006 was $297,000 and $1.8 million, respectively.

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the six months ended June 30, 2006 and 2005. The estimated weighted average fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $4.08 and $2.02 per share, respectively.

There were 96,000 shares granted under our employee stock purchase plan during both the three and six months ended June 30, 2006. Included in the condensed statement of operations for the three and six months ended June 30, 2006 is $71,000 and $127,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under the Company’s employee stock purchase plan.

As of June 30, 2006, $8.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted—Average Remaining Contractual Life	Weighted—Average Exercise Price	Number of Options Exercisable	Weighted—Average Exercise Price
		(In years )
$ 0.35 – 1.53	256,316	5.49	$1.30	132,691	$1.19
$ 1.55 – 1.58	1,013,696	6.62	$1.58	550,251	$1.58
$ 1.75 – 2.48	101,600	7.39	$2.11	71,475	$2.08
$ 2.49 – 2.51	982,050	7.66	$2.51	502,526	$2.51
$ 2.57 – 3.12	591,576	6.81	$2.98	354,623	$2.98
$ 3.15 – 3.20	1,219,784	8.47	$3.20	319,346	$3.20
$ 3.22 – 3.92	1,038,370	7.88	$3.48	483,745	$3.44
$ 4.00 – 5.26	667,500	9.66	$4.84	57,000	$4.42
$ 5.27 – 5.27	2,088,495	9.52	$5.27	0	$0.00
$ 5.36 –13.56	1,524,863	5.79	$8.79	1,300,788	$9.24

$ 0.35 –13.56	9,484,250	7.81	$4.38	3,772,445	$4.89

The Company received $249,000 and $1.1 million in cash from option exercises under all stock-based compensation plans for the three and six months ended June 30, 2006.

Note 5. Conversion of Convertible Subordinated Notes

In May 2006, a holder of $20.0 million in principal amount of the Company’s 6.25% convertible subordinated notes converted such notes into 6,349,206 shares of common stock, at the conversion rate originally set forth in the Notes. Under the terms of the Exchange Agreement between the Company and the holder, the company made a cash payment to such holder of $2,860,000. As a result of the conversion, the Company recorded $2,287,000 in debt conversion expense in its statement of operations for the three and six months ended June 30, 2006. The debt conversion expense represents the difference between our cash payment of $2,860,000 to the holder and the interest expense accrued on the $20.0 million of notes converted from the last interest payment date to the date of conversion. The conversion was recorded as a reduction of $20.0 million of long term liabilities, a reduction of other long term assets of $519,000 attributable to the related unamortized debt issuance costs and an increase of $19.5 million to shareholder’s equity. As of June 30, 2006, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.*

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical systems based on proprietary drug delivery technology platforms. We are developing and commercializing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we seek to achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration and providing sustained drug delivery.

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have five disclosed on-going development programs of which four are in collaboration with third-party pharmaceutical companies. The following are our publicly announced pharmaceutical systems in development:

POSIDUR™ (formerly referred to as SABER-Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. POSIDUR is designed to be administered around a surgical site after surgery for post-operative pain relief and is intended to provide local analgesia for 3 days or more, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. POSIDUR is currently in Phase II clinical trials. In January 2006, the U.S. Investigational New Drug (IND) application for POSIDUR was accepted by the U.S. Food and Drug Administration (FDA).

In April 2006, we announced the results from our first Phase II clinical study in hernia patients conducted in Australia. This Phase II trial was a dose escalation trial conducted in three cohorts, where three doses, low (Cohort 1), intermediate (Cohort 2) and high (Cohort 3), of POSIDUR were evaluated following repair of inguinal hernia. In Cohorts 1, 2 and 3, a total of 6, 15 and 60 patients were enrolled, respectively. Cohorts 2 and 3 included control groups of 5 and 15 patients, respectively, who received commercial bupivacaine as a comparator. Prior to dose escalation, safety and an acceptable pharmacokinetic profile were established. The primary end points of the study were safety and pharmacokinetics. The study also assessed a variety of other secondary endpoints including, among others, pain intensity, pain relief and supplemental analgesic medication usage. Although the study was not designed as an efficacy study to provide statistical conclusions on such secondary endpoints, results from these evaluations are intended to guide the design of future Phase II and Phase III clinical studies.

*	NOTE: CHRONOGESIC®, ALZET®, SABER™, POSIDUR™, TRANSDUR™, ORADUR™, LACTEL®, DURIN™ and MICRODUR™ are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

The results to date from the study are as follows:

All primary end-points of the study were achieved:

•	Safety—Good safety was observed across all cohorts, with no clinically significant drug related adverse events observed with 61 patients exposed to POSIDUR. POSIDUR injections also appeared to be well tolerated by patients.

•	Pharmacokinetics—Evaluation of plasma bupivacaine concentrations showed that, across all cohorts, POSIDUR achieved:

•	sustained plasma concentrations of bupivacaine as measured up to 72 hours

•	no evidence of burst or spike in plasma concentrations of bupivacaine upon injection

•	dose-linear pharmacokinetics of bupivacaine

Secondary end-points (in Cohort 2 and Cohort 3 with comparator controls groups):

•	In Cohort 2 (n=15), the patients who were administered POSIDUR showed better pain relief, lower pain intensity and reduced supplemental analgesic usage compared with the patients using commercial bupivacaine as measured during the first 4 days after treatment.

•	In Cohort 3 (n=60), no significant difference was observed in pain relief, pain intensity and supplemental analgesic usage between the patients who were administered POSIDUR compared with the patients using commercial bupivacaine as measured during the first 4 days after treatment.

During the second quarter of 2006, we also initiated dosing in the first U.S. clinical trial, a Phase II, placebo-controlled trial in hernia patients and expanded the development of POSIDUR into five on-going Phase II clinical trials. We are conducting these studies in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgery models for the purpose of selecting the optimal dosing and the pain models to be used for our pivotal Phase III trials. Pending the successful completion of these Phase II trials and approval of regulatory authorities, we will continue into Phase III trials.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In March 2005, we entered into an agreement with Endo Pharmaceuticals granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo is currently conducting the Phase II clinical program for TRANSDUR-Sufentanil. We are currently supplying additional Phase II clinical product for this program, and Endo has secured the Phase III clinical and commercial manufacturing capacity necessary for this product.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In February 2006, Pain Therapeutics and its commercialization sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. According to Pain Therapeutics and King, under the terms of the SPA for Remoxy, one pivotal Phase III trial is required to file a New Drug Application. The randomized, double-blinded, placebo-controlled, multi-center pivotal trial will enroll 400 patients with moderate-to-severe osteoarthritic pain in multiple U.S. clinical sites. Following a titration period, patients will be randomized to either Remoxy (10-80 mg daily) or placebo for 12 weeks. The primary endpoint is reduction in pain scores over three months compared to baseline. In May 2006, Pain Therapeutics reported that during the first quarter of 2006, it commenced this pivotal Phase III program with Remoxy.

During the first half of 2006, we also worked with King and Pain Therapeutics on the development of a second ORADUR abuse-resistant opioid product. In August, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for a new ORADUR-based opioid drug candidate, and that the investigational new drug (IND) application for this drug candidate had been accepted by the United States Food and Drug Administration (FDA).

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Voyager has announced that positive efficacy trends were seen from a Phase II clinical trial in women and a Phase II clinical trial in men, both using the active agent (not the Memryte dosage form). Memryte is currently in Phase III clinical trials.

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada. In 2002, we completed a pilot Phase III clinical trial for CHRONOGESIC. Clinical trials have been suspended pending system redesign which is on-going.

DURECT Research Programs

We are also currently researching and developing, by ourselves and in conjunction with third party pharmaceutical companies, additional pharmaceutical systems in a variety of therapeutic areas, including chronic pain, central nervous system disorders and cardiovascular disease based on our proprietary drug delivery platform technologies.

Collaborative Research and Development Revenues

We generate substantially all collaborative research and development revenues from three collaborative agreements related to the development and commercialization of pharmaceutical systems based on our technologies: one with Endo related to TRANSDUR-Sufentanil, one with Pain Therapeutics related to Remoxy and other specified ORADUR-based oral opioids, and one with Voyager related to Memryte.

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

Since our inception in 1998, we have had a history of operating losses. At June 30, 2006, we had an accumulated deficit of $197.0 million. Our net loss for the three and six months ended June 30, 2006 was $8.7 million and $15.0 million, respectively. Our losses were $18.1 million, $27.6 million and $22.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur additional non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term of our stock options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, consistent with SFAS 123(R) and SAB 107. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future,which could materially affect our net income or loss and net income or loss per share. For more information, see the Section entitled “Stock-Based Compensation” under Note 1 to the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

Three and six months ended June 30, 2006 and 2005

Revenues. Net revenues were $6.1 million and $11.3 million in the three and six months ended June 30, 2006, respectively, compared to $8.8 million and $14.2 million for the corresponding periods in 2005. The decrease in total revenues is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Voyager and Endo, offset by higher product revenues from our ALZET product lines.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $4.0 million and $7.1 million of collaborative research and development revenue for the three and six months ended June 30, 2006, respectively, compared to $6.9 million and $10.5 million for the corresponding periods in 2005. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies. The decrease in collaborative research and development revenue in the three and six months ended June 30, 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and TRANSDUR-Sufentanil (collaboration with Endo), offset by higher collaborative research and development revenue recognized in connection with our agreement for Remoxy (collaboration with Pain Therapeutics) compared with the same period in 2005.

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

We expect our collaborative research and development revenue to fluctuate in the future periods pending our third party collaborators’ commitment to and progress in the research and development programs, although we will continue to increase our efforts to develop products in connection with various strategic collaborations. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,152	$3,200	$1,943	$4,286
Pain Therapeutics, Inc.	2,294	1,117	4,116	2,311
Voyager Pharmaceutical Corporation	362	2,410	660	3,414
Others (2)	240	203	387	516

Total collaborative research and development and other revenue	$4,048	$6,930	$7,106	$10,527

Notes:

1.	Amounts related to the up-front fee were $547,000 and $1.1 million for the three and six months ended June 30, 2006, respectively, compared to $547,000 and $702,000 for the same time periods in 2005. The amount included in the six month period ended June 30, 2005 represented the amount recognized over the period from March 10, 2005 to June 30, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.

2.	Includes service revenue. We did not recognize any revenue from service contracts for the three and six months ended June 30, 2006, compared to $21,000 and $66,000 for the same time periods in 2005, respectively.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

We did not recognize any revenue from service contracts for the three and six months ended June 30, 2006, compared to $21,000 and $66,000 of revenue recognized from service contracts for the same time periods in 2005, respectively. Service contract revenues recognized in 2005 were related to certain polymer related service contracts we signed with various customers. The decrease was primarily due to completion of certain service contracts in the second half of 2005. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our biodegradable polymer products. Net product revenues were $2.1 million and $4.2 million in the three and six months ended June 30, 2006, respectively, compared to $1.9 million and $3.6 million for the corresponding periods in 2005. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold and slightly higher polymer sales in the three and six months ended June 30, 2006 compared with the same periods in 2005.

Cost of revenues. Cost of revenues was $770,000 and $1.6 million for the three and six months ended June 30, 2006, respectively, compared to $689,000 and $1.4 million for the corresponding periods in 2005. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts. The increase in the cost of revenues was primarily due to higher product volumes from our existing commercial product lines in the three and six months ended June 30, 2006. Stock based compensation expense related to cost of revenue was $18,000 and $26,000 recognized under SFAS 123(R) in the three and six months ended June 30, 2006, respectively.

Cost of product revenue increased to $770,000 and $1.6 million for the three and six months ended June 30, 2006, respectively, from $677,000 and $1.3 million for the same periods in 2005, primarily as the result of an increase in product volumes of our ALZET mini pump product line. Cost of service revenue was zero for the three and six months ended June 30, 2006 and $12,000 and $55,000 for the same periods in 2005 due to a decline in our service contract revenue related to our polymer business. As of June 30, 2006, we had 22 manufacturing employees compared with 20 as of the corresponding date in 2005. We expect cost of revenues to remain comparable in the future, as we do not expect product revenues to increase significantly in the future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $8.5 million and $15.7 million for the three and six months ended June 30, 2006, respectively, compared to $7.6 million and $14.3 million for the corresponding periods in 2005. The increase in the three and six months ended June 30, 2006 was primarily attributable to higher employee costs and higher development expenses for POSIDUR, Remoxy and other ORADUR-based opioid products, partially offset by lower development expenses for TRANSDUR-Sufentanil and Memryte, compared with the same period in 2005. The increase was also attributable to the stock-based compensation expense of $697,000 and $1.3 million related to research and development personnel under SFAS 123(R) in the three and six months ended June 30, 2006, respectively. We recorded stock-based compensation for options issued to non-employee consultants of zero and $46,000 for the three and six months ended June 30, 2005.

In the first half of 2006, we incurred higher research and development expenses for POSIDUR associated with Phase II clinical trials in Australia and U.K. and other development activities compared with the same period 2005. We incurred lower development expenses for TRANSDUR-Sufentanil in the first half of 2006 compared with the same period in 2005 as Endo performed the majority of the development work for this product after the license agreement was signed in March 2005. We also incurred higher research and development expenses for Remoxy in the first half of 2006 to support the development activities related the development activities for Remoxy and formulation work related to other opioids products compared with the same period in 2005. We incurred lower research and development expenses in the first half of 2006 for Memryte compared with the same period in 2005 due to the reduced formulation development work for Voyager as the program moved to Phase III clinical trials.

As of June 30, 2006, we had 98 research and development employees compared with 82 as of the corresponding date in 2005. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost under SFAS 123(R) related to research and development personnel.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
POSIDUR (formerly referred to as SABER-Bupivacaine)	$2,710	$1,876	$4,765	$3,178
TRANSDUR-Sufentanil	512	2,040	836	4,401
Remoxy	1,607	850	2,997	1,756
Memryte	257	1,870	501	2,921
CHRONOGESIC	369	496	838	888
Others	3,094	481	5,776	1,133

Total research and development expenses (1)	$8,549	$7,613	$15,713	$14,277

Note (1): Includes stock-based compensation expenses of $697,000 and $1.3 million for the three and six months ended June 30, 2006 compared to zero and $46,000 for the same periods in 2005, respectively.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceutical systems as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.2 million and $6.2 million for the three and six months ended June 30, 2006, respectively, compared to $3.2 million and $5.7 million for the corresponding periods in 2005. The increase in the six months ended June 30, 2006 was primarily attributable to higher product assessment and market research related expenses as well as the stock-based compensation expense of $323,000 and $644,000 related to selling, general and administrative personnel recognized under SFAS 123(R) in the three and six months ended June 30, 2006.

As of June 30, 2006, we had 32 selling, general and administrative personnel compared with 30 as of the corresponding date in 2005. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $94,000 and $394,000 for the three and six months ended June 30, 2006, respectively, compared to $303,000 and $606,000 for the corresponding periods in 2005. The amortization of intangible assets decreased in the three and six months ended June 30, 2006 as certain intangible assets became fully amortized in the second quarter of 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In the fourth quarter of 2005, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at June 30, 2006 was $141,000, which will be amortized as follows: $29,000 for the year ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $978,000 and $1.9 million for the three and six months ended June 30, 2006, respectively, compared to $407,000 and $892,000 for the corresponding periods in 2005. The increase in interest income was primarily the result of higher yields on investments as well as higher average cash and investment balances during the three and six months ended June 30, 2006 compared with the same periods in 2005.

Interest expense was $932,000 and $2.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.1 million and $2.2 million for the corresponding periods in 2005. The interest expense was primarily due to the interest accrued on our convertible notes issued in 2003. The decrease in interest expense in the three and six months ended June 30, 2006 was primarily due to lower remaining balance on our convertible notes in the three and six months ended June 30, 2006 compared with the same periods in 2005.

Debt conversion expense was $2.3 million for both the three and six months ended June 30, 2006 compared with none in the same periods in 2005. The debt conversion expense was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in the second quarter of 2006. These amounts also reflect a reclassification of $573,000 from debt conversion expense to interest expense compared to the amounts previously reported in our press release dated July 27, 2006.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $77.7 million at June 30, 2006 compared to $91.0 million at December 31, 2005. These balances include $1.5 million and $2.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2006 and December 31, 2005, respectively. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2006 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $67.5 million and $84.2 million at June 30, 2006 and December 31, 2005, respectively. The decrease was primarily attributable to our operating expenditures in the six months ended June 30, 2006.

We used $13.3 million of cash for operations for the six months ended June 30, 2006 compared to $444,000 for the corresponding period in 2005. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the decrease in cash collected from our third party collaborators for the six months ended June 30, 2006 compared to the same period in 2005. We received $10.0 million payment from Endo in connection with our license agreement for TRANDUR Sufentanil product for the U.S and Canadian markets during the six months ended June 30, 2005.

We used $12.2 million of cash in investing activities for the six months ended June 30, 2006 compared to $10.3 million of cash provided by investing activities in the corresponding period in 2005. The increase in cash used in investing activities was primarily due to an increase in purchases of short-term and long-term investments net of proceeds from maturities of these investments for the six months ended June 30, 2006 compared to the same period in 2005.

We received $1.2 million of cash from financing activities for the six months ended June 30, 2006 compared to $370,000 for the corresponding period in 2005. The increase was primarily due to higher proceeds from issuance of stock through exercises of stock options and ESPP purchases in the six months ended June 30, 2006 compared with the same period in 2005.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and

December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligation of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock.

In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2,860,000, which amount was based on a discounted value of future interest payments due on such Notes until maturity. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of June 30, 2006, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2006, the remaining principal payments of the bonds were $875,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the six months ended June 30, 2006, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except for reduced principal amount of convertible subordinated notes as of June 30, 2006.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2006, approximately 86% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 53% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2006 by year of maturity (dollars in thousands):

	2006	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$37,048	$—	$—	$—	$37,048
Average fixed rate	5.20%	—	—	—	5.20%
Variable rate	$1,636	$—	$—	$—	$1,636
Average variable rate	5.14%	—	—	—	5.14%
Short-term investments:
Fixed rate	$14,988	$9,634	$—	$—	$24,622
Average fixed rate	2.81%	3.92%	—	—	3.22%
Long-term investments:
Fixed rate	$—	$3,919	$5,446	$990	$10,355
Average fixed rate	—	3.70%	5.04%	5.35%	4.63%
Restricted investments:
Fixed rate	$1,507	$—	$—	$—	$1,507
Average fixed rate	3.26%	—	—	—	3.26%

Total investment securities	$55,179	$13,553	$5,446	$990	$75,168

Average rate	4.35%	3.85%	5.04%	5.35%	4.28%

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Other than for Remoxy, we have not yet selected the drug dosages nor finalized the formulation or the system design of any of our pharmaceutical systems, including POSIDUR (formerly referred to as SABER-Bupivacaine), TRANSDUR-Sufentanil, Memryte and CHRONOGESIC, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, Remoxy, Memryte, CHRONOGESIC or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before they can be sold

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, preclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our publicly announced development programs is as follows:

•	POSIDUR—Five Phase II clinical trials on-going in the U.S., Australia and the United Kingdom.

•	TRANSDUR-Sufentanil Patch—Phase II program on-going.

•	Remoxy—In May 2006, Pain Therapeutics and King Pharmaceuticals reported that during the first quarter of 2006, it commenced a pivotal Phase III program with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA.

•	Memryte—Voyager has announced that positive efficacy trends were seen in a Phase II clinical trial in women and a Phase II clinical trial in men, both using the active agent (not the Memryte dosage form). Voyager is conducting the Phase III clinical program using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease.

•	CHRONOGESIC—Redesigning the system to address performance problems and expect to resume clinical trials in the event system design is completed.

•	Second ORADUR-Opioid Drug Candidate under Pain Therapeutics/King Alliance— In August, King Pharmaceuticals and Pain Therapeutics announced the initiation of a Phase I clinical trial for a new ORADUR-based opioid drug candidate, and that the investigational new drug (IND) application for this drug candidate had been accepted by the United States Food and Drug Administration (FDA).

We are currently in the clinical, preclinical or research stages with respect to all our other pharmaceutical systems under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our pharmaceutical systems. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. We may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated that could delay commercialization of such pharmaceutical systems and harm our business and financial conditions.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, Remoxy, Memryte and CHRONOGESIC. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, DURIN-Leuprolide (Memryte), Remoxy and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

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

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our development products. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing regulation inspection by the FDA relating to our pharmaceutical systems. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our pharmaceutical systems we or they manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our pharmaceutical systems.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

We depend to a large extent on third-party collaborators, and we do not have or have limited control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Endo related to the development, promotion and distribution of CHRONOGESIC and TRANSDUR-Sufentanil in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

We may develop our own sales force to market POSIDUR and to co-promote along with Endo TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could materially harm our business.

We and our third-party collaborators may not sell our pharmaceutical systems effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborations may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to us;

•	fail to adequately market our pharmaceutical systems;

•	cease operations with little or no notice to us;

•	offer, design, manufacture or promote competing product lines;

•	fail to maintain adequate inventory and thereby restrict use of our pharmaceutical systems; or

•	build up inventory in excess of demand thereby limiting future purchases of our pharmaceutical systems resulting in significant quarter-to-quarter variability in our sales.

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our pharmaceutical systems will hurt our business and financial results.

We rely heavily on third parties to support development, clinical testing and manufacturing of our pharmaceutical systems

We rely on third-party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third-party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our pharmaceutical systems. These third parties may not execute their responsibilities and tasks competently or in a timely fashion. We rely on third-parties to manufacture or perform manufacturing steps relating to our pharmaceutical systems or components. See “We may not be able to manufacture sufficient quantities of our development products to support our clinical and commercial requirements at an acceptable cost, and we have limited manufacturing experience.” We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our development products, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, Remoxy, Memryte and CHRONOGESIC) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a pharmaceutical systems due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and delivery time.

We have supply agreements in place for certain components of our pharmaceuticals systems, but do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical system candidates. Therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our pharmaceutical systems is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete clinical trials and obtain approval for commercialization and marketing of our pharmaceutical systems, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation.

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of June 30, 2006, we had approximately $37.3 million in long-term convertible subordinated notes which mature in June 2008, $158,000 in non-current lease obligations and $675,000 in non-current bonds payable. Our substantial indebtedness, which totals $38.2 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of June 30, 2006, we had cash, cash equivalents and investments valued at approximately $77.7 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.

We may be required to redeem our outstanding convertible subordinated notes before maturity, and we may not have sufficient funds to do so. The redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If a “fundamental change” occurs, we may be required to redeem all or part of the remaining $37.3 million in outstanding principal, plus any accrued but unpaid interest on our outstanding convertible promissory notes. A “fundamental change” is defined as:

•	any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ Global Market or any similar United States system of automated dissemination of quotations of securities prices, or,

•	if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ Global Market.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2006, had an accumulated deficit of approximately $197.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	success in entering into collaboration agreements and meeting milestones under such agreements;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical systems;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our pharmaceutical systems;

•	competing technological and market developments;

•	market acceptance of our pharmaceutical systems;

•	costs for recruiting and retaining employees and consultants; and

•	unexpected legal, accounting and other costs and liabilities related to our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 31, 2006, we held 28 issued U.S. patents and 70 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 36 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 99 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

We are party to several collaborative agreements. See “Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.” Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, a decision by the Supreme Court adverse to the patent holder in the case of MedImmune, Inc. v. Genentech, Inc., U.S. Supreme Court No. 05-608 (Feb. 21, 2006) could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Past acquisitions, such as our acquisitions of IntraEAR, ALZET, SBS and APT, as well as future acquisitions, may not generate any additional revenue or provide any benefit to our business.

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

We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our last review during the fourth quarter of 2005 and determined that goodwill was not impaired as of December 31, 2005. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

We do not control ALZA’s ability to develop and commercialize DUROS technology outside of fields licensed to us, and problems encountered by ALZA could result in negative publicity, loss of sales and delays in market acceptance of our DUROS-based pharmaceutical systems

ALZA retains complete rights to the DUROS technology for fields outside the specific fields licensed to us. Accordingly, ALZA may develop and commercialize DUROS-based products or license others to do so, so long as there is no conflict with the rights granted to us. ALZA received FDA approval to market its first DUROS-based product, VIADUR (leuprolide acetate implants) for the palliative treatment of advanced prostate cancer in March 2000. If ALZA or its commercialization collaborator. Bayer Pharmaceuticals Corporation, fails to commercialize this product successfully, or encounters problems associated with this product, negative publicity could be created about all DUROS-based products, which could result in harm to our reputation and cause reduced sales of our DUROS-based pharmaceutical systems. In addition, if any third party that may be licensed by ALZA fails to develop and commercialize DUROS-based products successfully, the success of all DUROS-based systems could be impeded, including ours, resulting in delay or loss of revenue or damage to our reputation, any one of which could harm our business.

Our corporate headquarters, manufacturing facilities and personnel are located in a geographical area that is seismically active

Our corporate headquarters, primary manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes. Should such a natural disaster occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research and development efforts, could be destroyed.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, Remoxy and other ORADUR-based opioid drugs licensed to Pain Therapeutics, DURIN-Leuprolide (Memryte) and CHRONOGESIC. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and Nasdaq Global Market rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the remaining $37.3 million aggregate principal amount of convertible subordinated notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock or pay note holders to convert out notes. These transactions could dilute existing stockholders, increase the volatility of our stock and consume our existing cash

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding 6.25% Convertible Subordinated Notes due June 2008 from time to time in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, we entered into an agreement with the holder of such notes with an aggregate principal amount of $20 million to convert such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holder of $2,860,000. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock. Such transactions also consume our cash in a manner that may not benefit our stockholders.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•	adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, Remoxy, Memryte, CHRONOGESIC or other pharmaceutical systems;

•	announcements of FDA non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our pharmaceutical systems or our or our third-party collaborator’s clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

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

Our trading volume is relatively low and may contribute to its volatility

The average daily trading volume of our common stock for the year ended June 30, 2006, was 390,050 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 20, 2006, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class III directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2009:

James E. Brown	(49,601,041 votes for, 4,012,543 votes withheld)
Michael D. Casey	(50,154,665 votes for, 3,458,919 votes withheld)
Armand P. Neukemans	(53,067,629 votes for, 545,955 votes withheld)

Our board is composed of the elected Class III directors and the following continuing directors:

Felix Theeuwes

Simon X. Benito

David R. Hoffmann

Jon S. Saxe

The other matter voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to such matter was as follows:

•	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006 (53,347,986 votes in favor, 238,643 votes opposed, 26,955 votes abstaining and 0 non-votes).

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

Date: August 9, 2006

By:	/s/ JIAN LI
Jian Li
Vice President, Finance and Corporate Controller (Principal Financial and Accounting Officer)

Date: August 9, 2006