Form 10-Q
period 2006-09-30
DURECT CORP
filed 2006-11-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 68,893,682 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,717	$65,542
Short-term investments	25,099	18,022
Restricted investments	—	321
Accounts receivable, net of allowances of $36 and $128, respectively	3,471	4,488
Inventories	2,205	2,047
Prepaid expenses and other current assets	1,611	3,659

Total current assets	70,103	94,079
Property and equipment, net	7,447	7,304
Goodwill	6,399	6,399
Intangible assets, net	119	536
Long-term investments	9,955	5,459
Restricted investments	1,508	1,653
Other long-term assets	1,073	1,984

Total assets	$96,604	$117,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121	$1,835
Accrued liabilities	4,042	3,874
Contract research liabilities	871	1,418
Interest payable on convertible notes	681	149
Deferred revenue, current portion	2,412	2,367
Equipment financing obligations and term loan, current portion	32	34
Bonds payable, current portion	200	200

Total current liabilities	9,359	9,877
Equipment financing obligations and term loan, noncurrent portion	150	27
Bonds payable, noncurrent portion	675	675
Convertible subordinated notes	37,337	57,337
Deferred revenue, noncurrent portion	4,375	6,016
Other long-term liabilities	279	130
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized at September 30, 2006 and December 31, 2005; 68,784 and 61,609 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7	6
Additional paid-in capital	263,555	239,057
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(58)	(212)
Accumulated deficit	(205,595)	(182,019)

Stockholders’ equity	44,429	43,352

Total liabilities and stockholders’ equity	$96,604	$117,414

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Collaborative research and development and other revenue	$3,158	$5,369	$10,264	$15,896
Product revenue, net	1,976	1,653	6,189	5,299
Revenue from sale of intellectual property rights	—	1,600	—	1,600

Total revenues	5,134	8,622	16,453	22,795

Operating expenses:
Cost of revenues (1)	666	573	2,265	1,933
Research and development (1)	9,930	7,024	25,643	21,301
Selling, general and administrative (1)	3,346	2,699	9,540	8,362
Amortization of intangible assets	22	303	416	909

Total operating expenses	13,964	10,599	37,864	32,505

Loss from operations	(8,830)	(1,977)	(21,411)	(9,710)
Other income (expense):
Interest and other income	957	467	2,841	1,359
Interest expense	(710)	(1,095)	(2,719)	(3,329)
Debt conversion expense	—	(403)	(2,287)	(403)

Net other income (expense)	247	(1,031)	(2,165)	(2,373)

Loss before income taxes	(8,583)	(3,008)	(23,576)	(12,083)
Income tax provision	—	4	—	4

Net loss	$(8,583)	$(3,012)	$(23,576)	$(12,087)

Net loss per share, basic and diluted	$(0.12)	$(0.06)	$(0.36)	$(0.23)

Shares used in computing basic and diluted net loss per share	68,688	52,786	64,943	52,240

(1) Stock-based compensation related to the following:

Cost of revenues	$20	$—	$47	$—
Research and development	774	60	2,084	106
Selling, general and administrative	368	—	1,011	347

	$1,162	$60	$3,142	$453

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(23,576)	$(12,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment and disposal of fixed assets	34	—
Depreciation and amortization	1,933	2,419
Stock-based compensation	3,142	453
Non-cash expense related to the early conversion of convertible subordinate notes	—	403
Changes in assets and liabilities:
Accounts receivable	1,017	(3,289)
Inventories	(116)	(195)
Prepaid expenses and other assets	2,440	(15)
Accounts payable	(714)	(749)
Accrued liabilities and other long-term liabilities	1,017	1,473
Contract research liability	(547)	357
Interest payable on convertible notes	532	915
Deferred revenue	(1,596)	8,722

Total adjustments	7,142	10,494

Net cash and cash equivalents used in operating activities	(16,434)	(1,593)

Cash flows from investing activities
Purchases of property and equipment	(1,694)	(1,660)
Purchases of available for sale securities	(44,275)	(11,601)
Proceeds from sales and maturities of available for sale securities	33,322	23,047

Net cash and cash equivalents provided by (used in) investing activities	(12,647)	9,786

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(78)	(220)
Net proceeds from issuances of common stock	1,334	871
Proceeds from notes receivable from shareholders	—	37

Net cash and cash equivalents provided by financing activities	1,256	688

Net increase (decrease) in cash and cash equivalents	(27,825)	8,881
Cash and cash equivalents, beginning of the period	65,542	20,032

Cash and cash equivalents, end of the period	$37,717	$28,913

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (“the Company”) was incorporated in the state of Delaware on February 6, 1998. The Company is an emerging specialty pharmaceutical company developing pharmaceutical therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party collaborators in the areas of pain and other chronic and episodic diseases and disorders. The Company also conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

In addition to its core business, the Company also manufactures and sells osmotic pumps used in laboratory research and designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2006, the operating results for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The condensed balance sheet as of December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

As discussed later in this Note 1, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. As a result of adopting Statement 123(R), the Company’s net loss for the three and nine months ended September 30, 2006, increased by $1.2 million and $3.1 million, respectively, compared to if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Basic and diluted loss per share for the three and nine months ended September 30, 2006 are $.02 and $.05 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$195	$203
Work in process	688	493
Finished goods	1,322	1,351

Total inventories	$2,205	$2,047

Stock-Based Compensation

At September 30, 2006, the Company has six stock-based employee compensation plans, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost was recognized in the Statement of Operations for options granted under the Company’s stock-based employee compensation plans during the three and nine month periods ended September 30, 2005 as all options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation cost in these periods in connection with the Company’s employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period, whichever is lower. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company provided pro forma net loss and net loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if the Company had applied the fair value-based method in measuring compensation cost for the Company’s stock-based compensation plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine month periods ended September 30, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The adoption of SFAS 123(R) had no impact on cash flows from operations or financing activities.

The following table illustrates the effect on the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss—as reported in prior year	$(3,012)	$(12,087)
Add: Stock-based employee compensation expense included in reported net loss	1	340
Deduct: Total pro-forma stock-based employee compensation expense determined under fair value based method for all awards	(783)	(2,590)

Net loss—pro forma	$(3,794)	$(14,337)

Net loss per share:
Basic and diluted—as reported	$(0.06)	$(0.23)

Basic and diluted—pro forma	$(0.07)	$(0.27)

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s corporate partners is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,336	$1,759	$3,278	$6,043
Pain Therapeutics, Inc.	1,627	1,113	5,744	3,424
Voyager Pharmaceutical Corporation	116	2,334	777	5,748
Others (2)	79	163	465	681

Total collaborative research and development and other revenue	$3,158	$5,369	$10,264	$15,896

Notes:

(1)	Amounts related to the amortization of up-front fees were $547,000 and $1.6 million for the three and nine months ended September 30, 2006 and $547,000 and $1.2 million for the same periods in 2005, respectively. The amount included in the nine months ended September 30, 2005 represented the amount recognized over the period from March 10, 2005 to September 30, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.
(2)	Includes service revenue. We did not recognize any revenue from service contracts for the three and nine months ended September 30, 2006, compared to $17,000 and $83,000 for the same time periods in 2005, respectively.

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

The research and development expenses associated with the Company’s major development products approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
POSIDUR™	$3,314	$2,123	$8,079	$5,301
TRANSDUR™-Sufentanil	742	908	1,579	5,309
Remoxy™ and other ORADUR-based products	1,288	873	4,284	2,629
Memryte™	551	1,478	1,052	4,399
CHRONOGESIC®	510	408	1,348	1,296
Others (1)	3,525	1,234	9,301	2,367

Total research and development expenses (1)	$9,930	$7,024	$25,643	$21,301

(1):	Includes stock-based compensation expenses of $774,000 and $2.1 million for the three and nine months ended September 30, 2006 as compared to $60,000 and $106,000 for the same periods in 2005, respectively.

Comprehensive Loss

Components of other comprehensive loss, including unrealized gains and losses on the Company’s available-for-sale investments, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(8,583)	$(3,012)	$(23,576)	$(12,087)
Net change in unrealized gain (loss) on available for sale investments	122	34	154	(8)

Comprehensive loss	$(8,461)	$(2,978)	$(23,422)	$(12,095)

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

The computation of diluted net loss per share for the three months ended September 30, 2006 excludes the impact of options to purchase 9.7 million shares of common stock, a warrant to purchase 770 shares of common stock, and 11.9 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the nine months ended September 30, 2006 excludes the impact of options to purchase 9.4 million shares of common stock, a warrant to purchase 770 shares of common stock, and 15.3 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period.

The computation of diluted net loss per share for the three months ended September 30, 2005 excludes the impact of options to purchase 7.8 million shares of common stock, a warrant to purchase 770 shares of common stock and 18.6 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the nine months ended September 30, 2005 excludes the impact of options to purchase 8.2 million shares of common stock, a warrant to purchase 770 shares of common stock, and 18.9 million shares of common stock issuable upon conversion of the subordinated notes, as inclusion of such shares would be antidilutive in that period.

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

Pursuant to the agreement, Endo was obligated to pay an upfront, nonrefundable fee of $10 million, which was paid in April 2005. Endo is also obligated to pay to the Company additional payments of up to approximately $35 million in the aggregate if predetermined regulatory and commercial milestones are achieved. In addition, Endo reimburses the Company for all qualified research and development expenses incurred for TRANSDUR-Sufentanil. If commercialized, Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination. The $10 million up-front fee is recognized as revenue ratably over the term of the Company’s continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current Product Development Plan pursuant to the agreement. For the three and nine months ended September 30, 2006, the Company recognized $547,000 and $1.6 million, respectively, and $547,000 and $1.2 million for the same periods in 2005, in collaborative research and development revenue related to this upfront fee. Research and development expenses associated with TRANSDUR-Sufentanil in the three and nine months ended September 30, 2006 and 2005 reimbursable by Endo under the license agreement were recognized as collaborative research and development revenue in the three and nine months ended September 30, 2006 and 2005. Total collaborative research and development revenue under this arrangement was $1.3 million and $3.3 million for the three and nine months ended September 30, 2006, and $1.8 million and $6.0 million in the same periods in 2005, respectively.

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004 and again in January 2006 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of its prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. Based on the Company’s projected financial performance of the product in the U.S. and Canada, the Company anticipates that the Company’s share of such profits, if CHRONOGESIC is commercialized, will be approximately 50%. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) the Company has not delivered to Endo on or before March 31, 2007 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after the Company’s delivery of the Notice, provided, that, in each case Endo delivers to the Company its written notice of termination prior to April 30, 2007. As of October 31, 2006, the Company does not anticipate that it will complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the right to terminate this agreement.

The Company has not recognized any collaborative research and development revenue with respect to CHRONOGESIC under this agreement and its amendments.

Agreement with Pain Therapeutics, Inc. (Pain Therapeutics)

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR™ technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.6 million and $5.7 million for the three and nine months ended September 30, 2006, compared to $1.1 million and $3.4 million in the same periods in 2005, respectively.

In November 2005, Pain Therapeutics sublicensed the commercialization rights of Remoxy and the other licensed ORADUR-based opioid products to King Pharmaceuticals, Inc.

Agreement with Voyager Pharmaceutical Corporation (Voyager)

In July 2002, the Company entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN™ technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease (Memryte). The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party and by Voyager without cause. Under the agreement, Voyager is obligated to reimburse the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognizes collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the collaborative agreement with Voyager. Total collaborative research and development revenue recognized under the agreement with Voyager was $116,000 and $777,000 for the three and nine months ended September 30, 2006, compared to $2.3 million and $5.7 million in the same periods in 2005, respectively. In October 2006, Voyager informed the Company that Voyager is ending its Phase III clinical trials for Memryte for the treatment of Alzheimer’s Disease in order to get an early look at potential efficacy.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,512)	$88
Patents	466	(435)	31
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,207)	$119

	December 31, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,302)	$298
Patents	466	(384)	82
Other intangibles	3,260	(3,104)	156

Total	$7,326	$(6,790)	$536

The Company expects to amortize the remaining net intangible assets balance of $119,000 as follows: $7,000 in the three months ending December 31, 2006, $31,000 in each of the years 2007, 2008, and 2009, and $19,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at September 30, 2006 and December 31, 2005. In the fourth quarter of 2005, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of September 30, 2006, the Company has six stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the condensed statements of operations was $1.2 million and $3.1 million for the three and nine months ended September 30, 2006, respectively. Stock-based compensation cost capitalized as part of inventory for the nine months ended September 30, 2006 was $42,000.

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

In January 2000, the Company ceased granting options from the 1998 Stock Option Plan. As of September 30, 2006, options to purchase 19,000 shares of common stock were outstanding under this plan. In addition, all of such options were exercisable and vested as of that date.

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

As of September 30, 2006, 4,193,675 shares of common stock were available for future grant and options to purchase 9,501,458 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of September 30, 2006, 584,000 shares of common stock were available for future grant and options to purchase 299,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of September 30, 2006, there were no shares of common stock available for future grant and options to purchase 197,718 shares of common stock were outstanding under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc.

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of September 30, 2006, there were no shares of common stock available for future grant or outstanding options under the 1995 SRT Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under this plan. As of September 30, 2006, 445,978 shares of common stock were available for future grant and 604,022 shares of common stock have been issued under the employee stock purchase plan.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and nine months ended September 30, 2006 (in thousands).

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenue	$20	$47
Research and development	774	2,084
Selling, general and administrative	368	1,011

Total stock-based compensation	$1,162	$3,142

As of September 30, 2006, $42,000 of stock-based compensation cost was capitalized in inventory on the balance sheet.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock Options
Risk-free rate	4.56-4.92%	401-4.18%	4.33-5.11%	3.45-4.18%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	3.5	6.25	3.5
Volatility	92%	91-96%	91-94%	91-102%

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan
Risk-free rate	4.94-4.98%	3.42%	4.25-4.98%	2.41-3.42%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	54-82%	100%	53-89%	100%

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the nine months ended September 30, 2006 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	7,571,146	$3.92
Options granted	3,664,205	$4.89
Options exercised	(579,086)	$2.00
Options forfeited	(462,218)	$3.01
Options expired	(176,871)	$9.52

Outstanding at September 30, 2006	10,017,176	$4.33

Exercisable at September 30, 2006	3,802,921	$4.85

The weighted average remaining contractual life for options outstanding and exercisable at September 30, 2006 was 7.72 and 6.15 years, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $69,000 and $1.5 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $7.7 million and $3.8 million, respectively. The total fair value of options vested during the three and nine months of September 30, 2006 was $164,000 and $2.0 million, respectively.

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the nine months ended September 30, 2006 and 2005. The estimated weighted average fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was $3.85 and $2.22 per share, respectively.

There were zero and 96,000 shares granted under our employee stock purchase plan during the three and nine months ended September 30, 2006, respectively. Included in the condensed statement of operations for the three and nine months ended September 30, 2006 is $84,000 and $211,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under the Company’s employee stock purchase plan.

As of September 30, 2006, $8.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted—Average Remaining Contractual Life	Weighted—Average Exercise Price	Number of Options Exercisable	Weighted—Average Exercise Price
		(In years )
$ 0.35 – 1.58	1,243,838	6.2	$1.52	684,393	$1.50
$ 1.75 – 2.51	1,060,900	7.4	$2.47	565,626	$2.46
$ 2.57 – 3.12	696,076	7.1	$2.99	400,623	$2.98
$ 3.15 – 3.20	1,222,934	8.2	$3.20	317,196	$3.20
$ 3.22 – 3.76	1,185,425	8.3	$3.45	400,250	$3.34
$ 3.77 – 5.21	1,008,645	9.1	$4.50	144,420	$4.12
$ 5.22 – 5.26	19,300	9.2	$5.24	1,500	$5.24
$ 5.27 – 5.27	2,080,995	9.3	$5.27	0	$0.00
$ 5.38 – 9.19	1,038,713	6.1	$7.64	828,563	$8.00
$ 9.25 –13.56	460,350	4.3	$11.38	460,350	$11.38

$ 0.35 –13.56	10,017,176	7.7	$4.33	3,802,921	$4.84

The Company received $59,000 and $1.2 million in cash from option exercises under all stock-based compensation plans for the three and nine months ended September 30, 2006.

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

Note 6. APT Merger Consideration

In August 2006, we issued an aggregate of approximately 150,000 shares of our common stock, valued at $500,000, at the third anniversary of the closing of the merger to former shareholders of APT (Absorbable Polymers Technologies, Inc.) as a final merger consideration pursuant to the merger agreement signed in August 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.*

Overview

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

In the second quarter of 2006, we initiated dosing in the first U.S. clinical trial, a Phase II, placebo-controlled trial in hernia patients and expanded the development of POSIDUR into multiple on-going Phase II clinical trials in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgeries for the purpose of selecting the optimal dosing and the surgical procedures for our pivotal Phase III trials. During the third quarter, we continued to conduct these Phase II trials. Pending the successful completion of these Phase II trials and approval of regulatory authorities, we will continue into Phase III program, which we anticipate will occur in 2007.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In February 2005, we commenced a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain patients and announced positive preliminary results from the trial in December 2005. In March 2005, we entered into an agreement with Endo Pharmaceuticals granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo is currently conducting the clinical program for TRANSDUR-Sufentanil. We are currently supplying product for clinical and non-clinical studies on a small scale. Endo has entered into an agreement with a contract manufacturer related to the Phase III clinical and commercial supply of this product.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In February 2006, Pain Therapeutics and its commercialization sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. According to Pain Therapeutics and King, under the terms of the SPA for Remoxy, one pivotal Phase III trial is required to file a New Drug Application. The randomized, double-blinded, placebo-controlled, multi-center pivotal trial will enroll 400 patients with moderate-to-severe osteoarthritic pain in multiple U.S. clinical sites. Following a titration period, patients will be randomized to either Remoxy (10-80 mg daily) or placebo for 12 weeks. The primary endpoint is reduction in pain scores over three months compared to baseline. In May 2006, Pain Therapeutics reported that during the first quarter of 2006, it commenced this pivotal Phase III program with Remoxy. According to a recent press release by Pain Therapeutics in October 2006, it believes that it remains on track to announce results of a Phase III trial with Remoxy in the first half of 2007, followed by an NDA filing for this drug candidate three quarters after data release.

During the first nine months of 2006, we also worked with King and Pain Therapeutics on the development of a second ORADUR abuse-resistant opioid product. In August 2006, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for a new ORADUR-based opioid drug candidate, and that the investigational new drug (IND) application for this drug candidate had been accepted by the United States Food and Drug Administration (FDA).

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Voyager has announced that a Phase II clinical trial in women and a Phase II clinical trial in men, in each case using the active agent (not the Memryte dosage form) have been completed. In October 2005, Voyager initiated its Phase III program for Memryte. In October 2006, Voyager informed us that Voyager is ending its Phase III clinical trials for Memryte in order to get an early look at potential efficacy. There can be no assurance that Voyager will be able to complete the data analysis from its Phase III trials to assess efficacy and that the data from the study will indicate efficacy. See “Risk Factors”—“We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements.”

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

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET® osmotic pumps for animal research use; and

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2006, we had an accumulated deficit of $205.6 million. Our net loss for the three and nine months ended September 30, 2006 was $8.6 million and $23.6 million, respectively. Our losses were $18.1 million, $27.6 million and $22.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

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

Results of Operations

Three and nine months ended September 30, 2006 and 2005

Revenues. Net revenues were $5.1 million and $16.5 million in the three and nine months ended September 30, 2006, respectively, compared to $8.6 million and $22.8 million for the corresponding periods in 2005. The decrease in total revenues is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Voyager and Endo, partially offset by higher collaborative research and development revenue from our agreement with Pain Therapeutics and higher product revenues from our ALZET and LACTEL product lines.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $3.2 million and $10.3 million of collaborative research and development revenue for the three and nine months ended September 30, 2006, respectively, compared to $5.4 million and $15.9 million for the corresponding periods in 2005. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and amortization of up-front fees associated with the license agreements. The decrease in collaborative research and development revenue in the three and nine months ended September 30, 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and TRANSDUR-Sufentanil (collaboration with Endo), partially offset by higher collaborative research and development revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opiod products (collaboration with Pain Therapeutics) compared with the same periods in 2005.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. We recognized $547,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively, compared to $547,000 and $1.2 million for the same time periods in 2005. The amount included in the nine month period ended September 30, 2005 represented the amount recognized over the period from March 10, 2005 to September 30, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our third party collaborators’ commitment to and progress in the research and development programs, although we will continue to increase our efforts to develop products in connection with various strategic collaborations. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,336	$1,759	$3,278	$6,043
Pain Therapeutics, Inc.	1,627	1,113	5,744	3,424
Voyager Pharmaceutical Corporation	116	2,334	777	5,748
Others (2)	79	163	465	681

Total collaborative research and development and other revenue	$3,158	$5,369	$10,264	$15,896

Notes:

(1)	Amounts related to the up-front fee were $547,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively, compared to $547,000 and $1.2 million for the same time periods in 2005. The amount included in the nine month period ended September 30, 2005 represented the amount recognized over the period from March 10, 2005 to September 30, 2005 since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005.
(2)	Includes service revenue. We did not recognize any revenue from service contracts for the three and nine months ended September 30, 2006, compared to $17,000 and $83,000 for the same time periods in 2005, respectively.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

We did not recognize any revenue from service contracts for the three and nine months ended September 30, 2006, compared to $17,000 and $83,000 of revenue recognized from service contracts for the same time periods in 2005, respectively. Service contract revenues recognized in 2005 were related to certain polymer related service contracts we signed with various customers. The decrease was primarily due to completion of certain service contracts in the second half of 2005. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $2.0 million and $6.2 million in the three and nine months ended September 30, 2006, respectively, compared to $1.7 million and $5.3 million for the corresponding periods in 2005. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold and higher average selling price and slightly LACTEL higher polymer sales in the three and nine months ended September 30, 2006 compared with the same periods in 2005.

Revenue from sale of intellectual property rights

We did not record any revenue from the sale of intellectual property rights in the three and nine months of September 30, 2006, compared with $1.6 million for both the three and nine months ended September 30, 2005, which was recognized upon our assignment of certain intellectual property rights to Intervet, Inc. in the three months ended September 30, 2005. Under the agreement, we assigned to Intervet our entire right, title and interest to a U.S. Patent, previously jointly owned by the parties. In connection with this agreement, Intervet paid us $1.6 million in the third quarter of 2005. We do not have any continuing obligations under the agreement, except for the on-going de minimus assistance we would provide to Intervet with respect to the maintenance of such patent. In the foreseeable future, we do not expect to increase our efforts to generate this type of revenue.

Cost of revenues. Cost of revenues was $666,000 and $2.3 million for the three and nine months ended September 30, 2006, respectively, compared to $573,000 and $1.9 million for the corresponding periods in 2005. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our LACTEL biodegradable polymer products and, to a lesser extent, cost of certain polymer related service contracts. The increase in the cost of revenues was primarily due to higher product volumes from our existing commercial product lines in the three and nine months ended September 30, 2006. Stock based compensation expense related to cost of revenue was $20,000 and $47,000 recognized under SFAS 123(R) in the three and nine months ended September 30, 2006, respectively.

Cost of product revenue increased to $666,000 and $2.3 million for the three and nine months ended September 30, 2006, respectively, from $556,000 and $1.9 million for the same periods in 2005, primarily as the result of an increase in product volumes of our ALZET mini pump product line. Cost of service revenue was zero for the three and nine months ended September 30, 2006 and $17,000 and $72,000 for the same periods in 2005 due to a decline in our service contract revenue related to our polymer business. As of both September 30, 2006 and 2005, we had 20 manufacturing employees. We expect cost of revenues to remain comparable in the near future, as we do not expect product revenues to increase significantly in the near future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.9 million and $25.6 million for the three and nine months ended September 30, 2006, respectively, compared to $7.0 million and $21.3 million for the corresponding periods in 2005. The increase in the three and nine months ended September 30, 2006 was primarily attributable to higher employee costs and higher development expenses for POSIDUR, Remoxy and other ORADUR-based opioid products as well as certain internal projects, partially offset by lower development expenses for TRANSDUR-Sufentanil and Memryte, compared with the same periods in 2005. The increase was also attributable to the stock-based compensation expense of $774,000 and $2.1 million related to research and development personnel under SFAS 123(R) in the three and nine months ended September 30, 2006, respectively. We recorded stock-based compensation for options issued to non-employee consultants of $5,000 for both the three and nine months ended September 30, 2006, compared to $60,000 and $106,000 for the corresponding periods in 2005.

In the first nine months of 2006, we incurred higher research and development expenses for POSIDUR associated with multiple Phase II clinical trials in the U.S. and in other countries and other development activities compared with the same period in 2005. We incurred lower development expenses for TRANSDUR-Sufentanil in the first nine months of 2006 compared with the same period in 2005 as Endo performed the majority of the development work for this product after the license agreement was signed in March 2005. We incurred higher research and development expenses for Remoxy in the first nine months of 2006 to support development activities for Remoxy and formulation work related to other ORADUR-based opioids products compared with the same period in 2005. We incurred lower research and development expenses in the first nine months of 2006 for Memryte compared with the same period in 2005 due to the reduced formulation development work for Voyager as the program moved to Phase III clinical trials.

As of September 30, 2006, we had 114 research and development employees compared with 83 as of the corresponding date in 2005. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost under SFAS 123(R) related to research and development personnel.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
POSIDUR	$3,314	$2,123	$8,079	$5,301
TRANSDUR-Sufentanil	742	908	1,579	5,309
Remoxy and other ORADUR-based opiod products	1,288	873	4,284	2,629
Memryte	551	1,478	1,052	4,399
CHRONOGESIC	510	408	1,348	1,296
Others (1)	3,525	1,234	9,301	2,367

Total research and development expenses (1)	$9,930	$7,024	$25,643	$21,301

(1)	Includes stock-based compensation expenses of $774,000 and $2.1 million for the three and nine months ended September 30, 2006 as compared to $60,000 and $106,000 for the same periods in 2005, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.3 million and $9.5 million for the three and nine months ended September 30, 2006, respectively, compared to $2.7 million and $8.4 million for the corresponding periods in 2005. The increase in the three and nine months ended September 30, 2006 was primarily attributable to the stock-based compensation expense of $368,000 and $1.0 million related to selling, general and administrative personnel recognized under SFAS 123(R) in the three and nine months ended September 30, 2006, respectively, as well as, higher product assessment and market research related expenses.

As of September 30, 2006, we had 36 selling, general and administrative personnel compared with 30 as of the corresponding date in 2005. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $22,000 and $416,000 for the three and nine months ended September 30, 2006, respectively, compared to $303,000 and $909,000 for the corresponding periods in 2005. The amortization of intangible assets decreased in the three and nine months ended September 30, 2006 as certain intangible assets became fully amortized in the second and third quarters of 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In the fourth quarter of 2005, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we would be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at September 30, 2006 was $119,000, which will be amortized as follows: $7,000 in the three months ending December 31, 2006, $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $19,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $957,000 and $2.8 million for the three and nine months ended September 30, 2006, respectively, compared to $467,000 and $1.4 million for the corresponding periods in 2005. The increase in interest income was primarily the result of higher yields on investments as well as higher average cash and investment balances during the three and nine months ended September 30, 2006 compared with the same periods in 2005.

Interest expense was $710,000 and $2.7 million for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $3.3 million for the corresponding periods in 2005. The decrease in interest expense in the three and nine months ended September 30, 2006 was primarily due to lower remaining balances on our convertible notes in the three and nine months ended September 30, 2006 compared with the same periods in 2005.

Debt conversion expense was zero and $2.3 million for the three and nine months ended September 30, 2006, respectively, compared with $403,000 in the same periods in 2005. The debt conversion expense of $2.3 million for the nine months ended September 30, 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in the second quarter of 2006. The debt conversion expense of $403,000 for the three and nine months ended September 30, 2005 was recorded in connection with induced conversion of approximately $2.2 million in aggregate principal amount of the 6.25% convertible notes in the third quarter of 2005.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $74.3 million at September 30, 2006 compared to $91.0 million at December 31, 2005. These balances include $1.5 million and $2.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2006 and December 31, 2005, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2006 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $60.7 million and $84.2 million at September 30, 2006 and December 31, 2005, respectively. The decrease was primarily attributable to our operating expenditures in the nine months ended September 30, 2006.

We used $16.4 million of cash in operating activities for the nine months ended September 30, 2006 compared to $1.6 million for the corresponding period in 2005. The cash used in operating activities was primarily to fund operations as well as our working capital requirements. The increase in cash used in operating activities was primarily attributable to the decrease in cash collected from our third party collaborators for the nine months ended September 30, 2006 as compared to the same period in 2005. We received a $10.0 million payment from Endo in connection with our license agreement for TRANSDUR-Sufentanil product for the U.S and Canadian markets during the nine months ended September 30, 2005.

We used $12.6 million of cash in investing activities for the nine months ended September 30, 2006 compared to $9.8 million of cash provided by investing activities in the corresponding period in 2005. The increase in cash used in investing activities was primarily due to an increase in purchases of short-term and long-term investments net of proceeds from maturities of these investments for the nine months ended September 30, 2006 compared to the same period in 2005.

We received $1.3 million of cash from financing activities for the nine months ended September 30, 2006 compared to $688,000 for the corresponding period in 2005. The increase was primarily due to higher proceeds from issuance of stock through exercises of stock options and ESPP purchases in the nine months ended September 30, 2006 compared with the same period in 2005.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and

December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2,860,000, which amount was based on a discounted value of future interest payments due on such Notes until maturity. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of September 30, 2006, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

In August 2006, we issued an aggregate of approximately 150,000 shares of our common stock, valued at $500,000, at the third anniversary of the closing of the merger to former shareholders of APT (Absorbable Polymers Technologies, Inc.) as a final merger consideration pursuant to the merger agreement signed in August 2003.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed Alabama State Industrial Development Bonds (SBS Bonds) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have the option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2006, the remaining principal payments of the bonds were $875,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the nine months ended September 30, 2006, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except for the reduced principal amount of convertible subordinated notes as of September 30, 2006.

We anticipate incurring capital expenditures of approximately $2 million to $3 million in 2006 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2006, approximately 84% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 49% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2006 by year of maturity (dollars in thousands):

	2006	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$28,086	$—	$—	$—	$28,086
Average fixed rate	5.29%	—	—	—	5.29%
Variable rate	$7,002	$—	$—	$—	$7,002
Average variable rate	5.26%	—	—	—	5.26%
Short-term investments:
Fixed rate	$7,484	$17,615	$—	$—	$25,099
Average fixed rate	4.57%	4.93%	—	—	4.82%
Long-term investments:
Fixed rate	$—	$2,477	$6,481	$998	$9,956
Average fixed rate	—	4.60%	5.13%	5.35%	5.04%
Restricted investments:
Fixed rate	$1,508	$—	$—	$—	$1,508
Average fixed rate	3.26%	—	—	—	3.26%

Total investment securities	$44,080	$20,092	$6,481	$998	$71,651

Average rate	4.90%	4.88%	5.13%	5.35%	4.73%

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

Item 1A. Risk Factors.

In addition to the other information in this Form 10-Q a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects. Changes to our risk factors contained below relate primarily to updates in the development of our product candidates.

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

•	POSIDUR—Multiple Phase II clinical trials on-going in the U.S. and other countries.

•	TRANSDUR-Sufentanil Patch—A Phase II clinical trial was completed by us in 2005. Our collaborator Endo is currently conducting the clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

•

Remoxy—In May 2006, Pain Therapeutics and King Pharmaceuticals reported that during the first quarter of 2006, it commenced a pivotal Phase III program with Remoxy under an approved Special Protocol Assessment (SPA) with the

FDA. According to a recent press release by Pain Therapeutics in October 2006, it believes that it remains on track to announce results of a Phase III trial with Remoxy in the first half of 2007, followed by an NDA filing for this drug candidate three quarters after data release.

•	Memryte—In October 2005, Voyager commenced a Phase III clinical program using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease. In October 2006, Voyager informed us that it is ending its Phase III clinical trials for Memryte in order to get an early look at potential efficacy.

•	CHRONOGESIC—Redesigning the system to address performance problems and expect to resume clinical trials in the event system design is completed.

•	Second ORADUR-Opioid Drug Candidate under Pain Therapeutics/King Alliance— In August, King Pharmaceuticals and Pain Therapeutics announced the initiation of a Phase I clinical trial for a new ORADUR-based opioid drug candidate, and that the investigational new drug (IND) application for this drug candidate had been accepted by the United States Food and Drug Administration (FDA).

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

In addition to customary termination rights, our agreement with Endo for the development and commercialization of CHRONOGESIC in the United States and Canada can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of the notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2007. As of October 31, 2006, we do not anticipate that we will complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the right to terminate this agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced or not materialize, and our development products related to those agreements may not be commercialized.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Endo related to the development, promotion and distribution of CHRONOGESIC and TRANSDUR-Sufentanil in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these pharmaceutical systems.

In October 2006, Voyager informed us that it is ending its Phase III clinical trials for Memryte in order to get an early look at potential efficacy. With respect to Voyager’s decision to terminate clinical trials early, there can be no assurance that Voyager will be able to shut down the trial in a manner that allows them to obtain useful data as to efficacy or obtain adequate funding to continue further requisite studies. Furthermore, according to Voyager, its decision was in part due to financial constraints. If Voyager is unable to raise the required money to fund its operations, it will not be able to continue to develop or commercialize Memryte.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of September 30, 2006, we had approximately $37.3 million in long-term convertible subordinated notes which mature in June 2008, $150,000 in non-current lease obligations and $675,000 in non-current bonds payable. Our substantial indebtedness, which totals $38.2 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product development efforts will adversely impact our ability to meet our obligations to repay the principal amounts on our convertible subordinated notes when due in June 2008. In addition, if the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result. As of September 30, 2006, we had cash, cash equivalents and investments valued at approximately $74.3 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these obligations when they become due and may have to raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2006, had an accumulated deficit of approximately $205.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of October 31, 2006, we held 28 issued U.S. patents and 70 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 37 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 104 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123(R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. Our adoption of SFAS 123(R) has and will continue to have a material adverse impact on our condensed results of operations and will adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on future sales of our DUROS-based products and which will also adversely impact or delay our profitability.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, Remoxy and other ORADUR-based opioid drugs licensed to Pain Therapeutics, Memryte and CHRONOGESIC. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Our trading volume is relatively low and may contribute to its volatility

The average daily trading volume of our common stock for the year ended September 30, 2006, was 345,437 shares. The limited trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits:

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: November 3, 2006

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: November 3, 2006