Form 10-K
period 2006-12-31
DURECT CORP
filed 2007-03-15
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $246,867,730 as of June 30, 2006 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 69,232,112 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2007 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2006.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.    Business.

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. We are developing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration as well as, for certain applications, placement of the drug at the intended site of action. Our proprietary drug delivery technology platforms include:

•

SABER™ Delivery System—a patented and versatile depot injectable useful for small molecule and protein delivery that can be formulated for systemic or local administration. The advantages of SABER may include reduced side effects, longer duration and smaller injection volume. Our first application is for controlled delivery of bupivacaine for post-operative pain relief (POSIDUR™), for which we have licensed commercialization rights in Europe and other select countries to Nycomed Danmark APS (Nycomed) while retaining commercialization rights in the United States, Canada, Asia and other countries. POSIDUR is currently in Phase II clinical trials, and we expect to initiate Phase III clinical trials in 2007.

•

ORADUR™—an oral sustained release gel-cap technology. We believe that ORADUR can transform short-acting oral capsule forms into oral sustained release technology products with the added benefit of being less prone to abuse. Our first application is Remoxy™, a novel long-acting, abuse deterrent oral formulation of the opioid oxycodone, for which we have licensed worldwide rights to Pain Therapeutics, Inc. (Pain Therapeutics), which has in turn sublicensed the commercialization rights to King Pharmaceuticals, Inc. (King). Remoxy is currently in a pivotal Phase III clinical trial.

•

TRANSDUR™ Delivery System—a proprietary transdermal patch technology. The advantages of TRANSDUR may include less potential for abuse, longer use per patch and smaller patch size. Our first application is for a transdermal sufentanil patch (TRANSDUR-Sufentanil) which we have licensed to Endo Pharmaceuticals for the U.S. and Canada. TRANSDUR-Sufentanil is currently in Phase II clinical trials. Our second application of TRANSDUR is for a transdermal bupivacaine patch (TRANSDUR-Bupivacaine), for which we own all worldwide rights. TRANSDUR-Bupivacaine is currently in Phase II clinical trials.

•

DURIN™ Biodegradable Implant—a proprietary biodegradable drug-loaded implant that is absorbed into the body. DURIN enables parenteral (injectable) delivery over a period of weeks or months of both large and small molecules using our proprietary polymers. The advantages of DURIN may include small size, longer duration and constant rate of delivery. Our first application is Memryte™, a novel long-acting potential therapy for the treatment of Alzheimer’s disease using leuprolide, for which we have licensed worldwide rights to Voyager Pharmaceutical Corporation (Voyager). Voyager has informed us that it has truncated its Phase III clinical trials for Memryte in order to get an early look at potential efficacy.

•

DUROS® System—an osmotic implant technology licensed to us for specified fields from ALZA Corporation, a Johnson & Johnson Company (ALZA). DUROS is a miniature drug-dispensing subcutaneous pump which can be as small as a matchstick that can be used for therapies requiring systemic or site-specific administration of drug. The advantages of DUROS may include precise constant drug delivery of potent molecules. Our first application is CHRONOGESIC®, designed to deliver sufentanil for a period of three months for treatment of chronic pain, which we have licensed to Endo Pharmaceuticals

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

for the U.S. and Canada. CHRONOGESIC completed a pilot Phase III clinical trial. Clinical trials have been suspended pending system redesign.

•

MICRODUR™ Biodegradable Microparticulates—a patented biodegradable microparticulate depot injectable. Sustained release from a few days to many months can be achieved through suitable choice of polymers and processing.

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

Our pharmaceutical systems are suitable for providing long-term drug therapy because they store highly concentrated, stabilized drugs in a small volume and can protect the drug from degradation by the body. This, in combination with our ability to continuously deliver precise and accurate doses of a drug, allows us to extend the therapeutic value of a wide variety of drugs, including those which would otherwise be ineffective, too unstable, too potent or cause adverse side effects. In some cases, delivering the drug directly to the intended site of action can improve efficacy while minimizing unwanted side effects elsewhere in the body, which often limit the long-term use of many drugs. Our pharmaceutical systems can thus provide better therapy for chronic diseases or conditions, or for certain acute conditions where longer drug dosing is required or advantageous, by replacing multiple injection therapy or oral dosing, improving drug efficacy, reducing side effects and ensuring dosing compliance. Our pharmaceutical systems can improve patients’ quality of life by eliminating more repetitive treatments, reducing dependence on caregivers and allowing patients to lead more independent lives.

In addition to developing our own proprietary products, we also collaborate with pharmaceutical and biotechnology companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies.

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system, or CNS, disorders, cardiovascular disease and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product	Collaborator	Technology Platform	Stage

Post Operative Pain	• Controlled release injection of bupivacaine (POSIDUR)	• Nycomed (Europe and other select territories); DURECT retains rights in U.S., Canada, Asia and other countries	• SABER	• Phase II

Chronic Pain	• Transdermal sufentanil (TRANSDUR-Sufentanil)	• Endo (U.S. & Canada); DURECT retains rights in Europe, Asia and other countries	• TRANSDUR	• Phase II

Disease/Indication	Product	Collaborator	Technology Platform	Stage

Neuropathic Pain associated with Post-Hepetic Neuralgia (PHN)	• Transdermal bupivacaine (TRANSDUR-Bupivacaine)	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

Chronic Pain	• Oral controlled release oxycodone (Remoxy)	• King/Pain Therapeutics (worldwide)	• ORADUR	• Phase III

Pain	• Oral controlled release opioid (active agent undisclosed)	• King/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

Alzheimer’s Disease	• Controlled Release Leuprolide Implant (Memryte)	• Voyager (worldwide)	• DURIN	• Truncated Phase III

Chronic Pain	• Systemic sufentanil (CHRONOGESIC)	• Endo (U.S. & Canada) ; DURECT retains rights in Europe, Asia and other countries	• DUROS	• System redesign

Central Nervous System Disorders	• Various	• DURECT retains worldwide rights	• SABER/DUROS/DURIN	• Preclinical/Research Stage

Cardiovascular Disorders	• Various	• DURECT retains worldwide rights	• SABER/DUROS/DURIN	• Preclinical/Research Stage

Local Post-Operative Pain

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient procedures performed in the United States. Epidemiological studies indicate that up to 100% of surgical patients experience postoperative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics, transdermal opiate patches and muscle relaxants. While oral analgesics can effectively control post-surgical pain, they commonly cause side effects such as drowsiness, constipation, cognitive impairment and other possible side effects. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are sleeping or disoriented. Post-surgical pain can be treated effectively with local anesthetics; however, the usefulness of current conventional medications is limited by their short duration of action.

Development Strategy.    We are developing POSIDUR, a sustained-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, thus minimizing side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of greatest need for post-surgical pain control in most patients. In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

Clinical Program.    In January 2006, we announced the acceptance by the U.S. Food & Drug Administration (FDA) of our investigational new drug application (IND) for POSIDUR. In April 2006, we announced the results from our first Phase II clinical study in hernia patients conducted in Australia. In the second quarter of 2006, we initiated dosing in the first U.S. clinical trial, a Phase II, placebo-controlled trial in hernia patients and expanded the development of POSIDUR into multiple on-going Phase II clinical trials in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgeries for the purpose of selecting the optimal dosing and the surgical procedures for our pivotal Phase III trials. During the course of 2007, we expect to announce data from our on-going Phase II trials. Pending the successful completion of our on-going Phase II trials and input on our Phase III program by regulatory authorities, we anticipate commencing our Phase III program in 2007.

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as lasting six months or longer, is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 50 million Americans annually. Worldwide opioid sales continue to grow and achieved projected annual sales in 2006 of over $8.5 billion. Of this amount, OxyContin®, a brand name oral oxycodone-based painkiller and generic oral oxycodone products together accounted for approximately $1.2 billion in sales, and Duragesic®, a leading transdermal fentanyl product, together with generic fentanyl patches accounted for approximately $1.2 billion in sales.

Development Strategy.    We are developing several products for the chronic pain market:

•

ORADUR-based oral sustained release, abuse deterrent opioid products, including Remoxy, licensed to Pain Therapeutics, which has in turn sublicensed the commercialization rights of these products to King;

•

TRANSDUR-Sufentanil, our proprietary transdermal patch licensed to Endo Pharmaceuticals (Endo) in the U.S. and Canada that is intended to provide sufentanil for a period of up to seven days from a single application;

•	CHRONOGESIC, a subcutaneous, implantable DUROS-based system licensed to Endo Pharmaceuticals in the U.S. and Canada that delivers sufentanil systemically at a constant rate for three months.

ORADUR-Opioid Products In Development

Remoxy (ORADUR-Oxycodone)

Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics has sublicensed the commercialization rights of Remoxy to King. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin®, a brand name oral painkiller, which together with generic oxycodone oral products, achieved annual sales of over $1.2 billion in 2006. We will receive payments if certain development and regulatory milestones are achieved. We also receive reimbursement for our research and development efforts on Remoxy and a manufacturing profit on our supply of key product excipients for use in Remoxy. In addition, if Remoxy is commercialized, we will receive royalties for Remoxy of between 6.0% to 11.5% of net sales depending on the sales volumes.

Clinical Program.    Pain Therapeutics began the first Phase III clinical trial for Remoxy in December 2004 and in September 2005 announced positive results from this trial.

In February 2006, Pain Therapeutics and its sublicensee King reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. According to Pain Therapeutics and King, under the terms of the SPA for Remoxy, one pivotal Phase III trial is required to file a New Drug Application. The randomized, double-blinded, placebo-controlled, multi-center pivotal trial is intended to enroll 400 patients with moderate-to-severe osteoarthritic pain in multiple U.S. clinical sites. Following a titration period, patients will be randomized to either Remoxy (10-80 mg daily) or placebo for 12 weeks. The primary endpoint is reduction in pain scores over three months compared to baseline. The pivotal phase III trial is currently on-going for Remoxy.

Additional ORADUR-Opioid Products in Development

During 2006, we also worked with King and Pain Therapeutics on the development of additional ORADUR abuse-resistant opioid drug candidates. In August 2006, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for one of these drug candidates, and that the IND application for this drug candidate had been accepted by the FDA. In November 2006, Pain Therapeutics announced positive results from that Phase I clinical trial.

TRANSDUR-Sufentanil Patch

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) under development is based on our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of sufentanil for up to seven days from a single application, as compared to the three days of relief provided by currently available opioid patches. Sufentanil is a highly potent opioid that is currently used in hospitals as an analgesic for which the patent covering the chemical entity has expired. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) and longer duration of delivery may offer improved convenience and compliance for patients. Worldwide sales for Duragesic®, a leading transdermal fentanyl product, along with generic fentanyl patches exceeded $1.2 billion in 2006.

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10 million, and we will receive up to $35 million in additional milestone payments if specified development and commercialization milestones are achieved. If commercialized, we will also receive royalties based on the sale of TRANSDUR-Sufentanil in the U.S. and Canada. We have retained limited co-promotion rights to TRANSDUR-Sufentanil in the U.S. and Canada and full commercialization rights in the rest of the world. We continued to perform development activities for Endo with respect to TRANSDUR-Sufentanil throughout 2006.

Clinical Program.

In February 2005, we commenced the first clinical trial of the Phase II program for TRANSDUR-Sufentanil and announced positive preliminary results from this trial in December 2005.

Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo has stated that it expects to conduct additional Phase II studies with the TRANSDUR-Sufentanil patch in the first half of 2007 with patches supplied from 3M.

Chronic Pain (Local)

Market Opportunity.    Neuropathic pain is pain resulting from a disturbance of the central nervous system (brain and spinal cord) or peripheral nervous system (nerves outside the brain and spinal cord). There are a variety of conditions and diseases that produce neuropathic pain, including trauma and diseases such as multiple sclerosis and stroke. One form of neuropathic pain is a debilitating complication of herpes zoster referred to as Post-Herpetic Neuralgia (PHN or post-shingles pain), which is usually defined as the presence of pain at the site of eruption that lasts more than a month after the onset of zoster eruption. Within the affected skin supplied by the nerve root, patients have a variety of sensory abnormalities in addition to neuropathic pain. Pain can persist for months and occasionally years. The prevalence of persistent PHN (lasting more than one year) is reported to be approximately 125,000 people per year in the U.S.

Development Strategy.    We are developing a transdermal bupivacaine patch (TRANSDUR-Bupivacaine) based on our proprietary TRANSDUR transdermal technology intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that TRANSDUR-Bupivacaine will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action, short onset time and potentially deeper tissue penetration of bupivacaine versus lidocaine. We retain the worldwide commercialization rights to TRANSDUR-Bupivacaine.

Clinical Program.    In December 2006, we announced that we had successfully completed Phase I clinical trials with TRANSDUR-Bupivacaine. We began a Phase II program for TRANSDUR-Bupivacaine in the U.S. under an FDA-accepted Investigational New Drug (IND) application with a randomized, multi-center, double-blind, placebo controlled, two-way crossover trial in approximately 50 patients with PHN to assess safety as well as the magnitude, duration and characteristics of analgesic activity of TRANSDUR-Bupivacaine. We anticipate announcing the results of our current Phase II clinical trial in 2007.

Alzheimer’s Disease

Market Opportunity.    Alzheimer’s disease is a progressive, degenerative and ultimately terminal brain disorder that gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. There is currently no treatment that stops or materially slows the progression of Alzheimer’s disease. It is estimated that Alzheimer’s patients and their families spend more than $200,000 on health care per patient and employers lose approximately $60 billion per year on lost productivity as adult caregivers are forced to leave their jobs – either permanently or temporarily- to care for a family member with the disease. As a result, it is one of the world’s largest unmet medical needs. The global market for currently available Alzheimer’s disease drugs is growing rapidly and has been estimated to be over $3.5 billion in 2006, growing 19% from 2005. It is estimated that 4.2 to 5.8 million Americans suffer from Alzheimer’s disease and this number could more than triple by mid-century.

Development Strategy.    We are developing Memryte for the treatment of Alzheimer’s disease in collaboration with Voyager, to which we have licensed exclusive, worldwide development and commercialization rights under a development and license agreement entered into in July 2002 and subsequently amended. Memryte uses our proprietary DURIN technology to provide sustained release of the peptide leuprolide acetate and is based on Voyager’s patented method of treatment of Alzheimer’s disease. Under the agreement, as amended, we will receive from Voyager milestone payments if specified development milestones are achieved, and, if commercialized, royalties of between 10% to 14% of net sales depending on the sales volumes. In addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party.

Clinical Program.    In October 2005, Voyager initiated its Phase III program for Memryte. In October 2006, Voyager informed us that it was truncating its Phase III clinical trials for Memryte in order to get an early look at potential efficacy. Voyager anticipates that data from this truncated trial will be available in the first half of 2007; however, there can be no assurance that Voyager will be able to complete the data analysis from its Phase III trials to assess efficacy nor that the data from the study will indicate efficacy.

CHRONOGESIC

CHRONOGESIC, based on the DUROS technology, is intended for patients with chronic pain that is stable and opioid responsive and results from a variety of causes. CHRONOGESIC consists of a small osmotic pump, about the size of a matchstick, which is implanted under the skin of a patient in a simple out-patient procedure. Once implanted, CHRONOGESIC is designed to deliver sufentanil for period of up to three months from a single application. If approved for marketing and sale, CHRONOGESIC will provide an alternative to current therapies for the treatment of chronic pain such as pills and patches, as well as providing the potential advantages of physician controlled dosing, improved patient compliance and convenience and reduced potential for opioid abuse. We intend to develop a family of dosage strengths, tailored to meet market needs. CHRONOGESIC is being developed for the U.S. and Canadian markets in collaboration with Endo Pharmaceutics, to which we have granted exclusive commercialization rights pursuant to a development, commercialization and supply license agreement entered into effective November 2002. We will receive from Endo milestone payments if specified development milestones are achieved, and, if commercialized, we will receive royalties based on sale of CHRONOGESIC in the U.S. and Canada.

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

It is estimated that each year there are over 200,000 Americans diagnosed with a primary or metastatic brain tumor. Current treatments for CNS tumors include surgery, radiation therapy, and chemotherapy. In addition, at any stage of disease, patients may also have treatment to control pain and other symptoms of the cancer, to relieve side effects of therapy, and to ease emotional problems. The cure rate for most brain tumors is significantly lower than that for many other types of cancer.

Schizophrenia, a disease of the brain that manifests itself through multiple signs and symptoms involving thought, perception and behavior, is another CNS disorder estimated to affect about 2.2 million patients in the U.S.; worldwide, the incidence is about 51 million. Patients typically begin exhibiting symptoms early in life and the illness is usually severe and long lasting, requiring lifelong treatment. Adherence to prescribed drug regimens is recognized as a significant treatment obstacle in the schizophrenic population. It is estimated that the schizophrenia world market generated total revenues of nearly $12 billion in 2004 and that schizophrenia drugs generated $5 billion in sales in 2002. Opportunities exist to apply our pharmaceutical systems for treatment of these and other CNS disorders.

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

Cardiovascular Disease

Market Opportunity.    Over 79 million Americans have one or more forms of cardiovascular disease, including high blood pressure, coronary heart disease and/or stroke. Cardiovascular diseases causes one death every 34 seconds in America, which accounts for one in every 2.8 deaths in America, more than cancer, accidents and HIV (AIDS) combined, and medical care costs for these conditions totaled more than $400 billion in 2006, including health care expenditures and lost productivity from death and disability.

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

Development Strategy.    In collaboration with the University of Maastricht in The Netherlands, we are working to develop methods for treating chronic cardiovascular diseases through continuous delivery of drugs to the pericardial sac of the heart, a thin membrane that envelops the heart. Our previous research in animal models suggests that ischemic heart disease may be treated by the induction of new blood vessel growth as a way of regenerating normal blood flow to the heart and thereby restoring function to the diseased heart. Our research data showed that the delivery of a proprietary angiogenic factor directly to the pericardial sac of a test animal resulted in the growth of new blood vessels and increased bloodflow in the heart. Should we choose to develop and commercialize a pharmaceutical system using such proprietary angiogenic factor or other proprietary agent, we may be required to obtain a license to use such agent in our pharmaceutical system. Any required licenses may not be available to us on acceptable terms, if at all. See “Risk Factors—We may be required to obtain rights to certain drugs.”

Programs with Biologics

The proteins and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often digested before they can have an effect; if given by injection, they may be destroyed by the body’s natural processes before they can reach their intended sites of action. The body’s natural elimination processes require frequent, high dose injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited, and advanced drug delivery systems such as we possess are required to realize the full potential of many of these protein and peptide drugs. We have active programs underway to apply our drug delivery systems to various biotechnology drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The Centers for Disease Control estimates that the major chronic diseases are responsible for approximately 1.7 million deaths or 70% of all deaths in the U.S. Chronic diseases cause major limitations in daily living for more 25 million Americans. These diseases account for more than 70% of the $1 trillion spent on health care each year in America. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic diseases will increase.

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

The SABER Technology is the basis of POSIDUR, which is currently in Phase II clinical testing. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil, which is currently in Phase II testing and which we have licensed to Endo in the U.S. and Canada. The TRANSDUR technology is also the basis for TRANSDUR-Bupivacaine, which is currently in Phase II testing and for which we have retained full commercialization rights.

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology (previously referred to as SABER oral gel cap technology) can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. ORADUR-based products can be manufactured by a simple process using conventional methods making them readily scalable. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse resistant oral products. The ORADUR Technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse currently under Phase III clinical testing by Pain Therapeutics and its commercialization sublicensee, King. We also have a second ORADUR abuse-resistant opioid product in the Pain Therapeutics alliance, about which Pain Therapeutics has announced positive results from a Phase I clinical trial.

The DURIN Biodegradable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our Lactel® brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. DURECT is researching and developing products based on the DURIN technology for a variety of chronic disease applications. The DURIN technology is the basis of Memryte for the treatment of Alzheimer’s disease currently under a truncated Phase III clinical trial by Voyager.

The DUROS Technology

The DUROS system is a miniature drug-dispensing pump which can be as small as a wooden matchstick. We have licensed the DUROS system for specified fields of use from ALZA, pursuant to a development and commercialization agreement entered into effective April 1998. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the FDA’s approval in March 2000 of ALZA’s VIADUR® product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically as in our CHRONOGESIC product, the DUROS system is placed just under the skin, for example in the inner side of the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office. To deliver drug to a specific site, we are developing proprietary miniaturized catheter technology that can be attached to the DUROS system to direct the flow of drug directly to a target organ, tissue or synthetic medical structure, such as a graft. The DUROS system is the basis of CHRONOGESIC under development in collaboration with Endo in the U.S. and Canada. Clinical trials have been suspended pending the redesign of the delivery system to address performance issues.

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

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and eventually commercializing pharmaceutical systems that address significant medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, TRANSDUR, ORADUR, DURIN, DUROS and MICRODUR technology platforms may eliminate the need for multiple injections of these drugs. In addition, through the use of our proprietary miniature catheter technology or by precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that we now presently have six different disclosed programs in clinical development, including two oral drugs, two transdermal patches and two injectable/implant drugs. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any of our programs.

Enable Product Development Through Strategic Collaborations.    We believe that entering into selective collaborations with respect to our product development programs can enhance the success of our product development and commercialization, diversify our product portfolio and enable us to better manage our operating costs. Additionally, such collaborations enable us to leverage investment by our collaborators and reduce our net cash burn, while retaining significant economic rights.

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

Third-Party Collaborations

We have entered into the following collaboration agreements:

Nycomed Danmark, APS.    In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U., for adverse product events and in the event that a specified clinical milestone is not met for POSIDUR. We have the right to terminate the agreement in the event that Nycomed pursues directly or indirectly any proceeding seeking to have any of our POSIDUR related patents revoked or declared invalid, unpatentable or unenforceable.

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

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    On March 10, 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibilities in the U.S. and Canada, including the funding thereof. We will perform all formulation development for Endo unless we default on such obligations and we will be reimbursed for our fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada. Endo has paid us an upfront fee of $10 million, and we will receive additional payments of up to approximately $35 million in the aggregate if predetermined regulatory and commercial milestones are achieved. If commercialized, Endo will also pay us product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. We have the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, we will be required to pay Endo a termination fee ranging from $5 million to $10 million, depending on the date of termination. We have the right to terminate the agreement in the event that Endo pursues directly or indirectly any proceeding seeking to have any of our TRANSDUR-Sufentanil related patents revoked or declared invalid, unpatentable or unenforceable.

Voyager Pharmaceutical Corporation.    In July 2002, we entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, we will collaborate with Voyager to develop a product using our DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the resulting product on a worldwide basis. We are responsible for preclinical development, product manufacture and other specified tasks. We will receive payments if certain development and regulatory milestones are achieved, and receive payments for our research and development efforts. If Memryte is commercialized, we will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Effective January 2007, we amended our agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that we will receive on net sales of Memryte, if commercialized, is doubled (to 10-14% of net sales after the amendment), and in addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. In return, we paid Voyager $1 million in cash and forgave approximately $725,000 which was owed to us for previously provided services.

Endo Pharmaceuticals Inc. (CHRONOGESIC).    In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004 and again in January 2006 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product’s design and development. Endo shall not be responsible for any development costs for CHRONOGESIC prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for CHRONOGESIC upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to CHRONOGESIC in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of CHRONOGESIC. If commercialized, we will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of CHRONOGESIC. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of our notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2007. We will not complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the right to terminate this agreement.

ALZA Corporation.    On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation (presently a Johnson & Johnson company), which was amended and restated on April 28, 1999, April 14, 2000 and October 1, 2002. Pursuant to this agreement, ALZA granted to us exclusive, worldwide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. As part of the amendments made to the agreement in October 1, 2002, ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate. Under this agreement, we have the right to subcontract to third parties product development activities including development of components of the DUROS system, provided that design of the DUROS system and other development activities relating to the DUROS system must be performed by ourselves or ALZA unless ALZA permits us to subcontract out such development. We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. We also have the right to partner with third parties to commercialize our products on a product-by-product basis, provided that ALZA has options to distribute our cancer antigen products which do not incorporate proprietary molecules owned by a third party throughout the world. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party, other than products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to commencement of human clinical trials. Any inventions and related intellectual property rights developed by us or ALZA under the agreement which relate to the DUROS system or its manufacture or to any combination of the DUROS system with other components, active agents, features or processes, shall be owned exclusively by ALZA. All other inventions and related intellectual property rights developed under the agreement, whether by us or ALZA, shall be owned exclusively by us. In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock which was converted into 5,600,000 shares of our common stock concurrent with our initial public offering of common stock. As additional consideration, ALZA is entitled to receive a royalty on the net sales of our DUROS-based products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any up-front license fees, milestone or any special fees, payments or other consideration we receive from the sublicense of any of our DUROS-based products, excluding research and development funding, in an amount of 5% of such payment. In connection with the amendment to the agreement made in April 2000, ALZA received 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. This warrant expired in September 2004, which was the fourth anniversary after the warrant first became exercisable.

EpiCept Corporation.    On December 20, 2006, we entered into a license agreement with EpiCept Corporation (EpiCept) that provides us with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, we paid EpiCept $1 million upfront in December 2006 and, subject to our achievement of specified milestones, will pay EpiCept an additional $9 million in milestone payments as well as a royalty on net sales of any product covered by the license.

NeuroSystec Corporation.    In May 2004, we entered into an exclusive license agreement with NeuroSystec Corporation (NeuroSystec), a privately-held corporation founded by Al Mann, under which we granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first development product is currently in early clinical development. We are responsible for formulation development of products utilizing our drug delivery platforms and manufacture and supply of product components consisting of our drug delivery platforms. We will receive certain milestone payments if certain development and commercialization milestones are achieved, as well as royalties based on product sales if products are commercialized under the agreement. This agreement can be terminated by either party for material breach by the other party and by NeuroSystec without cause. In connection with the agreement, we received equity constituting a minority ownership interest in NeuroSystec.

Commercial Businesses

ALZET®

We currently make and sell the ALZET product on a worldwide basis. We market the ALZET product through a direct sales force in the U.S. and through a network of distributors outside the U.S.

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

Lactel® AbsorbablePolymers

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

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for our pharmaceutical systems to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. However, our goal is to become a specialty pharmaceutical company that commercializes its own products with significant market potential. To that end, we intend, over the course of a few years, to build up commercial, sales and marketing capability and other required infrastructure in focused specialty areas although there can be no assurance that we will be able to do so. We may still choose to enter into strategic alliances from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

We market and sell our ALZET product in the U.S. through a direct sales force, and we have a network of distributors for this product outside of the U.S.

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIDUR, Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, pursuant to a supply agreement with Eastman Chemical Company. We also purchase sufentanil for CHRONOGESIC and TRANSDUR-Sufentanil pursuant to a supply agreement with Mallinckrodt, Inc. We believe that these agreements will provide a sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical systems, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities, within acceptable time frames or at reasonable cost.

Customers

A substantial portion of our product revenues is derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. For the year ended December 31, 2006, revenues from our collaborative agreements with Pain

Therapeutics and Endo (TRANSDUR-Sufentanil) represented 34% and 20% of our total collaborative research and development revenues, respectively. At December 31, 2006, three customers accounted for 22%, 20% and 16% of our net accounts receivable. At December 31, 2005, three customers accounted for 27%, 26% and 23% of our net accounts receivable.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. Our manufacturing facility in Cupertino, CA is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Memryte, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy and CHRONOGESIC. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We manufacture our ALZET product at our Vacaville, CA facility. We have entered into a long term supply agreement with Corium International, Inc. for clinical and commercial supplies of TRANSDUR-Bupivacaine and a long term supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 28, 2007, we held 28 issued U.S. patents and 72 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 39 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 110 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in TRANSDUR-Sufentanil, Remoxy and the other ORADUR-based opioid products licensed to Pain Therapeutics, and CHRONOGESIC are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Atrix, Innocoll, Inovio, The Liposome Company, Focal, I-Flow and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us.

If approved, Memryte will compete against the five drugs currently approved for the treatment of Alzheimer’s disease. Four of the drugs are ACIs, including: Aricept, marketed by Pfizer, Inc. and Eisai Company, Ltd.; Exelon, marketed by Novartis AG; Reminyl, marketed by Shire Pharmaceuticals Group plc and Janssen Pharmaceutical Products, LP; and Cognex, marketed by Sciele Pharma, Inc. The fifth drug, Namenda, marketed by Forest Pharmaceuticals, Inc., is an NMDA receptor antagonist. In addition, Memryte could face competition from other leuprolide acetate products that are already on the market or may later be approved for other indications, if they are used or prescribed off label for Alzheimer’s disease.

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

Corporate History, Headquarters and Website Information

DURECT Corporation was incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 2 Results Way, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our web site address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Durect Corporation’s Code of Ethics can be found on our website.

Employees

As of February 28, 2007 we had 170 employees, including 115 in research and development, 22 in manufacturing and 33 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant.

The executive officers of DURECT Corporation and their ages as of February 28, 2007 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	69	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	50	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	47	Chief Financial Officer
Peter J. Langecker, M.D., Ph.D	56	Chief Medical Officer
Jean I Liu, J.D., M.S.	38	Senior Vice President, General Counsel and Secretary
Paula Mendenhall, Pharm.D.	63	Executive Vice President, Operations and Administration
Su Il Yum, Ph.D.	67	Executive Vice President, Pharmaceutical Systems Research and Development

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

Matthew J. Hogan, M.B.A. has served as our Chief Financial Officer since September 2006. He was the Chief Financial Officer at Ciphergen Biosystems, Inc. from 2000 to 2006, and a consultant from March 2006. Prior to joining Ciphergen, Mr. Hogan was the Chief Financial Officer at Avocet Medical, Inc. from 1999 to 2000. From 1996 to 1999, Mr. Hogan was the Chief Financial Officer at Microcide Pharmaceuticals, Inc. From 1986 to 1996, he held various positions in the investment banking group at Merrill Lynch & Co., most recently as a Director focusing on the biotechnology and pharmaceutical sectors. Mr. Hogan holds a B.A. in economics from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration.

Peter J. Langecker, M.D., Ph.D. has served as our Chief Medical Officer since May 2006. Prior to joining DURECT, Dr. Langecker served as Chief Medical Officer and Vice President of Clinical Affairs at Intarcia

Therapeutics, Inc. from October 1999 to April 2006. Prior to that, Dr. Langecker was Vice President of Clinical Affairs at Sugen, Inc. from 1997 to 1999, Vice President, Clinical Research at Coulter Pharmaceuticals from 1995 to 1997 and Director of Clinical Research, Oncology, at Schering-Plough from 1992 to 1995. Previously, Dr. Langecker worked as a Project Physician—Central Medical Advisor, Oncology at Ciby-Geigy (now Novartis) in Basel, Switzerland. He received his doctorate in medical sciences from the Ludwig-Maximilians University in Munich.

Jean I Liu, J.D., M.S. has served as our Senior Vice President and General Counsel since February 2003. She was appointed Secretary of the corporation in March 2004. She served as our Vice President of Legal and General Counsel from February 1999 to February 2003. Previously, from October 1998, Ms. Liu served as our Vice President of Legal. Prior to that, Ms. Liu worked as an attorney at Venture Law Group, a law firm, from May 1997 to October 1998. Ms. Liu worked as an attorney at Pillsbury Madison & Sutro LLP, a law firm, from September 1993 to May 1997. Ms. Liu holds a B.S. in Cellular & Molecular Biology from University of Michigan, an M.S. in Biology from Stanford University and a J.D. from Columbia University School of Law. Ms. Liu is a member of the State Bar of California and is admitted to practice before the United States Patent and Trademark Office.

Paula Mendenhall, Pharm.D. has served as our Executive Vice President of Operations and Administration since January 2007 and as Senior Vice President of Operations since January 2005. Prior to joining DURECT, Dr. Mendenhall was an independent consultant for various pharmaceutical companies for in-house and outsourcing of pharmaceutical manufacturing, including development of manufacturing strategies and plans and development and training of personnel. From 1997 to 2000, Dr. Mendenhall served as Vice President, Group Vice President and President of Oread Pharmaceutical Manufacturing at Oread Inc. From 1979 to 1997, Dr. Mendenhall served in a variety of roles for Hoffmann-La Roche Inc./Syntex, including in the areas of manufacturing, quality assurance, finance, planning and facilities, as well as provided technical assistance and support to Syntex Global Operations for marketed products and new product launches. Dr. Mendenhall received a Pharm D. degree from the University of California, San Francisco, and is a member of the American Association of Pharmaceutical Scientists (AAPS), the American Pharmaceutical Association and the Society of Cosmetic Chemists.

Su Il Yum, Ph.D. has served as our Executive Vice President of Pharmaceutical Systems Research and Development since January 2007 and as our Senior Vice President of Pharmaceutical Systems Research and Development since January 2006. Previously, Dr. Yum served as our Senior Vice President, Engineering since December 2003 and as our Vice President of Engineering from December 1999 to December 2003. Prior to joining DURECT, Dr. Yum served as Senior Technical Advisor at Amira Medical in Scotts Valley, California, where he participated in the development of a pain-free blood glucose detector called AtLast®. Prior to joining Amira, he held a number of senior positions in project management and engineering at Alza Corporation for 27 years. Dr. Yum earned his Ph.D. degree in Chemical Engineering from the University of Minnesota, and completed a Post-doctoral research in Biomedical Engineering at the University of Utah. Dr. Yum is a Fellow of the AAPS.

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

Risks Related To Our Business

Development of our pharmaceutical systems is not complete, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we or our third-party collaborators must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

•	selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage for use in the pharmaceutical system;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical system in commercial quantities and at acceptable prices.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Other than for Remoxy, we have not yet selected the drug dosages nor finalized the formulation or the system design of any of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, our second ORADUR-opioid, Memryte and CHRONOGESIC, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy, our second ORADUR-opioid, Memryte, CHRONOGESIC or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•	TRANSDUR-Bupivacaine-A Phase II clinical trial is on-going in the U.S.

•	Remoxy—According to Pain Therapeutics, a pivotal Phase III trial is ongoing with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA.

•	Second ORADUR-Opioid Drug Candidate under Pain Therapeutics/King Alliance— In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

•

Memryte—In October 2005, Voyager commenced a Phase III clinical program using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease. According to Voyager, the Phase III trial was truncated in October 2006 in order to get an early look at potential efficacy, and data collection and analysis is currently on-going.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacture processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy and a second ORADUR-opioid, Memryte and CHRONOGESIC. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Memryte, Remoxy and a second ORADUR-opioid, and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

If we and our third-party collaborators, where relevant, are unable to manufacture pharmaceutical systems or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our pharmaceutical systems and those of our third-party collaborators. We have entered into a long term supply agreement with Corium International, Inc. for clinical and commercial supplies of TRANDUR-Bupivacaine and a long term supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. We and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our development products” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third parties which have not been approved by ALZA.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2006, had an accumulated deficit of approximately $215.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current product revenues are from the sale of the ALZET product line and the sale of LACTEL biodegradable polymers, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	the continuation of our collaborative agreements that provide financial funding for our activities;

•	success in entering into collaboration agreements and meeting milestones under such agreements;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical systems;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our pharmaceutical systems;

•	competing technological and market developments;

•	market acceptance of our pharmaceutical systems;

•	costs for recruiting and retaining employees and consultants; and

•	unexpected legal, accounting and other costs and liabilities related to our business.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of December 31, 2006, we had approximately $37.3 million in long-term convertible subordinated notes which mature and are due in June 2008, $141,000 in non-current lease obligations and $465,000 in non-current bonds payable. Our substantial indebtedness, which totals $37.9 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow and may not have sufficient funds to meet our debt obligations when they become due. If the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. As of December 31, 2006, we had cash, cash equivalents and investments of approximately $81.6 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these debt obligations when they become due and may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, and we may be forced to accept a financing or restructure our debt on unfavorable terms, seek strategic alternatives or seek protection under applicable bankruptcy laws. Any of the foregoing could materially impair the value of our common stock.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. Furthermore, unless terminated or amended, commencing May 1, 2007, our agreement with Endo with respect to CHRONOGESIC requires us to pay fifty percent (50%) of the development cost of CHRONOGESIC for the U.S. and Canadian market, which may require us to devote significant funds in excess of what we may otherwise choose to spend on the program. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

In addition to customary termination rights, our agreement with Endo for the development and commercialization of CHRONOGESIC in the United States and Canada can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of the notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2007. We will not complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the right to terminate this agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced or not materialize, and our development products related to those agreements may not be commercialized.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Endo related to the development, promotion and distribution of CHRONOGESIC and TRANSDUR-Sufentanil in the United States and Canada once such products are approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics, Nycomed and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids, POSIDUR and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these pharmaceutical systems.

Voyager informed us that it has truncated its Phase III clinical trials for Memryte in order to get an early look at potential efficacy and is collecting and analyzing data from the truncated trial. There can be no assurance that Voyager will be able to shut down the trial in a manner that allows them to obtain useful data or that any data obtained will show efficacy of Memryte compared to placebo. Furthermore, according to Voyager, its decision to truncate the trial was in part due to financial constraints. If Voyager is unable to raise the required money to fund its operations, it will not be able to continue to develop or commercialize Memryte.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical systems. The negotiation and consummation of these type of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

We may develop our own sales force to market POSIDUR, TRANSDUR-Bupivacaine and to co-promote along with Endo TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. In addition, we may elect to sell or co-promote TRANSDUR-Bupivacaine in the United States, if approved. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could materially harm our business.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy and our second ORADUR-opioid, Memryte and CHRONOGESIC) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our second ORADUR-opioid and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of February 28, 2007, we held 28 issued U.S. patents and 72 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 39 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 110 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

We are party to several collaborative agreements. See “Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.” Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the recent decision by the Supreme Court in the case of MedImmune, Inc. v. Genentech, Inc. could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. TRANSDUR-Sufentanil patch, Remoxy, our second ORADUR-opioid, and CHRONOGESIC and other pharmaceutical systems we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets.

We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our last review during the fourth quarter of 2006 and determined that goodwill was not impaired as of December 31, 2006. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy and other ORADUR-based opioid drugs licensed to Pain Therapeutics, Memryte and CHRONOGESIC. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the remaining $37.3 million aggregate principal amount of convertible subordinated notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or debt securities or grant additional stock options to employees and consultants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals, Nycomed or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, TRANSDUR-Bupivacaine, Remoxy, our second ORADUR-Opioid, Memryte, CHRONOGESIC or other pharmaceutical systems;

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

Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement on August 29, 2003 with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes and the shares of common stock issuable upon conversion of the notes for resale. The registration statement was declared effective by the SEC on November 3, 2003. The remaining balance of our convertible subordinated notes consisting of $37.3 million in outstanding principal, are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as this registration is effective, shares covered thereunder are tradable without limitation. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	7,800 sq. ft.	Manufacturing	Lease expires 2008 (with an option to renew for an additional three years)

Birmingham, AL	1,600 sq. ft.	Laboratory	Month-to-month lease

Pelham, AL	9,400 sq. ft	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been traded on the Nasdaq Global Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Market.

Year ended December 31, 2005	Common Stock Price
	Low	High
First Quarter	$2.64	$3.78
Second Quarter	2.73	5.09
Third Quarter	4.85	7.15
Fourth Quarter	4.85	7.18

Year ended December 31, 2006	Low	High
First Quarter	$4.07	$6.36
Second Quarter	3.62	6.32
Third Quarter	2.76	4.24
Fourth Quarter	3.77	5.00

The closing sale price of the common stock as reported on the Nasdaq Global Market on February 28, 2007 was $4.03 per share. As of that date there were approximately 163 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock since September 28, 2000 (the date on which the Company’s stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) The Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on September 28, 2000. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a per share price of $12.00, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 9/28/00 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	9/28/00	12/29/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
DURECT CORPORATION	100.00	83.30	80.45	14.02	17.35	22.77	35.19	30.82
NASDAQ STOCK MARKET (U.S.)	100.00	67.26	53.10	36.36	54.55	59.23	60.04	65.76
NASDAQ BIOTECHNOLOGY	100.00	82.46	69.10	37.78	55.06	58.44	60.09	60.71

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$13,786	$20,032	$7,437	$5,144	$871
Product revenue, net	8,108	6,939	6,416	6,691	6,314
Revenue from sale of intellectual property rights	—	1,600	—	—	—

Total revenue	21,894	28,571	13,853	11,835	7,185

Operating expenses:
Cost of revenue	3,248	2,815	2,730	2,445	3,158
Research and development	37,241	29,141	24,390	20,738	30,176
Selling, general and administrative	12,417	11,034	9,793	8,588	11,480
Amortization of intangible assets	424	1,209	1,249	1,343	1,340

Total operating expenses	53,330	44,199	38,162	33,114	46,154

Loss from operations	(31,436)	(15,628)	(24,309)	(21,279)	(38,969)
Other income (expense):
Interest income and other	3,832	2,270	1,236	1,041	2,076
Interest expense	(3,436)	(4,363)	(4,546)	(2,460)	(280)
Debt conversion expense	(2,287)	(403)	—	—	—

Net other income (expense)	(1,891)	(2,496)	(3,310)	(1,419)	1,796

Loss before income taxes	(33,327)	(18,124)	(27,619)	(22,698)	(37,173)
Income tax provision	—	4	18	—	—

Net loss	$(33,327)	$(18,128)	$(27,637)	$(22,698)	$(37,173)

Basic and diluted net loss per share	$(0.51)	$(0.34)	$(0.54)	$(0.45)	$(0.77)
Shares used in computing basic and diluted net loss per share	65,961	53,719	51,507	50,510	48,318

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$81,607	$90,997	$61,813	$85,167	$48,268
Working capital	63,100	84,202	42,082	61,050	41,856
Total assets	102,485	117,414	85,468	112,407	72,971
Long-term liabilities, net of current portion	52,754	64,185	61,589	62,278	1,604
Stockholders’ equity	37,032	43,352	18,390	45,115	66,182

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, 2005, and 2004 should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section and “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have seven disclosed on-going product candidates in development of which six are in collaboration with third-party pharmaceutical companies. The following are our publicly announced product candidates in development:

POSIDUR™

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. POSIDUR is currently in Phase II clinical trials.

In January 2006, the U.S. Investigational New Drug (IND) application for POSIDUR was accepted by the U.S. Food and Drug Administration (FDA). In April 2006, we announced the results from our first Phase II clinical study in hernia patients conducted in Australia. In the second quarter of 2006, we initiated dosing in the first U.S. clinical trial, a Phase II, placebo-controlled trial in hernia patients and expanded the development of POSIDUR into multiple on-going Phase II clinical trials in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgeries for the purpose of selecting the optimal dosing and the surgical procedures for our pivotal Phase III trials. Pending the successful completion of these Phase II trials and input on our Phase III program by regulatory authorities, we anticipate commencing our Phase III program in 2007.

In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS (Nycomed). Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In February 2006, Pain Therapeutics and its sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. Remoxy is currently in a pivotal Phase III clinical trial.

During 2006, we also worked with King and Pain Therapeutics on the development of a second ORADUR abuse-resistant opioid product. In August 2006, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for this ORADUR-based opioid drug candidate, and that the IND application for this drug candidate had been accepted by the FDA. In November 2006, Pain Therapeutics announced positive results from that Phase I clinical trial.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In February 2005, we commenced a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain patients and announced positive preliminary results from the trial in December 2005. In March 2005, we entered into an agreement with Endo Pharmaceuticals (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo is currently conducting the clinical program for TRANSDUR-Sufentanil. We are currently supplying product for clinical and non-clinical studies on a small scale. Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo has stated that it expects to conduct additional Phase II studies with the TRANSDUR-Sufentanil patch in the first half of 2007 with patches supplied by 3M.

TRANSDUR-Bupivacaine

Our transdermal bupivacaine patch (TRANSDUR-Bupivacaine) uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. In December 2006, we announced that we had successfully completed Phase I clinical trials with TRANSDUR-Bupivacaine. DURECT’s Phase II program for TRANSDUR-Bupivacaine has begun in the U.S. under an

FDA-accepted IND application with a randomized, multi-center, double-blind, placebo controlled, two-way crossover trial in approximately 50 patients with PHN to assess safety as well as the magnitude, duration and characteristics of analgesic activity of TRANSDUR-Bupivacaine.

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. In October 2005, Voyager initiated its Phase III program for Memryte. In October 2006, Voyager informed us that Voyager was truncating its Phase III clinical trials for Memryte in order to get an early look at potential efficacy. Voyager anticipates that data from this truncated trial will be available in the first half of 2007; however, there can be no assurance that Voyager will be able to complete the data analysis from its Phase III trials to assess efficacy and that the data from the study will indicate efficacy. See “Risk Factors”—“We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements.” Effective January 2007, we amended our agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that we will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. In return, we paid Voyager $1 million in cash and forgave approximately $725,000 which was owed to us for previously provided services.

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada. In 2002, we completed a pilot Phase III clinical trial for CHRONOGESIC. Clinical trials have been suspended pending system redesign which is on-going. Our agreement with Endo can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2007 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of our notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2007. We will not complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the right to terminate this agreement.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) milestone payments, and (b) the reimbursement of qualified research expenses by the third party. During the last two years, we generated substantially all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and Memryte. Due to the signing of the Nycomed agreement related to POSIDUR in November 2006, a small amount of collaborative research and development revenue was recognized in 2006 from the amortization of the upfront payment of $14.0 million received from Nycomed. In 2007 it is anticipated that a full year of amortization will be recognized. However, in contrast to our other collaborations, due to the terms and nature of this collaboration, we will not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we will record research expense equal to our net share of the joint research expenses undertaken under the product development plan.

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

Since our inception in 1998, we have had a history of operating losses. At December 31, 2006, we had an accumulated deficit of $215.3 million and our net losses were $33.3million, $18.1 million and $27.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue from the sale of intellectual property rights is recognized upon assignment of such rights by us to a third party, provided the collectibility is assured, and we have no future performance obligations related to such rights, except for the on-going de minimus assistance we would provide to the third party with respect to the maintenance of such rights.

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

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized as the related services are rendered as determined by the extent of reimbursable costs incurred plus estimated fees thereon. In all cases, revenue is recognized only after a signed agreement is in place.

Intangible Assets and Goodwill

We have recorded intangible assets related to the acquisition of other companies. The purchase price of a business is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technologies are amortized over time, while acquired in-process research and development is recorded as a one-time charge to research and development expense on the acquisition date. Acquired in-process research and development represents the value of research projects in process at the time of acquisition which have not yet reached technological feasibility, and which have no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could result in a greater or lesser amount being recorded.

Goodwill is not amortized to expense but rather periodically assessed for potential impairment. The allocation of the purchase price of an acquisition to intangible assets and goodwill, therefore, has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We assess the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a significant change in our market capitalization relative to net book value.

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

We perform a review for impairment of goodwill at least annually in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill has been recorded through December 31, 2006. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We recorded no stock-based employee compensation expense for options granted under our six incentive plans prior to January 1, 2006 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed our loss and net loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. We are currently evaluating FIN 48 and its possible impacts on our financial statements and is not yet in a position to determine such effects, if any.

Results of Operations

Comparison of years ended December 31, 2006 and 2005

Revenues.    Net revenues were $21.9 million in 2006 compared to $28.6 million in 2005. The decrease in total revenues is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Voyager and Endo, partially offset by higher collaborative research and development revenue from our agreement with Pain Therapeutics and higher product revenues from our ALZET and LACTEL product lines.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $13.8 million of collaborative research and development revenue in 2006 compared to $19.9 million in 2005. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and amortization of up-front fees associated with the license agreements. The decrease in collaborative research and development revenue in 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and TRANSDUR-Sufentanil (collaboration with Endo), partially offset by higher collaborative research and development revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid products (collaboration with Pain Therapeutics) compared with 2005. We ceased to recognize collaborative research and development revenue related to Memryte from August 2006 because the collectibility of the amounts owed was not reasonably assured.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. We recognized $2.2 million in 2006 compared with $1.8 million in 2005. The amount included in 2005 represented the amount recognized over the period from March 10, 2005 to December 31, 2005, since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in 2006 as collaborative research and development revenue from the amortization of the up-front fee was $271,000. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2006	2005
Collaborator
Endo Pharmaceuticals, Inc.(1)	$4,438	$7,325
Pain Therapeutics, Inc.	7,477	4,873
Voyager Pharmaceutical Corporation	777	7,046
Nycomed(2)	271	—
Others(3)	823	788

Total collaborative research and development and other revenue	$13,786	$20,032

Notes:

1.	Amounts related to amortization of up-front fees were $2.2 million and $1.8 million 2006 and 2005, respectively.

2.	Amounts related to amortization of up-front fees were $271,000 in 2006 and $0 in 2005, respectively.

3.	No service or license revenue in 2006. Includes $79,000 of service and $5,000 license revenues in 2005.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

We did not recognize any revenue from service contracts in 2006 compared to $79,000 in 2005. Service contract revenues recognized in 2005 were related to certain polymer related service contracts we signed with various customers. The decrease was primarily due to completion of certain service contracts in the second half of 2005. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

We did not recognize any license revenue in 2006 compared to $5,000 in 2005. The license revenue in 2005 was recognized in connection with our agreement with NeuroSystec Corporation signed in 2004.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $8.1 million compared with $6.9 million in 2005. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold and higher average selling price and slightly higher LACTEL polymer sales in 2006 compared with 2005.

Revenue from sale of intellectual property rights

We did not record any revenue from the sale of intellectual property rights in 2006 compared with $1.6 million in 2005. The $1.6 million of revenue was recognized upon our assignment of certain intellectual property rights to Intervet, Inc. (“Intervet”) in the third quarter of 2005. Under the agreement, we assigned to Intervet our entire right, title and interest to a U.S. Patent, previously jointly owned by the parties. In connection with this agreement, Intervet paid us $1.6 million in the third quarter of 2005. We do not have any continuing obligations under the agreement, except for the on-going de minimus assistance we would provide to Intervet with respect to the maintenance of such patent. In the foreseeable future, we do not expect to increase our efforts to generate this type of revenue.

Cost of revenues.    Cost of revenues was $3.2 million in 2006 compared with $2.8 million in 2005. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our LACTEL polymer products and, to a lesser extent, cost of certain polymer related service contracts. The increase in the cost of revenues was primarily due to higher product volumes from our existing commercial product lines in 2006. Stock based compensation expense related to cost of revenue was $75,000 recognized under SFAS 123(R) in 2006 compared with none in 2005.

Cost of product revenue were $3.2 million in 2006 compared with $2.7 million in 2005. The increase in the cost of product revenue in 2006 was primarily as the result of an increase in product volumes of our ALZET mini pump product line.

Cost of service revenue was $0 in 2006 compared with $72,000 in 2005 due to a decline in our service contract revenue related to our polymer business in 2006.

As of December 31, 2006 and 2005, we had 22 and 20 manufacturing employees, respectively. We expect cost of revenues to remain comparable in the near future, as we do not expect product revenues to increase significantly in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. In addition, research and development expenses incurred by the Company and reimbursed by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses were $37.2 million in 2006 and $29.1 million in 2005. The increase in 2006 was primarily attributable to higher employee costs and higher development expenses for POSIDUR, TRANSDUR-Bupivacaine, Remoxy and other ORADUR-based opioid products as well as certain internal projects, partially offset by lower development expenses for TRANSDUR-Sufentanil and Memryte, compared with 2005. In addition, we paid Epicept an up-front fee of $1.0 million, which we recognized as research and development expense in December 2006 upon execution of the license agreement. In 2006, the company recorded a reduction of $426,000 in research and development expenses representing 50% of the development expenses for POSIDUR which will be reimbursed by Nycomed since the execution of the agreement on November 29, 2006. Stock-based compensation expense related to research and development personnel increased from $237,000 in 2005 to $2.9 million in 2006 as a result of the adoption of SFAS 123(R) as of January 1, 2006.

In 2006, we incurred higher research and development expenses for POSIDUR associated with multiple Phase II clinical trials in the U.S. and in other countries and other development activities compared with 2005. We incurred lower development expenses for TRANSDUR-Sufentanil in 2006 compared with 2005 as Endo performed the majority of the development work for this product after the license agreement was signed in March 2005. We incurred higher research and development expenses for Remoxy in 2006 to support development activities for Remoxy and formulation work related to other ORADUR-based opioids products compared with 2005. We incurred lower research and development expenses in 2006 for Memryte compared with 2005 due to the reduced formulation development work for Voyager as the program moved to Phase III clinical trials.

As of December 31, 2006, we had 116 research and development employees compared with 86 as of the corresponding date in 2005. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost under SFAS 123(R) related to research and development personnel.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year ended December 31,
	2006	2005
POSIDUR	$12,005	$7,878
TRANSDUR-Sufentanil	2,189	6,159
Remoxy	5,987	3,634
Memryte	1,213	5,679
CHRONOGESIC	2,104	1,866
TRANSDUR-Bupivacaine	6,946	1,262
Others	6,797	2,663

Total research and development expenses(1)	$37,241	$29,141

(1)	Includes stock-based compensation expenses of $2.9 million and $237,000 in 2006 and 2005, respectively.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $12.4 million in 2006 compared with $11.0 million in 2005. The increases in 2006 were primarily attributable to the stock-based compensation expense of $1.4 million related to selling, general and administrative personnel recognized under SFAS 123(R) in 2006, as well as higher employee costs and market research related expenses, partially offset by lower legal and patent expenses in 2006.

As of December 31, 2006, we had 34 selling, general and administrative personnel compared with 32 as of the corresponding date in 2005. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets.    Amortization of intangible assets was $424,000 in 2006 compared with $1.2 million in 2005. The amortization of intangible assets decreased in 2006 as certain intangible assets became fully amortized in the second and third quarters of 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In the fourth quarter of 2006, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we would be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at December 31, 2006 was $111,000, which will be amortized as follows: $31,000 in each of the years ending December 31, 2007, 2008 and 2009, and $18,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense).    Interest and other income was $3.8 million in 2006 compared with $2.3 million in 2005. The increase in interest income was primarily the result of higher yields on investments as well as higher average cash and investment balances in 2006 compared with 2005.

Interest expense was $3.4 million in 2006 compared with $4.4 million in 2005. The decrease in interest expense in 2006 was primarily due to lower remaining balances on our convertible notes in 2006 compared with 2005 due to the conversion of $20.0 million in aggregate principal amount of convertible notes in the second quarter of 2006.

Debt conversion expense was $2.3 million in 2006 compared with $403,000 in 2005. The debt conversion expense of $2.3 million in 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in the second quarter of 2006. The debt conversion expense of $403,000 in 2005 was recorded as an inducement fee in connection with the conversion of approximately $2.2 million in aggregate principal amount of the 6.25% convertible notes in the third quarter of 2005.

Income taxes.    Income tax provision was zero in 2006 compared with $4,000 in 2005 due to state income taxes paid for our former subsidiary, Absorbable Polymers International Corporation (“API”) in 2005. Prior to 2004, we had no provision for income taxes, as we incurred losses for all periods presented.

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $160.0 million, which expire in the years 2018 through 2026 and federal research and development tax credits of approximately $1.7 million, which expire at various dates beginning in 2018 through 2026, if not utilized. As of December 31, 2006, we had net operating loss carryforwards for state income tax purpose of approximately $82.7 million, which expire in the years 2008 through 2016 and state research and development tax credits of approximately $1.7 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2006 and 2005, we had net deferred tax assets of $76.1 million and $64.8 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Comparison of years ended December 31, 2005 and 2004

Revenues.    Net revenues were $28.6 million in 2005 compared to $13.9 million in 2004. The increase in total revenues in 2005 was primarily attributable to higher collaborative research and development revenue recognized from our agreements with third-party collaborators, as well as $1.6 million in revenue from the sale of intellectual property rights.

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2005	2004
Collaborator
Endo Pharmaceuticals, Inc.(1)	$7,325	$—
Pain Therapeutics, Inc.(2)	4,873	3,979
Voyager Pharmaceutical Corporation	7,046	2,533
Others(3)	788	925

Total collaborative research and development and other revenue	$20,032	$7,437

(1)	Amounts related to amortization of up-front fees were $1.8 million and $0 in 2005 and 2004, respectively.

(2)	Amounts related to amortization of up-front fees were $0 and $140,000 in 2005 and 2004, respectively.

(3)	Amount includes service and license revenues of $84,000 and $584,000 in 2005 and 2004, respectively.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Other revenue from service contracts was $79,000 in 2005 and $502,000 in 2004. Service contract revenues were related to certain polymer related service contracts we signed with various customers through API, our former subsidiary. The decrease was primarily due to completion of certain service contracts in 2005. We do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

Other license revenue was $5,000 in 2005 compared with $82,000 in 2004. The license revenue in 2005 was recognized in connection with our agreement with NeuroSystec Corporation signed in 2004.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $6.9 million in 2005 compared to $6.4 million in 2004. The increase in product revenue in 2005 was primarily due to higher product revenue from our ALZET mini pump product line resulting from a greater number of units sold in 2005, partially offset by lower product revenue from our LACTEL polymer products related to the timing of orders from major customers of our polymer products.

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

Cost of revenues.    Cost of revenues were $2.8 million in 2005 compared with $2.7 million in 2004. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our LACTEL polymer products and, to a lesser extent, cost of certain polymer related service contracts.

Cost of product revenues were $2.7 million in 2005 compared with $2.3 million in 2004. The increase in the cost of revenues in 2005 was primarily the result of a greater number of units sold for our ALZET mini pump product line and higher manufacturing costs for our polymer product line compared with the same period in 2004.

Cost of service revenues were $72,000 in 2005 compared $407,000 in 2004 due to a decline in our service contract revenue related to our polymer business in 2005. As of December 31, 2005 and 2004, we had 20 and 21 manufacturing employees, respectively.

Research and Development.    Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $29.1 million in 2005 compared with $24.4 million in 2004. The increases in research and development expenses in 2005 were primarily attributable to the higher employee costs and higher development expenses for POSIDUR, Remoxy, TRANSDUR-Sufentanil and Memryte, partially offset by lower development expenses for CHRONOGESIC, compared with 2004.

In 2005, we incurred higher research and development expenses for POSIDUR associated with the Phase II clinical trials in Australia and U.K. and ongoing animal toxicological studies compared with 2004. We incurred higher development expenses for TRANSDUR-Sufentanil in 2005 compared with 2004 as we conducted Phase II clinical trials and additional animal studies for this product in 2005. We also incurred higher research and development expenses for Remoxy and Memryte in 2005 to support the development activities related to the Phase III clinical trials for these products compared with 2004. We incurred lower development expenses for CHRONOGESIC in 2005 compared with 2004 as we continued to work on the system design of the product and focused our development efforts on other pharmaceutical systems in 2005. As of December 31, 2005, we had 86 research and development employees compared with 72 as of the corresponding date in 2004. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal programs and those subject to third-party collaborations.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year ended December 31,
	2005	2004
POSIDUR	$7,878	$2,870
TRANSDUR-Sufentanil	6,159	4,678
Remoxy	3,634	2,424
Memryte	5,679	2,275
CHRONOGESIC	1,866	8,604
TRANSDUR-Bupivacaine	1,262	—
Others	2,663	3,539

Total research and development expenses(1)	$29,141	$24,390

(1)	Includes stock-based compensation expenses of $237,000 in 2005 as compared to $157,000 in 2004.

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

Amortization of intangible assets.    Amortization of intangible assets was $1.2 million in both 2005 and 2004. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2005 and 2004, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

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

Other Income (Expense).    Interest income and other was $2.3 million in 2005 and $1.2 million in 2004. The increase in interest and other income was primarily the result of higher yields on our cash and investment balances. The increase in interest and other income in 2005 was also due to the receipt of an approximately $300,000 settlement from our former third-party collaborators in 2005.

Interest expense was $4.4 million in 2005 and $4.5 million and 2004. The interest expenses were primarily due to the interest accrued on the 6.25% convertible notes due 2008.

Debt conversion expense was $403,000 in 2005 compared with none in 2004. The debt conversion expense was recorded in connection with the conversion of approximately $2.2 million in aggregate principal amount of the 6.25% convertible notes in the third quarter of 2005.

Income taxes.    Income tax provision was $4,000 in 2005 due to state income taxes paid for API in 2005 compared with $18,000 in 2004. Prior to 2004, we had no provision for income taxes, as we incurred losses for all periods presented.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $142.4 million, which expire in the years 2018 through 2025 and federal research and development tax credits of approximately $1.7 million, which expire at various dates beginning in 2018 through 2025, if not utilized. As of December 31, 2005, we had net operating loss carryforwards for state income tax purpose of approximately $72.1 million, which expire in the years 2008 through 2015 and state research and development tax credits of approximately $1.6 million, which do not expire. Utilization of net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $81.6 million, $91.0 million and $61.8 million at December 31, 2006, 2005 and 2004, respectively. This includes $1.3 million, $2.0 million and $2.8 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2006, 2005 and 2004, respectively, which primarily serve as collateral for letters of credit securing our leased facilities and Alabama State Industrial Development Bonds payments which were assumed by us as part of our acquisition of SBS (SBS Bonds). The letters of credit related to security deposit of the leased facilities and the SBS bonds will expire in December 2012 and November 2009, respectively.

From inception through the time of our initial public offering, we raised $53.2 million, net of issuance costs, through convertible preferred stock financings. We raised $84.0 million, net of issuance costs, through our sale of stock in our initial public offering in 2000. We received $56.7 million, net of issuance costs, through our issuance of $60.0 million aggregate principal amount of convertible subordinated notes due 2008 in June and July of 2003. We received $38.1 million, net of issuance costs, through our sale of common stock in our follow-on public offering in November 2005. The decrease in cash, cash equivalents and investments from 2005 to 2006 was primarily the result of increased operating and capital expenditures and interest payments for our convertible subordinated notes, offset by payments received from customers and third-party collaborators. The increase in cash, cash equivalents and investments from 2004 to 2005 was primarily the result of receipt of net proceeds from the issuance of stock and payments received from customers and third-party collaborators, partially offset by ongoing operating expenses.

Working capital was $63.1 million, $84.2 million and $42.1 million at December 31, 2006, 2005 and 2004, respectively. The decrease in working capital from 2005 to 2006 was primarily attributable to higher expenditures related to our research and development efforts in general, and an increase in the purchases of certain long-term investments in 2006. The increase from 2004 to 2005 was primarily attributable to the net proceeds of $38.1 million from our follow-on stock offering in November 2005 and $10.0 million upfront fee received from Endo in April 2005 in connection with our March 2005 license agreement for TRANSDUR-

Sufentanil, partially offset by our operating expenditures primarily related to our research and development efforts.

We used $9.5 million, $7.2 million and $22.2 million of cash in operating activities in the years ended December 31, 2006, 2005 and 2004, respectively. The increase in cash used in operating activities in 2006 compared to 2005 was primarily attributable to higher operating expenses related to our POSIDUR, TRANSDUR-Bupivacaine and other pharmaceutical systems in development, partially offset by the $14.0 million upfront fee received in connection with our November 2006 agreement with Nycomed related to POSIDUR. The decrease in 2005 compared to 2004 was primarily due to the $10.0 million upfront fee received in connection with our agreement with Endo in 2005 and higher payments received from third parties for collaborative research and development services recognized as revenue in 2005.

We used $16.7 million of cash in investing activities in the year ended December 31, 2006 and received $14.0 million and $20.8 million of cash from investing activities in the years ended December 31, 2005 and 2004, respectively. The increase in cash used in investing activities in 2006 was primarily a result of higher purchases in investments in 2006. The decrease in cash received from investing activities in 2005 was primarily due to higher purchases in property and equipment and lower net proceeds received from maturing of our investments compared with 2004.

We received $2.1 million, $38.7 million and $245,000 of cash from financing activities in the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, partially offset by payments on a term loan and long term debt. In 2005, cash received from financing activities was primarily due to net proceeds from sales of our common stock in our follow-on public offering in November 2005. In 2004, cash received from financing activities was primarily due to proceeds from exercises of stock options and purchases of our common stock under our employee stock purchase plan, partially offset by payments on a term loan and long term debt.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2,860,000, which amount represented a negotiated inducement fee based on a discounted value of future interest payments due on such Notes until maturity. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of December 31, 2006, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At December 31, 2006, the remaining principal payments of the bonds were $675,000.

We anticipate that cash used in operating activities will increase in the near future as we continue to research, develop, and manufacture our pharmaceutical systems. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	2012 and thereafter	Total
Convertible subordinated notes(1)	$2,334	$38,407	$—	$—	$—	—	$40,741
Long-term debt(1)	258	258	257	—	—	—	773
Capital lease(1)	52	52	52	52	12	—	220
Purchase commitments	—	100	850	1,500	500	3,500	6,450
Operating lease obligations	2,052	2,048	992	740	762	763	7,357

Total contractual cash obligations	$4,696	$40,865	$2,151	$2,292	$1,274	$4,263	$55,541

(1)	Includes principal and interest payments.

We also anticipate incurring capital expenditures of at least $3 million over the next 12 months to purchase research and development and manufacturing equipment. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years, if at all. Accordingly, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;

•	private equity financings;

•	collaborative arrangements; and/or

•	public or private debt.

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

We have not utilized “off-balance sheet” arrangements to fund our operations or otherwise manage our financial position.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Since our convertible notes bear interest at a fixed rate of 6.25% per annum, the fair value of our convertible notes will fluctuate due to changes in interest rates.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, corporate bonds and auction rate securities. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2006, approximately 86% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 51% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2006 by year of maturity (dollars in thousands):

	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$33,620	$—	$—	$33,620
Average fixed rate	5.30%	—	—	5.30%
Variable rate	$5,668	—	—	$5,668
Average variable rate	5.27%	—	—	5.27%
Short-term investments:
Fixed rate	$28,297	$—	—	$28,297
Average fixed rate	4.98%	—	—	4.98%
Long-term investments:
Fixed rate	$—	$9,474	$998	$10,472
Average fixed rate	—	4.16%	5.35%	4.33%
Restricted investments:
Fixed rate	$1,284	$—	$—	$1,284
Average fixed rate	3.26%	—	—	3.26%

Total investment securities	$68,870	$9,473	$998	$79,341

Average rate	5.02%	4.16%	5.35%	4.93%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2005 by year of maturity (dollars in thousands):

	2006	2007	2008	Total
Cash equivalents:
Fixed rate	$64,518	$—	$—	$64,518
Average fixed rate	4.36%	—	—	4.36%
Variable rate	$27	—	—	$27
Average variable rate	4.01%	—	—	4.01%
Short-term investments:
Fixed rate	$18,022	$—	—	$18,022
Average fixed rate	2.58%	—	—	2.58%
Long-term investments:
Fixed rate	$—	$3,474	$1,985	$5,459
Average fixed rate	—	3.65%	4.57%	4.01%
Restricted investments:
Fixed rate	$1,974	$—	$—	$1,974
Average fixed rate	1.25%	—	—	1.25%

Total investment securities	$84,541	$3,474	$1,985	$90,000

Average rate	3.24%	3.65%	4.57%	3.33%

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DURECT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DURECT Corporation.

We have audited the accompanying consolidated balance sheets of DURECT Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DURECT Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 DURECT Corporation, changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DURECT Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California,

March 12, 2007

DURECT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2006	2005
A S S E T S
Current assets:
Cash and cash equivalents	$41,554	$65,542
Short-term investments	28,297	18,022
Restricted investments	—	321
Accounts receivable (net of allowances of $1 in 2006 and $128 in 2005)	2,152	4,488
Inventories	2,052	2,047
Prepaid expenses and other current assets	1,744	3,659

Total current assets	75,799	94,079
Property and equipment, net	7,451	7,304
Goodwill	6,399	6,399
Intangible assets, net	111	536
Long-term investments	10,472	5,459
Restricted investments	1,284	1,653
Other long-term assets	969	1,984

Total assets	$102,485	$117,414

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$864	$1,835
Accrued liabilities	4,522	3,874
Contract research liabilities	1,624	1,418
Interest payable on convertible notes	97	149
Deferred revenue, current portion	5,348	2,367
Equipment financing obligations and term loan, current portion	34	34
Bonds payable, current portion	210	200

Total current liabilities	12,699	9,877
Equipment financing obligations and term loan, noncurrent portion	141	27
Bonds payable, non-current portion	465	675
Convertible subordinated notes	37,337	57,337
Deferred revenue, non-current portion	14,507	6,016
Other long-term liabilities	304	130
Commitments (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 69,212 and 61,609 shares issued and outstanding at December 31, 2006 and 2005, respectively	7	6
Additional paid-in capital	265,896	239,057
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(45)	(212)
Accumulated deficit	(215,346)	(182,019)

Stockholders’ equity	37,032	43,352

Total liabilities and stockholders’ equity	$102,485	$117,414

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Collaborative research and development and other revenue	$13,786	$20,032	$7,437
Product revenue, net	8,108	6,939	6,416
Revenue from sale of intellectual property rights	—	1,600	—

Total revenues	21,894	28,571	13,853

Operating expenses:
Cost of revenues(1)	3,248	2,815	2,730
Research and development(1)	37,241	29,141	24,390
Selling, general and administrative(1)	12,417	11,034	9,793
Amortization of intangible assets	424	1,209	1,249

Total operating expenses	53,330	44,199	38,162

Loss from operations	(31,436)	(15,628)	(24,309)
Other income (expense):
Interest and other income	3,832	2,270	1,236
Interest expense	(3,436)	(4,363)	(4,546)
Debt conversion expense	(2,287)	(403)	—

Net other expense	(1,891)	(2,496)	(3,310)

Loss before income taxes	(33,327)	(18,124)	(27,619)
Income tax provision	—	4	18

Net loss	$(33,327)	$(18,128)	$(27,637)

Net loss per share, basic and diluted	$(0.51)	$(0.34)	$(0.54)

Shares used in computing basic and diluted net loss per share	65,961	53,719	51,507

(1)	Stock-based compensation related to the following:

Cost of revenues	$75	$—	$1
Research and development	2,885	237	157
Selling, general and administrative	1,431	354	46

	$4,391	$591	$204

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	51,163	$5	$194,968	$(50)	$(59)	$(13,480)	$(15)	$(136,254)	$45,115
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	510	—	662	—	—	—	—	—	662
Repurchase of unvested stock for cash and cancellation of certain notes receivable from stockholders	(1)	—	(1)	1	—	—	—	—	—
Repayment of notes receivable	—	—	—	49	—	—	—	—	49
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	185	—	250	—	—	—	—	—	250
Issuance of common stock to an employee for notes receivable	13	—	37	(37)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	(15)	—	—	—	(15)
Stock compensation related to modifications of stock option terms	—	—	5	—	—	—	—	—	5
Reversal of deferred compensation related to cancelled employee stock options	—	—	(70)	—	70	—	—	—	—
Noncash charges related to equity securities issued to non-employees	—	—	214	—	—	—	—	—	214
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	—	(27,637)	(27,637)

Total comprehensive net loss									(27,890)

Balance at December 31, 2004 (carried forward)	51,870	$5	$196,065	$(37)	$(4)	$(13,480)	$(268)	$(163,891)	$18,390

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004 (carried forward)	51,870	$5	$196,065	$(37)	$(4)	$(13,480)	$(268)	$(163,891)	$18,390
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	602	—	1,115	—	—	—	—	—	1,115
Repayment of notes receivable	—	—	—	37	—	—	—	—	37
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	42	—	250	—	—	—	—	—	250
Amortization of deferred stock compensation	—	—	—	—	4	—	—	—	4
Stock compensation related to modifications of employee stock option terms	—	—	336	—	—	—	—	—	336
Noncash charges related to equity securities issued to non-employees	—	—	251	—	—	—	—	—	251
Conversion of subordinated convertible notes	912	—	2,975	—	—	—	—	—	2,975
Secondary equity offering	8,183	1	38,065	—	—	—	—	—	38,066
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	—	(18,128)	(18,128)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(18,072)

Balance at December 31, 2005	61,609	$6	$239,057	$—	$—	$(13,480)	$(212)	$(182,019)	$43,352
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,105	—	2,428	—	—	—	—	—	2,428
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	150	—	500	—	—	—	—	—	500
Stock-based compensation expense from stock options and ESPP shares	—	—	4,431	—	—	—	—	—	4,431
Conversion of subordinated convertible notes	6,349	1	19,480	—	—	—	—	—	19,481
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	(33,327)	(33,327)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(33,160)

Balance at December 31, 2006	69,213	$7	$265,896	$—	$—	$(13,480)	$(45)	$(215,346)	$37,032

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(33,327)	$(18,128)	$(27,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,039	1,960	3,391
Amortization	424	1,209	1,249
Stock-based compensation	4,391	591	204
Loss on impairment and disposal of fixed assets	34	245	—
Inventory write-off	100	86	—
Debt conversion expense	—	403	—
Changes in assets and liabilities:
Accounts receivable	2,336	(2,007)	(513)
Inventories	(64)	(204)	(27)
Prepaid expenses and other assets	2,411	(1,745)	672
Accounts payable	(971)	177	1,042
Accrued liabilities	1,522	1,051	(71)
Accrued liabilities to related party	—	—	(17)
Contract research liability	206	864	(433)
Interest payable on convertible notes	(52)	(18)	—
Deferred revenue	11,472	8,305	(68)

Total adjustments	23,848	10,917	5,429

Net cash used in operating activities	(9,479)	(7,211)	(22,208)
Cash flows from investing activities
Purchase of property and equipment	(2,220)	(2,397)	(1,138)
Purchase of available-for-sale securities	(56,254)	(13,852)	(47,729)
Proceeds from maturities of available-for-sale securities	41,823	30,234	69,659

Net cash (used in) provided by investing activities	(16,651)	13,985	20,792

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(86)	(292)	(287)
Payment on long term debt	(200)	(190)	(180)
Net proceeds from issuances of common stock through secondary offering	—	38,066	—
Net proceeds from issuances of common stock and stockholders’ notes	2,428	1,152	712

Net cash provided by financing activities	2,142	38,736	245

Net (decrease) increase in cash and cash equivalents	(23,988)	45,510	(1,171)
Cash and cash equivalents at beginning of year	65,542	20,032	21,203

Cash and cash equivalents at end of year	$41,554	$65,542	$20,032

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$4	$18

Cash paid for interest	$2,413	$3,753	$3,874

Cash paid upon debt conversion	$2,287	$—	$—

Supplemental disclosure of noncash investing and financing activities
Notes receivable issued in connection with exercise of stock options	$—	$—	$37

Issuance of common stock for acquisition of APT	$500	$250	$250

Conversion of convertible subordinated notes for common stock	$20,000	$2,663	$—

The accompanying notes are an integral part of these consolidated financial statements.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates. Management makes estimates when preparing the financial statements including those related to revenue recognition, accrued but unbilled expenses for clinical trials and other services and stock-based compensation.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2006, three customers accounted for 22%, 20% and 16% of the Company’s net accounts receivable. At December 31, 2005, three customers accounted for 27%, 26% and 23% of the Company’s net accounts receivable.

Customer and Product Line Concentrations

A substantial portion of the Company’s revenue is derived from its ALZET product line, which accounted for 29%, 20% and 36% of total revenues in fiscal years 2006, 2005 and 2004, respectively. Total revenue by geographic region for the years 2006, 2005 and 2004 is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$18,535	$25,869	$11,928
Japan	1,236	916	705
Europe	1,382	953	754
Other	741	833	466

Total	$21,894	$28,571	$13,853

Revenue by geography is determined by the location of the customer.

In fiscal year 2006, Pain Therapeutics, Endo and Voyager accounted for 34%, 20% and 4% of the Company’s total revenues, respectively. In fiscal year 2005, Pain Therapeutics, Endo and Voyager accounted for 17%, 26% and 25% of the Company’s total revenues, respectively. In fiscal year 2004, Pain Therapeutics and Voyager accounted for 29% and 18% of the Company’s total revenues, respectively.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$185	$203
Work in-process	711	493
Finished goods	1,156	1,351

Total inventories	$2,052	$2,047

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. Acquired in-process research and development without alternative future use is charged to operations when acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires the elimination of the amortization of goodwill and assembled workforce to be replaced with the periodic evaluation of intangibles for impairment. The Company assesses goodwill for impairment at least annually in accordance with SFAS 142.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a significant change in our market capitalization relative to net book value.

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2006, there have been no material impairment losses.

Stock-Based Compensation

At December 31, 2006, the Company has six stock-based employee compensation plans, which are described more fully in Note 11. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost was recognized in the Statement of Operations for options granted under the Company’s stock-based employee compensation plans during the years ended December 31, 2005 and 2004.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The adoption of SFAS 123(R) had no impact on cash flows from operations or financing activities.

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

The following table illustrates the effect on the Company’s net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in those periods.

	Year Ended December 31,
	2005	2004
Net loss	$(18,128)	$(27,637)
Add (Deduct): Stock-based employee compensation expense included in reported net loss	340	(10)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,470)	(3,017)

Pro forma net loss	$(21,258)	$(30,664)

Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.54)

Basic and diluted—pro forma	$(0.40)	$(0.60)

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because we had a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured.

Revenue from the sale of intellectual property rights is recognized upon assignment of such rights by the Company to a third party, provided the collectibility is assured, and the Company has no future performance obligations related to such rights, except for the on-going de minimus assistance the Company would provide to the third party with respect to the maintenance of such rights.

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

The collaborative research and development revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Collaborator
Endo Pharmaceuticals, Inc.(1)	$4,438	$7,325	$—
Pain Therapeutics, Inc.(2)	7,477	4,873	3,979
Voyager Pharmaceutical Corporation	777	7,046	2,533
Nycomed(3)	271	—	—
Others(4)	823	788	925

Total collaborative research and development revenue	$13,786	$20,032	$7,437

(1)	Amounts related to amortization of up-front fees were $2.2 million, $1.8 million and $0 in 2006, 2005 and 2004, respectively.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Amounts related to amortization of up-front fees were $0 in 2006 and 2005 and $140,000 in 2004, respectively.

3.	Amounts related to amortization of up-front fees were $271,000 in 2006 and $0 in 2005 and 2004.

4.	Amount includes service and license revenues of $0, $84,000 and $584,000 in 2006, 2005 and 2004, respectively.

The Company amortizes up-front fees on a straight-line basis over the period in which the Company has continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between the Company and its third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of the Company’s research and development efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, the Company has no future performance obligations related to that milestone payment.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized as the related services are rendered as determined by the extent of reimbursable costs incurred plus estimated fees thereon. In all cases, revenue is recognized only after a signed agreement is in place.

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed, generally ratably over the period of service. In addition, research and development expense incurred by the Company and reimbursed by Nycomed are recorded as a reduction to research and development expense.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
POSIDUR	$12,005	$7,878	$2,870
TRANSDUR-Sufentanil	2,189	6,159	4,678
Remoxy	5,987	3,634	2,424
Memryte	1,213	5,679	2,275
CHRONOGESIC	2,104	1,866	8,604
TRANSDUR-Bupivacaine	6,946	1,262	—
Others	6,797	2,663	3,539

Total research and development expenses	$37,241	$29,141	$24,390

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale securities, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Year Ended December 31,
	2006	2005	2004
Net loss	$(33,327)	$(18,128)	$(27,637)
Net change in unrealized gain (loss) on available for sale investments, net of tax	167	56	(253)

Comprehensive loss	$(33,160)	$(18,072)	$(27,890)

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

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Net loss	$(33,327)	$(18,128)	$(27,637)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding	65,961	53,719	51,522
Less: weighted-average shares subject to repurchase	—	—	(15)

Weighted-average shares used in computing basic and diluted net loss per share	65,961	53,719	51,507

Basic and diluted net loss per share	$(0.51)	$(0.34)	$(0.54)

The computation of diluted net loss per share for the fiscal year ended December 31, 2006 excludes the impact of options to purchase 9.5 million shares of common stock, warrants to purchase 770 shares of common

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and 14.5 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2006, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2005 excludes the impact of options to purchase 8.0million shares of common stock, warrants to purchase 770 shares of common stock and 18.7 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2005, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2004 excludes the impact of options to purchase 7.2 million shares of common stock, warrants to purchase 1.0 million shares of common stock and 19.0 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2004, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements and is not yet in a position to determine such effects, if any.

2.	Strategic Agreements

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement (“the Agreement”) with Nycomed Danmark, APS (“Nycomed”). Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nycomed paid an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. The Company will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U., in the event that a specified clinical milestone is not met for POSIDUR and for adverse product events. The Company has the right to terminate the agreement in the event that Nycomed pursues directly or indirectly any proceeding seeking to have any of our POSIDUR related patents revoked or declared invalid, unpatentable or unenforceable. In 2006, the Company recorded a reduction of $426,000 in research and development expenses representing a net reimbursement from Nycomed in order that both parties bore 50% of the development expenses for POSIDUR. In addition, the Company recognized $271,000 as collaborative research and development revenue from the amortization of the $14.0 million up-front fee in 2006.

Agreements with Endo Pharmaceuticals

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals, Inc. (“Endo”) under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004 and again in January 2006 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2007 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2007. The Company will not complete the requisite pharmacokinetic trial by March 31, 2007, which will give Endo the

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to terminate this agreement. The Company did not receive any payments or recognize any collaborative research and development revenue in the years ended December 31, 2006, 2005 and 2004.

TRANSDUR-Sufentanil

On March 10, 2005, the Company entered into a license agreement with Endo Pharmaceuticals Inc. (“Endo”) under which the Company granted to Endo the exclusive right to develop and commercialize the Company’s proprietary sufentanil transdermal patch development product (TRANSDUR-Sufentanil) in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. The Company will perform all formulation development for Endo unless the Company defaults on such obligations and the Company will be reimbursed for its fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada.

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

The $10.0 million up-front fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement. For the years ended December 31, 2006 and 2005, the Company recognized $2.2 million and $1.8 million, respectively in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue recognized under this arrangement was $4.4 million and $7.3 million for the years ended December 31, 2006 and 2005, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $7.5 million, $4.9 million and $4.0 million in 2006, 2005 and 2004, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (“Voyager”). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectibility of amounts owned was not reasonably assured. Total collaborative research and development revenue recognized under the agreement with Voyager was $777,000, $7.0 million and $2.5 million in 2006, 2005 and 2004, respectively.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. As a part of the amendment, the Company paid Voyager $1 million in cash and forgave approximately $725,000 which was owed to us for previously provided services.

Agreement with EpiCept Corporation

On December 20, 2006, the Company entered into a license agreement with EpiCept Corporation (“EpiCept”) that will provide the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, will pay EpiCept an additional $9 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (“ALZA”) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with our initial public offering in 2000, to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of up-front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding.

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

In the years ended December 31, 2006, 2005, and 2004, the Company incurred development expenses of $0, $0, and $2,000, respectively, for work performed by ALZA, of which $0, $0 and $6,000 was paid during the years ended December 31, 2006, 2005 and 2004, respectively.

Patent Assignment

On August 8, 2005, the Company entered into a Purchase Agreement and an Option Agreement with Intervet Inc. (collectively the “Agreements”). Under the Agreements, in addition to other covenants, rights and obligations specified to each party, the Company assigned to Intervet its entire right, title and interest to a U.S. patent, previously jointly owned by the parties, and Intervet agreed to pay the Company $1.6 million. The Company received the payment of $1.6 million from Intervet in August 2005 and recognized the $1.6 million as revenue in the year ended December 31, 2005 as the Company does not have continuing obligations under the purchase agreement except for the on-going de minimus assistance the Company would provide to Intervet with respect to the maintenance of such patent. The Company did not receive any payments or recognize any revenue from patent assignments in the year ended December 31, 2006.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisition of Absorbable Polymer Technologies, Inc.

On August 15, 2003, the Company acquired Absorbable Polymer Technologies, Inc. (APT), a privately held Alabama Corporation pursuant to an Agreement and Plan of Merger among Durect Corporation, Birmingham Polymers, Inc. and APT (the “Merger Agreement”) for a total cost of approximately $2.2 million including the transaction cost of approximately $100,000. In connection with the acquisition, the Company issued an aggregate of 485,122 shares of its common stock, valued at $1.1 million and agreed to pay the remaining purchase consideration of $250,000, $250,000 and $500,000, respectively, through the issuance of additional shares of its common stock or cash in connection with the first, second and third anniversaries of the closing of the merger.

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

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accrued expenses and notes payable. Intangible assets represent the excess of the total acquisition cost over the fair value of identifiable net assets of the business acquired. Intangible assets except goodwill are each being amortized on a straight-line basis over their estimated useful lives, which are both 7 years.

In August 2004, 2005 and 2006, the Company issued an aggregate of 184,910, 41,545 and 149,640 shares of its common stock, valued at $250,000, $250,000 and $500,000, respectively, at the first, second and third anniversary of the closing of the merger to former shareholders of APT pursuant to the Merger Agreement. The 2006 issuance represents the final purchase price consideration.

4.    Goodwill and Intangible Assets

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,517)	$83
Patents	466	(438)	28
Other intangible assets	3,260	(3,260)	—

Total	$7,326	$(7,215)	$111

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,302)	$298
Patents	466	(384)	82
Other intangible assets	3,260	(3,104)	156

Total	$7,326	$(6,790)	$536

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2006 was $111,000, which will be amortized as follows: $31,000 in each of the years 2007, 2008 and 2009, and $18,000 in 2010. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2006. The Company evaluates goodwill for impairment at least annually. In 2006, 2005 and 2004 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2006 and 2005, the fair value of the Company’s convertible notes was $56.8 million and $94.7 million, respectively, compared with the carrying value of $37.3 million and $57.3 million, respectively. The fair value was obtained through quoted market prices.

The following is a summary of available-for-sale securities as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,669	$—	$—	$5,669
Certificates of deposit	394	—	—	394
Commercial paper	32,506	5	—	32,511
Corporate bonds and notes	29,818	6	(23)	29,801
Federal agency debt securities	10,999	—	(33)	10,966

	$79,386	$11	$(56)	$79,341

Reported as:
Cash and cash equivalents	$39,284	$5	$(1)	$39,288
Short-term investments	28,318	6	(27)	28,297
Long-term investments	10,500	—	(28)	10,472
Long-term restricted investments	1,284	—	—	1,284

	$79,386	$11	$(56)	$79,341

	December 31, 2005
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$27	$—	$—	$27
Certificates of deposit	650	—	—	650
Commercial paper	65,831	13	(2)	65,842
Corporate bonds and notes	6,108	—	(54)	6,054
Federal agency debt securities	17,596	—	(169)	17,427

	$90,212	$13	$(225)	$90,000

Reported as:
Cash and cash equivalents	$64,534	$13	$(2)	$64,545
Short-term investments	18,176	—	(154)	18,022
Long-term investments	5,528	—	(69)	5,459
Short-term restricted investments	321	—	—	321
Long-term restricted investments	1,653	—	—	1,653

	$90,212	$13	$(225)	$90,000

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity (in thousands):

	2006
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$68,493	$68,476
Mature after one year through three years	10,893	10,865

Total	$79,386	$79,341

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2006 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$32,506	$—
Corporate bonds and notes	24,818	(14)
Federal agency debt securities	5,500	(14)

	$62,824	$(28)

	Unrealized Loss for More than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds and notes	$5,000	$(9)
Federal agency debt securities	5,499	(19)

	$10,499	$(28)

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2005 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$9,185	$(2)
Federal agency debt securities	5,459	(40)

	$14,644	$(42)

	Unrealized Loss for More than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds and notes	$6,054	$(54)
Federal agency debt securities	10,967	(129)

	$17,021	$(183)

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

In February 2006, the Company entered into a Note and Warrant Repurchase Agreement with Sinexus. Per the agreement, Sinexus repurchased from DURECT the note and warrant originally issued to DURECT in November 2003 at a purchase price of $150,000. Upon the closing of this agreement, both parties agreed that Sinexus has no outstanding obligations to DURECT and the note and warrant were cancelled in their entirety. The Company recognized $150,000 as other income which was included in the interest and other income in its statement of operations in 2005.

7.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Equipment	$12,404	$11,391
Leasehold improvement	8,083	7,950
Construction-in-progress	395	241

	20,882	19,582
Less accumulated depreciation and amortization	(13,431)	(12,278)

Property and equipment, net	$7,451	$7,304

Depreciation expense was $2.0 million, $2.0 million and $3.4 million in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, no equipment was collateralized as security for equipment financing facilities.

8.    Restricted Investments

In April 2001, the Company deposited $1.0 million in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease for the Company’s office facility in Cupertino, California. The restriction on these funds was released upon termination of the lease in June 2006.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Company also deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Note 10). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time, or the bond’s maturity date in November 2009. From 2002 to 2006, as allowed under the guarantee agreement, a total of approximately $1.5 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

In January 2003, the Company refinanced a previous equipment loan and lease obligations with a three-year term loan with a local bank. The principal of the new term loan was $850,000 with a fixed interest rate of 4.95%. The term loan is secured by a certificate of deposit the Company placed with the same bank. In February 2006, the final $120,000 of collateral was released when the Company paid off the loan.

In September 2005, the Company deposited $329,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in August 2005 for the Company’s office facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in December 2012.

In January 2006, the Company deposited $61,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in December 2005 for capital equipment from a third party vendor for a phone system at the Cupertino facilities. The installation was completed in April 2006. The restriction on these funds will be released upon termination of the lease in January 2011.

As of December 31, 2006 and 2005, the Company had $1.3 million and $2.0 million, respectively, recorded as restricted investments in connection with the above items.

9.    Term Loan

In January 2003, the Company obtained a three-year term loan with a local bank. The principal of the term loan was $850,000 with a fixed interest rate of 4.95%. The term loan was secured by a certificate of deposit the Company placed with the same bank. The final payment on the term loan was paid in the first quarter of 2006. The Company does not have any lines of credit or available balances under this term loan.

10.    Long-term Debt and Commitments

Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes (the “notes”). The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. On July 14, 2003, the initial purchaser of $50.0 million of the notes elected to exercise its option to purchase an additional $10.0 million in principal amount of such notes. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of the notes, or $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi- annually in arrears in June and December. The Company received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The total issuance cost of approximately $3.3 million has been included in other long-term assets on the balance sheet and is amortized to interest expense using the effective interest rate method over the duration of the notes, which is 5 years. The notes are unsecured obligations of the Company and are subordinate to any secured debt the Company currently has or any future senior indebtedness of the Company.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2006, a holder of $20.0 million in principal amount of the Company’s 6.25% convertible subordinated notes converted such notes into 6,349,206 shares of common stock, at the conversion rate originally set forth in the Notes. Under the terms of the Exchange Agreement between the Company and the holder, the company made a cash payment to such holder of $2,860,000. As a result of the conversion, the Company recorded $2,287,000 in debt conversion expense in its statement of operations in the second quarter of 2006. The debt conversion expense represents the difference between our cash payment of $2,860,000 to the holder and the interest expense accrued on the $20.0 million of notes converted from the last interest payment date to the date of conversion. The conversion was recorded as a reduction of $20.0 million of convertible subordinated notes, a reduction of other long term assets of $519,000 attributable to the related unamortized debt issuance costs and an increase of $19.5 million to shareholder’s equity.

As of December 31, 2006, the remaining principal balance of the Company’s 6.25% Convertible Subordinated Notes due 2008 was $37.3 million, which is due on June 15, 2008.

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

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time. As of December 31, 2006, the remaining principal payments total $675,000.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	7,800 sq. ft.	Manufacturing	Lease expires 2008 (with an option to renew for an additional three years)

Birmingham, AL	1,600 sq. ft.	Laboratory	Month-to-month lease

Pelham, AL	9,400 sq. ft	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.5 million, $2.7 million and $2.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

Year ending December 31,	Bond Maturities	Operating Leases
2007	$210	$2,052
2008	225	2,048
2009	240	992
2010	—	740
Thereafter	—	1,525

	$675	$7,357

11.	Stockholders’ Equity

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the acquisition of SBS, the Company assumed outstanding warrants to purchase 124,839 shares of common stock at the weighted-average exercise price of $2.40 per share. These warrants were exercisable immediately at the time of acquisition. The deemed fair value of the warrants was $773,000, calculated using the Black-Scholes option pricing model, using the following assumptions: stock price of $8.384 per share; no dividends; contractual term of 1 1/2 years; risk-free interest rate of 4.1%; and expected volatility of 64%. The fair value of the assumed outstanding warrants were included as part of the purchase price for SBS. As of December 31, 2006, warrants to purchase 91,033 shares of the Company’s common stock had been exercised and the remaining unexercised warrants expired on April 30, 2003 pursuant to the terms of the warrants. As of December 31, 2006, no warrants assumed from the SBS acquisition to purchase the Company’s common stock were outstanding.

As of December 31, 2006, we had an outstanding exercisable warrant to purchase 770 shares of common stock at $8.50 per share. The warrant was issued in connection with an Exclusive Trademark License and Assignment Agreement. The value of the warrant was immaterial. The warrant expires in 2011.

As of December 31, 2006, shares of common stock reserved for future issuance consisted of the following:

December 31, 2006
Warrants outstanding	770
Stock options outstanding	9,518,598
Stock options available for grant	4,753,761
Employee Stock Purchase Plan	347,214
Convertible subordinated notes	11,853,015

26,773,358

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all stock-based compensation plans during the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2003	5,615,796	$4.62
Options granted	4,395,937	$2.89
Options exercised	(431,181)	$1.26
Options cancelled and forfeited	(968,557)	$4.34

Outstanding at December 31, 2004	8,611,995	$3.93

Options granted	491,102	$4.03
Options exercised	(446,867)	$1.95
Options cancelled and forfeited	(1,085,084)	$4.90

Outstanding at December 31, 2005	7,571,146	$3.92

Options granted	3,778,705	$4.88
Options exercised	(909,453)	$2.24
Options forfeited	(738,929)	$3.36
Options expired	(182,871)	$9.46

Outstanding at December 31, 2006	9,518,598	$4.40	7.37	$8.8

Exercisable at December 31, 2006	3,794,750	$4.89	5.72	$4.4

Vested and expected to vest at December 31, 2006	7,840,811	$4.40	7.07	$7.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised is $2.1 million, $1.3 million, and $888,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Since inception, the Company has recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. In 2005 and 2004, the Company reversed $0, and $70,000 of deferred compensation, respectively, as a result of terminated employees.

The Company has amortized or reversed (due to employee terminations) approximately $11.2 million of deferred compensation charges through December 31, 2005. Employee stock-based compensation expense, net of reversal, was $4,000 and ($15,000) in 2005 and 2004.

Total stock compensation expense related to modification of employee stock option terms was $0, $336,000 and $5,000 in 2006, 2005 and 2004.

The weighted-average grant-date fair value of all options granted with exercise price equal to fair market value was $3.84 in 2006, $2.69 in 2005 and $1.80 in 2004. There were no options granted with exercise prices lower than fair market value in 2006, 2005 and 2004.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, 2005 and 2004, the Company issued options to purchase 3,000, 38,800, and 121,600 shares of common stock to several third party consultants in exchange for services, respectively. In connection with these options to purchase common stock, the Company recorded non-cash charges of $10,000, $205,000 and $214,000 in its statement of operations for the years ended December 31, 2006, 2005 and 2004. The Company also recorded non-cash charges of $0, $46,000 and $0 related to the modification of non-employee stock options in its statement of operations for the year ended December 31, 2006, 2005 and 2004, respectively.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2006, the Company had six stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the condensed statements of operations was $4.4 million for the year ended December 31, 2006. Stock-based compensation cost capitalized as part of inventory for the year ended December 31, 2006 was $41,000.

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

In January 2000, the Company ceased granting options from the 1998 Stock Option Plan. As of December 31, 2006, options to purchase 19,000 shares of common stock were outstanding under this plan. In addition, all of such options were exercisable and vested as of that date.

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

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, 4,391,886 shares of common stock were available for future grant and options to purchase 8,985,791 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of December 31, 2006, 554,000 shares of common stock were available for future grant and options to purchase 329,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2006, there were no shares of common stock available for future grant and options to purchase 184,807 shares of common stock were outstanding under the 1993 SBS Plan.

1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc

In April 2001, the Company also assumed the 1995 Nonqualified Stock Option Plan of Southern Research Technologies, Inc. (1995 SRT Plan) in connection with its acquisition of SBS. Under this plan, non-statutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 243,609 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1995 SRT Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 2006, there were no shares of common stock available for future grant or outstanding options under the 1995 SRT Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2006, 347,214 shares of common stock were available for future grant and 702,786 shares of common stock have been issued under the employee stock purchase plan.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the year ended December 31, 2006 (in thousands).

Year ended December 31, 2006
Cost of revenue	$75
Research and development	2,885
Selling, general and administrative	1,431

Total stock-based compensation	$4,391

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, $41,000 of stock-based compensation cost was capitalized in inventory on the balance sheet.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for year ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Stock Options
Risk-free rate	4.3-5.1%	3.7-4.4%	2.2-3.6%
Expected dividend yield	—	—	—
Expected term (in years)	6.25	3.5-4.97	3.5
Volatility	90-94%	90-102%	90-107%
Forfeiture rate	17.2%	—	—

	Year ended December 31,
	2006	2005	2004
Employee Stock Purchase Plan
Risk-free rate	4.7-5.1%	3.4-4.4%	1.8-2.4%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	54-82%	53-100%	90-100%

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the years ended December 31, 2006 and 2005. The estimated weighted average fair value of the stock options granted during the years ended December 31, 2006 and 2005 was $3.84 and $2.46 per share, respectively. The total fair value of options vested during the year ended December 31, 2006 was $2.7 million.

There were 194,492 and 155,744 shares granted under our employee stock purchase plan during the years ended December 31, 2006 and 2005, respectively. Included in the statement of operations for the year ended December 31, 2006 was $364,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under the Company’s employee stock purchase plan.

As of December 31, 2006, $7.6 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 2.94 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted— Average Remaining Contractual Life	Weighted— Average Exercise Price	Number of Options Exercisable	Weighted— Average Exercise Price
		(In years)
$0.35 – 1.58	1,183,175	5.8	$1.52	652,699	$1.50
$1.75 – 2.77	1,009,175	6.8	$2.51	541,901	$2.50
$2.84 – 3.12	441,201	7.1	$3.02	193,998	$2.98
$3.15 – 3.20	1,124,524	7.8	$3.20	561,269	$3.20
$3.22 – 3.76	1,173,925	7.9	$3.45	402,750	$3.35
$3.77 – 5.13	953,645	8.8	$4.38	145,920	$4.12
$5.20 – 5.26	183,300	9.2	$5.20	7,450	$5.23
$5.27 – 5.27	1,958,090	9.0	$5.27	0	$0.00
$5.38 – 9.19	1,031,213	5.5	$7.64	828,413	$8.00
$9.25 – 13.56	460,350	3.9	$11.38	460,350	$11.38

$0.35 – 13.56	9,518,598	7.4	$4.40	3,794,750	$4.89

The Company received $2.0 million, $874,000 and $543,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Under the Black-Scholes option-pricing model, the Company historically estimated the expected life of options using its best estimate of employee exercise behavior at the time. This estimate considered the vesting period for the employee stock options and a reasonable assumption about the post-vesting holding period. In anticipation of adopting SFAS No. 123R on January 1, 2006, the Company updated this estimate to reflect more

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recent historical experience of employee stock option exercises and cancellations. The Company included the updated expected life of option assumption for option grants made during the fourth quarter of 2005.

For the purposes of pro forma disclosures, the estimated fair value of the stock based awards is amortized to expense over the vesting period for options and the offering period for stock purchases under the Employee Stock Purchase Plan.

Stockholder Rights Plan

On July 6, 2001, the Board of Directors adopted a Stockholder Rights Plan. The rights issued pursuant to the plan expire on July 6, 2011 and are exercisable ten days after a person or group either (a) announces the acquisition of 17.5% or more of the Company’s outstanding common stock or (b) commences a tender offer, which would result in ownership by the person or group of 17.5% or more of the Company’s outstanding common stock. Upon exercise, all rights holders except the potential acquiror will be entitled to acquire the Company’s common stock at a discount. Under certain circumstances, the Company’s Board of Directors may also exchange the rights (other than those owned by the acquiror or its affiliates) for the Company’s common stock at an exchange ratio of one share of common stock per right. The Company is entitled to redeem the rights at any time on or before the tenth day following acquisition by a person or group of 17.5% or more of the Company’s common stock.

12.    Income Taxes

Income tax provision was $0, $4,000, and $18,000 in 2006, 2005 and 2004 due to state income taxes paid for API in 2005 and 2004, respectively. Prior to 2004, the Company had no provision for income taxes, as the Company incurred losses for all periods presented.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S. federal taxes (benefit) at statutory rate	$(11,331)	$(6,162)	$(9,397)
State taxes	0	4	18
Unutilized net operating loss	9,956	5,884	9,432
Non-deductible stock compensation	1,008	—	—
Other	367	278	(35)

Total	$0	$4	$18

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$59,009	$52,471
Research and other credits	2,974	2,912
Capitalized research and development expenses	3,643	3,374
Deferred revenue	7,887	3,688
Other	2,541	2,327

Total deferred tax assets	76,054	64,772
Valuation allowance for deferred tax assets	(76,054)	(64,772)

Net deferred tax assets	$—	$—

DURECT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.3 million and $7.8 million during 2006 and 2005, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $160.0 million, which expire in the years 2018 through 2026 and federal research and development tax credits of approximately $1.7 million which expire at various dates beginning in 2018 through 2026, if not utilized.

As of December 31, 2006, the Company had net operating loss carryforwards for state income tax purpose of approximately $82.7 million, which expire in the years 2008 through 2016, if not utilized and state research and development tax credits of approximately $1.7 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

13.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$5,211	$5,354	$6,108	$8,819	$5,134	$8,622	$5,441	$5,776
Net loss	$(6,258)	$(5,427)	$(8,735)	$(3,648)	$(8,583)	$(3,012)	$(9,751)	$(6,041)
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.14)	$(0.07)	$(0.12)	$(0.06)	$(0.14)	$(0.10)

14.    Subsequent Event

Effective January 23, 2007, the Company and Voyager entered into an amendment to the Feasibility, Development and Commercialization Agreement dated July 22, 2002 (the Agreement). Pursuant to the Agreement, the Company had granted to Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte™, using DURECT’s DURIN™ implant system to deliver leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment.

Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. In return, the Company paid Voyager $1 million in cash in January 2007 and forgave approximately $725,000 which was owed to the Company for previously provided services.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, DURECT’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of DURECT’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that DURECT’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DURECT Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DURECT Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DURECT Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of DURECT Corporation and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California,

March 12, 2007

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Adjustment of Certain Items included in our Preliminary Unaudited Financial Statements and Earnings Release.    Subsequent to the issuance of our preliminary unaudited financial statements in conjunction with our earnings announcement on February 8, 2007, the Company identified an adjustment of $151,000 relating to employee stock based compensation expenses under SFAS123(R). The effects of this adjustment did not change our previously reported net loss per share for the three months ended December 31, 2006, but increased our previously reported net loss per share by $.01 from $(0.50) to $(0.51) for the year ended December 31, 2006. Our net loss attributable to common stockholders was increased from $(9,600,000) to $(9,751,000) for the three months ended December 31, 2006 and from $(33,176,000) to $(33,327,000) for the year ended December 31, 2006.

As a result of the adjustment, cost of revenues, research and development expense and selling, general and administrative expense increased respectively by $3,000, $101,000 and $47,000 for the three months ended December 31, 2006 and for the year ended December 31, 2006. The effect on the Consolidated Balance Sheet was to increase both Additional Paid-in Capital and Accumulated Deficit in Stockholders’ Equity by $151,000. The adjustment had no effect on the previously reported Total Assets and Total Liabilities and Stockholders’ Equity. In addition, the adjustment had no effect on our net cash used in operating activities as presented in the Consolidated Statements of Cash Flows.

PART III

The definitive proxy statement for our 2007 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (1).

10.2	1998 Stock Option Plan (1).

10.3	2000 Stock Plan (1).

Number	Description

10.4	2000 Employee Stock Purchase Plan (1).

10.5	2000 Directors’ Stock Option Plan (1).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28,1999 (1).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (1).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (1).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (1).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (1).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (1).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (1).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (1).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (1).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (1).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (1).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (1).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (1).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (1).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (5).

10.26	Lease between Sobrato Development Companies #850 and the Company (6).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (4).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (4).

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

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004.(9)

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005.(9)

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004.(9)

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004.(10)

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004. (10)

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004.(11)

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005.(12)

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005.(13)

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005.(14)

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005.(14)

10.45+	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc.(15)

10.46+	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005.(15)

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006.

10.48+	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006.

10.49+	License Agreement between the Company and Epicept Corporation dated as of December 20, 2006.

12.1	Ratio of Earnings to Fixed Charges.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

Number	Description

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

(8)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 14, 2003.

(9)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 11, 2004.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2004.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 5, 2004.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on May 6, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2005.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on October 13, 2005.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 16, 2006.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

+	Confidential treatment requested with respect to certain portions of this Exhibit.

++	Refiled with additional disclosure previously treated as confidential.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at beginning of year	Provision	Write Offs	Balance at end of the year
December 31, 2006 Allowance for doubtful accounts	$128	$(36)	$(91)	$1
December 31, 2005 Allowance for doubtful accounts	$208	$48	$(128)	$128
December 31, 2004 Allowance for doubtful accounts	$141	$112	$(45)	$208

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date:  March 15, 2007

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

Signature	Title	Date

/S/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/S/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 15, 2007

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer	March 15, 2007

/S/ SIMON X. BENITO Simon X. Benito	Director	March 15, 2007

/S/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 15, 2007

/S/ MICHAEL D. CASEY Michael D. Casey	Director	March 15, 2007

/S/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 15, 2007

/S/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 15, 2007

/S/ JON S. SAXE Jon S. Saxe	Director	March 15, 2007