Form 10-Q
period 2007-03-31
DURECT CORP
filed 2007-05-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2007, there were 69,401,796 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,386	$41,554
Short-term investments	34,800	28,297
Accounts receivable, net of allowances of $59 and $1, respectively	4,674	2,152
Inventories	2,042	2,052
Prepaid expenses and other current assets	1,565	1,744

Total current assets	76,467	75,799
Property and equipment, net	7,429	7,451
Goodwill	6,399	6,399
Intangible assets, net	104	111
Long-term investments	2,948	10,472
Restricted investments	1,284	1,284
Other long-term assets	855	969

Total assets	$95,486	$102,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922	$864
Accrued liabilities	3,586	4,522
Contract research liability	3,125	1,624
Interest payable on convertible notes	681	97
Deferred revenue, current portion	5,254	5,348
Equipment financing obligations, current portion	35	34
Bonds payable, current portion	210	210

Total current liabilities	13,813	12,699
Equipment financing obligations, noncurrent portion	132	141
Bonds payable, noncurrent portion	465	465
Convertible subordinated notes	37,337	37,337
Deferred revenue, noncurrent portion	13,197	14,507
Other long-term liabilities	273	304
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 69,261 and 69,212 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	267,872	265,896
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(17)	(45)
Accumulated deficit	(224,113)	(215,346)

Stockholders’ equity	30,269	37,032

Total liabilities and stockholders’ equity	$95,486	$102,485

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006
Collaborative research and development and other revenue	$3,458	$3,058
Product revenue, net	2,268	2,153

Total revenues	5,726	5,211
Operating expenses:
Cost of revenues (1)	860	829
Research and development (1)	10,352	7,164
Selling, general and administrative (1)	3,538	3,005
Amortization of intangible assets	7	300

Total operating expenses	14,757	11,298

Loss from operations	(9,031)	(6,087)
Other income (expense):
Interest and other income	978	906
Interest expense	(714)	(1,077)

Net other income (expense)	264	(171)

Net loss	$(8,767)	$(6,258)

Net loss per share, basic and diluted	$(0.13)	$(0.10)

Shares used in computing basic and diluted net loss per share	69,231	61,837

(1) Includes stock-based compensation related to the following:

Cost of revenues	$34	$8
Research and development	1,156	614
Selling, general and administrative	668	321

Total stock-based compensation	$1,858	$943

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(8,767)	$(6,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	533	511
Amortization	7	300
Stock-based compensation	1,858	943
Changes in assets and liabilities:
Accounts receivable	(2,522)	1,324
Inventories	13	73
Prepaid expenses and other assets	293	1,802
Accounts payable	58	(806)
Accrued liabilities and other long-term liabilities	(967)	(716)
Contract research liability	1,501	(757)
Interest payable on convertible notes	584	896
Deferred revenue	(1,404)	(642)

Total adjustments	(46)	2,928

Net cash and cash equivalents used in operating activities	(8,813)	(3,330)

Cash flows from investing activities
Purchases of property and equipment	(511)	(633)
Purchases of available-for-sale securities	(10,700)	(28,185)
Proceeds from maturities of available-for-sale securities	11,749	9,913

Net cash and cash equivalents provided by (used in) investing activities	538	(18,905)

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(8)	(64)
Net proceeds from issuances of common stock through exercise of options	115	850

Net cash and cash equivalents provided by financing activities	107	786

Net decrease in cash and cash equivalents	(8,168)	(21,449)
Cash and cash equivalents, beginning of the period	41,554	65,542

Cash and cash equivalents, end of the period	$33,386	$44,093

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party pharmaceutical and biotechnology company collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers for pharmaceutical and medical device clients for use as raw materials in their products.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2007, the operating results for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The condensed balance sheet as of December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts for stock-based compensation related to research and development expense in the footnotes to the financial statements have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Raw materials	$209	$185
Work in process	525	711
Finished goods	1,308	1,156

Total inventories	$2,042	$2,052

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Of note, in regards to the Company’s collaboration with Nycomed, in contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company will not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed will be recorded as a reduction in research and development expense. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Partner
Endo Pharmaceuticals, Inc. (1)	$1,196	$790
Pain Therapeutics, Inc.	1,353	1,822
Voyager Pharmaceutical Corporation	—	299
Nycomed (2)	763	—
Others	146	147

Total collaborative research and development revenue	$3,458	$3,058

Notes:

(1)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended March 31, 2007 and 2006.
(2)	Amounts shown include amortization of up-front fees equal to $763,000 and $0 for the three months ended March 31, 2007 and 2006 respectively. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service.

The research and development expenses associated with the Company’s major development products approximate the following (in thousands):

	Three months ended March 31,
	2007	2006
POSIDUR™ (1)	$2,995	$2,247
TRANSDUR™-Sufentanil	656	355
Remoxy™	1,124	1,520
Memryte™	1,154	266
CHRONOGESIC®	761	514
ELADUR™ (previously referred to as TRANSDUR-Bupivacaine)	1,411	1,025
Others	2,251	1,237

Total research and development expenses (2)	$10,352	$7,164

(1)	In the three months ended March 31, 2007 and 2006, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed was $2.2 million and $0, which was accounted for as a reduction of research and development expenses. In the three months ended March 31, 2007 and 2006, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed was $150,000 and $0, which was accounted for as additional research and development expenses.
(2)	Includes stock-based compensation expenses of $1.2 million and $614,000 for the three months ended March 31, 2007 and 2006, respectively.

Comprehensive Loss

The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three Months Ended March 31,
	2007	2006
Net loss	$(8,767)	$(6,258)
Net change in unrealized loss on available for sale investments	28	43

Comprehensive loss	$(8,739)	$(6,215)

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

The computation of diluted net loss per share for the three months ended March 31, 2007 excludes the impact of options to purchase 11.6 million shares of common stock, warrants to purchase 770 shares of common stock, and 11.9 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2007, as inclusion of such shares would be antidilutive in that period.

The computation of diluted net loss per share for the three months ended March 31, 2006 excludes the impact of options to purchase 9.2 million shares of common stock, warrants to purchase 770 shares of common stock, and 18.2 million shares of common stock issuable upon conversion of the subordinated notes at March 31, 2006, as inclusion of such shares would be antidilutive in that period.

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

Income taxes

The Company had no income tax expense in the three months ended March 31, 2007 and 2006. As of December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $160.0 million, which expire in the years 2018 through 2026 and federal research and development tax credits (R&D credits) of approximately $1.7 million, which expire at various dates beginning in 2018 through 2026, if not utilized. As of December 31, 2006, the Company had net operating loss carryforwards for state income tax purpose of approximately $82.7 million, which expire in the years 2008 through 2016 and state research and development tax credits of approximately $1.7 million, which do not expire.

Because realization of such tax benefits is uncertain, the Company provided a 100% valuation allowance as of December 31, 2006 and March 31, 2007. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, the Company issued $60.0 million of convertible notes in 2003 and subsequently converted approximately $22.7 million of these notes into the company’s stock in 2005 and 2006. These transactions may also have resulted in a change of control or could result in a change of control in the future upon conversion of the notes to shares and subsequent disposition of the shares.

The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study and that there could be additional changes in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of SFAS No. 159 on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company’s adoption of FIN 48 does not have any impact on its financial statements.

Note 2. Strategic Agreements

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement with Nycomed Danmark, APS (Nycomed). Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (EU) and select other countries. Nycomed paid an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. The Company will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the EU, in the event that a specified clinical milestone is not met for POSIDUR and for adverse product events. The Company has the right to terminate the agreement in the event that Nycomed pursues directly or indirectly any proceeding seeking to have any of our POSIDUR related patents revoked or declared invalid, unpatentable or unenforceable. In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company will not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company will record research expense equal to its share of the joint expenses incurred under the product development plan. For the three months ended March 31, 2007 and 2006, the Company recorded a reduction of $2.2 million and $0 in research and development expenses representing a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses for POSIDUR. In addition, the Company recognized $763,000 and $0 as collaborative research and development revenue for the three months ended March 31, 2007 and 2006, respectively, from the amortization of the $14.0 million up-front fee.

Agreements with Endo Pharmaceuticals

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals, Inc. (Endo) under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, November 2004, January 2006 and April 2007 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2007. Commencing on May 1, 2007, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2008 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. The Company did not receive any payments or recognize any collaborative research and development revenue with respect to Chronogesic under this agreement and its amendments.

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

In April 2005, Endo paid the Company a $10.0 million upfront, non-refundable fee. Endo is also obligated to pay to the Company additional payments of up to approximately $35.0 million in the aggregate if predetermined regulatory and commercial milestones are achieved. In addition, Endo reimburses the Company for all qualified research and development expenses incurred for TRANSDUR-Sufentanil. If commercialized, Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5.0 million to $10.0 million, depending on the date of termination.

The $10.0 million up-front fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement. For each of the three months ended March 31, 2007 and 2006, the Company recognized $547,000 in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue under this arrangement was $1.2 million and $790,000 in the three months ended March 31, 2007 and 2006, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.4 million and $1.8 million in the three months ended March 31, 2007 and 2006, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (Voyager). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectibility of amounts owned was not reasonably assured. Total collaborative research and development revenue recognized under the agreement with Voyager was $0 and $299,000 in the three months ended March 31, 2007 and 2006, respectively.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. As a part of the amendment, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to us for previously provided services; the $1.0 million was recorded as research and development expense in the first quarter of 2007 and the foregiveness of $725,000 had no impact on our financial statements as this amount had not previously been reflected in our financial statements because collectability was not reasonably assured.

Agreement with EpiCept Corporation

In December 2006, the Company entered into a license agreement with EpiCept Corporation (EpiCept) that will provide the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, will pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

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

In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and up-front payments to ALZA by the Company under the agreement. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The deemed fair value of the stock and the warrant was $13.5 million (See Note 10). This value was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders’ equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. This warrant expired in September 2004. The Company will periodically evaluate the recoverability of these amounts and assess whether any indicators of impairment have occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

Effective October 2002, the Company entered into a Third Amended and Restated Development and Commercialization Agreement with ALZA Corporation, which replaced and superseded the Second Amended and Restated Development and Commercialization Agreement entered into between ALZA and the Company effective April 28, 1999 and April 14, 2000. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. Under the amended agreement, the Company’s maintenance of exclusivity in these licensed fields is no longer subject to minimum annual requirements for development spending or the number of products under development by the Company.

The Company did not incur any development expenses for work performed by ALZA in the three months ended March 31, 2007 and 2006.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,523)	$77
Patents	466	(439)	27
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,222)	$104

	December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,517)	$83
Patents	466	(438)	28
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,215)	$111

The Company expects to amortize the remaining net intangible assets balance of $104,000 as follows: $24,000 in the nine months ending December 31, 2007, $31,000 in each of the years 2008 and 2009, and $18,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at March 31, 2007 and December 31, 2006. In the fourth quarter of 2006, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of March 31, 2007, the Company has five stock-based employee compensation plans, which have not changed in 2007. The employee stock-based compensation cost that has been included in the condensed statements of operations was $1.9 million and $943,000 for the three month ended March 31, 2007 and 2006, respectively. Stock-based compensation cost capitalized as part of inventory was $44,000 as of March 31, 2007 and $25,000 as of March 31, 2006.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three months ended March 31, 2007 and 2006, respectively (in thousands).

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cost of revenues	$34	$8
Research and development	1,156	614
Selling, general and administrative	668	321

	$1,858	$943

As of March 31, 2007 and 2006, $44,000 and $25,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2007 and 2006:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Risk-free rate	4.5-4.8%	4.3-4.8%	4.7-5.1%	4.3-4.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.25	6.25	1.25	1.25
Volatility	87-90%	93-94%	54-82%	53-89%
Forfeiture rate	14.7%	17.2%	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.1

Overview

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

POSIDUR™

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER™ delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via theoral or non-oral route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients. POSIDUR is currently in Phase II clinical trials.

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

In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the EU and select other countries. Nycomed paid us an upfront license fee of $14 million, with future potential additional milestone payments of up to $188 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed

[1]

NOTE: POSIDUR™, SABER™, ELADUR™, TRANSDUR™, ORADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries.

In the first three months of 2007, we continued enrollment in multiple Phase II clinical trials in the U.S. and in other countries in a variety of soft-tissue and orthopedic surgeries for the purpose of selecting the optimal dosing and the surgical procedures for our pivotal Phase III trials. As of May 2007, we have completed enrollment in the majority of studies in our multiple-trial Phase II program in the U.S. and in other countries. For the trials that have completed enrollment, the treatment phases have been completed, and data collection is underway. We have contracted Hospira Worldwide, Inc. to manufacture clinical and commercial supplies of POSIDUR for us, and manufacturing runs were conducted during the first quarter of 2007. Pending the successful completion of the Phase II trials and input on our Phase III program by regulatory authorities, we anticipate commencing our Phase III program in 2007.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In February 2006, Pain Therapeutics and its sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. Remoxy is currently in a pivotal Phase III clinical trial, and according to Pain Therapeutics, the trial is over 80% enrolled.

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

ELADUR™ (previously referred to as TRANSDUR-Bupivacaine)

Our transdermal bupivacaine patch (ELADUR) uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. In December 2006, we announced that we had successfully completed Phase I clinical trials with ELADUR. DURECT’s Phase II program for ELADUR has begun in the U.S. under an FDA-accepted IND application with a randomized, multi-center, double-blind, placebo controlled, two-way crossover trial in approximately 50 patients with Post-Herpetic Neuralgia (PHN) to assess safety as well as the magnitude, duration and characteristics of analgesic activity of ELADUR.

During the first quarter of 2007, we continued to enroll patients in the Phase II trial and jointly conducted manufacturing development activities with Corium International, Inc., whom we have contracted to manufacture clinical and commercial supplies of ELADUR.

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager . under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN™ implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. In October 2005, Voyager initiated its Phase III program for Memryte. In October 2006, Voyager informed us that Voyager was truncating its Phase III clinical trials for Memryte in order to get an early look at potential efficacy. According to Voyager, data analysis is underway and data from this truncated trial is expected to be available in the first half of 2007; however, there can be no assurance that Voyager will be able to complete the data analysis from its Phase III trials to assess efficacy and that the data from the study will indicate efficacy. See “Risk Factors—We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements.”

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

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada. In 2002, we completed a pilot Phase III clinical trial for CHRONOGESIC. Clinical trials have been suspended pending system redesign which is on-going. Our agreement with Endo can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of our notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2008.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) milestone payments, and (b) the reimbursement of qualified research expenses by the third party. During the last two years, we generated substantially all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and Memryte. Due to the signing of the Nycomed agreement related to POSIDUR in November 2006, we recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million received from Nycomed. However, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction in research and development expense.

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

Since our inception in 1998, we have had a history of operating losses. At March 31, 2007, we had an accumulated deficit of $224.1 million. Our net loss for the three months ended March 31, 2007 was $8.8 million. Our losses were $33.3 million, $18.1 million and $27.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Of note, in regards to our collaboration with Nycomed, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we will not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed will be recorded as a reduction in research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, research and development expense incurred by the Company and reimbursable by Nycomed are recorded as a reduction to research and development expense.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of SFAS No. 159 on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by us effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of FIN 48 does not have any impact on our financial statements.

Results of Operations

Three months ended March 31, 2007 and 2006

Revenues. Net revenues were $5.7 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase in total revenues is primarily attributable to higher collaborative research and development revenue recognized from our agreements with Nycomed and Endo, partially offset by lower collaborative research and development revenue from Pain Therapeutics and Voyager.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities. We recorded $3.5 million of collaborative research and development revenue for the three months ended March 31, 2007 compared to $3.1 million for the same period in 2006. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The increase in collaborative research and development revenue in the three months ended March 31, 2007 was primarily attributable to higher revenue recognized from amortization of the upfront fees received from Nycomed related to our POSIDUR collaboration and our increased development activities for TRANSDUR-Sufentanil (collaboration with Endo), partially offset by lower collaborative research and development revenue recognized in connection with our agreement for Remoxy and other opioids (collaboration with Pain Therapeutics) and Memryte (collaboration with Voyager) compared with the same period in 2006.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three months ended March 31, 2007 and 2006, we recognized $547,000 in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the three months ended March 31, 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Partner
Endo (1)	$1,196	$790
Pain Therapeutics	1,353	1,822
Voyager	—	299
Nycomed (2)	763	—
Others	146	147

Total collaborative research and development revenue	$3,458	$3,058

Notes:

(1)	Amounts shown include the amortization of up-front fees equal to $547,000 for each of the three months ended March 31, 2007 and 2006.
(2)	Amounts shown include the amortization of up-front fees equal to $763,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $2.3 million in the three months ended March 31, 2007 compared to $2.2 million for the same period in 2006. The increase was primarily due to higher product revenue from our LACTEL polymer product line and, to a lesser extent, our ALZET mini pump product line, in both cases due to a greater number of units sold in the three months ended March 31, 2007 compared with the same period in 2006.

Cost of revenues. Cost of revenues was $860,000 and $829,000 for the three months ended March 31, 2007 and 2006, respectively. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our biodegradable polymer products. The increase in the cost of revenues was primarily due to higher product revenue from our existing commercial product lines in the three months ended March 31, 2007. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenue was $34,000 and $8,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, we had 20 manufacturing employees. We expect cost of revenues to remain comparable in the near future, as we do not expect product revenues to change significantly in the near future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $10.4 million and $7.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase in the three months ended March 31, 2007 was primarily attributable to higher employee costs, higher development expenses for POSIDUR, TRANSDUR-Sufentanil and ELADUR and a $1.0 million paid to Voyager in connection with our amended agreement with Voyager in the first quarter of 2007, partially offset by lower development expenses for Remoxy, compared with the same period in 2006. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.2 million and $614,000 for the three months ended March 31, 2007 and 2006, respectively.

In the first three months of 2007, our research and development expenses for POSIDUR increased by $748,000 compared to the same period in 2006 due to an increase in costs associated with multiple Phase II clinical trials in the U.S. and in other countries and other development activities for this product candidate. Our research and development expenses for TRANSDUR-Sufentanil increased by $301,000 in the first three months of 2007 compared with the same period of 2006 primarily due to increased clinical manufacturing activities performed in support of this product candidate. Our research and development expenses for Remoxy and other opioids partnered with Pain Thereapeutics decreased by $396,000 in the first three months of 2007 compared with the same period of 2006 due to reduced formulation and clinical manufacturing activities for Remoxy on our part and lower development activities for other opioids in the collaboration. Our research and development expenses for Memryte increased by $888,000 in the first three months of 2007 compared with the same period of 2006 due to a one-time cash payment of $1.0 million in January 2007 to Voyager in accordance with our amended license agreement with Voyager. Our research and development expenses for Chronogesic increased by $247,000 in the first three months of 2007 compared with the same period of 2006 primarily due to increased externally contracted studies conducted for Chronogesic in the first quarter of 2007. Our research and development expenses for ELADUR increased by $386,000 in the first three months of 2007 compared with the same period of 2006 primarily due to higher clinical trials expenses as we commenced Phase II clinical trials in the U.S. and performed manufacturing scale-up activities. Our research and development expenses for all other activities increased by $1.0 million in the first three months of 2007 compared with the same period of 2006 primarily due to higher employee related costs and increased formulation development activities for other product candidates.

In the three months ended March 31, 2007 and 2006, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed was $2.2 million and $0, which was accounted for as a reduction of research and development expenses. In the three months ended March 31, 2007 and 2006, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed was $150,000 and $0, which was accounted for as additional research and development expenses.

As of March 31, 2007, we had 117 research and development employees compared with 88 as of the corresponding date in 2006. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R).

The research and development expenses associated with our major development products approximate the following (in thousands):

	Three months ended March 31,
	2007	2006
POSIDUR(1)	$2,995	$2,247
TRANSDUR-Sufentanil	656	355
Remoxy	1,124	1,520
Memryte	1,154	266
CHRONOGESIC	761	514
ELADUR (previously referred to as TRANSDUR-Bupivacaine)	1,411	1,025
Others	2,251	1,237

Total research and development expenses (2)	$10,352	$7,164

(1)	Amount shown is net of expenses reimbursable by Nycomed.
(2)	Includes stock-based compensation expenses of $1.2 million and $614,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.5 million for the three months ended March 31, 2007, compared to $3.0 million for the same period in 2006. The increase in the three months ended March 31, 2007 was primarily attributable to higher employee related costs. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $668,000 and $321,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, we had 31 selling, general and administrative personnel compared with 32 as of the corresponding date in 2006. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and to comply with corporate governance requirements and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $7,000 and $300,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The amortization of intangible assets decreased in the three months ended March 31, 2007 as certain intangible assets were fully amortized in 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2006, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at March 31, 2007 was $104,000, which will be amortized as follows: $24,000 for the remaining nine months ending December 31, 2007, $31,000 in each of the years ending December 31, 2008 and 2009, and $18,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $978,000 for the three months ended March 31, 2007, compared with $906,000 for the same period in 2006. The increase in interest income was primarily the result of higher yields as well as higher average cash and investment balances during the three months ended March 31, 2007 compared with the same period in 2006. Interest expense was $714,000 and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The interest expense was primarily due to the interest accrued on our convertible notes issued in 2003.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $72.4 million at March 31, 2007 compared to $81.6 million at December 31, 2006. These balances include $1.3 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2007 and December 31, 2006. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2007 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $62.7 million and $63.1 million at March 31, 2007 and December 31, 2006, respectively. The decrease was primarily attributable to our operating expenditures in the three months ended March 31, 2007.

We used $8.8 million of cash for operations for the three months ended March 31, 2007 compared to $3.3 million for the corresponding period in 2006. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the increases in net loss, accounts receivable from our third party collaborators and deferred revenue for the three months ended March 31, 2007 compared to the same period in 2006

We received $538,000 of cash from investing activities for the three months ended March 31, 2007 compared to $18.9 million of cash used in investing activities in the corresponding period in 2006. The increase in cash provided by investing activities was primarily due to a decrease in purchases of short-term and long-term investments net of proceeds from maturities of these investments for the three months ended March 31, 2007 compared to the same period in 2006.

We received $106,000 of cash from financing activities for the three months ended March 31, 2007 compared to $786,000 for the corresponding period in 2006. The decrease was primarily due to lower proceeds from exercises of stock options in the three months ended March 31, 2007.

In October 2005, we filed a shelf registration statement on Form S-3 with the SEC, which will allow us to offer up to $75.0 million of securities from time to time in one or more public offerings of our common stock. In November 2005, we closed a follow-on public offering of 8,183,274 shares of our common stock at $5.00 per share and received net proceeds of approximately $38.1 million, after deducting underwriting discounts and related expenses.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2.9 million, which amount represented a negotiated inducement fee based on a discounted value of future interest payments due on such Notes until maturity. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of March 31, 2007, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed bonds (the SBS Bonds) with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2007, the remaining principal payments of the bonds were $675,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the three months ended March 31, 2007, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We also anticipate incurring capital expenditures of at least $2.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2007, approximately 94% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 45% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2007 by year of maturity (dollars in thousands):

	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$29,327	$—	$—	$29,327
Average fixed rate	5.31%	—	—	5.31%
Variable rate	$2,042	$—	$—	$2,042
Average variable rate	5.25%	—	—	5.25%
Short-term investments:
Fixed rate	$18,614	$16,186	$—	$34,800
Average fixed rate	5.09%	5.05%	—	5.08%
Long-term investments:
Fixed rate	$—	$2,948	$—	$2,948
Average fixed rate	—	5.14%	—	5.14%
Restricted investments:
Fixed rate	$1,284	$—	$—	$1,284
Average fixed rate	3.26%	—	—	3.26%

Total investment securities	$51,267	$19,134	$—	$70,401

Average rate	5.06%	5.08%	—	5.07%

ITEM 4.	Controls and Procedures

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Other than for Remoxy, we have not yet selected the drug dosages nor finalized the formulation or the system design of any of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, ELADUR (previously referred to as TRANSDUR-Bupivacaine), our second ORADUR-opioid, Memryte and CHRONOGESIC, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our second ORADUR-opioid, Memryte, CHRONOGESIC or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•	POSIDUR—Multiple Phase II clinical trials on-going in the U.S. and other countries. Enrollment completed in the majority of studies as of May 2007.

•

TRANSDUR-Sufentanil Patch—A Phase II clinical trial was completed by us in 2005. Our collaborator Endo is currently conducting the clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

•	ELADUR-A Phase II clinical trial in PHN is on-going in the U.S.

•	Remoxy—According to Pain Therapeutics, a pivotal Phase III trial is ongoing with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA and is over 80% enrolled.

•	Second ORADUR-Opioid Drug Candidate under Pain Therapeutics/King Alliance— In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

•

Memryte—In October 2005, Voyager commenced a Phase III clinical program using Memryte as an adjunctive therapy with acetyl cholinesterase inhibitors (ACIs) for the treatment of mild to moderate Alzheimer’s disease. According to Voyager, the Phase III trial was truncated in October 2006 in order to get an early look at potential efficacy, data analysis is underway and data from this truncated trial is expected to be available in the first half of 2007.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and a second ORADUR-opioid, Memryte and CHRONOGESIC. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, Remoxy and a second ORADUR-opioid, and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to timely accomplish these tasks.

If we and our third-party collaborators, where relevant, are unable to manufacture pharmaceutical systems or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our pharmaceutical systems and those of our third-party collaborators. We have entered into a long term supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a long term supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. We and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our development products” and “Key Components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third parties which have not been approved by ALZA.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2007, had an accumulated deficit of approximately $224.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of March 31, 2007, we had approximately $37.3 million in long-term convertible subordinated notes which mature and are due in June 2008, $132,000 in non-current lease obligations and $465,000 in non-current bonds payable. Our substantial indebtedness, which totals $37.9 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow and may not have sufficient funds to meet our debt obligations when they become due. If the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. As of March 31, 2007, we had cash, cash equivalents and investments of approximately $72.4 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these debt obligations when they become due and may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, and we may be forced to accept a financing or restructure our debt on unfavorable terms, seek strategic alternatives or seek protection under applicable bankruptcy laws. Any of the foregoing could materially impair the value of our common stock.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. Furthermore, unless terminated or amended, commencing May 1, 2008, our agreement with Endo with respect to CHRONOGESIC requires us to pay fifty percent (50%) of the development cost of CHRONOGESIC for the U.S. and Canadian market, which may require us to devote significant funds in excess of what we may otherwise choose to spend on the program. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to CHRONOGESIC and TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

In addition to customary termination rights, our agreement with Endo for the development and commercialization of CHRONOGESIC in the United States and Canada can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with

CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of the notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2008.

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

We may develop our own sales force to market POSIDUR, ELADUR and to co-promote along with Endo TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. In addition, we may elect to sell or co-promote ELADUR in the United States, if approved. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could materially harm our business.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our second ORADUR-opioid, Memryte and CHRONOGESIC) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our second ORADUR-opioid and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a pharmaceutical system due to a failure to obtain a single source component;

•	an inability to obtain an adequate supply of required components; and

•	reduced control over pricing, quality and delivery time.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2007, we held 28 issued U.S. patents and 73 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 43 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 114 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong and China. Our patents expire at various dates starting in the year 2012.

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

We may be sued by third parties which claim that our pharmaceutical systems infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We and our collaborators may be exposed to future litigation by third parties based on claims that our pharmaceutical systems or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, QLT, EpiCept, Innocoll, Inovio, Nektar Focal, I-Flow, AneSeva, Alexza and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioid drugs licensed to Pain Therapeutics, Memryte and CHRONOGESIC. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock or pay note holders to convert out notes. These transactions could dilute existing stockholders, increase the volatility of our stock and consume our existing cash

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding 6.25% Convertible Subordinated Notes due June 2008 from time to time in privately negotiated transactions under

Section 3(a)(9) of the Securities Act of 1933. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, we entered into an agreement with the holder of such notes with an aggregate principal amount of $20 million to convert such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holder of $2.9 million. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock. Such transactions also consume our cash in a manner that may not benefit our stockholders.

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

•

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our second ORADUR-Opioid, Memryte, CHRONOGESIC or other pharmaceutical systems;

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

•	the election of directors;

•	the amendment of charter documents;

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

•	Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits:

10.50+	Amendment No. 1 to Feasibility, Development and Commercialization Agreement between the Company and Voyager Pharmaceutical Corporation dated January 23, 2007.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

+	Confidential treatment requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: May 9, 2007

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: May 9, 2007