Form 10-Q
period 2007-06-30
DURECT CORP
filed 2007-08-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of July 31, 2007, there were 69,497,167 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,231	$41,554
Short-term investments	29,342	28,297
Accounts receivable, net of allowances of $36 and $1, respectively	11,658	2,152
Inventories	2,039	2,052
Prepaid expenses and other current assets	2,054	1,744

Total current assets	77,324	75,799
Property and equipment, net	7,769	7,451
Goodwill	6,399	6,399
Intangible assets, net	96	111
Long-term investments	2,947	10,472
Restricted investments	1,284	1,284
Other long-term assets	740	969

Total assets	$96,559	$102,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,123	$864
Accrued liabilities	5,210	4,522
Contract research liability	2,168	1,624
Interest payable on convertible notes	97	97
Deferred revenue, current portion	5,324	5,348
Equipment financing obligations, current portion	36	34
Bonds payable, current portion	210	210
Other short-term liabilities	141	—

Total current liabilities	14,309	12,699
Equipment financing obligations, noncurrent portion	122	141
Bonds payable, noncurrent portion	465	465
Convertible subordinated notes	37,337	37,337
Deferred revenue, noncurrent portion	11,887	14,507
Other long-term liabilities	498	304
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 69,420 and 69,212 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	270,038	265,896
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	(32)	(45)
Accumulated deficit	(224,592)	(215,346)

Stockholders’ equity	31,941	37,032

Total liabilities and stockholders’ equity	$96,559	$102,485

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Collaborative research and development revenue	$3,408	$4,048	$6,866	$7,106
Milestone revenue	8,000	—	8,000	—
Product revenue, net	2,024	2,060	4,292	4,213

Total revenues	13,432	6,108	19,158	11,319

Operating expenses:
Cost of revenues (1)	778	770	1,638	1,599
Research and development (1)	9,630	8,549	19,982	15,713
Selling, general and administrative (1)	3,683	3,189	7,221	6,194
Amortization of intangible assets	8	94	15	394

Total operating expenses	14,099	12,602	28,856	23,900

Loss from operations	(667)	(6,494)	(9,698)	(12,581)
Other income (expense):
Interest and other income	908	978	1,886	1,884
Interest expense	(720)	(932)	(1,434)	(2,009)
Debt conversion expense	—	(2,287)	—	(2,287)

Net other income (expense)	188	(2,241)	452	(2,412)

Net loss	$(479)	$(8,735)	$(9,246)	$(14,993)

Net loss per share, basic and diluted	$(0.01)	$(0.14)	$(0.13)	$(0.24)

Shares used in computing basic and diluted net loss per share	69,364	64,207	69,298	63,040

(1) Stock-based compensation related to the following:

Cost of revenues	$33	$18	$67	$26
Research and development	1,097	697	2,253	1,311
Selling, general and administrative	555	323	1,223	644

Total stock-based compensation	$1,685	$1,038	$3,543	$1,981

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(9,246)	$(14,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,152	1,421
Stock-based compensation	3,543	1,981
Changes in assets and liabilities:
Accounts receivable	(9,506)	477
Inventories	13	(22)
Prepaid expenses and other assets	(81)	770
Accounts payable	259	(1,119)
Accrued liabilities and other long-term liabilities	1,023	37
Contract research liability	544	(571)
Interest payable on convertible notes	—	(52)
Deferred revenue	(2,644)	(1,268)

Total adjustments	(5,697)	1,654

Net cash and cash equivalents used in operating activities	(14,943)	(13,339)

Cash flows from investing activities
Purchases of property and equipment	(1,455)	(1,158)
Purchases of available for sale securities	(11,756)	(36,542)
Proceeds from sales and maturities of available for sale securities	18,249	25,545

Net cash and cash equivalents provided by (used in) investing activities	5,038	(12,155)

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(17)	(71)
Net proceeds from issuances of common stock	599	1,275

Net cash and cash equivalents provided by financing activities	582	1,204

Net decrease in cash and cash equivalents	(9,323)	(24,290)
Cash and cash equivalents, beginning of the period	41,554	65,542

Cash and cash equivalents, end of the period	$32,231	$41,252

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

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2007, the operating results for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The condensed balance sheet as of December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$186	$185
Work in process	666	711
Finished goods	1,187	1,156

Total inventories	$2,039	$2,052

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Of note, in regard to the Company’s collaboration with Nycomed, in contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company will not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed will be recorded as a reduction in research and development expense. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,302	$1,152	$2,499	$1,943
Pain Therapeutics, Inc.	423	2,294	1,776	4,116
Voyager Pharmaceutical Corporation	—	362	—	660
Nycomed Danmark, APS (2)	763	—	1,525	—
Others	920	240	1,066	387

Total collaborative research and development and other revenue	$3,408	$4,048	$6,866	$7,106

Notes:

(1)	Amounts related to the amortization of up-front fees were $547,000 for the three months ended June 30, 2007 and 2006, and $1.1 million for the six months ended June 30, 2007 and 2006.
(2)	Amounts shown include amortization of up-front fees equal to $763,000 and $1.5 million for the three and six months ended June 30, 2007, respectively. No up-front fees were amortized for Nycomed in the first three and six months of 2006 since the collaborative agreement with Nycomed was not entered into until November 2006. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

The research and development expenses associated with the Company’s major development products approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
POSIDUR™ (1)	$3,762	$2,952	$6,757	$5,199
TRANSDUR™-Sufentanil	877	557	1,533	912
Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics	380	1,749	1,504	3,269
Memryte™	30	280	1,184	546
CHRONOGESIC®	583	401	1,344	915
ELADUR™	1,240	1,242	2,651	2,267
Others	2,758	1,368	5,009	2,605

Total research and development expenses (2)	$9,630	$8,549	$19,982	$15,713

(1)	In the three and six months ended June 30, 2007, research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of our agreement with Nycomed were $2.0 million and $4.1 million, which was accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of the Company’s agreement with Nycomed were $700,000 and $850,000, respectively, which was accounted for as additional research and development expenses. The agreement with Nycomed was not in effect for the first six months of 2006.
(2)	Includes stock-based compensation expenses of $1.1 million and $2.3 million for the three and six months ended June 30, 2007, compared to $697,000 and $1.3 million for the same periods in 2006, respectively.

Comprehensive Loss

The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(479)	$(8,735)	$(9,246)	$(14,993)
Net change in unrealized gain (loss) on available for sale investments	(15)	(11)	13	32

Comprehensive loss	$(494)	$(8,746)	$(9,233)	$(14,961)

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

The computation of diluted net loss per share for the three months ended June 30, 2007 excludes the impact of options to purchase 11.9 million shares of common stock, warrants to purchase 770 shares of common stock and 11.9 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the six months ended June 30, 2007 excludes the impact of options to purchase 12.1 million shares of common stock, warrants to purchase 770 shares of common stock and 11.9 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period.

The computation of diluted net loss per share for the three months ended June 30, 2006 excludes the impact of options to purchase 9.3 million shares of common stock, warrants to purchase 770 shares of common stock and 15.9 million shares of common stock issuable upon conversion of the subordinated notes during the period as inclusion of such shares would be antidilutive in that period. The computation of diluted net loss per share for the six months ended June 30, 2006 excludes the impact of options to purchase 9.3 million shares of common stock, warrants to purchase 770 shares of common stock and 17.0 million shares of common stock issuable upon conversion of the subordinated notes during the period, as inclusion of such shares would be antidilutive in that period.

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities on the condensed balance sheets and amortizes the deferred rent over the terms of the lease as rent expense on the condensed statements of operations.

Income taxes

The Company had no income tax expense in the three and six months ended June 30, 2007 and 2006. As of December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $160.0 million, which expire in the years 2018 through 2026 and federal research and development tax credits (R&D credits) of approximately $1.7 million, which expire at various dates beginning in 2018 through 2026, if not utilized. As of December 31, 2006, the Company had NOL carryforwards for state income tax purpose of approximately $82.7 million, which expire in the years 2008 through 2016 and state research and development tax credits of approximately $1.7 million, which do not expire.

Because realization of such tax benefits is uncertain, the Company provided a 100% valuation allowance as of December 31, 2006 and June 30, 2007. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, the Company issued $60.0 million of convertible notes in 2003 and subsequently converted approximately $22.7 million of these notes into the company’s stock in 2005 and 2006. These transactions may also have resulted in a change of control or could result in a change of control in the future upon conversion of the notes to shares and subsequent disposition of the shares.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company’s adoption of FIN 48 does not have any impact on its financial statements.

Note 2. Strategic Agreements

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement with Nycomed Danmark, APS (Nycomed). Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (EU) and select other countries. Nycomed paid an upfront license fee of $14.0 million, with future potential additional milestone payments of up to $188.0 million upon achievement of defined development, regulatory and sales milestones; of the $188.0 million described above, $8.0 million has been recognized as revenue in the second quarter of 2007 due to the achievement of a clinical development milestone. The Company received the $8.0 million milestone payment from Nycomed in August 2007. The Company will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the EU and for adverse product events.

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company will not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company will record research expense equal to its share of the joint expenses incurred under the product development plan. As a result of the collaboration agreement with Nycomed, the Company’s research and development expenses were reduced by $1.3 million and $3.3 million, respectively, for the three and six months ended June 30, 2007, compared to $0 for the same periods in 2006. The net reduction in research and development expenses for these periods represent a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR. In addition, the Company recognized $763,000 and $1.5 million as collaborative research and development revenue, respectively, for the three and six months ended June 30, 2007 from the amortization of the $14.0 million up-front fee paid by Nycomed, and $0 for the same periods in 2006 since the collaborative agreement was not entered into until November 2006.

Agreements with Endo Pharmaceuticals

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals, Inc. (Endo) under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, November 2004, January 2006 and April 2007 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2008. Commencing on May 1, 2008, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52.0 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2008 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. The Company did not receive any payments or recognize any collaborative research and development revenue with respect to Chronogesic under this agreement and its amendments.

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

The $10.0 million up-front fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement. For each of the three and six months ended June 30, 2007 and 2006, the Company recognized $547,000 and $1.1 million in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue under this arrangement was $1.3 million and $2.5 million for the three and six months ended June 30, 2007, compared with $1.2 million and $1.9 million for the same periods in 2006, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue under this arrangement was $423,000 and $1.8 million for the three and six months ended June 30, 2007, compared with $2.3 million and $4.1 million in the same periods in 2006, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (Voyager). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectibility of amounts owned was not reasonably assured. Total collaborative research and development revenue under this arrangement was $0 for both the three and six months ended June 30, 2007 compared with $362,000 and $660,000 for the same periods in 2006, respectively.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. As a part of the amendment, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to us for previously provided services; the $1.0 million was recorded as research and development expense in the first quarter of 2007 and the forgiveness of $725,000 had no impact on our financial statements as this amount had not previously been reflected in our financial statements because collectability was not reasonably assured.

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

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (ALZA) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The agreement has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. In consideration for the rights granted by ALZA and subsequent amendments, the Company has issued ALZA a total of 6,600,000 shares of its common stock, and is required to pay ALZA a royalty on the net sales of products and a percentage of up-front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding, in each case with respect to products developed under the agreement.

The Company did not incur any development expenses for work performed by ALZA in the three and six months ended June 30, 2007 and 2006.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,529)	$71
Patents	466	(441)	25
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,230)	$96

	December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,517)	$83
Patents	466	(438)	28
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,215)	$111

The Company expects to amortize the remaining net intangible assets balance of $96,000 as follows: $16,000 in the six months ending December 31, 2007, $31,000 in each of the years 2008 and 2009, and $18,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at June 30, 2007 and December 31, 2006. In the fourth quarter of 2006, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of June 30, 2007, the Company has five stock-based employee compensation plans, which have not changed in 2007. The employee stock-based compensation cost that has been included in the condensed statements of operations was $1.7 million and $3.5 million for the three and six month ended June 30, 2007, compared to $1.0 million and $2.0 million for the same periods in 2006, respectively.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and six months ended June 30, 2007 and 2006, respectively (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of revenues	$33	$18	$67	$26
Research and development	1,097	697	2,253	1,311
Selling, general and administrative	555	323	1,223	644

Total stock-based compensation per FAS 123(R)	$1,685	$1,038	$3,543	$1,981

As of June 30, 2007 and December 31, 2006, $41,000 and $41,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2007 compared to the same periods in 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options
Risk-free rate	4.51-5.03%	4.96-5.11%	4.51-5.16%	4.33-5.11%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	54-86%	91-92%	54-89%	91-94%
Forfeiture	14.7%	17.2%	14.7%	17.2%

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Employee Stock Purchase Plan
Risk-free rate	4.63-5.01%	4.94-4.98%	4.63-5.01%	4.25-4.98%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	50-59%	54-82%	50-59%	53-89%
Forfeiture	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.1

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical systems based on proprietary drug delivery technology platforms. We are developing and commercializing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we seek to achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration and delivering drug to its intended site of action.

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have disclosed seven product candidates in development of which six are in collaboration with third-party pharmaceutical companies. The following are our publicly announced product candidates in development:

POSIDUR™

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER™ delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the oral or non-oral route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients.

In January 2006, the U.S. Investigational New Drug (IND) application for POSIDUR was accepted by the U.S. Food and Drug Administration (FDA). In April 2006, we announced the results from our first Phase II clinical study in hernia patients conducted in Australia. In the second quarter of 2006, we expanded the development of POSIDUR into multiple on-going Phase II clinical trials in the U.S. and in other countries in a variety of surgical procedures for the purpose of selecting the optimal dosing and the surgical procedures for our pivotal Phase III trials.

In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the EU and select other countries. Nycomed paid us an upfront license fee of $14.0 million, with future potential additional milestone payments of up to $188.0 million upon achievement of defined development, regulatory and sales milestones; of the $188.0 million described above, $8.0 million has been recognized as revenue in the second quarter of 2007 due to the achievement of a clinical development milestone. We received the $8.0 million milestone payment from Nycomed in August 2007. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed

[1]	NOTE: POSIDUR™, SABER™, ELADUR™, TRANSDUR™, ORADUR™, DURIN™, CHRONOGESIC®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries.

In July 2007, we announced positive results from a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair and provided an update to our Phase II program (description below). The Phase IIb trial was designed to be the study upon which we and our collaborator Nycomed would base our decision for advancing POSIDUR into Phase III clinical trials. In the trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered an $8.0 million milestone payment to be made by Nycomed to us under the parties’ collaborative agreement, which we received in August 2007. We have scheduled an end-of-Phase II meeting with the U.S. Food & Drug Administration (FDA).

Phase IIb Inguinal Hernia Trial

Design

The POSIDUR Phase IIb clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIDUR in patients undergoing open inguinal hernia repair. The study was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIDUR 2.5 mL (n=43), POSIDUR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of time, 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study. Secondary efficacy endpoints included Mean Pain Intensity on Movement AUC over the period 1-48 hours post-surgery, mean total consumption of supplemental opioid analgesic medication, and time to first use of supplemental opioid analgesic medication. The threshold for statistical significance was considered to be at the p<0.05 level.

Results

Pain Control

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo (p=0.0033). A thirty-five percent (35%) reduction of pain as measured by Mean Pain Intensity on Movement AUC for the period 1-48 hours post-surgery, a secondary endpoint measure, was reported between the POSIDUR 5 mL treatment group versus placebo (p=0.0007).

Consumption of Supplemental Opioid Analgesic Medication

Fifty-three percent (53%) of the study patients in the POSIDUR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIDUR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIDUR 5 mL treatment group. In addition, the median time to first use of supplemental opioid analgesic medication after surgery for the placebo patients was 2.7 hours versus >72 hours for the POSIDUR 5 mL treatment group (p=0.0197).

Dose Finding

POSIDUR administered at the dose of 5 mL showed statistically significant activity relative to placebo whereas POSIDUR administered at 2.5 mL showed a positive trend relative to placebo on certain parameters but the results were not statistically significant. DURECT intends to select POSIDUR 5 mL as the dose to use in the Phase III program.

Safety

The patient groups treated with POSIDUR 5 mL and POSIDUR 2.5 mL showed comparable safety profiles as the patient groups treated with placebo, and the drug administration appeared well tolerated. The side effects commonly observed with opioid medication use were less frequent in the POSIDUR 5 mL and 2.5 mL treatment groups compared to placebo.

Other Exploratory Phase II studies

In addition to the Phase IIb study described above, we have also been conducting smaller exploratory Phase II studies in hernia, shoulder arthroscopy and appendectomy surgeries to evaluate different application techniques, clinical design and conduct as well as other investigational factors. These trials have been conducted in multiple cohorts, generally consisting of approximately 6 to 21 patients in each treatment group. Hernia and shoulder studies have been completed while an appendectomy study is on-going. In all the exploratory studies, patient groups treated with POSIDUR 5 mL and POSIDUR 2.5 mL showed comparable safety profiles as the patient groups treated with placebo, and the drug administration appeared well tolerated. Some treatment groups from the hernia and shoulder exploratory studies utilizing POSIDUR have shown positive activity as measured by reduction of pain or consumption of supplemental opioid analgesic medication versus placebo, while other treatment groups have not. We are continuing to evaluate these studies to understand the different results observed, and intend to apply our learnings in the design of our Phase III program.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In February 2006, Pain Therapeutics and its sublicensee King Pharmaceuticals, Inc. (King) reported that Remoxy had successfully completed a Special Protocol Assessment (SPA) with the FDA. According to Pain Therapeutics and King, the Remoxy Phase III pivotal study is now fully enrolled and top-line results of this study are expected in the fourth quarter of 2007.

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

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In February 2005, we commenced an open label Phase II clinical trial using patches manufactured by us to evaluate the transition of chronic pain patients from Duragesic® to TRANSDUR-Sufentanil, and announced positive preliminary results from the trial in December 2005. In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo is currently conducting the clinical program for TRANSDUR-Sufentanil. Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo commenced its Phase II program designed to evaluate the conversion of chronic pain patients treated with various opioids to TRANSDUR-Sufentanil in the second quarter of 2007.

ELADUR™

ELADUR uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. In December 2006, we announced that we had successfully completed Phase I clinical trials with ELADUR. DURECT’s Phase II program for ELADUR has begun in the U.S. under an IND application with a randomized, multi-center, double-blind, placebo controlled, two-way crossover Phase IIa trial in approximately 50 patients with Post-Herpetic Neuralgia (PHN) to assess safety as well as the magnitude, duration and characteristics of analgesic activity of ELADUR.

During the first six months of 2007, we continued to enroll patients in the Phase IIa trial and jointly conducted manufacturing development activities with Corium International, Inc., whom we have contracted to manufacture clinical and commercial supplies of ELADUR. We expect to report data from this Phase IIa study by the end of 2007.

Memryte™

In July 2002, we entered into a development and commercialization agreement with Voyager, under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN™ implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Effective January 2007, we amended our agreement with Voyager. Under the amendment, among other changes to the agreement, the royalty rate that we will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. In return, we paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to us for previously provided services.

In the second quarter of 2007, Voyager informed its shareholders that it has observed positive outcome trends among women, but no positive effect among men in Voyager’s truncated Phase III clinical trial for Memryte. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program. See “Risk Factors—We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements.”

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

DURECT Research Programs

We are also currently researching and developing, by ourselves and in conjunction with third party pharmaceutical and biotechnology companies, additional pharmaceutical systems in a variety of therapeutic areas, including chronic pain, central nervous system disorders and cardiovascular disease based on our proprietary drug delivery platform technologies. We have active programs underway to apply our drug delivery systems to various small molecule and biologic drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) milestone payments, and (b) the reimbursement of qualified research expenses by the third party. During the last two years, we generated substantially all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and Memryte. Due to the signing of the Nycomed agreement related to POSIDUR in November 2006, we recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million received from Nycomed and during the second quarter of 2007 we recognized $8.0 million of milestone revenue pursuant to this agreement. However, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction in research and development expense.

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET® osmotic pumps and accessories for animal research use; and

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products.

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

Since our inception in 1998, we have had a history of operating losses. At June 30, 2007, we had an accumulated deficit of $224.6 million. Our net loss for the three and six months ended June 30, 2007 was $479,000 and $9.2 million, respectively. Our losses were $33.3 million, $18.1 million and $27.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our animal studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Of note, in regard to our collaboration with Nycomed, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we will not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed will be recorded as a reduction in research and development expense.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by us effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of FIN 48 does not have any impact on our financial statements.

Results of Operations

Three and six months ended June 30, 2007 and 2006

Revenues. Net revenues were $13.4 million and $19.2 million in the three and six months ended June 30, 2007, respectively, compared to $6.1 million and $11.3 million for the corresponding periods in 2006. The increase in total revenues is primarily attributable to milestone revenue of $8.0 million recognized from our Nycomed collaboration related to POSIDUR, partially offset by lower collaborative research and development revenue from Pain Therapeutics and Voyager in the three and six months ended June 30, 2007 compared to the same periods in 2006.

Collaborative research and development revenue

We recognize revenue from collaborative research and development activities and service contracts. We recorded $3.4 million and $6.9 million of collaborative research and development revenue for the three and six months ended June 30, 2007, respectively, compared to $4.0 million and $7.1 million for the corresponding periods in 2006. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The decrease in collaborative research and development revenue in the three and six months ended June 30, 2007 compared with the same periods in 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and Remoxy and other opioids (collaboration with Pain Therapeutics), partially offset by higher revenue recognized from amortization of the upfront fees received from Nycomed in connection with our agreement for POSIDUR, and higher collaborative research and development revenue recognized in connection with increased development activities associated with TRANSDUR-Sufentanil (collaboration with Endo) and other feasibility agreements.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three and six months ended June 30, 2007 and 2006, we recognized $547,000 and $1.1 million in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the three and six months ended June 30, 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000 and $1.5 million, respectively, and no such revenue was recognized in the same periods in 2006.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Collaborator
Endo (1)	$1,302	$1,152	$2,499	$1,943
Pain Therapeutics	423	2,294	1,776	4,116
Voyager	0	362	0	660
Nycomed (2)	763	N/A	1,525	N/A
Others	920	240	1,066	387

Total collaborative research and development and other revenue	$3,408	$4,048	$6,866	$7,106

Notes:

(1)	Amounts related to the amortization of up-front fees were $547,000 for the three months ended June 30, 2007 and 2006, and $1.1 million for the six months ended June 30, 2007 and 2006.
(2)	Amounts shown include the amortization of up-front fees equal to $763,000 and $1.5 million for the three and six months ended June 30, 2007, compared with $0 for both the three and six months ended June 30, 2006, respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone revenue

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of the Company’s research and development efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, the Company has no future performance obligations related to that milestone payment. We recorded $8.0 million of milestone revenue for each of the three and six months ended June 30, 2007, compared to $0 for the corresponding periods in 2006. This milestone was recorded in the second quarter of 2007 due to the achievement of a clinical development milestone for POSIDUR. We received the $8.0 million milestone payment from Nycomed in August 2007.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $2.0 million and $4.3 million in the three and six months ended June 30, 2007, respectively, compared to $2.1 million and $4.2 million for the corresponding periods in 2006. The decrease in the three months ended June 30, 2007 was primarily due to slightly lower product revenue from our ALZET product line due to a smaller number of units sold compared with the same period in 2006. The increase in the six months ended June 30, 2007 was primarily due to higher polymer sales from our LACTEL polymer product line compared with the same period in 2006.

Cost of revenues. Cost of revenues was $778,000 and $1.6 million for the three and six months ended June 30, 2007, respectively, compared to $770,000 and $1.6 million for the corresponding periods in 2006. Cost of revenues includes cost of product revenue from our ALZET product line and our LACTEL polymer product line. Cost of revenues for our existing commercial product lines were virtually unchanged for the three and six months ended June 30, 2007 and 2006, respectively. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenue was $33,000 and $18,000 for the three months ended June 30, 2007 and 2006, and $67,000 and $26,000 for the six months ended June 30, 2007 and 2006, respectively. We had 22 manufacturing employees as of June 30, 2007, which was the same number as of June 30, 2006. We expect cost of revenues to remain comparable in the near future, as we do not expect product revenues to change significantly in the near future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.6 million and $20.0 million for the three and six months ended June 30, 2007, respectively, compared to $8.5 million and $15.7 million for the corresponding periods in 2006. The increase in the three and six months ended June 30, 2007 was primarily attributable to higher employee costs and higher development expenses for POSIDUR, TRANSDUR-Sufentanil and ELADUR, partially offset by lower development expenses for Remoxy and other opioids partnered with Pain Therapeutics and for Memryte, compared with the same periods in 2006. We also paid $1.0 million to Voyager in connection with our amended agreement with Voyager in the first quarter of 2007. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively, and $697,000 and $1.3 million for the three and six months ended June 30, 2006, respectively.

In the three and six months ended June 30, 2007, our research and development expenses for POSIDUR increased by $810,000 and $1.6 million compared to the same periods in 2006 due to an increase in costs associated with multiple Phase II clinical trials in the U.S. and in other countries and other development activities for this product candidate. Our research and development expenses for TRANSDUR-Sufentanil increased by $320,000 and $621,000 in the three and six months ended June 30, 2007 compared with the same periods of 2006 primarily due to increased clinical manufacturing related activities performed in support of this product candidate. Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased by $1.4 million and $1.8 million in the first three and six months ended June 30, 2007 compared with the same periods of 2006 due to reduced formulation and clinical manufacturing activities for Remoxy on our part. Our research and development expenses for Memryte decreased by $250,000 in the three months ended June 30, 2007 but increased by $638,000 in the six months ended June 30, 2007 compared with the same periods of 2006; although we stopped essentially all development activities for Memryte in 2007, the reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 to Voyager in accordance with our amended license agreement with Voyager. Our research and development expenses for Chronogesic increased by $182,000 and $429,000 in the three and six months ended June 30, 2007 compared with the same periods of 2006 primarily due to increased externally contracted studies conducted for Chronogesic in the first three and six months of 2007. Our research and development expenses for ELADUR decreased by $2,000 in the three months ended June 30, 2007 and increased by $384,000 in the six months ended June 30, 2007, respectively, compared with the same periods of 2006 primarily due to higher clinical trials expenses as we commenced Phase II clinical trials in the U.S. in 2007. Our research and development expenses for all other activities increased by $1.4 million and $2.4 million in the three and six months ended June 30, 2007 compared with the same periods of 2006 primarily due to higher employee related costs and increased formulation development activities for other product candidates.

Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $2.0 million and $4.1 million in the three and six months ended June 30, 2007, respectively, and $0 for each of the three and six months ended June 30, 2006, respectively, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $700,000 and $850,000 in the three and six months ended June 30, 2007, and $0 for each of the three and six months ended June 30, 2006, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $1.3 million and $3.3 million for the three and six months ended June 30, 2007, respectively, compared to $0 for the same periods in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

As of June 30, 2007, we had 118 research and development employees compared with 98 as of the corresponding date in 2006. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R).

The research and development expenses associated with our major development products approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
POSIDUR (1)	$3,762	$2,952	$6,757	$5,199
TRANSDUR-Sufentanil	877	557	1,533	912
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	380	1,749	1,504	3,269
Memryte	30	280	1,184	546
CHRONOGESIC	583	401	1,344	915
ELADUR	1,240	1,242	2,651	2,267
Others	2,758	1,368	5,009	2,605

Total research and development expenses (2)	$9,630	$8,549	$19,982	$15,713

(1)	In the three and six months ended June 30, 2007, research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of our agreement with Nycomed were $2.0 million and $4.1 million, which was accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of the Company’s agreement with Nycomed were $700,000 and $850,000, respectively, which was accounted for as additional research and development expenses. The agreement with Nycomed was not in effect for the first six months of 2006.
(2)	Includes stock-based compensation expenses of $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively, compared to $697,000 and $1.3 million for the three and six months ended June 30, 2006, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.7 million and $7.2 million for the three and six months ended June 30, 2007, respectively, compared to $3.2 million and $6.2 million for the corresponding periods in 2006. The increase in selling, general and administrative expenses was primarily attributable to higher employee related costs, patent related expenses and stock based compensation expense in the three and six months ended June 30, 2007. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $555,000 and $1.2 million for the three and six months ended June 30, 2007, compared to $323,000 and $644,000 for the three and six months ended June 30, 2006, respectively.

As of June 30, 2007, we had 33 selling, general and administrative personnel compared with 32 as of the corresponding date in 2006. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and to comply with corporate governance requirements and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $8,000 and $15,000 for the three and six months ended June 30, 2007, respectively, compared to $94,000 and $394,000 for the corresponding periods in 2006, respectively. The amortization of intangible assets decreased in the three and six months ended June 30, 2007 as certain intangible assets were fully amortized in 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2006, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at June 30, 2007 was $96,000, which will be amortized as follows: $16,000 for the remaining six months ending December 31, 2007, $31,000 in each of the years ending December 31, 2008 and 2009, and $18,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $908,000 and $1.9 million for the three and six months ended June 30, 2007, respectively, compared to $978,000 and $1.9 million for the corresponding periods in 2006, respectively. The decrease in interest income during the three months ended June 30, 2007 was primarily the result of lower average cash and investment balances as compared to the three months ended June 30, 2006. Interest income remained comparable for the six months ended June 30, 2007 and 2006 due to higher yields in our investments offset by lower average cash and investment balances in the first six months of 2007, compared to the same period in 2006.

Interest expense was $720,000 and $1.4 million for the three and six months ended June 30, 2007, respectively, compared to $932,000 and $2.0 million for the corresponding periods in 2006, respectively. The interest expense was primarily due to the interest accrued on our convertible notes issued in 2003. The decrease in interest expense in the three and six months ended June 30, 2007 was primarily due to a lower remaining balance on our convertible notes in the three and six months ended June 30, 2007 compared to the same periods in 2006.

Debt conversion expense was $0 for each of the three and six months ended June 30, 2007 compared to $2.3 million in the same periods in 2006. The debt conversion expense in the second quarter of 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in May 2006.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $65.8 million at June 30, 2007 compared to $81.6 million at December 31, 2006. These balances include $1.3 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2007 and December 31, 2006. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2007 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $63.0 million and $63.1 million at June 30, 2007 and December 31, 2006, respectively. The slight decrease was primarily attributable to our operating expenditures, partially offset by the increase in accounts receivable related to the $8.0 million milestone payment receivable from our collaborator Nycomed in the six months ended June 30, 2007.

We used $14.9 million of cash for operations for the six months ended June 30, 2007 compared to $13.3 million for the corresponding period in 2006. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the increases in operating expenses, accounts receivable from our third party collaborators and deferred revenue for the six months ended June 30, 2007 compared to the same period in 2006.

We received $5.0 million of cash from investing activities for the six months ended June 30, 2007 compared to $12.2 million of cash used in investing activities in the corresponding period in 2006. The increase in cash provided by investing activities was primarily due to a decrease in purchases of short-term and long-term investments net of proceeds from maturities of these investments for the six months ended June 30, 2007 compared to the same period in 2006.

We received $582,000 of cash from financing activities for the six months ended June 30, 2007 compared to $1.2 million for the corresponding period in 2006. The decrease was primarily due to lower proceeds from exercises of stock options in the six months ended June 30, 2007 compared to the same period in 2006.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purpose, including working capital and capital expenditures. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2.9 million, which amount represented a negotiated inducement fee based on a discounted value of future interest payments due on such Notes until maturity. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of June 30, 2007, the remaining principal balance of our convertible subordinated notes was $37.3 million, which is due on June 15, 2008.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed bonds (the SBS Bonds) with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2007, the remaining principal payments of the bonds were $675,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the six months ended June 30, 2007, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, auction rate securities, corporate bonds and market auction preferreds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2007, approximately 93% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 47% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2007 by year of maturity (dollars in thousands):

	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$28,497	$—	$—	$28,497
Average fixed rate	5.05%	—	—	5.05%
Variable rate	$1,895	$—	$—	$1,895
Average variable rate	5.24%	—	—	5.24%
Short-term investments:
Fixed rate	$13,160	$16,182	$—	$29,342
Average fixed rate	5.48%	7.61%	—	6.47%
Long-term investments:
Fixed rate	$—	$2,947	$—	$2,947
Average fixed rate	—	5.14%	—	5.14%
Restricted investments:
Fixed rate	$1,284	$—	$—	$1,284
Average fixed rate	3.26%	—	—	3.26%

Total investment securities	$44,836	$19,129	$—	$63,965

Average rate	5.00%	6.87%	—	5.43%

ITEM 4.	Controls and Procedures

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Other than for Remoxy, we have not yet selected the drug dosages nor finalized the formulation or the system design of any of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, our second ORADUR-opioid, Memryte and

CHRONOGESIC, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our second ORADUR-opioid, Memryte, CHRONOGESIC or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•	POSIDUR—Phase IIb clinical trial recently completed and an end of Phase II meeting has been scheduled with the FDA.

•	TRANSDUR-Sufentanil Patch—Our collaborator Endo has commenced its Phase II clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

•	ELADUR-A Phase IIa clinical trial in PHN is on-going in the U.S.

•

Remoxy—According to Pain Therapeutics and King, a pivotal Phase III trial is ongoing with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA and recently completed enrollment with top-line results anticipated in the fourth quarter of 2007.

•	Second ORADUR-Opioid Drug Candidate under Pain Therapeutics/King alliance— In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

•

Memryte—In the second quarter of 2007, Voyager reported that it has observed positive outcome trends among women, but no positive effect among men in its truncated Phase III clinical trial for Memryte.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, Remoxy and a second ORADUR-opioid, and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2007, had an accumulated deficit of approximately $224.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of June 30, 2007, we had approximately $37.3 million in long-term convertible subordinated notes which mature and are due in June 2008, $122,000 in non-current lease obligations and $465,000 in non-current bonds payable. Our substantial indebtedness, which totals $37.9 million, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow and may not have sufficient funds to meet our debt obligations when they become due. If the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. As of June 30, 2007, we had cash, cash equivalents and investments of approximately $65.8 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these debt obligations when they become due and may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, and we may be forced to accept a financing or restructure our debt on unfavorable terms, seek strategic alternatives or seek protection under applicable bankruptcy laws. Any of the foregoing could materially impair the value of our common stock.

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

In the second quarter of 2007, Voyager informed its shareholders that it has observed positive outcome trends among women, but no positive effect among men in Voyager’s truncated Phase III clinical trial for Memryte. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program If Voyager is unable to raise the required money to fund its continued operations or if Voyager is unable to enter into an arrangement with a collaborator, it will not be able to continue to develop or commercialize Memryte.

If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations in such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

We may develop our own sales force to market POSIDUR and ELADUR and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. In addition, we may elect to sell or co-promote ELADUR in the United States, if approved. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could materially harm our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 31, 2007, we held 29 issued U.S. patents and 73 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 62 pending U.S. patent applications and have filed 55 patent applications under the Patent Cooperation Treaty, from which 142 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong, Eurasia, Republic of Korea, Norway, the Russian Federation, South Africa, Ukraine and China. Our patents expire at various dates starting in the year 2012.

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

We are party to several collaborative agreements. See “Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease.” Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune, Inc. v. Genentech, Inc. could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, QLT, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, Alexza and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock or pay note holders to convert out notes. These transactions could dilute existing stockholders, increase the volatility of our stock and consume our existing cash

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding 6.25% Convertible Subordinated Notes due June 2008 from time to time in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, we entered into an agreement with the holder of such notes with an aggregate principal amount of $20.0 million to convert such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holder of $2.9 million. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock. Such transactions also consume our cash in a manner that may not benefit our stockholders.

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

On June 26, 2007, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2010:

Felix Theeuwes	(64,668,908 votes for, 253,852 votes withheld)
Simon X. Benito	(64,524,479 votes for, 398,281 votes withheld)
Terrence F. Blaschke	(64,723,379 votes for, 199,381 votes withheld)

Our board is composed of the elected Class I directors and the following continuing directors:

James E. Brown

Michael D. Casey

David R. Hoffmann

Armand P. Neukemans

Jon S. Saxe

The other matter voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to such matter was as follows:

•

Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 (64,557,453 votes in favor, 330,725 votes opposed, 34,582 votes abstaining and 0 non-votes).

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

Date: August 8, 2007

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: August 8, 2007