Form 10-Q
period 2007-09-30
DURECT CORP
filed 2007-11-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes  ☐    No  ☒

As of October 31, 2007, there were 74,056,896 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,030	$41,554
Short-term investments	27,314	28,297
Accounts receivable, net of allowances of $52 and $1, respectively	5,437	2,152
Inventories	2,027	2,052
Prepaid expenses and other current assets	1,989	1,744

Total current assets	72,797	75,799
Property and equipment, net	7,918	7,451
Goodwill	6,399	6,399
Intangible assets, net	88	111
Long-term investments	1,983	10,472
Restricted investments	1,283	1,284
Other long-term assets	280	969

Total assets	$90,748	$102,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$606	$864
Accrued liabilities	7,051	4,522
Contract research liability	1,536	1,624
Interest payable on convertible notes	604	97
Deferred revenue, current portion	5,239	5,348
Equipment financing obligations, current portion	37	34
Bonds payable, current portion	210	210
Convertible subordinated notes	33,145	—
Other short-term liabilities	149	—

Total current liabilities	48,577	12,699
Equipment financing obligations, noncurrent portion	113	141
Bonds payable, noncurrent portion	465	465
Convertible subordinated notes	—	37,337
Deferred revenue, noncurrent portion	10,578	14,507
Other long-term liabilities	780	304
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 70,929 and 69,212 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	7	7
Additional paid-in capital	276,171	265,896
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive loss	11	(45)
Accumulated deficit	(232,474)	(215,346)

Stockholders’ equity	30,235	37,032

Total liabilities and stockholders’ equity	$90,748	$102,485

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Collaborative research and development revenue	$2,992	$3,158	$9,858	$10,264
Milestone revenue	—	—	8,000	—
Product revenue, net	1,940	1,976	6,232	6,189

Total revenues	4,932	5,134	24,090	16,453

Operating expenses:
Cost of revenues (1)	780	666	2,418	2,265
Research and development (1)	8,858	9,930	28,840	25,643
Selling, general and administrative (1)	3,135	3,346	10,356	9,540
Amortization of intangible assets	8	22	23	416

Total operating expenses	12,781	13,964	41,637	37,864

Loss from operations	(7,849)	(8,830)	(17,547)	(21,411)
Other income (expense):
Interest and other income	906	957	2,792	2,841
Interest expense	(716)	(710)	(2,150)	(2,719)
Debt conversion expense	(223)	—	(223)	(2,287)

Net other income (expense)	(33)	247	419	(2,165)

Net loss	$(7,882)	$(8,583)	$(17,128)	$(23,576)

Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.25)	$(0.36)

Shares used in computing basic and diluted net loss per share	69,655	68,688	69,414	64,943

(1) Stock-based compensation related to the following:
Cost of revenues	$31	$20	$98	$47
Research and development	1,038	774	3,291	2,084
Selling, general and administrative	497	368	1,720	1,011

Total stock-based compensation	$1,566	$1,162	$5,109	$3,142

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(17,128)	$(23,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,668	1,967
Stock-based compensation	5,109	3,142
Changes in assets and liabilities:
Accounts receivable	(3,285)	1,017
Inventories	23	(116)
Prepaid expenses and other assets	403	2,440
Accounts payable	(258)	(714)
Accrued liabilities and other long-term liabilities	3,174	1,017
Contract research liability	(88)	(547)
Interest payable on convertible notes	507	532
Deferred revenue	(4,038)	(1,596)

Total adjustments	3,215	7,142

Net cash and cash equivalents used in operating activities	(13,913)	(16,434)

Cash flows from investing activities
Purchases of property and equipment	(2,132)	(1,694)
Purchases of available for sale securities	(20,720)	(44,275)
Proceeds from sales and maturities of available for sale securities	30,249	33,322

Net cash and cash equivalents provided by (used in) investing activities	7,397	(12,647)

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(26)	(78)
Net proceeds from issuances of common stock	1,018	1,334

Net cash and cash equivalents provided by financing activities	992	1,256

Net decrease in cash and cash equivalents	(5,524)	(27,825)
Cash and cash equivalents, beginning of the period	41,554	65,542

Cash and cash equivalents, end of the period	$36,030	$37,717

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

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2007, the operating results for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The condensed balance sheet as of December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$183	$185
Work in process	692	711
Finished goods	1,152	1,156

Total inventories	$2,027	$2,052

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Revenue Recognition

Revenue from the sale of products is recognized at the time the product is shipped and title transfers to customers, provided no continuing obligation exists and the collectibility of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Of note, in regard to the Company’s collaboration with Nycomed Danmark, APS (Nycomed), in contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, as well as share in the risks and rewards of POSIDUR, the Company will not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed will be recorded as a reduction in research and development expense. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement.

The collaborative research and development revenues associated with our major partners are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Collaborator
Endo Pharmaceuticals, Inc. (1)	$1,206	$1,336	$3,705	$3,278
Pain Therapeutics, Inc.	734	1,627	2,510	5,744
Nycomed Danmark, APS (2)	763	—	2,288	—
Voyager Pharmaceutical Corporation	—	116	—	777
Others	289	79	1,355	465

Total collaborative research and development revenue	$2,992	$3,158	$9,858	$10,264

Notes:

(1)	Amounts related to the amortization of up-front fees were $547,000 for the three months ended September 30, 2007 and 2006, and $1.6 million for the nine months ended September 30, 2007 and 2006.

(2)	Amounts shown include amortization of up-front fees equal to $763,000 and $2.3 million for the three and nine months ended September 30, 2007, respectively. No up-front fees were amortized for Nycomed in the first three and nine months of 2006 since the collaborative agreement with Nycomed was not entered into until November 2006. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, research and development expenses incurred by the Company and reimbursable by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursable by the Company are recorded as an addition to the Company’s research and development expenses. The research and development expenses associated with the Company’s major research and development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
POSIDUR™ (1)	$2,092	$3,344	$8,849	$8,543
ELADUR™	1,376	1,789	4,027	4,056
TRANSDUR™-Sufentanil	730	709	2,263	1,621
Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics	687	1,213	2,191	4,482
CHRONOGESIC®	289	492	1,633	1,407
Memryte™	31	505	1,215	1,051
Others	3,653	1,878	8,662	4,483

Total research and development expenses (2)	$8,858	$9,930	$28,840	$25,643

(1)	In the three and nine months ended September 30, 2007, research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $1.1 million and $5.2 million, respectively, which were accounted for as a reduction of research and development expenses. In the three and nine months ended September 30, 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of the Company’s agreement with Nycomed were $107,000 and $957,000, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was not in effect for the first nine months of 2006.

(2)	Includes stock-based compensation expenses of $1.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, compared to $774,000 and $2.1 million for the corresponding periods in 2006.

Comprehensive Loss

The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(7,882)	$(8,583)	$(17,128)	$(23,576)
Net change in unrealized gain on available-for-sale investments	43	122	56	154

Comprehensive loss	$(7,839)	$(8,461)	$(17,072)	$(23,422)

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	11,609	9,657	11,631	9,407
Convertible notes	11,718	11,853	11,808	15,298
Warrants	1	1	1	1

Total	23,328	21,511	23,440	24,706

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

Income taxes

The Company had no income tax expense in the three and nine months ended September 30, 2007 and 2006. As of December 31, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $160.0 million, which expire in the years 2018 through 2026 and federal research and development tax credits (R&D credits) of approximately $1.7 million, which expire at various dates beginning in 2018 through 2026, if not utilized. As of December 31, 2006, the Company had NOL carryforwards for state income tax purposes of approximately $82.7 million, which expire in the years 2008 through 2016, and state research and development tax credits of approximately $1.7 million, which do not expire.

Because realization of such tax benefits is uncertain, the Company provided a 100% valuation allowance as of December 31, 2006 and September 30, 2007. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, the Company issued $60.0 million of convertible notes in 2003 and subsequently converted approximately $26.9 million of these notes as of September 30, 2007 into the Company’s stock in 2005, 2006 and 2007. These transactions may also have resulted in a change of control or could result in a change of control in the future upon conversion of the notes to shares and subsequent disposition of the shares.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by the Company effective January 1, 2007. Pursuant to FIN48, the cumulative effects, if any, of applying FIN 48 would be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company’s adoption of FIN 48 did not have any impact on its financial statements.

Note 2. Strategic Agreements

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement with Nycomed. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (EU) and select other countries. Nycomed paid an upfront license fee of $14.0 million, with future potential additional milestone payments of up to $188.0 million upon achievement of defined development, regulatory and sales milestones; of the $188.0 million described above, $8.0 million was recognized as revenue in the second quarter of 2007 due to the achievement of a clinical development milestone and received by the Company in August 2007. The Company is jointly directing and equally funding with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the EU and for adverse product events.

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. As a result of the collaboration agreement with Nycomed, the Company’s research and development expenses were reduced by a net amount of $997,000 and $4.3 million, respectively, for the three and nine months ended September 30, 2007, compared to $0 for the same periods in 2006. The net reduction in research and development expenses for these periods represent a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR. In addition, the Company recognized $763,000 and $2.3 million as collaborative research and development revenue for the three and nine months ended September 30, 2007, respectively, from the amortization of the $14.0 million up-front fee paid by Nycomed, while there was no revenue in the corresponding periods in 2006 since the collaborative agreement was not entered into until November 2006.

Agreements with Endo Pharmaceuticals

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals, Inc. (Endo) under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, November 2004, January 2006 and April 2007 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2008. Commencing on May 1, 2008, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse the Company for a portion of the Company’s prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52.0 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2008 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the Notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. The Company has not received any payments or recognized any collaborative research and development revenue with respect to CHRONOGESIC under this agreement and its amendments.

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

The $10.0 million up-front fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement. For each of the three and nine months ended September 30, 2007 and 2006, the Company recognized $547,000 and $1.6 million, respectively, in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue under this arrangement was $1.2 million and $3.7 million for the three and nine months ended September 30, 2007, respectively, compared with $1.3 million and $3.3 million for the corresponding periods in 2006.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse resistant opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue under this arrangement was $734,000 and $2.5 million for the three and nine months ended September 30, 2007, respectively, compared with $1.6 million and $5.7 million in the corresponding periods in 2006.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (Voyager). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement until August 2006 when the Company determined that the collectibility of amounts owed was not reasonably assured. Total collaborative research and development revenue under this arrangement was $0 for both the three and nine months ended September 30, 2007 compared with $116,000 and $777,000 for the corresponding periods in 2006.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. As a part of the amendment, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to the Company for previously provided services; the $1.0 million was recorded as research and development expense in the first quarter of 2007 and the forgiveness of $725,000 had no impact on the Company’s financial statements as this amount had not previously been reflected in the Company’s financial statements because collectability was not reasonably assured.

Agreement with EpiCept Corporation

In December 2006, the Company entered into a license agreement with EpiCept Corporation (EpiCept) that will provide the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and, subject to the Company’s achievement of specified milestones, will pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (ALZA) for certain product development rights, patent rights, and other know-how relating to the DUROS® system. The agreement has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use. In consideration for the rights granted by ALZA and subsequent amendments, the Company has issued ALZA a total of 6,600,000 shares of its common stock, and is required to pay ALZA a royalty on the net sales of products and a percentage of up-front license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding, in each case with respect to products developed under the agreement.

The Company did not incur any development expenses for work performed by ALZA in the three and nine months ended September 30, 2007 and 2006.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,534)	$66
Patents	466	(444)	22
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,238)	$88

	December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,517)	$83
Patents	466	(438)	28
Other intangibles	3,260	(3,260)	—

Total	$7,326	$(7,215)	$111

The Company expects to amortize the remaining net intangible assets balance of $88,000 as follows: $8,000 in the three months ending December 31, 2007, $31,000 in each of the years 2008 and 2009, and $18,000 in the year 2010. Should intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at September 30, 2007 and December 31, 2006. In the fourth quarter of 2006, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Stock-Based Compensation

As of September 30, 2007, the Company has five stock-based employee compensation plans, which have not changed in 2007. The employee stock-based compensation cost that has been included in the condensed statements of operations was $1.6 million and $5.1 million for the three and nine months ended September 30, 2007, compared to $1.2 million and $3.1 million for the corresponding periods in 2006.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of revenues	$31	$20	$98	$47
Research and development	1,038	774	3,291	2,084
Selling, general and administrative	497	368	1,720	1,011

Total stock-based compensation per FAS 123(R)	$1,566	$1,162	$5,109	$3,142

As of September 30, 2007 and December 31, 2006, $39,000 and $41,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2007 compared to the same periods in 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options
Risk-free rate	3.97-4.99%	4.56-4.92%	3.97-5.16%	4.33-5.11%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	51-85%	92%	51-89%	91-94%
Forfeiture	14.7%	17.2%	14.7%	17.2%

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Employee Stock Purchase Plan
Risk-free rate	4.63-5.01%	4.94-4.98%	4.63-5.01%	4.25-4.98%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	50-59%	54-82%	50-59%	53-89%
Forfeiture	—	—	—	—

Note 5. Conversion of Convertible Subordinated Notes

In September 2007, two holders of the Company’s 6.25% Convertible Subordinated Notes due June 2008 (the “Notes”) converted $4.2 million in principal amount of Notes into 1,330,793 shares of common stock at the conversion rate originally set forth in the indenture for such Notes. Under the terms of the exchange agreements between the Company and the holders, the Company made cash payments to such holders of $293,440 which satisfied the future interest payments due on such Notes until maturity of $262,000 plus a small premium for early conversion. As a result of the conversions, the Company recorded $223,000 in debt conversion expense in its statement of operations for the three and nine months ended September 30, 2007. The debt conversion expense represents the difference between our cash payment of $293,440 to the holders and the interest expense accrued on the $4.2 million of notes converted from the last interest payment date to the dates of conversions. The conversions were recorded as a reduction of $4.2 million of short-term liabilities, a reduction of other short-term assets of $41,000 attributable to the related unamortized debt issuance costs and an increase of $4.2 million to shareholders’ equity. As of September 30, 2007, the remaining principal balance of our convertible subordinated notes was $33.1 million, which is due on June 15, 2008. See Note 6.

Note 6. Subsequent Event

In October 2007, the Company entered into privately negotiated transactions with additional holders of its Notes, pursuant to which such holders elected to convert $9.5 million in principal amount of such Notes into an aggregate of 3,030,472 shares of common stock, at the conversion rate originally set forth in the indenture for such Notes. The Company made cash payments to such holders of $688,450, which amount satisfies the future interest payments due on such Notes until maturity of $596,625 plus a small premium for early conversions. Following such conversions, the aggregate principal amount of outstanding Notes is $23.6 million as of October 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.1

Overview

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have disclosed seven product candidates in research and development of which six are in collaboration with third-party pharmaceutical companies. The following are our publicly announced product candidates in development:

POSIDUR™

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER™ delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the oral or non-oral route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients.

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

In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the EU and select other countries. Nycomed paid us an upfront license fee of $14.0 million, with future potential additional milestone payments as of signing of up to $188.0 million upon achievement of defined development, regulatory and sales milestones; of the $188.0 million described above, $8.0 million was recognized as revenue in the second quarter of 2007 due to the achievement of a clinical development milestone and received by us in August 2007. We are jointly directing and equally funding with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the EU. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries.

[1]	NOTE: POSIDUR™, SABER™, ELADUR™, TRANSDUR™, ORADUR™, DURIN™, CHRONOGESIC®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

In July 2007, we announced positive results from a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair and provided an update to our Phase II program (description below). The Phase IIb trial was designed to be the study upon which we and our collaborator Nycomed would base our decision for advancing POSIDUR into Phase III clinical trials. In the Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered an $8.0 million milestone payment by Nycomed to us under the parties’ collaborative agreement, which we recognized as milestone revenue in the second quarter of 2007. We received the cash payment of the $8.0 million in August 2007. We held an end-of-Phase II meeting with the U.S. Food & Drug Administration (FDA) in the third quarter of 2007 and are in dialogue with the FDA regarding our anticipated POSIDUR Phase III program. Hospira, our manufacturer of POSIDUR, has produced supplies for ICH stability and validation studies and Phase III clinical trials.

Phase IIb Inguinal Hernia Trial

Design

The POSIDUR Phase IIb clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIDUR in patients undergoing open inguinal hernia repair. The study was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIDUR 2.5 mL (n=43), POSIDUR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study. Secondary efficacy endpoints included Mean Pain Intensity on Movement AUC over the period 1-48 hours post-surgery, mean total consumption of supplemental opioid analgesic medication, and time to first use of supplemental opioid analgesic medication. The threshold for statistical significance was considered to be at the p<0.05 level.

Results

Pain Control

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo (p=0.0033). A secondary endpoint measure reported a thirty-five percent (35%) reduction of pain as measured by Mean Pain Intensity on Movement AUC for the period 1-48 hours post-surgery between the POSIDUR 5 mL treatment group versus placebo (p=0.0007).

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

During the first nine months of 2007, we continued to enroll patients in the Phase IIa trial and jointly conducted manufacturing development activities with Corium International, Inc., whom we have contracted to manufacture clinical and commercial supplies of ELADUR. As of the date of this report, we have completed enrollment of our Phase IIa study, and we expect to report data from this Phase IIa study by the end of 2007.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) milestone payments, and (c) the reimbursement of qualified research expenses by the third party. Before we signed the collaboration agreement with Nycomed in November 2006, we generated substantially all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and Memryte. Due to the signing of the Nycomed agreement related to POSIDUR, we recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million received from Nycomed and during the second quarter of 2007, we recognized $8.0 million of milestone revenue pursuant to this agreement. However, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction in research and development expense.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2007, we had an accumulated deficit of $232.5 million. Our net loss for the three and nine months ended September 30, 2007 was $7.9 million and $17.1 million, respectively. Our losses were $33.3 million, $18.1 million and $27.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our pre-clinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for several years. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, research and development expenses incurred by the Company and reimbursable by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursable by the Company are recorded as an addition to the Company’s research and development expenses.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technologies are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. Acquired in-process research and development represents the value of research projects in process at the time of acquisition which have not yet reached technological feasibility and which have no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could result in a greater or lesser amount being recorded.

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

Accrued Liabilities and Contract Research Liabilities

We incur significant costs associated with third party consultants and organizations for pre-clinical studies, clinical trials, contract manufacturing, validation, testing, and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on management’s estimates of project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by us effective January 1, 2007. Pursuant to FIN 48, the cumulative effects, if any, of applying FIN 48 would be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of FIN 48 did not have any impact on our financial statements.

Results of Operations

Three and nine months ended September 30, 2007 and 2006

Revenues. Net revenues were $4.9 million and $24.1 million in the three and nine months ended September 30, 2007, respectively, compared to $5.1 million and $16.5 million for the corresponding periods in 2006. The decrease in total revenues for the three months ended September 30, 2007 is primarily attributable to lower collaborative research and development revenue from Pain Therapeutics, Endo Pharmaceuticals and Voyager compared to the same period in 2006, partially offset by increased revenues related to the amortization of our upfront payment received from Nycomed in the fourth quarter of 2006 and increased revenues from feasibility agreements. The increase in total revenues for the nine months ended September 30, 2007 is primarily attributable to milestone revenue of $8.0 million recognized from our Nycomed collaboration related to POSIDUR as well as increased collaborative research and development revenue from Endo, from feasibility agreements with third parties and from the amortization of the Nycomed upfront fee, partially offset by lower collaborative research and development revenue from Pain Therapeutics and Voyager compared to the same period in 2006.

Collaborative research and development revenue

We recognize revenue from collaborative research and development activities and service contracts. We recorded $3.0 million and $9.9 million of collaborative research and development revenue for the three and nine months ended September 30, 2007, respectively, compared to $3.2 million and $10.3 million for the corresponding periods in 2006. Collaborative research and development revenue represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue recognized from amortization of upfront fees. The decrease in collaborative research and development revenue in the three months ended September 30, 2007 compared with the same period in 2006 was primarily attributable to our decreased development activities for Remoxy and other opioids (collaboration with Pain Therapeutics), TRANSDUR-Sufentanil (collaboration with Endo) and Memryte (collaboration with Voyager), partially offset by higher revenue recognized from amortization of the upfront fees received from Nycomed in connection with our agreement for POSIDUR, and higher collaborative research and development revenue recognized in connection with feasibility agreements. The decrease in collaborative research and development revenue in the nine months ended September 30, 2007 compared with the same period in 2006 was primarily attributable to our decreased development activities for Remoxy and other opioids (collaboration with Pain Therapeutics) and Memryte (collaboration with Voyager), partially offset by higher revenue recognized from amortization of the upfront fee received from Nycomed in connection with our agreement for POSIDUR, and higher collaborative research and development revenue recognized in connection with increased development activities associated with TRANSDUR-Sufentanil (collaboration with Endo) and feasibility agreements.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three and nine months ended September 30, 2007 and 2006, we recognized $547,000 and $1.6 million in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the three and nine months ended September 30, 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000 and $2.3 million, respectively, and no such revenue was recognized in the same periods in 2006. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Collaborator
Endo (1)	$1,206	$1,336	$3,705	$3,278
Pain Therapeutics	734	1,627	2,510	5,744
Nycomed (2)	763	—	2,288	—
Voyager	—	116	—	777
Others	289	79	1,355	465

Total collaborative research and development revenue	$2,992	$3,158	$9,858	$10,264

Notes:

(1)	Amounts related to the amortization of up-front fees were $547,000 for the three months ended September 30, 2007 and 2006, and $1.6 million for the nine months ended September 30, 2007 and 2006.

(2)	Amounts shown include the amortization of up-front fees equal to $763,000 and $2.3 million for the three and nine months ended September 30, 2007, compared with $0 for both the three and nine months ended September 30, 2006, respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone revenue

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of the Company’s research and development efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, the Company has no future performance obligations related to that milestone payment. We recorded $0 and $8.0 million of milestone revenue for the three and nine months ended September 30, 2007, respectively, compared to $0 for each of the corresponding periods in 2006. The milestone in 2007 was recorded in the second quarter due to the achievement of a clinical development milestone for POSIDUR; we received the $8.0 million milestone payment from Nycomed in August 2007.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $1.9 million and $6.2 million in the three and nine months ended September 30, 2007, respectively, compared to $2.0 million and $6.2 million for the corresponding periods in 2006.

Cost of revenues. Cost of revenues was $780,000 and $2.4 million for the three and nine months ended September 30, 2007, respectively, compared to $666,000 and $2.3 million for the corresponding periods in 2006. Cost of revenues includes cost of product revenue from our ALZET product line and our LACTEL polymer product line. The increases in cost of revenues for our existing commercial product lines for the three and nine months ended September 30, 2007 were primarily due to certain inventory write-offs related to our LACTEL product line incurred in the third quarter of 2007 compared with the same periods of 2006. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenue was $31,000 and $98,000 for the three and nine months ended September 30, 2007, respectively, compared with $20,000 and $47,000 for the corresponding periods in 2006. We had 22 manufacturing employees as of September 30, 2007, which was the same number as of September 30, 2006. We expect cost of revenues to remain comparable in the near future, as we do not expect product revenues to change significantly in the near future.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $8.9 million and $28.8 million for the three and nine months ended September 30, 2007, respectively, compared to $9.9 million and $25.6 million for the corresponding periods in 2006. The decrease in research and development expenses in the three months ended September 30, 2007 was primarily attributable to lower development expenses for POSIDUR, Remoxy and other ORADUR-based opioid product candidates, ELADUR, Memryte and CHRONOGESIC compared with the same period in 2006, partially offset by an increase in other research programs The increase in the nine months ended September 30, 2007 was primarily attributable to higher employee costs and higher development expenses for TRANSDUR-Sufentanil, POSIDUR, Memryte, CHRONOGESIC and other research programs, partially offset by lower development expenses for Remoxy and other ORADUR-based opioid product candidates, compared with the same period in 2006; the 2007 figures include our recording $1 million in research and development expense associated with our payment of $1.0 million to Voyager in connection with our amended agreement with Voyager in the first quarter of 2007. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, and $774,000 and $2.1 million for the corresponding periods in 2006.

POSIDUR

In the three months ended September 30, 2007, our research and development expenses for POSIDUR decreased by $1.3 million compared to the same period in 2006 due primarily to a decrease in clinical costs associated our Phase II clinical program due to the completion of the majority of these trials and a net reduction of $997,000 in research and development expense related to POSIDUR under our agreement with Nycomed during this period. In the nine months ended September 30, 2007, our research and development expenses for POSIDUR increased by $306,000 compared to the same period in 2006 due to an increase in costs associated with the Phase II clinical program and contract manufacturing development activities; these figures reflect that we recorded a net reduction of $4.3 million in research and development expense related to POSIDUR under our agreement with Nycomed for this period.

Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $1.1 million and $5.2 million in the three and nine months ended September 30, 2007, respectively, and $0 for each of the corresponding periods in 2006, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $107,000 and $957,000 in the three and nine months ended September 30, 2007, and $0 for each of the corresponding periods in 2006, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $997,000 and $4.3 million for the three and nine months ended September 30, 2007, respectively, compared to $0 for the same periods in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil increased by $21,000 in the three months ended September 30, 2007 compared with the same period of 2006 primarily due to slightly higher clinical manufacturing related activities performed in support of this product candidate. Our research and development expenses for TRANSDUR-Sufentanil increased by $642,000 in the nine months ended September 30, 2007 compared with the same period of 2006 primarily due to increased clinical manufacturing related activities performed in support of this product candidate.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased by $526,000 in the three months ended September 30, 2007 compared with the same period of 2006 due to reduced formulation and clinical manufacturing activities for Remoxy on our part. Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased by $2.3 million in the nine months ended September 30, 2007 compared with the same period of 2006 due to reduced formulation and clinical manufacturing activities for Remoxy and other ORADUR-based opioid projects performed by us.

Memryte

Our research and development expenses for Memryte decreased by $474,000 in the three months ended September 30, 2007 compared with the same period of 2006 since we stopped essentially all development activities for Memryte in 2007. Our research and development expenses for Memryte increased by $164,000 in the nine months ended September 30, 2007 compared with the same period of 2006 primarily because the reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 in accordance with our amended license agreement with Voyager.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased by $203,000 in the three months ended September 30, 2007 compared with the same period of 2006 primarily due to lower external development expenses in the third quarter of 2007. Our research and development expenses for CHRONOGESIC increased by $226,000 in the nine months ended September 30, 2007 compared with the same period of 2006 primarily due to increased externally contracted studies in the nine months of 2007.

ELADUR

Our research and development expenses for ELADUR decreased by $413,000 in the three months ended September 30, 2007 compared with the same period of 2006 primarily due to lower contract manufacturing expenses in the third quarter of 2007. Our research and development expenses for ELADUR decreased by $29,000 in the nine months ended September 30, 2007 compared with the same period of 2006 primarily due to lower contract manufacturing expenses, partially offset by higher clinical trials expenses for a Phase II clinical trial in 2007.

Other DURECT Research Programs

Our research and development expenses for all other activities increased by $1.8 million in the three months ended September 30, 2007 compared with the same period of 2006 primarily due to higher employee related costs and increased formulation development activities for other product candidates. Our research and development expenses for all other activities increased by $4.2 million in the nine months ended September 30, 2007 compared with the same period of 2006 primarily due to higher employee related costs and increased formulation development activities for other product candidates.

As of September 30, 2007, we had 112 research and development employees compared with 114 as of the corresponding date in 2006. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R).

The research and development expenses associated with our major research and development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
POSIDUR (1)	$2,092	$3,344	$8,849	$8,543
ELADUR	1,376	1,789	4,027	4,056
TRANSDUR-Sufentanil	730	709	2,263	1,621
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	687	1,213	2,191	4,482
CHRONOGESIC	289	492	1,633	1,407
Memryte	31	505	1,215	1,051
Others	3,653	1,878	8,662	4,483

Total research and development expenses (2)	$8,858	$9,930	$28,840	$25,643

(1)	In the three and nine months ended September 30, 2007, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $1.1 million and $5.2 million, respectively, which were accounted for as a reduction of research and development expenses. In the three and nine months ended September 30, 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $107,000 and $957,000, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was not in effect for the first nine months of 2006.

(2)	Includes stock-based compensation expenses of $1.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, compared to $774,000 and $2.1 million for the corresponding periods in 2006.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.1 million and $10.4 million for the three and nine months ended September 30, 2007, respectively, compared to $3.3 million and $9.5 million for the corresponding periods in 2006. The decrease in selling, general and administrative expenses in the three months ended September 30, 2007 compared with the same period in 2006 was primarily attributable to lower consulting expenses related to Sarbanes-Oxley compliance and lower recruiting expenses. The increase in selling, general and administrative expenses in the nine months ended September 30, 2007 compared with the same period in 2006 was primarily attributable to higher employee related costs, patent related expenses and stock based compensation expense. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $497,000 and $1.7 million for the three and nine months ended September 30, 2007, respectively, compared to $368,000 and $1.0 million for the corresponding periods in 2006.

As of September 30, 2007, we had 37 selling, general and administrative personnel compared with 36 as of the corresponding date in 2006. We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our current business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets. Amortization of intangible assets was $8,000 and $23,000 for the three and nine months ended September 30, 2007, respectively, compared to $22,000 and $416,000 for the corresponding periods in 2006. The amortization of intangible assets decreased in the three and nine months ended September 30, 2007 as certain intangible assets were fully amortized in 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2006, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of other intangible assets at September 30, 2007 was $88,000, which will be amortized as follows: $8,000 for the remaining three months ending December 31, 2007, $31,000 in each of the years ending December 31, 2008 and 2009, and $18,000 for the year ending December 31, 2010. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $906,000 and $2.8 million for the three and nine months ended September 30, 2007, respectively, compared to $957,000 and $2.8 million for the corresponding periods in 2006. The slight decrease in interest income during the three months ended September 30, 2007 was primarily the result of lower average cash and investment balances as compared to the three months ended September 30, 2006. Interest income remained comparable for the nine months ended September 30, 2007 and 2006 due to higher yields in our investments offset by lower average cash and investment balances in the first nine months of 2007, compared to the same period in 2006.

Interest expense was $716,000 and $2.2 million for the three and nine months ended September 30, 2007, respectively, compared to $710,000 and $2.7 million for the corresponding periods in 2006. The interest expense was primarily due to the interest accrued on our 6.25% convertible notes due in June 2008. The slight increase in interest expense in the three months ended September 30, 2007 was primarily due to slightly higher amortization expenses related to the notes issuance cost, partially offset by the lower debt balance of the convertible notes at September 30, 2007 compared to the same period in 2006. The decrease in interest expense in the nine months ended September 30, 2007 was primarily due to a lower remaining balance on our convertible notes in the nine months ended September 30, 2007 as compared to the same period in 2006. In September 2007, $4.2 million in aggregate principal amount of the convertible notes was converted into 1.3 million shares of our common stock at the exchange rate in the indenture.

Debt conversion expense was $223,000 for each of the three and nine months ended September 30, 2007 compared to $0 and $2.3 million in the same periods in 2006. The debt conversion expense in the third quarter of 2007 was recorded in connection with the conversion of $4.2 million in aggregate principal amount of the 6.25% convertible notes into 1.3 million shares of our common stock in September 2007. The debt conversion expense in the second quarter of 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in May 2006.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $66.6 million at September 30, 2007 compared to $81.6 million at December 31, 2006. These balances include $1.3 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2007 and December 31, 2006. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2007 was primarily the result of ongoing operating expenses, partially offset by payments received from customers and collaborators.

Working capital was $24.2 million and $63.1 million at September 30, 2007 and December 31, 2006, respectively. The decrease was primarily attributable to the inclusion as short-term liabilities of $33.1 million of convertible notes due in June 2008 and our operating expenditures in the nine months ended September 30, 2007.

We used $13.9 million of cash in operating activities for the nine months ended September 30, 2007 compared to $16.4 million for the corresponding period in 2006. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the receipt of an $8.0 milestone payment from Nycomed in the third quarter of 2007, partially offset by increases in operating expenses and accounts receivable from our third party collaborators for the nine months ended September 30, 2007 compared to the same period in 2006.

We received $7.4 million of cash provided by investing activities for the nine months ended September 30, 2007 compared to $12.6 million of cash used in investing activities in the corresponding period in 2006. The increase in cash provided by investing activities was primarily due to a decrease in purchases of short-term and long-term investments net of proceeds from maturities of these investments, partially offset by increased purchases of property and equipment for the nine months ended September 30, 2007 compared to the same period in 2006.

We received $992,000 of cash provided by financing activities for the nine months ended September 30, 2007 compared to $1.3 million for the corresponding period in 2006. The decrease was primarily due to lower proceeds from exercises of stock options in the nine months ended September 30, 2007 compared to the same period in 2006.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. The proceeds from the convertible notes will be used to fund the research, development, manufacture and commercialization of existing and future products and for general corporate purposes, including working capital and capital expenditures. In the third quarter of 2005, we exchanged $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for 911,730 shares of our common stock as originally set forth in the indenture for such notes. In May 2006, a holder of $20.0 million in principal amount of our 6.25% convertible subordinated notes converted such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holder of $2.9 million, which amount represented a negotiated inducement fee based on a discounted value of future interest payments due on such Notes until maturity. In September 2007, two holders of our Notes converted $4.2 million in principal amount of the Notes into an aggregate of 1,330,793 shares of common stock, as originally set forth in the indenture for such Notes. We made a cash payment to such holders of $293,440, which amount satisfies the future interest payment due on such notes until maturity of $262,000 plus a small premium for early conversions. As of September 30, 2007, the remaining principal balance of our Notes was $33.1 million, which is due on June 15, 2008. In October 2007, we entered into privately negotiated transactions with additional holders of our Notes, pursuant to which such holders elected to convert $9,546,000 in principal amount of such Notes into an aggregate of 3,030,472 shares of common stock, at the conversion rate originally set forth in the indenture for such Notes. We made cash payments to such holders of $688,450, which amount satisfies the future interest payments due on such Notes until maturity of $596,625 plus a small premium for early conversions. Following such conversions, the aggregate principal amount of outstanding Notes is $23.6 million as of October 31, 2007. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital markets conditions.

In conjunction with the acquisition of Southern BioSystems, Inc. (SBS) in April 2001, we assumed bonds (the SBS Bonds) with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2007, the remaining principal payments of the bonds were $675,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations. During the nine months ended September 30, 2007, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We also anticipate incurring capital expenditures of approximately $2.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next several years. Accordingly, we may be required to raise additional capital through a variety of sources, including:

•	collaborative arrangements;

•	the public equity market;

•	private equity financing; and/or

•	public or private debt.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2007, approximately 95% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 52% of our investment portfolio matures less than 90 days from the date of purchase. The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2007 by year of maturity (dollars in thousands):

	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$10,236	$—	$—	$10,236
Average fixed rate	4.89%	—	—	4.89%
Variable rate	$23,160	$—	$—	$23,160
Average variable rate	5.24%	—	—	5.24%
Short-term investments:
Fixed rate	$8,197	$19,117	$—	$27,314
Average fixed rate	5.29%	6.14%	—	5.88%
Long-term investments:
Fixed rate	$—	$1,983	$—	$1,983
Average fixed rate	—	5.12%	—	5.12%
Restricted investments:
Fixed rate	$1,283	$—	$—	$1,283
Average fixed rate	3.45%	—	—	3.45%

Total investment securities	$42,876	$21,100	$—	$63,976

Average rate	4.80%	5.99%	—	5.31%

ITEM 4.	Controls and Procedures

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

PART II — OTHER INFORMATION

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

•	POSIDUR—Phase IIb clinical trial was recently completed and an end of Phase II meeting was held with the FDA. We are currently in dialogue with the FDA regarding our POSIDUR Phase III program.

•	TRANSDUR-Sufentanil Patch—Our collaborator Endo has commenced its Phase II clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

•	ELADUR—A Phase IIa clinical trial in PHN in the U.S. has completed enrollment with results anticipated in the fourth quarter of 2007.

•

Remoxy—According to Pain Therapeutics and King, a pivotal Phase III trial is ongoing with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA, and this trial has completed enrollment with top-line results anticipated in the fourth quarter of 2007.

•	Second ORADUR—Opioid Drug Candidate under Pain Therapeutics/King alliance— In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

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

The length of clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We or our third-party collaborators may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we or our third-party collaborators enroll the number of patients we expect in the time frame we expect, such clinical trials may not provide the data necessary to support regulatory approval for the pharmaceutical systems for which they were conducted. Additionally, we or our third-party collaborators may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we or our third-party collaborators may fail to complete and submit a new drug application as scheduled. The Food and Drug Administration (FDA) may not clear any such application in a timely manner or may deny the application entirely. Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical system under development could delay or prevent regulatory clearance of the potential pharmaceutical system, resulting in delays to the commercialization of our pharmaceutical system, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our pharmaceutical systems, and thus our pharmaceutical systems may not be approved for marketing.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and a second ORADUR-

opioid, Memryte and CHRONOGESIC. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

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

If we and our third-party collaborators, where relevant, are unable to manufacture pharmaceutical systems or components in a timely manner or at an acceptable cost, quality or performance level, and attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our pharmaceutical systems and those of our third-party collaborators. We have entered into a long term supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a long term supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. We and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. See “We rely heavily on third parties to support development, clinical testing and manufacturing of our pharmaceutical systems” and “Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.” Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third parties which have not been approved by ALZA.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2007, had an accumulated deficit of approximately $232.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we do not generate sufficient cash flow through increased revenues or raising additional capital, we may not be able to meet our substantial debt obligations that become due in 2008

As of September 30, 2007, we had approximately $33.1 million in short-term convertible subordinated notes which mature and are due in June 2008, $150,000 in lease obligations and $675,000 in bonds payable. Our substantial indebtedness, which totaled $34.0 million at September 30, 2007 and $24.4 million at October 31, 2007, has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow and may not have sufficient funds to meet our debt obligations when they become due. If the market price of our common stock on the due date of our notes is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms. As of September 30, 2007, we had cash, cash equivalents and investments of $66.6 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. We may not generate sufficient cash from operations to repay our convertible subordinated notes or satisfy any other of these debt obligations when they become due and may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our obligations in order to do so. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, and we may be forced to accept a financing or restructure our debt on unfavorable terms, seek strategic alternatives or seek protection under applicable bankruptcy laws. Any of the foregoing could materially impair the value of our common stock.

We may be required to redeem our outstanding convertible subordinated notes before maturity, and we may not have sufficient funds to do so. The redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If a “fundamental change” occurs, we may be required to redeem all or part of the remaining $23.6 million in outstanding principal as of October 31, 2007, plus any accrued but unpaid interest on our outstanding convertible subordinated notes. A “fundamental change” is defined as:

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

We may develop our own sales force to market POSIDUR and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could materially harm our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of October 31, 2007, we held 29 issued U.S. patents and 80 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 69 pending U.S. patent applications and have filed 58 patent applications under the Patent Cooperation Treaty, from which 155 national phase applications are currently pending in Europe, Australia, Japan, Canada, Mexico, New Zealand, Brazil, Israel, India, Hong Kong, Eurasia, Republic of Korea, Norway, the Russian Federation, South Africa, Ukraine and China. Our patents expire at various dates starting in the year 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. The recent decisions of the U.S. Supreme Court (e.g., KSR v. Telefex, EBay v. MercExchange) and other courts (e.g., In re Seagate) and other cases with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, bills are pending before the U.S. Congress including the Patent Reform Act of 2007 that may fundamentally change the patent laws of the U.S. on issues ranging from priority entitlement, filing and prosecution matters to enforcement and damages. These changes and proposed reforms have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioids, Memryte and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, QLT, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioids, Memryte and CHRONOGESIC. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the $23.6 million aggregate principal amount as of October 31, 2007 of Notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or debt securities or grant additional stock options to employees and consultants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock or pay note holders to convert out notes. These transactions could dilute existing stockholders, increase the volatility of our stock and consume our existing cash

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding Notes due June 2008 from time to time in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933. In the third quarter of 2005, we exchanged approximately $2.7 million in principal amount of our 6.25% convertible subordinated notes with our note holders for approximately 911,730 shares of our common stock. In May 2006, we entered into an agreement with the holder of such notes with an aggregate principal amount of $20.0 million to convert such notes into an aggregate of 6,349,206 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holder of $2.9 million. In September 2007, we entered into an agreement with the holders of such notes with an aggregate principal amount of $4.2 million to convert such notes into an aggregate of 1,330,793 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holders of $293,440. In October 2007, we entered into an agreement with the holders of such notes with an aggregate principal amount of $9.5 million to convert such notes into an aggregate of 3,030,472 shares of common stock, as originally set forth in the indenture for such Notes, and pursuant to which we made a cash payment to such holders of $688,450. The issuance of shares of our common stock in such transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock. Such transactions also consume our cash in a manner that may not benefit our stockholders.

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

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

Pursuant to a Purchase Agreement with Morgan Stanley & Co., Incorporated, we filed a registration statement on August 29, 2003 with the SEC on Form S-3 to register an aggregate of $60.0 million in convertible subordinated notes and the shares of common stock issuable upon conversion of the notes for resale. The registration statement was declared effective by the SEC on November 3, 2003. The balance as of October 31, 2007 of our convertible subordinated notes consisting of $23.6 million in outstanding principal, are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. So long as this registration is effective, shares covered thereunder are tradable without limitation. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders

Our directors, executive officers and principal stockholders, together with their affiliates, have substantial control over us. The interests of these stockholders may differ from the interests of other stockholders. As a result, these stockholders, if acting together, would have the ability to exercise control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

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

( a) Exhibits:

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

Date: November 8, 2007

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: November 8, 2007