Form 10-K
period 2007-12-31
DURECT CORP
filed 2008-03-13
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $248,606,755 as of June 30, 2007 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 74,112,239 shares of the registrant’s Common Stock issued and outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2008 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2007.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business.

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. We are developing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration as well as, for certain applications, placement of the drug at the intended site of action. Our proprietary drug delivery technology platforms include:

—

SABER™ Delivery System—a patented and versatile depot injectable useful for delivery of small molecules and biologics that can be formulated for systemic or local administration. The advantages of SABER may include reduced side effects, longer duration and smaller injection volume. Our first application is for controlled delivery of bupivacaine for post-operative pain relief (POSIDUR™), for which we have licensed commercialization rights in Europe and other select countries to Nycomed Danmark APS (Nycomed) while retaining commercialization rights in the United States, Canada, Asia and other countries. In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair. We have held an end-of-Phase II meeting with the U.S. Food & Drug Administration (FDA) and are in dialogue with the FDA regarding our anticipated POSIDUR Phase III program.

—

ORADUR™ Delivery System—an oral sustained release gel-cap technology. We believe that ORADUR can transform short-acting oral capsule forms into oral sustained release technology products with the added benefit of being less prone to abuse. Our first application is Remoxy™, a novel long-acting, abuse deterrent oral formulation of the opioid oxycodone, for which we have licensed worldwide rights to Pain Therapeutics, Inc. (Pain Therapeutics), which has in turn sublicensed the commercialization rights to King Pharmaceuticals, Inc. (King). In December 2007, it was announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. Pain Therapeutics has stated that they expect to file a New Drug Application (NDA) for Remoxy in the second quarter of 2008.

—

TRANSDUR™ Delivery System—a proprietary transdermal patch technology. The advantages of TRANSDUR may include, depending on the application, less potential for abuse, longer use per patch and smaller patch size. Our first application is for a transdermal sufentanil patch (TRANSDUR-Sufentanil) which we have licensed to Endo Pharmaceuticals for the U.S. and Canada. TRANSDUR-Sufentanil is currently in Phase II clinical trials. Our second application of TRANSDUR is for a transdermal bupivacaine patch (ELADUR™), for which we own all worldwide rights. ELADUR successfully completed a Phase IIa clinical trial in the fourth quarter of 2007.

—

DURIN™ Biodegradable Implant—a proprietary biodegradable drug-loaded implant that is absorbed into the body. DURIN enables parenteral (injectable) delivery over a period of weeks or months of both large and small molecules using our proprietary polymers. The advantages of DURIN may include small size, longer duration and constant rate of delivery. Our first application is Memryte™, a novel long-acting potential therapy for the treatment of Alzheimer’s disease using leuprolide, for which we have licensed worldwide rights to Voyager Pharmaceutical Corporation (Voyager). Voyager has conducted clinical studies for Memryte but future development is pending Voyager’s ability to obtain additional financing and is not assured.

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR™, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

—

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

—

MICRODUR™ Biodegradable Microparticulates—a patented biodegradable microparticulate depot injectable. Sustained release from a few days to many months can be achieved through suitable choice of polymers and processing.

Our pharmaceutical systems combine engineering with proprietary small molecule pharmaceutical and biotechnology drug formulation to yield proprietary delivery technologies and products. Through this combination, we are able to control the rate and duration of drug administration, as well as, when desired, target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating medical conditions over an extended period of time. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biologics such as proteins, peptides and genes.

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

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system, or CNS, disorders, cardiovascular disease and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product Candidate	Collaborator	Technology Platform	Stage

Post Operative Pain	• POSIDUR (Controlled release injection of bupivacaine)	• Nycomed (Europe and other select territories); DURECT retains rights in U.S., Canada, Asia and other countries	• SABER	• Phase II

Disease/Indication	Product Candidate	Collaborator	Technology Platform	Stage

Chronic Pain	• TRANSDUR-Sufentanil (Transdermal sufentanil)	• Endo (U.S. & Canada); DURECT retains rights in Europe, Asia and other countries	• TRANSDUR	• Phase II

Neuropathic Pain associated with Post-Herpetic Neuralgia (PHN)	• ELADUR (Transdermal bupivacaine)	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

Chronic Pain	• Remoxy (Oral controlled release oxycodone)	• King/Pain Therapeutics (worldwide)	• ORADUR	• NDA Preparation

Pain	• Oral controlled release opioid (active agent undisclosed)	• King/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

Alzheimer’s Disease	• Memryte (Controlled Release Leuprolide Implant)	• Voyager (worldwide)	• DURIN	• Further development pending financing / partnering by Voyager

Chronic Pain	• CHRONOGESIC (Systemic sufentanil)	• Endo (U.S. & Canada); DURECT retains rights in Europe, Asia and other countries	• DUROS	• System redesign

Central Nervous System Disorders	• Various	• DURECT retains worldwide rights	• SABER/DUROS/DURIN	• Preclinical/Research Stage

Cardiovascular Disorders	• Various	• DURECT retains worldwide rights	• SABER/DUROS/DURIN	• Preclinical/Research Stage

Local Post-Operative Pain

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient procedures performed in the United States. Epidemiological studies indicate that up to 100% of surgical patients experience postoperative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics, transdermal opiate patches and muscle relaxants. While oral analgesics can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation, cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are sleeping or disoriented. Post-surgical pain can be treated effectively with local anesthetics; however, the usefulness of current conventional medications is limited by their short duration of action.

Development Strategy.    We are developing POSIDUR, a sustained-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, thus minimizing side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of greatest need for post-surgical pain control in most patients. In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

Clinical Program.    In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair. In the Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered an $8.0 million milestone payment by Nycomed to us under our agreement with Nycomed.

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

We have held an end-of-Phase II meeting with the FDA and are in dialogue with the FDA regarding our anticipated POSIDUR Phase III program.

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

—

ORADUR-based oral sustained release, abuse deterrent opioid products, including Remoxy, licensed to Pain Therapeutics, which has in turn sublicensed the commercialization rights of these products to King;

—

TRANSDUR-Sufentanil, our proprietary transdermal patch licensed to Endo Pharmaceuticals (Endo) in the U.S. and Canada that is intended to provide sufentanil for a period of up to seven days from a single application;

—	CHRONOGESIC, a subcutaneous, implantable DUROS-based system licensed to Endo Pharmaceuticals in the U.S. and Canada that delivers sufentanil systemically at a constant rate for three months.

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

Clinical Program.    In December 2007, Pain Therapeutics and King Pharmaceuticals announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics has stated that they expect to file the NDA for Remoxy in the second quarter of 2008.

Additional ORADUR-Opioid Products in Development

During 2006 and 2007, we also worked with King and Pain Therapeutics on the development of additional ORADUR abuse-resistant opioid drug candidates. In August 2006, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for one of these drug candidates, and that the IND application for this drug candidate had been accepted by the FDA. In November 2006, Pain Therapeutics announced positive results from that Phase I clinical trial.

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

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10.0 million, and we will receive up to $35.0 million in additional milestone payments if specified development and commercialization milestones are achieved. If commercialized, we will also receive royalties based on the sale of TRANSDUR-Sufentanil in the U.S. and Canada. We have retained limited co-promotion rights to TRANSDUR-Sufentanil in the U.S. and Canada and full commercialization rights in the rest of the world. We continued to perform development activities for Endo with respect to TRANSDUR-Sufentanil throughout 2007.

Clinical Program.    In 2005, we successfully completed the first clinical trial of the Phase II program for TRANSDUR-Sufentanil using patches manufactured by us to evaluate the transition of chronic pain patients from the Duragesic® fentanyl patch to TRANSDUR-Sufentanil. Endo, our licensee for the U.S. and Canadian markets, has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo is conducting Phase II studies with TRANSDUR-Sufentanil designed to evaluate the conversion of chronic pain patients treated with oral opioid products to TRANSDUR-Sufentanil.

Local Pain

Market Opportunity.    Neuropathic pain is pain resulting from a disturbance of the central nervous system (brain and spinal cord) or peripheral nervous system (nerves outside the brain and spinal cord). There are a variety of conditions and diseases that produce neuropathic pain, including trauma and diseases such as multiple sclerosis and stroke. One form of neuropathic pain is a debilitating complication of herpes zoster referred to as Post-Herpetic Neuralgia (PHN or post-shingles pain), which is usually defined as the presence of pain at the site of eruption that lasts more than a month after the onset of zoster eruption. Within the affected skin supplied by the nerve root, patients have a variety of sensory abnormalities in addition to neuropathic pain. Pain can persist for months and occasionally years. The prevalence of PHN (including PHN lasting more than one year) is estimated to be approximately 144,000 people in the U.S.

Development Strategy.    We are developing a transdermal bupivacaine patch (ELADUR) based on our proprietary TRANSDUR transdermal technology intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. We retain the worldwide commercialization rights to ELADUR.

Clinical Program.    In 2007, we successfully completed a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. We are currently conducting manufacturing scale-up and processing studies to secure additional Phase II and Phase III supplies, and are developing our clinical and regulatory strategy.

Alzheimer’s Disease

Market Opportunity.    Alzheimer’s disease is a progressive, degenerative and ultimately terminal brain disorder that gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. There is currently no treatment that stops or materially slows the progression of Alzheimer’s disease. It is estimated that Alzheimer’s patients and their families spend more than $200,000 on health care per patient and employers lose approximately $60 billion per year on lost productivity as adult caregivers are forced to leave their jobs – either permanently or temporarily – to care for a family member with the disease. As a result, it is one of the world’s largest unmet medical needs. The global market for currently available Alzheimer’s disease drugs is growing rapidly and has been estimated to be over $3.5 billion in 2006. It is estimated that over five million Americans suffer from Alzheimer’s disease and this number could more than triple by mid-century.

Development Strategy.    In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Under the agreement, as amended, we will receive milestone payments from Voyager if specified development milestones are achieved, and, if the product candidate is commercialized, royalties of between 10% to 14% of net sales depending on the sales volumes. In addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product candidate is sublicensed to a third party.

Clinical Program.    In October 2005, Voyager initiated a Phase III clinical trial for Memryte, which was truncated by Voyager in order to get an earlier look at potential efficacy. In the second quarter of 2007, Voyager informed its shareholders that it has observed positive outcome trends among women, but no positive effect among men in Voyager’s truncated Phase III clinical trial. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program. There can be no assurance that Voyager or any other party will continue development of Memryte.

CHRONOGESIC

Our CHRONOGESIC drug candidate, based on the DUROS technology, is intended for patients with chronic pain that is stable and opioid responsive and results from a variety of causes. CHRONOGESIC consists of a small osmotic pump, about the size of a matchstick, which is implanted under the skin of a patient in a simple out-patient procedure. Once implanted, CHRONOGESIC is designed to deliver sufentanil for period of up to three months from a single application. If approved for marketing and sale, CHRONOGESIC will provide an alternative to current therapies for the treatment of chronic pain such as pills and patches, as well as providing the potential advantages of physician controlled dosing, improved patient compliance and convenience and reduced potential for opioid abuse. CHRONOGESIC is being developed for the U.S. and Canadian markets in collaboration with Endo Pharmaceutics, to which we have granted exclusive commercialization rights pursuant to a development, commercialization and supply license agreement entered into effective November 2002. We will receive from Endo milestone payments if specified development milestones are achieved, and, if commercialized, we will receive royalties based on sales of CHRONOGESIC in the U.S. and Canada.

Clinical Program.    We have completed an initial Phase I clinical trial, a Phase II clinical trial, a pilot Phase III clinical trial and a pharmacokinetic trial for CHRONOGESIC. We are presently working to redesign the delivery system to address performance problems. We have stopped all clinical testing of CHRONOGESIC and will not resume clinical testing until the system design is completed.

Biologics Programs

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

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system (CNS), including schizophrenia and attention deficit/hyperactivity disorder. Another area of focus includes cardiovascular disease, including congestive heart failure. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

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

The Drug Delivery Industry.    In the last thirty-five years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the drug itself. However, drug delivery products on the market today can still be improved, for example, by providing reduced abuse potential, targeted delivery to minimize systemic effects and longer delivery durations where useful. Furthermore, traditional drug delivery products are generally not capable of administering biotechnology agents such as proteins, peptides and genes.

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

—

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

—

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

—

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

—

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

DURECT Pharmaceutical Systems Technology

DURECT’s pharmaceutical systems combine technology innovations from the drug delivery and medical device industries with proprietary pharmaceutical and biologic drug formulations. These capabilities can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biologics such as proteins, peptides and genes. We currently have six major technology platforms:

The SABER Delivery System

The SABER system is a patented controlled-release technology that can be formulated for systemic or local administration of active agents via the parenteral or oral route. We are researching and developing a variety of controlled-release products based on the SABER technology. These include injectable controlled release products for systemic and local delivery and oral products. We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of the drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot. Depending on how it is formulated, the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from one day to three months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

—

Peptide/Protein Delivery—The chemical nature of the SABER system tends to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that the SABER system is well suited as a platform for biotechnology therapeutics based on proteins and peptides.

—

Less Burst—Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (also called “burst”). Animal and human studies have shown that injectables based on the SABER technology can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies.

—

High Drug Concentration—Drug concentration in a SABER formulation can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

—

Ease of Administration—Prior to injection, SABER formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of SABER formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

—

Strong Patent Protection—The SABER system, SABER-like materials, and various applications of this technology to pharmaceuticals, medical devices and drug delivery are covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

—	Ease of Manufacture—Compared to microspheres and other polymer-based controlled release injectable systems, SABER is readily manufacturable at low cost.

The SABER Technology is the basis of POSIDUR, which recently completed a Phase IIb clinical trial. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil, which is currently in Phase II testing and which we have licensed to Endo in the U.S. and Canada. The TRANSDUR technology is also the basis for ELADUR, which is currently in Phase II testing and for which we have retained full commercialization rights.

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. ORADUR-based products can be manufactured by a simple process using conventional methods making them readily scalable. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse deterrent oral products. The ORADUR Technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. In December 2007, Remoxy successfully completed a pivotal Phase III study. Pain Therapeutics has stated that it anticipates filing the NDA for Remoxy in the second quarter of 2008. We also have a second ORADUR abuse-resistant opioid product in the Pain Therapeutics alliance, about which Pain Therapeutics has announced positive results from a Phase I clinical trial.

The DURIN Biodegradable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our Lactel® brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. The DURIN technology is the basis of Memryte for the treatment of Alzheimer’s disease, with any future development controlled by Voyager.

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

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and in the future, commercializing pharmaceutical systems that address significant medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

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

Minimize Product Development Risk and Speed Time-to-Market.    Initially, we intend to minimize product development risk and speed time-to-market by using our drug delivery platform technologies to administer drugs for which medical data on efficacy and safety are available. This strategy reduces much of the development risk that is inherent in traditional pharmaceutical product discovery. We anticipate that we can expand the medical usefulness of existing well-characterized drugs in several ways:

—	expand uses or create new uses for existing drugs by delivering drugs continuously for convenient long dosing intervals;

—	create new uses for drugs which were previously considered to be too potent to be used safely by precisely controlling dosing or by delivering them directly to the site of action;

—	enhance drug performance by minimizing side effects; and

—	expand uses of drugs by delivering them to the target site.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, TRANSDUR, ORADUR, DURIN, DUROS and MICRODUR technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that we now presently have five different disclosed programs in clinical development, including two oral drugs, two transdermal patches and one injectable/implant drug. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

Enable Product Development Through Strategic Collaborations.    We believe that entering into selective collaborations with respect to our product development programs can enhance the success of our product development and commercialization, mitigate our risk and enable us to better manage our operating costs. Additionally, such collaborations enable us to leverage investment by our collaborators and reduce our net cash burn, while retaining significant economic rights.

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

Third-Party Collaborations

We have entered into the following collaboration agreements:

Nycomed Danmark, APS.    In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events.

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

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    On March 10, 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibilities in the U.S. and Canada, including the funding thereof. We will perform all formulation development for Endo unless we default on such obligations and we will be reimbursed for our fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada. Endo has paid us an upfront fee of $10.0 million, and we will receive additional payments of up to approximately $35.0 million in the aggregate if predetermined regulatory and commercial milestones are achieved. If commercialized, Endo will also pay us product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. We have the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, we will be required to pay Endo a termination fee ranging from $5.0 million to $10.0 million, depending on the date of termination. We have the right to terminate the agreement in the event that Endo pursues directly or indirectly any proceeding seeking to have any of our TRANSDUR-Sufentanil related patents revoked or declared invalid, unpatentable or unenforceable.

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

Endo Pharmaceuticals Inc. (CHRONOGESIC).    In November 2002, we entered into a development, commercialization and supply license agreement with Endo under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004, January 2006 and April 2007 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, we will be responsible for the CHRONOGESIC product’s design and development. Endo shall not be responsible for any development costs for CHRONOGESIC prior to May 1, 2008. Commencing on May 1, 2008, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will reimburse us for a portion of our prior development costs for CHRONOGESIC upon the achievement of certain milestones. Development- based milestone payments made by Endo under this agreement could total up to $52.0 million. Under the agreement, Endo has licensed exclusive promotional rights to CHRONOGESIC in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. We will be responsible for the manufacture of CHRONOGESIC. If commercialized, we will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of CHRONOGESIC. Our agreement with Endo provides each party with specified termination rights. In particular, our agreement can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of our notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2008. We will not complete the requisite pharmacokinetic trial by March 31, 2008, which will give Endo the right to terminate this agreement.

ALZA Corporation.    On April 21, 1998, we entered into a Development and Commercialization Agreement with ALZA Corporation (presently a Johnson & Johnson company), which was amended and restated on April 28, 1999, April 14, 2000 and October 1, 2002. Pursuant to this agreement, ALZA granted to us exclusive, worldwide rights under ALZA intellectual property, including patents, trade secrets and know-how, to develop and commercialize products using the DUROS drug delivery technology in the fields of the delivery of drugs by catheter (except for the sufentanil product) to the central nervous system to treat selected central nervous system disorders, the delivery of drugs by catheter to the middle and inner ear, the delivery of drugs by catheter into the pericardial sac of the heart, the delivery of selected drugs by catheter into vascular grafts and the delivery of selected cancer antigens. As part of the amendments made to the agreement in October 1, 2002, ALZA may obtain from us, for its own behalf or on behalf of one of its affiliates, the exclusive right to develop and commercialize a product in a field of use exclusively licensed to us, provided that such product does not incorporate a drug in the same drug class and is not intended for the same therapeutic indication as a product which is then being developed or commercialized by us or for which we have made commitments to a third party. In the event that ALZA or an affiliate commercializes such a product, ALZA or its affiliate will pay us a royalty on sales of such product at a specified rate. Under this agreement, we have the right to subcontract to third parties product development activities including development of components of the DUROS system, provided that design of the DUROS system and other development activities relating to the DUROS system must be performed by ourselves or ALZA unless ALZA permits us to subcontract out such development. We have the right to subcontract manufacturing activities relating to our products other than the assemblage of the components of the DUROS system itself. In the event of a change in our corporate control, including an acquisition of us, our right to develop and manufacture the DUROS system would terminate, and ALZA would have the right to develop and manufacture DUROS systems for us for so long as ALZA can meet our specification and supply requirements following such change in control. We also have the right to partner with third parties to commercialize our products on a product-by-product basis, provided that ALZA has options to distribute our cancer antigen products which do not incorporate proprietary molecules owned by a third party throughout the world. We must allow ALZA an opportunity to negotiate in good faith for commercialization rights to our products developed under the agreement prior to granting these rights to a third party, other than products that are subject to ALZA’s option or products for which we have obtained funding or access to a proprietary drug from a third party to whom we have granted commercialization rights prior to commencement of human clinical trials. Any inventions and related intellectual property rights developed by us or ALZA under the agreement which relate to the DUROS system or its manufacture or to any combination of the DUROS system with other components, active agents, features or processes, shall be owned exclusively by ALZA. All other inventions and related intellectual property rights developed under the agreement, whether by us or ALZA, shall be owned exclusively by us. In consideration for the rights granted to us under this agreement, ALZA received 5,600,000 shares of our Series A-1 Preferred Stock which was converted into 5,600,000 shares of our common stock concurrent with our initial public offering of common stock. As additional consideration, ALZA is entitled to receive a royalty on the net sales of our DUROS-based products in an amount not less than 2.5% nor more than 5% of such net sales for so long as we sell the product. ALZA is also entitled to a percentage of any upfront license fees, milestone or any special fees, payments or other consideration we receive from the sublicense of any of our DUROS-based products, excluding research and development funding, in an amount of 5% of such payment. In connection with the amendment to the agreement made in April 2000, ALZA received

1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. This warrant expired in September 2004, which was the fourth anniversary after the warrant first became exercisable.

EpiCept Corporation.    On December 20, 2006, we entered into a license agreement with EpiCept Corporation (EpiCept) that provides us with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, we paid EpiCept $1.0 million upfront in December 2006 and, subject to our achievement of specified milestones, will pay EpiCept an additional $9.0 million in milestone payments as well as a royalty on net sales of any product covered by the license.

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

Commercial Businesses

ALZET®

We currently make and sell the ALZET product line on a worldwide basis. We market the ALZET product line through a direct sales force in the U.S. and through a network of distributors outside the U.S.

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to four weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ.

We acquired the ALZET product line and assets used primarily in the manufacture, sale and distribution of this product line from ALZA in April 2000. We believe that the ALZET business provides us with innovative design and application opportunities for potential new products.

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

We market and sell our ALZET product line in the U.S. through a direct sales force, and we have a network of distributors for this product line outside of the U.S.

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIDUR, Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, pursuant to a supply agreement with Eastman Chemical Company. We also purchase sufentanil for CHRONOGESIC and TRANSDUR-Sufentanil pursuant to a supply agreement with Mallinckrodt, Inc., and we have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. We believe that these agreements will provide a sufficient supply of these raw materials and drug product to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical systems, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

A substantial portion of our product revenues is derived from sale of the ALZET product line. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. For the year ended December 31, 2007, revenues from our collaborative agreements with Pain Therapeutics, Endo (TRANSDUR-Sufentanil) and Nycomed represented 16%, 16% and 10% of our total collaborative research and development revenues, respectively. At December 31, 2007, three customers accounted for 36%, 19% and 16% of our net accounts receivable. At December 31, 2006, three customers accounted for 22%, 20% and 16% of our net accounts receivable.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. Our manufacturing facility in Cupertino, CA is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Remoxy, TRANSDUR-Sufentanil, ELADUR, Memryte and CHRONOGESIC. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We manufacture our ALZET product at our Vacaville, CA facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. In the fourth quarter of 2007, we acquired from a third party a portfolio of worldwide patents relating to drug delivery technologies. This portfolio consists of approximately 22 issued and pending U.S. patents and patent applications as well as their international counterparts. We believe this portfolio will benefit our business by broadening our drug delivery technology base and strengthening our intellectual property position. As of February 29, 2008, we held 39 issued U.S. patents and 224 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 85 pending U.S. patent applications and have filed 80 patent applications under the Patent Cooperation Treaty, from which 352 national phase applications are currently pending in Europe, Australia, Japan, Canada, and other countries. Our patents expire at various dates starting in the year 2012.

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

Government Regulation

The Food and Drug Administration.    The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products. We believe that our initial pharmaceutical systems will be regulated as drugs by the FDA rather than as biologics or devices.

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act before our initial pharmaceutical systems may be marketed in the U.S. generally involves the following:

—	preclinical laboratory and animal tests;

—	submission of an IND application which must become effective before clinical trials may begin;

—	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

—	FDA approval of a new drug application.

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

Human clinical trials are typically conducted in three sequential phases which may overlap:

—	PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

—

PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

—

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and the other ORADUR- based opioid products licensed to Pain Therapeutics, and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Alpharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I-Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, QLT, EpiCept, Innocoll, Inovio, Nektar, Anesiva, NeurogesX, Alexza, Focal, I-Flow and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us.

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

Employees

As of February 29, 2008 we had 179 employees, including 118 in research and development, 24 in manufacturing and 37 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The executive officers of DURECT Corporation and their ages as of February 29, 2008 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	70	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	51	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	48	Chief Financial Officer
Peter J. Langecker, M.D., Ph.D	57	Chief Medical Officer
Jean I Liu, J.D., M.S.	39	Senior Vice President, General Counsel and Secretary
Paula Mendenhall, Pharm.D.	64	Executive Vice President, Operations and Administration
Su Il Yum, Ph.D.	68	Executive Vice President, Pharmaceutical Systems Research and Development

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

Peter J. Langecker, M.D., Ph.D. has served as our Chief Medical Officer since May 2006. Prior to joining DURECT, Dr. Langecker served as Chief Medical Officer and Vice President of Clinical Affairs at Intarcia Therapeutics, Inc. from October 1999 to April 2006. Prior to that, Dr. Langecker was Vice President of Clinical Affairs at Sugen, Inc. from 1997 to 1999, Vice President, Clinical Research at Coulter Pharmaceuticals from 1995 to 1997 and Director of Clinical Research, Oncology, at Schering-Plough from 1992 to 1995. Previously, Dr. Langecker worked as a Project Physician—Central Medical Advisor, Oncology at Ciba-Geigy (now Novartis) in Basel, Switzerland. He received his M.D. degree and his doctorate in medical sciences from the Ludwig-Maximilians University in Munich.

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

Paula Mendenhall, Pharm.D. has served as our Executive Vice President of Operations and Administration since January 2007 and as Senior Vice President of Operations since January 2005. Prior to joining DURECT, Dr. Mendenhall was an independent consultant for various pharmaceutical companies for in-house and outsourcing of pharmaceutical manufacturing, including development of manufacturing strategies and plans and development and training of personnel. From 1997 to 2000, Dr. Mendenhall served as Vice President, Group Vice President and President of Oread Pharmaceutical Manufacturing at Oread Inc. From 1979 to 1997, Dr. Mendenhall served in a variety of roles for Hoffmann-La Roche Inc./Syntex, including in the areas of manufacturing, quality assurance, finance, planning and facilities, as well as provided technical assistance and support to Syntex Global Operations for marketed products and new product launches. Dr. Mendenhall received a Pharm D. degree from the University of California, San Francisco, and is a member of the American Association of Pharmaceutical Scientists (AAPS) and the Parenteral Drugs Association.

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

Risks Related To Our Business

Development of our pharmaceutical systems is not complete, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we or our third-party collaborators must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

—	selecting and developing drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

—	determining the appropriate drug dosage for use in the pharmaceutical system;

—	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

—	demonstrating the drug formulation will be stable for commercially reasonable time periods;

—	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

—	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical system in commercial quantities and at acceptable prices.

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

We or our third-party collaborators must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before they can be sold

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our publicly announced development programs is as follows:

—	POSIDUR—A Phase IIb clinical trial was completed and an end of Phase II meeting was held with the FDA. We are currently in dialogue with the FDA regarding our POSIDUR Phase III program.

—	TRANSDUR-Sufentanil Patch—Our collaborator Endo has commenced its Phase II clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

—	ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007.

—

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA; NDA preparation is underway and Pain Therapeutics anticipates filing the NDA in the second quarter of 2008.

—	Second ORADUR—Opioid Drug Candidate under Pain Therapeutics/King alliance—In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

—

Memryte—In the second quarter of 2007, Voyager reported that it has observed positive outcome trends among women, but no positive effect among men in its truncated Phase III clinical trial for Memryte. Further development is pending Voyager’s ability to raise additional funding and/or partner the program.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our pharmaceutical systems and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical systems and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our development products in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recent recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, CHRONOGESIC and other ORADUR-based opioid drug candidates. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and a second ORADUR-opioid, Memryte and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely our operations, development timeline and financials results. Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third parties which have not been approved by ALZA.

If we or our third-party collaborators cannot manufacture pharmaceutical systems or components in time to meet the clinical or commercial requirements of our collaborators or ourselves or at an acceptable cost, our operating results will be harmed.

Failure to comply with ongoing governmental regulations for our pharmaceutical systems could materially harm our business in the future

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our pharmaceutical systems, which in turn would materially harm our business, financial condition and results of operations:

—	failure to obtain or maintain requisite governmental approvals;

—	failure to obtain approvals for clinically intended uses of our pharmaceutical systems under development; or

—	identification of serious and unanticipated adverse side effects in our pharmaceutical systems under development.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2007, had an accumulated deficit of approximately $239.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

—	continued progress and cost of our research and development programs;

—	the continuation of our collaborative agreements that provide financial funding for our activities;

—	success in entering into collaboration agreements and meeting milestones under such agreements;

—	progress with preclinical studies and clinical trials;

—	the time and costs involved in obtaining regulatory clearance;

—	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

—	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical systems;

—	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our pharmaceutical systems;

—	competing technological and market developments;

—	market acceptance of our pharmaceutical systems;

—	costs for recruiting and retaining employees and consultants; and

—	unexpected legal, accounting and other costs and liabilities related to our business.

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

If we are required to repay our convertible subordinated notes due June 15, 2008, we may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our existing debt obligations

As of December 31, 2007, we had approximately $23.6 million in short-term convertible subordinated notes which mature and are due in June 2008, $141,000 in equipment financing obligations and $465,000 in bonds payable. Our substantial indebtedness, which totaled $24.2 million at December 31, 2007 has impacted and will continue to impact us by:

—	making it more difficult to obtain additional financing;

—	requiring interest payments to service the debt; and

—	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. If the market price of our common stock on June 15, 2008, the due date of our notes, is below $3.15 per share, the approximate equity conversion price of the notes, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms, in which case we will be required to pay the balance of outstanding convertible notes in cash which will materially diminish our cash position. As of December 31, 2007, we had cash, cash equivalents and investments of $62.0 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years. If we are required to repay our convertible subordinated notes, we may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our existing debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. Should these events happen, the value of our common stock would be materially harmed.

We may be required to redeem our outstanding convertible subordinated notes before maturity, and we may not have sufficient funds to do so. The redemption rights in our outstanding convertible subordinated notes could discourage a potential acquirer

If a “fundamental change” occurs, we may be required to redeem all or part of the remaining $23.6 million in outstanding principal, plus any accrued but unpaid interest on our outstanding convertible subordinated notes. A “fundamental change” is defined as:

—

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

—	if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the Nasdaq Global Market.

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

In addition to customary termination rights, our agreement with Endo for the development and commercialization of CHRONOGESIC in the United States and Canada can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of the notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2008. We will not complete the requisite pharmacokinetic trial by March 31, 2008, which will give Endo the right to terminate this agreement.

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

We may develop our own sales force to market POSIDUR and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States but we have limited sales experience and may not be able to do so effectively

We currently plan to develop our own sales force to market POSIDUR in the United States and to co-promote, along with Endo, TRANSDUR-Sufentanil in the United States, if such pharmaceutical systems are approved for marketing by the FDA. Developing a sales force will require substantial expenditures. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could limit or materially harm our business.

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

—	fail to satisfy financial or contractual obligations to us;

—	fail to adequately market our pharmaceutical systems;

—	cease operations with little or no notice to us;

—	offer, design, manufacture or promote competing product lines;

—	fail to maintain adequate inventory and thereby restrict use of our pharmaceutical systems; or

—	build up inventory in excess of demand thereby limiting future purchases of our pharmaceutical systems resulting in significant quarter-to-quarter variability in our sales.

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

—	delays associated with redesigning a pharmaceutical system due to a failure to obtain a single source component;

—	an inability to obtain an adequate supply of required components; and

—	reduced control over pricing, quality and delivery time.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of February 29, 2008, we held 39 issued U.S. patents and 224 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 85 pending U.S. patent applications and have filed 80 patent applications under the Patent Cooperation Treaty, from which 352 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries . Our patents expire at various dates starting in the year 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. The recent decisions of the U.S. Supreme Court (e.g., KSR v. Telefex, EBay v. MercExchange) and other courts (e.g., In re Seagate) with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, bills are pending before the U.S. Congress including the Patent Reform Act of 2007 that may fundamentally change the patent laws of the U.S. on issues ranging from priority entitlement, filing and prosecution matters to enforcement and damages. These changes and proposed reforms have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

—	cease selling, incorporating or using any of our pharmaceutical systems that incorporate the challenged intellectual property, which would adversely affect our revenue;

—	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

—	redesign our pharmaceutical systems, which would be costly and time-consuming.

We may be required to obtain rights to certain drugs

Some of the pharmaceutical systems that we may choose to develop may include proprietary drugs to which we do not have commercial rights. To complete the development and commercialization of pharmaceutical systems containing drugs to which we do not have commercial rights, we will be required to obtain rights to those drugs. We may not be able to do this at an acceptable cost, if at all. If we are not able to obtain required rights to commercialize certain drugs, we may not be able to complete the development of pharmaceutical systems which require use of those drugs. This could result in the cessation of certain development projects and the potential write-off of certain assets.

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

—	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

—	the risks associated with the assimilation of new technologies, operations, sites and personnel;

—	the diversion of resources from our existing business and technologies;

—	the inability to generate revenues to offset associated acquisition costs;

—	the requirement to maintain uniform standards, controls, and procedures; and

—	the impairment of relationships with employees and customers or third party collaborators as a result of any integration of new management personnel.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. TRANSDUR-Sufentanil patch, Remoxy, our second ORADUR-opioid, and CHRONOGESIC and other pharmaceutical systems we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our last review during the fourth quarter of 2007 and determined that goodwill was not impaired as of December 31, 2007. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2007, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

Our corporate headquarters, manufacturing facilities and personnel are located in a geographical area that is seismically active

Our corporate headquarters, primary manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes. Should such a natural disaster occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be destroyed.

Risks Related To Our Industry

The market for our pharmaceutical systems is rapidly changing and competitive, and new products or technologies developed by others could impair our ability to grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our pharmaceutical systems under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioids, Memryte and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Alpharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, QLT, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

—	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

—

the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including oral medication, transdermal drug delivery products such as drug patches, or external or implantable drug delivery products; and

—	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent these outstanding options are ultimately exercised, there will be dilution to investors. In addition, conversion of some or all of the $23.6 million aggregate principal amount of our 6.25% convertible subordinated notes that we issued in June and July 2003 will dilute the ownership interests of investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or debt securities or grant additional stock options to employees and consultants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may choose to purchase a portion of our convertible subordinated notes in exchange for shares of our common stock or pay note holders to convert out notes. These transactions could dilute existing stockholders, increase the volatility of our stock and consume our existing cash

To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of our outstanding Notes due June 2008 from time to time in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of $3.8 million. The issuance of shares of our common stock in any such additional transactions will dilute our existing investors. To the extent such shares are resold, such transactions may increase the volatility of our stock. Such transactions also consume our cash in a manner that may not benefit our stockholders.

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

—

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals, Nycomed or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

—

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our second ORADUR-opioid, Memryte, CHRONOGESIC or other pharmaceutical systems;

—	announcements of FDA non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process;

—

adverse actions taken by regulatory agencies with respect to our pharmaceutical systems, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

—	announcements of technological innovations, patents or new products by our competitors;

—	regulatory developments in the United States and foreign countries;

—	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

—	developments concerning our strategic alliances or acquisitions;

—	actual or anticipated variations in our operating results;

—	changes in recommendations by securities analysts or lack of analyst coverage;

—	deviations in our operating results from the estimates of analysts;

—	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

—	changes in accounting principles; and

—	loss of any of our key scientific or management personnel.

As of December 31, 2007, we had outstanding $23.6 million in convertible subordinated notes which are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

—	the election of directors;

—	the amendment of charter documents;

—	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

—	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

—	Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us

—

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration

Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	17,452 sq. ft.	Manufacturing	Lease expires 2008 (with an option to renew for an additional three years)

Pelham, AL	9,400 sq. ft	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the year ended December 31, 2007.

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

Year ended December 31, 2006	Common Stock Price
	Low	High
First Quarter	$4.07	$6.36
Second Quarter	3.62	6.32
Third Quarter	2.76	4.24
Fourth Quarter	3.77	5.00

Year ended December 31, 2007	Low	High
First Quarter	$3.89	$4.59
Second Quarter	3.78	4.87
Third Quarter	3.68	5.66
Fourth Quarter	5.00	6.90

The closing sale price of the common stock as reported on the Nasdaq Global Market on February 29, 2008 was $4.97 per share. As of that date there were approximately 152 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Biotechnology Index since December 31, 2002. The graph assumes that $100 was invested on December 31, 2002. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/02 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
DURECT CORPORATION	100.00	123.76	162.38	250.99	219.80	318.32
NASDAQ STOCK MARKET (U.S.)	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ BIOTECHNOLOGY	100.00	145.75	154.68	159.06	160.69	168.05

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data at December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$22,417	$13,786	$20,032	$7,437	$5,144
Product revenue, net	8,258	8,108	6,939	6,416	6,691
Revenue from sale of intellectual property rights	—	—	1,600	—	—

Total revenue	30,675	21,894	28,571	13,853	11,835

Operating expenses:
Cost of revenue	3,225	3,248	2,815	2,730	2,445
Research and development	38,342	37,241	29,141	24,390	20,738
Selling, general and administrative	13,618	12,417	11,034	9,793	8,588
Amortization of intangible assets	31	424	1,209	1,249	1,343

Total operating expenses	55,216	53,330	44,199	38,162	33,114

Loss from operations	(24,541)	(31,436)	(15,628)	(24,309)	(21,279)
Other income (expense):
Interest income and other	3,545	3,832	2,270	1,236	1,041
Interest expense	(2,625)	(3,436)	(4,363)	(4,546)	(2,460)
Debt conversion expense	(718)	(2,287)	(403)	—	—

Net other income (expense)	202	(1,891)	(2,496)	(3,310)	(1,419)

Loss before income taxes	(24,339)	(33,327)	(18,124)	(27,619)	(22,698)
Income tax provision	—	—	4	18	—

Net loss	$(24,339)	$(33,327)	$(18,128)	$(27,637)	$(22,698)

Basic and diluted net loss per share	$(0.35)	$(0.51)	$(0.34)	$(0.54)	$(0.45)
Shares used in computing basic and diluted net loss per share	70,483	65,961	53,719	51,507	50,510

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$62,016	$81,607	$90,997	$61,813	$85,167
Working capital	25,700	63,100	84,202	42,082	61,050
Total assets	84,020	102,485	117,414	85,468	112,407
Convertible subordinated notes	23,559	37,337	57,337	60,000	60,000
Other long-term liabilities, net of current portion	10,351	15,417	6,848	1,589	2,278
Stockholders’ equity	34,581	37,032	43,352	18,390	45,115

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, 2006, and 2005 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section and “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have five disclosed on-going product candidates in development of which four are in collaboration with third-party pharmaceutical companies. The following are our publicly announced product candidates in development:

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

In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $180.0 million upon achievement of

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR™, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

defined development, regulatory and sales milestones. We jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair. In the Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered an $8.0 million milestone payment by Nycomed to us under our agreement with Nycomed.

We have held an end-of-Phase II meeting with the FDA and are in dialogue with the FDA regarding our anticipated POSIDUR Phase III program.

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

In December 2007, Pain Therapeutics and King Pharmaceuticals announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the U.S. Food and Drug Administration’s (FDA) during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics has stated that they expect to file the NDA for Remoxy in the second quarter of 2008.

During 2006 and 2007, we also worked with King and Pain Therapeutics on the development of a second ORADUR abuse-resistant opioid product. In August 2006, King and Pain Therapeutics announced the initiation of a Phase I clinical trial for this ORADUR-based opioid drug candidate, and that the IND application for this drug candidate had been accepted by the FDA. In November 2006, Pain Therapeutics announced positive results from that Phase I clinical trial.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In 2005, we successfully completed a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain. In March 2005, we entered into an agreement with Endo Pharmaceuticals (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo commenced its Phase II program designed to evaluate the conversion of chronic pain patients treated with oral opioid products to TRANSDUR-Sufentanil in the second quarter of 2007.

ELADUR

Our transdermal bupivacaine patch (ELADUR) uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches.

In 2007, we successfully completed a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from post-herpetic neuralgia, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. We are currently conducting manufacturing scale-up and processing studies to secure additional Phase II and Phase III supplies, and are developing our clinical and regulatory strategy.

Other Programs

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

In October 2005, Voyager initiated a Phase III clinical trial for Memryte, but the Phase III trial was truncated by Voyager in order to get an early look at potential efficacy. In the second quarter of 2007, Voyager informed its shareholders that it has observed positive outcome trends among women, but no positive effect among men in Voyager’s truncated Phase III clinical trial for Memryte. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program. There can be no assurance that Voyager or any other party will continue development of Memryte.

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. We have granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada. In 2002, we completed a pilot Phase III clinical trial for CHRONOGESIC. Clinical trials have been suspended pending system redesign which is on-going. Our agreement with Endo can be terminated by Endo in the event that (i) we have not delivered to Endo on or before March 31, 2008 a written notice that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the agreement during the sixty-day period after our delivery of our notice, provided, that, in each case Endo delivers to us its written notice of termination prior to April 30, 2008. We will not complete the requisite pharmacokinetic trial by March 31, 2008, which will give Endo the right to terminate this agreement.

Biologics Programs

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

Research Programs in Other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system (CNS), including schizophrenia and attention deficit/hyperactivity disorder. Another area of focus includes cardiovascular disease, including congestive heart failure. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last two years, we generated substantially all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and POSIDUR. Due to the signing of the Nycomed agreement related to POSIDUR in November 2006, a small amount of collaborative research and development revenue was recognized in 2006 from the amortization of the upfront payment of $14.0 million received from Nycomed. In 2007 a full year of amortization was recognized. However, in contrast to our other collaborations, due to the terms and nature of this collaboration, we will not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we will record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

Product Revenues

We currently generate product revenue from the sale of two product lines:

—	ALZET® osmotic pumps for animal research use; and

—	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products.

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

Since our inception in 1998, we have had a history of operating losses. At December 31, 2007, we had an accumulated deficit of $239.7 million and our net losses were $24.3 million, $33.3 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation cost related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by the Company are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursable by the Company are recorded as an addition to the Company’s research and development expenses.

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

Goodwill is not amortized to expense but rather periodically assessed for impairment. The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. We assess the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

—	significant underperformance relative to expected historical or projected future operating results;

—	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

—	significant negative industry or economic trends;

—	significant decline in our stock price for a sustained period; and

—	our market capitalization relative to net book value.

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

We perform a review for impairment of goodwill at least annually in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill has been recorded through December 31, 2007. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by us effective January 1, 2007. Pursuant to FIN 48, the cumulative effects, if any, of applying FIN 48 would be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. We adopted FIN 48 effective January 1, 2007 as described in Note 12. The adoption of FIN 48 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us for the fiscal year ending December 31, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We do not believe that the adoption of SFAS 141R will have a material impact on our financial statements.

Results of Operations

Comparison of years ended December 31, 2007 and 2006

Revenues.    Net revenues were $30.7 million in 2007 compared to $21.9 million in 2006. The increase in total revenues in 2007 is primarily attributable to milestone revenue of $8.0 million recognized from our Nycomed collaboration related to POSIDUR as well as increased collaborative research and development revenue from Endo, from feasibility agreements with third parties and from the amortization of the Nycomed upfront fee, partially offset by decreased collaborative research and development revenue from Pain Therapeutics and Voyager.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $22.4 million of collaborative research and development and other revenue in 2007 compared to $13.8 million in 2006. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, amortization of upfront fees and milestone payments associated with the license agreements. The increase in collaborative research and development revenue in 2007 was primarily attributable to higher revenue recognized from amortization of the upfront fee received from Nycomed and $8.0 million of milestone payment in connection with our agreement for POSIDUR, and higher collaborative research and development revenue recognized in connection with increased development activities associated with TRANSDUR-Sufentanil (collaboration with Endo) and feasibility agreements, partially offset by decreased development activities for Remoxy and other opioids (collaboration with Pain Therapeutics) and Memryte (collaboration with Voyager), compared with 2006. We ceased to recognize collaborative research and development revenue related to Memryte from August 2006 because the collectibility of the amounts owed was not reasonably assured.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. We recognized $2.2 million in both 2007 and 2006 from amortization of the upfront fee. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in 2007 as collaborative research and development revenue from the amortization of the upfront fee was $3.1 million compared to $271,000 in 2006. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2007	2006
Collaborator
Nycomed(1)	$11,051	$271
Pain Therapeutics, Inc.	4,864	7,477
Endo Pharmaceuticals, Inc.(2)	4,818	4,438
Voyager Pharmaceutical Corporation	—	777
Others	1,684	823

Total collaborative research and development and other revenue	$22,417	$13,786

(1)	Amounts related to amortization of upfront fees were $3.1 million in 2007 and $271,000 in 2006, respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

(2)	Amounts related to amortization of upfront fees were $2.2 million for 2007 and 2006.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. We recorded $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in 2007 and $100,000 of milestone revenue from our collaboration with another third-party collaborator in 2006.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $8.3 million in 2007 compared with $8.1 million in 2006. The increase was primarily due to higher LACTEL polymer sales in 2007 compared with 2006. Alzet mini pump product sales remained comparable in both years. Beginning in 2008, we expect to generate initial product revenue from commercial production of certain excipients that are components of Remoxy.

Cost of revenues.    Cost of revenues was $3.2 million in 2007, essentially unchanged from $3.2 million in 2006. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our LACTEL polymer products. Stock based compensation expense related to cost of revenue was $130,000 recognized under SFAS 123(R) in 2007 compared with $75,000 in 2006.

As of December 31, 2007 and 2006, we had 23 and 22 manufacturing employees, respectively. We expect cost of revenue to increase in 2008 as we begin to generate product revenue from selling certain excipients that are components of Remoxy.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits and stock based compensation associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. In addition, research and development expenses incurred by the Company and reimbursed by Nycomed are recorded as a reduction to research and development expenses.

Research and development expenses were $38.3 million in 2007 and $37.2 million in 2006. The increase in 2007 was primarily attributable to higher employee costs (primarily related to stock based compensation) and higher development expenses for TRANSDUR-Sufentanil and other research programs, partially offset by lower development expenses for Remoxy and other ORADUR-based opioid product candidates, POSIDUR (due largely to the sharing of various research and development costs with Nycomed after signing our license agreement on November 29, 2006), ELADUR and CHRONOGESIC, compared with the same period in 2006. In 2007, the company recorded a net reduction of $5.0 million in research and development expenses related to POSIDUR compared with $426,000 in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR. The 2007 research and development figures include our recording $1.0 million in research and development expense associated with our payment of $1.0 million to Voyager in connection with our amended agreement with Voyager related to Memryte in the first quarter of 2007. The 2006 research and development figures include our recording $1.0 million as research and development expense associated with our payment of an upfront fee upon execution of a license agreement with Epicept. Stock-based compensation expense related to research and development personnel increased from $2.9 million in 2006 to $4.3 million in 2007.

POSIDUR

Our research and development expenses for POSIDUR decreased to $10.9 million in 2007 from $12.0 million in 2006 due to a higher net reduction in research and development expense related to POSIDUR under our agreement with Nycomed, partially offset by an increase in costs associated with the Phase II clinical program and contract manufacturing development activities.

Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $6.2 million in 2007 compared with $426,000 in 2006, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.2 million in 2007 compared with $0 in 2006, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $5.0 million in 2007 compared to $426,000 in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $5.1 million in 2007 from $6.9 million in 2006 primarily due to lower contract manufacturing expenses, partially offset by higher clinical trials expenses for a Phase II clinical trial in 2007.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $4.4 million in 2007 from $6.0 million in 2006 due to reduced formulation and clinical manufacturing activities for Remoxy and other ORADUR-based opioid projects performed by us in 2007 compared with 2006.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil increased to $2.8 million in 2007 from $2.2 million in 2006 due to slightly higher clinical manufacturing related activities performed in support of this product candidate.

Biologics Programs

Our research and development expenses for biologics programs increased to $3.2 million in 2007 from $2.8 million in 2006 due to higher external cost and employee related cost in support of our various programs for biologics.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $1.7 million in 2007 from $2.1 million in 2006 primarily due to lower external development expenses in 2007.

Memryte

Our research and development expenses for Memryte were $1.3 million in 2007 and $1.2 million in 2006. The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 in accordance with our amended license agreement with Voyager.

Other DURECT Research Programs

Our research and development expenses for all other activities increased to $8.9 million in 2007 from $4.0 million in 2006 primarily due to higher employee related costs and increased formulation development activities for other programs in 2007.

As of December 31, 2007, we had 117 research and development employees compared with 116 as of the corresponding date in 2006. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost under SFAS 123(R) related to research and development personnel.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year ended December 31,
	2007	2006
POSIDUR(1)	$10,924	$12,005
ELADUR	5,132	6,946
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	4,372	5,987
Biologics Programs	3,193	2,782
TRANSDUR-Sufentanil	2,843	2,189
CHRONOGESIC	1,719	2,104
Memryte	1,271	1,213
Others	8,888	4,015

Total research and development expenses(2)	$38,342	$37,241

(1)	Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $6.2 million and $427,000 in 2007 and 2006, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.2 million and $0 in 2007 and 2006, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was signed in November 2006.

(2)	Includes stock-based compensation expenses of $4.3 million and $2.9 million in 2007 and 2006, respectively.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $13.6 million in 2007 compared with $12.4 million in 2006. The increase in selling general and administrative expenses was primarily attributable to higher employee related costs (which in turn were largely a function of increased stock based compensation) as well as increased patent related expenses in 2007 compared with 2006. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $2.3 million in 2007 compared with $1.4 million in 2006.

As of December 31, 2007, we had 36 selling, general and administrative personnel compared with 34 as of the corresponding date in 2006. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent related costs, in employee related costs to support our business activities and in stock-based compensation costs related to selling, general and administrative personnel under SFAS 123(R).

Amortization of intangible assets.    Amortization of intangible assets was $31,000 in 2007 compared with $424,000 in 2006. The amortization of intangible assets decreased in 2007 as certain intangible assets became fully amortized in 2006. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In the fourth quarter of 2007, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we would be required to record an impairment charge to write the goodwill down to its estimated fair value.

In December 2007, we acquired from a third party a portfolio of worldwide patents relating to drug delivery technologies. We paid $100,000 to this third party upon execution of the agreement. We recorded $100,000 as intangible assets on our balance sheet as of December 31, 2007 and will amortize these patents over a useful life of 7 years.

The net amount of other intangible assets at December 31, 2007 was $180,000, which will be amortized as follows: $45,250 in each of the years ending December 31, 2008 and 2009, $32,300 for the year ending December 31, 2010, and $14,300 in each of the years ending December 31, 2011, 2012, 2013 and 2014. We periodically evaluate acquired intangible assets for impairment or obsolescence. Should the intangible assets become impaired or obsolete, we will write them down to their estimated fair value.

Other Income (Expense).    Interest and other income was $3.5 million in 2007 compared with $3.8 million in 2006. The decrease in interest income was primarily the result of lower average cash and investment balances in 2007 compared with 2006, partially offset by higher yields on our investments in 2007.

Interest expense was $2.6 million in 2007 compared with $3.4 million in 2006. The decrease in interest expense in 2006 was primarily due to lower remaining balances on our convertible notes in 2007 compared with 2006 due to the conversion of $13.7 million in aggregate principal amount of convertible notes in 2007.

Debt conversion expense was $718,000 in 2007 compared with $2.3 million in 2006. The debt conversion expense in 2007 was recorded in connection with the conversion of $13.7 million in aggregate principal amount of the 6.25% convertible notes into 4.4 million shares of our common stock in 2007. The debt conversion expense in 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock in 2006.

Income taxes.    Income tax provision was $0 in both 2007 and 2006. As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $180.3 million, which expire in the years 2018 through 2027 and federal research and development tax credits of approximately $3.5 million, which expire at various dates beginning in 2018 through 2027, if not utilized. As of December 31, 2007, we had net operating loss carryforwards for state income tax purpose of approximately $100.0 million, which expire in the years 2008 through 2017 and state research and development tax credits of approximately $3.5 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2007 and 2006, we had net deferred tax assets of $86.0 million and $76.1 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2006 and December 31, 2007. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently converted approximately $36.4 million of these notes as of December 31, 2007 into our common stock in 2005, 2006 and 2007. These transactions may also have resulted in a change of control or could result in a change of control in the future upon conversion of the notes to shares and subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study and that there could be additional changes in the future. If we have experienced a change of control at any time since its formation, utilization of its NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

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

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $13.8 million of collaborative research and development and other revenue in 2006 compared to

$20.0 million in 2005. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, amortization of upfront fees and milestone payments associated with the license agreements. The decrease in collaborative research and development and other revenue in 2006 was primarily attributable to our decreased development activities for Memryte (collaboration with Voyager) and TRANSDUR-Sufentanil (collaboration with Endo), partially offset by higher collaborative research and development revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid products (collaboration with Pain Therapeutics) compared with 2005. We ceased to recognize collaborative research and development revenue related to Memryte from August 2006 because the collectibility of the amounts owed was not reasonably assured.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. We recognized $2.2 million in 2006 compared with $1.8 million in 2005. The amount included in 2005 represented the amount recognized over the period from March 10, 2005 to December 31, 2005, since the license agreement with Endo relating to TRANSDUR-Sufentanil was executed on March 10, 2005. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in 2006 as collaborative research and development revenue from the amortization of the upfront fee was $271,000. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2006	2005
Collaborator
Pain Therapeutics, Inc.	$7,477	$4,873
Endo Pharmaceuticals, Inc.(1)	4,438	7,325
Voyager Pharmaceutical Corporation	777	7,046
Nycomed(2)	271	—
Others(3)	823	788

Total collaborative research and development and other revenue	$13,786	$20,032

(1)	Amounts related to amortization of upfront fees were $2.2 million and $1.8 million 2006 and 2005, respectively.

(2)	Amounts related to amortization of upfront fees were $271,000 in 2006 and $0 in 2005, respectively.

(3)	No service or license revenue in 2006. Includes $79,000 of service and $5,000 license revenues in 2005.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

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

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. We recorded $100,000 and $250,000 of milestone revenue from our collaborations with third-party collaborators in 2006 and 2005, respectively.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $8.1 million compared with $6.9 million in 2005. The increase was primarily due to higher product revenue from our ALZET mini pump product line due to a greater number of units sold and higher average selling price as well as slightly higher LACTEL polymer sales in 2006 compared with 2005.

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

Research and Development.    Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. In addition, research and development expenses incurred by us and reimbursed by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses were $37.2 million in 2006 and $29.1 million in 2005. The increase in 2006 was primarily attributable to higher employee costs and higher development expenses for POSIDUR, ELADUR, Remoxy and other ORADUR-based opioid products as well as certain internal projects, partially offset by lower development expenses for TRANSDUR-Sufentanil and Memryte, compared with 2005. In addition, we paid Epicept an upfront fee of $1.0 million, which we recognized as research and development expense in December 2006 upon execution of the license agreement. In 2006, the we recorded a reduction of $426,000 in research and development expenses representing 50% of the development expenses for POSIDUR which will be reimbursed by Nycomed since the execution of the agreement on November 29, 2006. Stock-based compensation expense related to research and development personnel increased from $237,000 in 2005 to $2.9 million in 2006 as a result of the adoption of SFAS 123(R) as of January 1, 2006.

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

As of December 31, 2006, we had 116 research and development employees compared with 86 as of the corresponding date in 2005.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year ended December 31,
	2006	2005
POSIDUR	$12,005	$7,878
ELADUR	6,946	1,262
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	5,987	3,634
Biologics Programs	2,782	656
TRANSDUR-Sufentanil	2,189	6,159
CHRONOGESIC	2,104	1,866
Memryte	1,213	5,679
Others	4,015	2,007

Total research and development expenses(1)	$37,241	$29,141

(1)	Includes stock-based compensation expenses of $2.9 million and $237,000 in 2006 and 2005, respectively.

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

The net amount of other intangible assets at December 31, 2006 was $111,000.

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

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $62.0 million, $81.6 million and $91.0 million at December 31, 2007, 2006 and 2005, respectively. This includes $1.0 million, $1.3 million and $2.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2007, 2006 and 2005, respectively, which primarily serve as collateral for letters of credit securing our leased facilities and Alabama State Industrial Development Bonds payments which were assumed by us as part of our acquisition of SBS (SBS Bonds). The letters of credit related to security deposit of the leased facilities and the SBS bonds will expire in December 2012 and November 2009, respectively.

The decrease in cash, cash equivalents and investments from 2006 to 2007 was primarily attributable to increased operating and capital expenditures, partially offset by an $8 million milestone payment from Nycomed and other payments received from our customers and third-party collaborators. The decrease in cash, cash equivalents and investments from 2005 to 2006 was primarily the result of increased operating expenses, partially offset by the upfront payment of $14.0 million from Nycomed as well as payments received from customers and third-party collaborators.

Working capital was $25.7 million, $63.1 million and $84.2 million at December 31, 2007, 2006 and 2005, respectively. The decrease in working capital from 2006 to 2007 was primarily attributable to the reclassification of convertible notes due June 2008 from a long term liability at December 31, 2006 to a current liability at December 31, 2007 as well as cash used in operating activities in 2007. The decrease in working capital from 2005 to 2006 was primarily attributable to higher expenditures related to our research and development efforts in general, and an increase in the purchases of certain long-term investments in 2006.

We used $18.3 million, $9.5 million and $7.2 million of cash in operating activities in the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash used in operating activities in 2007 was primarily due to higher operating expenses in our development programs and lower payments received from our collaborators compared with 2006, partially offset by an $8.0 million milestone payment received from Nycomed in 2007. The increase in cash used in operating activities in 2006 compared to 2005 was primarily attributable to higher operating expenses related to our research and development efforts, partially offset by the $14.0 million upfront fee received in connection with our November 2006 agreement with Nycomed related to POSIDUR.

We generated $13.1 million and $14.0 million of cash in investing activities in the years ended December 31, 2007 and 2005, respectively, and used $16.7 million of cash from investing activities in the year ended December 31, 2006. The increase in cash received in investing activities in 2007 was primarily due to higher net proceeds received from maturing of our investments compared with 2006, partially offset by higher purchases of property and equipment as well as patents in 2007. The increase in cash used in investing activities in 2006 compared with 2005 was primarily a result of higher purchases of investments in 2006.

We generated $1.3 million, $2.1 million and $38.7 million of cash from financing activities in the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in cash received from financing activities in 2007 was primarily due to lower proceeds from exercises of stock options compared with 2006. The decrease in cash received from financing activities in 2006 compared with 2005 was primarily due to the follow-on public equity offering in 2005, partially offset by higher proceeds in 2006 from exercises of stock options and purchases of our common stock under our employee stock purchase plan.

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

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of approximately $3.8 million. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of December 31, 2007, the remaining principal balance of our convertible subordinated notes was $23.6 million, which is due on June 15, 2008.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At December 31, 2007, the remaining principal payments of the bonds were $465,000.

We anticipate that cash used in operating activities will increase in the near future as we continue to research, develop, and manufacture our pharmaceutical systems. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	2013 and thereafter	Total
Convertible subordinated notes(1)	$24,275	$—	$—	$—	$—	—	$24,275
Long-term debt(1)	258	257	—	—	—	—	515
Capital lease(1)	52	52	52	12	—	—	168
Purchase commitments	100	850	1,500	500	500	3,000	6,450
Operating lease obligations	2,072	996	740	762	763	—	5,333

Total contractual cash obligations	$26,757	$2,155	$2,292	$1,274	$1,263	$3,000	$36,741

(1)	Includes principal and interest payments.

We also anticipate incurring capital expenditures of approximately $2.0 million over the next 12 months to purchase research and development and manufacturing equipment. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on the extent to which our convertible notes convert to common stock before they become due and payable in June 2008 and whether we enter into additional collaborative agreements in the near term, we may be required to raise additional capital through a variety of sources, including:

—	the public equity markets;

—	private equity financings;

—	collaborative arrangements; and/or

—	public or private debt.

There can be no assurance that our convertible notes will convert to common stock, we will enter into additional collaborative agreements in the near term or additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Since our convertible notes bear interest at a fixed rate of 6.25% per annum, the fair value of our convertible notes will fluctuate due to changes in interest rates and the price of our common stock.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2007, approximately 93% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 58% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2007 by year of maturity (dollars in thousands):

	2008	2009	2010	Total
Cash equivalents:
Fixed rate	$33,272	$—	$—	$33,272
Average fixed rate	5.83%	—	—	5.83%
Variable rate	$74	—	—	$74
Average variable rate	4.63%	—	—	4.63%
Short-term investments:
Fixed rate	$19,710	$—	—	$19,710
Average fixed rate	4.96%	—	—	4.96%
Long-term investments:
Fixed rate	$—	$3,697	$—	$3,697
Average fixed rate	—	4.71%	—	4.71%
Restricted investments:
Fixed rate	$626	$—	$394	$1,020
Average fixed rate	5.11%	—	2.62%	3.45%

Total investment securities	$53,682	$3,697	$394	$57,773

Average rate	5.13%	4.71%	2.62%	4.72%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2006 by year of maturity (dollars in thousands):

	2007	2008	2009	Total
Cash equivalents:
Fixed rate	$33,620	$—	$—	$33,620
Average fixed rate	5.30%	—	—	5.30%
Variable rate	$5,668	—	—	$5,668
Average variable rate	5.27%	—	—	5.27%
Short-term investments:
Fixed rate	$28,297	$—	—	$28,297
Average fixed rate	4.98%	—	—	4.98%
Long-term investments:
Fixed rate	$—	$9,474	$998	$10,472
Average fixed rate	—	4.16%	5.35%	4.33%
Restricted investments:
Fixed rate	$1,284	$—	$—	$1,284
Average fixed rate	3.26%	—	—	3.26%

Total investment securities	$68,870	$9,473	$998	$79,341

Average rate	5.02%	4.16%	5.35%	4.93%

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, to the financial statements, Durect Corporation changed its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2008

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
A S S E T S
Current assets:
Cash and cash equivalents	$37,589	$41,554
Short-term investments	19,710	28,297
Accounts receivable (net of allowances of $49 in 2007 and $1 in 2006)	3,622	2,152
Inventories	1,963	2,052
Prepaid expenses and other current assets	1,904	1,744

Total current assets	64,788	75,799
Property and equipment, net	7,658	7,451
Goodwill	6,399	6,399
Intangible assets, net	180	111
Long-term investments	3,697	10,472
Restricted investments	1,020	1,284
Other long-term assets	278	969

Total assets	$84,020	$102,485

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,834	$864
Accrued liabilities	5,499	4,522
Contract research liabilities	1,946	1,624
Deferred revenue, current portion	5,728	5,348
Convertible subordinated notes, current portion	23,599	—
Other short-term liabilities	482	341

Total current liabilities	39,088	12,699
Convertible subordinated notes, non-current portion	—	37,337
Deferred revenue, non-current portion	9,268	14,507
Other long-term liabilities	1,083	910
Commitments (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 74,107 and 69,213 shares issued and outstanding at December 31, 2007 and 2006, respectively	7	7
Additional paid-in capital	287,689	265,896
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income (loss)	50	(45)
Accumulated deficit	(239,685)	(215,346)

Stockholders’ equity	34,581	37,032

Total liabilities and stockholders’ equity	$84,020	$102,485

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Collaborative research and development and other revenue	$22,417	$13,786	$20,032
Product revenue, net	8,258	8,108	6,939
Revenue from sale of intellectual property rights	—	—	1,600

Total revenues	30,675	21,894	28,571

Operating expenses:
Cost of revenues(1)	3,225	3,248	2,815
Research and development(1)	38,342	37,241	29,141
Selling, general and administrative(1)	13,618	12,417	11,034
Amortization of intangible assets	31	424	1,209

Total operating expenses	55,216	53,330	44,199

Loss from operations	(24,541)	(31,436)	(15,628)
Other income (expense):
Interest and other income	3,545	3,832	2,270
Interest expense	(2,625)	(3,436)	(4,363)
Debt conversion expense	(718)	(2,287)	(403)

Net other income (expense)	202	(1,891)	(2,496)

Loss before income taxes	(24,339)	(33,327)	(18,124)
Income tax provision	—	—	4

Net loss	$(24,339)	$(33,327)	$(18,128)

Net loss per share, basic and diluted	$(0.35)	$(0.51)	$(0.34)

Shares used in computing basic and diluted net loss per share	70,483	65,961	53,719

(1) Stock-based compensation related to the following:
Cost of revenues	$130	$75	$—
Research and development	4,286	2,885	237
Selling, general and administrative	2,273	1,431	354

	$6,689	$4,391	$591

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	51,870	$5	$196,065	$(37)	$(4)	$(13,480)	$(268)	$(163,891)	$18,390
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	602	—	1,115	—	—	—	—	—	1,115
Repayment of notes receivable	—	—	—	37	—	—	—	—	37
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	42	—	250	—	—	—	—	—	250
Amortization of deferred stock compensation	—	—	—	—	4	—	—	—	4
Stock compensation related to modifications of employee stock option terms	—	—	336	—	—	—	—	—	336
Noncash charges related to equity securities issued to non-employees	—	—	251	—	—	—	—	—	251
Conversion of subordinated convertible notes	912	—	2,975	—	—	—	—	—	2,975
Secondary equity offering	8,183	1	38,065	—	—	—	—	—	38,066
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	—	(18,128)	(18,128)

Total comprehensive net loss									(18,072)

Balance at December 31, 2005 (carried forward)	61,609	$6	$239,057	$—	$—	$(13,480)	$(212)	$(182,019)	$43,352

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005 (carried forward)	61,609	$6	$239,057	$—	$—	$(13,480)	$(212)	$(182,019)	$43,352
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,105	—	2,428	—	—	—	—	—	2,428
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	150	—	500	—	—	—	—	—	500
Stock-based compensation expense from stock options and ESPP shares	—	—	4,431	—	—	—	—	—	4,431
Conversion of subordinated convertible notes	6,349	1	19,480	—	—	—	—	—	19,481
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	(33,327)	(33,327)

Total comprehensive net loss	—	—	—	—	—	—	—	—	(33,160)

Balance at December 31, 2006	69,213	$7	$265,896	$—	$—	$(13,480)	$(45)	$(215,346)	$37,032
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	533	—	1,498	—	—	—	—	—	1,498
Stock-based compensation expense from stock options and ESPP shares	—	—	6,687	—	—	—	—	—	6,687
Conversion of subordinated convertible notes	4,361	—	13,608	—	—	—	—	—	13,608
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	(24,339)	(24,339)

Total comprehensive net loss									(24,244)

Balance at December 31, 2007	74,107	$7	$287,689	$—	$—	$(13,480)	$50	$(239,685)	$34,581

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(24,339)	$(33,327)	$(18,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,287	2,039	1,960
Amortization	31	424	1,209
Stock-based compensation	6,689	4,391	591
Loss on impairment and disposal of fixed assets	31	34	245
Inventory write-off	167	100	86
Debt conversion expense	—	—	403
Changes in assets and liabilities:
Accounts receivable	(1,470)	2,336	(2,007)
Inventories	(82)	(64)	(204)
Prepaid expenses and other assets	402	2,411	(1,745)
Accounts payable	970	(971)	177
Accrued liabilities	1,591	1,522	1,051
Contract research liability	322	206	864
Interest payable on convertible notes	(35)	(52)	(18)
Deferred revenue	(4,859)	11,472	8,305

Total adjustments	6,044	23,848	10,917

Net cash used in operating activities	(18,295)	(9,479)	(7,211)
Cash flows from investing activities
Purchase of property and equipment	(2,545)	(2,220)	(2,397)
Purchase of intangible assets	(100)	—	—
Purchase of available-for-sale securities	(33,458)	(56,254)	(13,852)
Proceeds from sales of available-for-sale securities	1,032	—	—
Proceeds from maturities of available-for-sale securities	48,147	41,823	30,234

Net cash provided by (used in) investing activities	13,076	(16,651)	13,985

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(34)	(86)	(292)
Payment on long term debt	(210)	(200)	(190)
Net proceeds from issuances of common stock through secondary offering	—	—	38,066
Net proceeds from issuances of common stock and stockholders’ notes	1,498	2,428	1,152

Net cash provided by financing activities	1,254	2,142	38,736

Net (decrease) increase in cash and cash equivalents	(3,965)	(23,988)	45,510
Cash and cash equivalents at beginning of year	41,554	65,542	20,032

Cash and cash equivalents at end of year	$37,589	$41,554	$65,542

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—	$4

Cash paid for interest	$2,236	$2,413	$3,753

Cash paid upon debt conversion	$718	$2,287	$—

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for acquisition of APT	$—	$500	$250

Conversion of convertible subordinated notes for common stock	$13,738	$20,000	$2,663

The accompanying notes are an integral part of these financial statements.

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

Reclassifications

Certain prior period amounts related to milestone revenue and stock-based compensation expenses in the statements of operations have been reclassified to conform to current period presentation. Such reclassification did not impact the Company’s net loss or financial position.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

The Company invests its excess cash in debt instruments of government agencies and corporations, and money market funds with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities with the objectives of maintaining safety and liquidity, while maximizing yield.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2007, three customers accounted for 36%, 19% and 16% of the Company’s net accounts receivable. At December 31, 2006, three customers accounted for 22%, 20% and 16% of the Company’s net accounts receivable.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, which accounted for 21%, 29% and 20% of total revenues in fiscal years 2007, 2006 and 2005, respectively.

In fiscal year 2007, Nycomed, Pain Therapeutics and Endo accounted for 36%, 16% and 16% of the Company’s total revenues, respectively. In fiscal year 2006, Pain Therapeutics, Endo and Voyager accounted for 34%, 20% and 4% of the Company’s total revenues, respectively. In fiscal year 2005, Pain Therapeutics, Endo and Voyager accounted for 17%, 26% and 25% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2007, 2006 and 2005 is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$16,589	$18,535	$25,869
Japan	1,111	1,236	916
Europe	12,344	1,382	953
Other	631	741	833

Total	$30,675	$21,894	$28,571

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$161	$185
Work in-process	747	711
Finished goods	1,055	1,156

Total inventories	$1,963	$2,052

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

—	significant underperformance relative to expected historical or projected future operating results;

—	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

—	significant negative industry or economic trends;

—	significant decline in our stock price for a sustained period; and

—	a significant change in our market capitalization relative to net book value.

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2007, there have been no material impairment losses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The adoption of SFAS 123(R) had no impact on cash flows from operations or financing activities.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. See Note 11 for further information regarding stock-based compensation.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Collaborator
Nycomed(1)	$11,051	$271	$—
Pain Therapeutics, Inc	4,864	7,477	4,873
Endo Pharmaceuticals, Inc.(2)	4,818	4,438	7,325
Voyager Pharmaceutical Corporation	—	777	7,046
Others(3)	1,684	823	788

Total collaborative research and development and other revenue	$22,417	$13,786	$20,032

(1)	Amounts related to amortization of upfront fees were $3.1 million, $271,000 and $0 in 2007, 2006 and 2005, respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

(2)	Amounts related to amortization of upfront fees were $2.2 million, $2.2 million and $1.8 million in 2007, 2006 and 2005, respectively.

(3)	Amount includes service and license revenues of $0 in 2007 and 2006, and $84,000 in 2005, respectively.

The Company amortizes upfront fees on a straight-line basis over the period in which the Company has continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between the Company and its third-party collaborator.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by the Company are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursed by the Company are recorded as additional research and development expenses.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
POSIDUR	$10,924	$12,005	$7,878
ELADUR	5,132	6,946	1,262
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	4,372	5,987	3,634
Biologics Programs	3,193	2,782	656
TRANSDUR-Sufentanil	2,843	2,189	6,159
CHRONOGESIC	1,719	2,104	1,866
Memryte	1,271	1,213	5,679
Others	8,888	4,015	2,007

Total research and development expenses	$38,342	$37,241	$29,141

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale securities, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Year Ended December 31,
	2007	2006	2005
Net loss	$(24,339)	$(33,327)	$(18,128)
Net change in unrealized gain on available-for-sale investments, net of tax	95	167	56

Comprehensive loss	$(24,244)	$(33,160)	$(18,072)

The component of accumulated other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Unrealized gain (loss) on available-for-sale investments, net of tax	$50	$(45)

Accumulated other comprehensive income (loss)	$50	$(45)

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006	2005
Net loss	$(24,339)	$(33,327)	$(18,128)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding and used in computing basic and diluted net loss per share	70,483	65,961	53,719

Basic and diluted net loss per share	$(0.35)	$(0.51)	$(0.34)

The computation of diluted net loss per share for the fiscal year ended December 31, 2007 excludes the impact of options to purchase 11.6 million shares of common stock, warrants to purchase 770 shares of common stock and 10.2 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2007, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2006 excludes the impact of options to purchase 9.5 million shares of common stock, warrants to purchase 770 shares of common stock and 14.5 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2006, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2005 excludes the impact of options to purchase 8.0 million shares of common stock, warrants to purchase 770 shares of common stock and 18.7 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2005, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities on the balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the statements of operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and has been adopted by us effective January 1, 2007. Pursuant to FIN 48, the cumulative effects, if any, of applying FIN 48 would be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company adopted FIN48 effective January 1, 2007 as described in Note 12. The adoption of FIN 48 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company does not believe that the adoption of SFAS 141R will have a material impact on its financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Strategic Agreements

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement (“the Agreement”) with Nycomed Danmark, APS (“Nycomed”). Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. The Company will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events.

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control and fund the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. In 2007 and 2006, the Company recorded a net reduction of $5.0 million and $427,000, respectively, in research and development expenses representing a net reimbursement from Nycomed in order that both parties bore 50% of the development expenses for POSIDUR. In addition, the Company recognized $3.1 million and $271,000 million in 2007 and 2006, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. The Company recorded $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in 2007 compared to $0 in 2006.

Agreements with Endo Pharmaceuticals

CHRONOGESIC

In November 2002, the Company entered into a development, commercialization and supply license agreement with Endo Pharmaceuticals, Inc. (“Endo”) under which the companies will collaborate on the development and commercialization of CHRONOGESIC for the U.S. and Canada. The agreement was amended in January 2004, in November 2004, January 2006 and April 2007 to take into account the increase in the CHRONOGESIC development program timeline due to DURECT’s implementation of necessary design and manufacturing enhancements. In connection with the execution of the agreement in November 2002, Endo purchased 1,533,742 shares of newly issued common stock of DURECT at an aggregate purchase price of approximately $5.0 million. Under the terms of the agreement, as amended, DURECT will be responsible for CHRONOGESIC’s design and development. Endo shall not be responsible for any development costs for the CHRONOGESIC development product prior to May 1, 2008. Commencing on May 1, 2008, unless the agreement is earlier terminated by Endo, Endo will fund 50% of the ongoing development costs and will

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

reimburse the Company for a portion of our prior development costs for the product upon the achievement of certain milestones. Development-based milestone payments made by Endo under this agreement could total up to $52.0 million. Under the agreement, Endo has licensed exclusive promotional rights to the CHRONOGESIC product in the U.S. and Canada. Endo will be responsible for marketing, sales and distribution, including providing specialty sales representatives dedicated to supplying technical and training support for CHRONOGESIC therapy and will pay for product launch costs. The Company will be responsible for the manufacture of the CHRONOGESIC product. If commercialized, the Company will share profits from the commercialization of CHRONOGESIC in the U.S. and Canada with Endo based on the financial performance of the CHRONOGESIC product. The agreement provides each party with specified termination rights. In particular, the agreement can be terminated by Endo in the event that (i) DURECT has not delivered to Endo on or before March 31, 2008 a written notice (Notice) that a human pharmacokinetic trial had been completed with CHRONOGESIC, together with a full study report of the results of the trial or (ii) Endo, determines, in its sole discretion, to terminate the Agreement during the sixty-day period after DURECT’s delivery of the notice, provided, that, in each case Endo delivers to DURECT its written notice of termination prior to April 30, 2008. The Company will not complete the requisite pharmacokinetic trial by March 31, 2008, which will give Endo the right to terminate this agreement. The Company did not receive any payments or recognize any collaborative research and development revenue in the years ended December 31, 2007, 2006 and 2005.

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

Pursuant to the agreement, Endo was obligated to pay an upfront, nonrefundable fee of $10.0 million. In April 2005, Endo paid the Company the $10.0 million upfront fee. Endo is also obligated to pay to the Company additional payments of up to approximately $35.0 million in the aggregate if predetermined regulatory and commercial milestones are achieved. In addition, Endo reimburses the Company for all qualified research and development expenses incurred for TRANSDUR-Sufentanil. If commercialized, Endo will also pay the Company product royalties based on the net sales of TRANSDUR-Sufentanil under the agreement. The Company has the right to co-promote TRANSDUR-Sufentanil under terms specified in the agreement. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Endo shall have the right to terminate the agreement at any time without cause subject to a specified notice period and due to adverse product events, legal impediment or the issuance of a final, non-appealable court order enjoining Endo from selling TRANSDUR-Sufentanil in the U.S. and Canada as a result of an action for patent infringement by a third party, provided that in the latter instance, the Company will be required to pay Endo a termination fee ranging from $5.0 million to $10.0 million, depending on the date of termination.

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. For the years

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

ended December 31, 2007, 2006 and 2005, the Company recognized $2.2 million, $2.2 million and $1.8 million, respectively in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue recognized under this arrangement was $4.8 million, $4.4 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $4.9 million, $7.5 million and $4.9 million in 2007, 2006 and 2005, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (“Voyager”). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectibility of amounts owed was not reasonably assured. Total collaborative research and development revenue recognized under the agreement with Voyager was $0, $777,000 and $7.0 million in 2007, 2006 and 2005, respectively.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product rights are sublicensed to a third party. As a part of the amendment, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to us for previously provided services.

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

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (“ALZA”) for certain product development rights, patent rights, and other know-how relating to the DUROS system. The Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with our initial public offering in 2000, to ALZA in connection with this agreement and is required to pay ALZA a royalty on the net sales of products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company, excluding research and development funding.

In April 2000, ALZA and the Company amended and restated their development and commercialization agreement. This amendment includes a reduction in product royalties and upfront payments to ALZA by the Company under the agreement. As consideration for these amendments, ALZA received 1,000,000 shares of the Company’s common stock and, subject to conditions on exercise, a warrant to purchase 1,000,000 shares of common stock at an exercise price of $12.00 per share. The deemed fair value of the stock and the warrant was $13.5 million. This value was recorded as additional paid-in capital and deferred royalties and commercial rights, included as a contra-equity account in the statement of stockholders’ equity, and will be amortized as royalty expense and sales and marketing expense, respectively, as associated product sales commence. This warrant expired in September 2004, which was the fourth anniversary after the warrant first became exercisable. The Company will periodically evaluate the recoverability of these amounts and assess whether any indicators of impairment have occurred. Indicators of impairment for products under the agreement may include: failure to complete product development, unfavorable outcomes from clinical trials, suspension of clinical trial activities, failure to receive approval from the FDA, and/or lack of market acceptance.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In the years ended December 31, 2007, 2006, and 2005, the Company incurred development expenses of $0 for work performed by ALZA.

Patent Assignment

On August 8, 2005, the Company entered into a Purchase Agreement and an Option Agreement with Intervet Inc. (collectively the “Agreements”). Under the Agreements, in addition to other covenants, rights and obligations specified to each party, the Company assigned to Intervet its entire right, title and interest to a U.S. patent, previously jointly owned by the parties, and Intervet agreed to pay the Company $1.6 million. The Company received the payment of $1.6 million from Intervet in August 2005 and recognized the $1.6 million as revenue in the year ended December 31, 2005 as the Company does not have continuing obligations under the purchase agreement except for the on-going de minimus assistance the Company would provide to Intervet with respect to the maintenance of such patent. The Company did not receive any payments or recognize any revenue from patent assignments in the years ended December 31, 2007 and 2006.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Intangible Assets

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,540)	$60
Patents	566	(446)	120
Other intangible assets	3,260	(3,260)	—

Total	$7,426	$(7,246)	$180

	December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,517)	$83
Patents	466	(438)	28
Other intangible assets	3,260	(3,260)	—

Total	$7,326	$(7,215)	$111

In December 2007, the Company entered a Patent Assignment Agreement and acquired from a third party a portfolio of worldwide patents relating to drug delivery technologies. The Company paid $100,000 to this third party upon execution of the agreement. In connection with this agreement, the Company recorded $100,000 as intangible assets on its balance sheet as of December 31, 2007 and will amortize these patents over a useful life of 7 years.

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2007 was $180,000, which will be amortized as follows: $45,250 in each of the years 2008 and 2009, $32,300 in 2010, and $14,300 in each of the years from 2011 to 2014. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2007. The Company evaluates goodwill for impairment at least annually. In 2007, 2006 and 2005 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

5.    Financial Instruments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its debt agreements approximate their fair values. As of December 31, 2007 and 2006, the fair value of the Company’s convertible notes was $49.1 million and $56.8 million, respectively, compared with the carrying value of $23.6 million and $37.3 million, respectively. The fair value of the convertible notes was obtained through quoted market prices.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$74	$—	$—	$74
Certificates of deposit	394	—	—	394
Commercial paper	8,992	—	(1)	8,991
Corporate bonds and notes	7,948	32	—	7,980
Federal agency debt securities	40,315	19	—	40,334

	$57,723	$51	$(1)	$57,773

Reported as:
Cash and cash equivalents	$33,338	$9	$(1)	$33,346
Short-term investments	19,688	22	—	19,710
Long-term investments	3,677	20	—	3,697
Long-term restricted investments	1,020	—	—	1,020

	$57,723	$51	$(1)	$57,773

	December 31, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,669	$—	$—	$5,669
Certificates of deposit	394	—	—	394
Commercial paper	32,506	5	—	32,511
Corporate bonds and notes	29,818	6	(23)	29,801
Federal agency debt securities	10,999	—	(33)	10,966

	$79,386	$11	$(56)	$79,341

Reported as:
Cash and cash equivalents	$39,284	$5	$(1)	$39,288
Short-term investments	28,318	6	(27)	28,297
Long-term investments	10,500	—	(28)	10,472
Long-term restricted investments	1,284	—	—	1,284

	$79,386	$11	$(56)	$79,341

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity (in thousands):

	2007
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$53,653	$53,683
Mature after one year through five years	4,070	4,090

	$57,723	$57,773

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2007 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$5,309	$(1)

	$5,309	$(1)

There were no securities that have unrealized loss for more than 12 months.

The follow is a summary of unrealized losses for available-for-sale securities at December 31, 2006 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$32,506	$—
Corporate bonds and notes	24,818	(14)
Federal agency debt securities	5,500	(14)

	$62,824	$(28)

	Unrealized Loss for More than 12 Months
	Fair Value	Unrealized Loss
Corporate bonds and notes	$5,000	$(9)
Federal agency debt securities	5,499	(19)

	$10,499	$(28)

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In February 2006, the Company entered into a Note and Warrant Repurchase Agreement with Sinexus. Per the agreement, Sinexus repurchased from DURECT the note and warrant originally issued to DURECT in November 2003 at a purchase price of $150,000. Upon the closing of this agreement, both parties agreed that Sinexus has no outstanding obligations to DURECT and the note and warrant were cancelled in their entirety. The Company recognized $150,000 as other income which was included in interest and other income in its statement of operations in 2005.

7.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Equipment	$13,469	$12,404
Leasehold improvement	9,042	8,083
Construction-in-progress	327	395

	22,838	20,882
Less accumulated depreciation and amortization	(15,180)	(13,431)

Property and equipment, net	$7,658	$7,451

Depreciation expense was $2.3 million, $2.0 million and $2.0 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, no equipment was collateralized as security for equipment financing facilities. Depreciation expense was $39,580, $34,035 and $0 in 2007, 2006 and 2005 for capital lease assets, respectively.

8.    Restricted Investments

In July 2001, the Company deposited $2.4 million in investment grade securities with the same institution to guarantee bonds assumed in the acquisition of SBS (see Note 10). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time, or the bond’s maturity date in November 2009. From 2002 to 2007, as allowed under the guarantee agreement, a total of approximately $1.7 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007 and 2006, the Company had $1.0 million and $1.3 million, respectively, recorded as restricted investments in connection with the above items.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In September and October 2007, the Company entered into privately negotiated transactions with holders of the Company’s 6.25% convertible subordinated notes, pursuant to which such holders elected to convert $13.7 million in principal amount of such notes into an aggregate of 4,361,265 shares of common stock, at the conversion rate originally set forth in the indenture for such notes. The Company made cash payments to such holders of $981,890, which amount satisfies the future interest payments due on such notes until maturity of $858,625 plus a small premium for early conversions.

As a result of these conversions, the Company recorded $718,000 in debt conversion expense in its statement of operations in 2007. The debt conversion expense represents the difference between our cash payment of $981,890 to the holders and the interest expense accrued on the $13.7 million of notes converted from the last interest payment date to the dates of conversions. The conversions were recorded as a reduction of $13.7 million of short-term liabilities, a reduction of other short-term assets of $130,000 attributable to the related unamortized debt issuance costs and an increase of $13.7 million to shareholders’ equity

As of December 31, 2007, the remaining principal balance of the Company’s 6.25% Convertible Subordinated Notes due 2008 was $23.6 million, which is due on June 15, 2008. The Company may enter into similar transactions from time to time with holders of the convertible notes if the Company is able to do so on acceptable terms and depending on capital markets conditions.

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. From 2002 to 2007, as allowed under the guarantee agreement, a total of approximately $1.8 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time. As of December 31, 2007, the remaining principal payments total $465,000.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Leases

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2009 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	17,452 sq. ft.	Manufacturing	Lease expires 2008 (with an option to renew for an additional three years)

Pelham, AL	9,400 sq. ft	Office, Laboratory and Manufacturing	Lease expires 2009 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.0 million, $2.5 million and $2.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum payments under these noncancelable leases and long-term obligations are as follows (in thousands):

Year ending December 31,	Bond Maturities	Operating Leases
2008	225	2,072
2009	240	996
2010	—	740
2011	—	762
Thereafter	—	763

	$465	$5,333

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

As of December 31, 2007, we had an outstanding exercisable warrant to purchase 770 shares of common stock at $8.50 per share. The warrant was issued in connection with an Exclusive Trademark License and Assignment Agreement. The value of the warrant was immaterial. The warrant expires in 2011.

As of December 31, 2007, shares of common stock reserved for future issuance consisted of the following:

December 31, 2007
Warrants outstanding	770
Stock options outstanding	11,481,967
Stock options available for grant	4,671,788
Employee Stock Purchase Plan	392,647
Convertible subordinated notes	7,491,746

24,038,918

A summary of stock option activity under all stock-based compensation plans during the year ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2004	8,611,995	$3.93
Options granted	491,102	$4.03
Options exercised	(446,867)	$1.95
Options cancelled and forfeited	(1,085,084)	$4.90

Outstanding at December 31, 2005	7,571,146	$3.92

Options granted	3,778,705	$4.88
Options exercised	(909,453)	$2.24
Options forfeited	(738,929)	$3.36
Options expired	(182,871)	$9.46

Outstanding at December 31, 2006	9,518,598	$4.40	7.37	$8.8

Options granted	2,853,346	$4.37
Options exercised	(353,110)	$2.40
Options forfeited	(406,052)	$4.32
Options expired	(130,815)	$8.33

Outstanding at December 31, 2007	11,481,967	$4.41	7.09	$26.4

Exercisable at December 31, 2007	5,296,113	$4.53	5.72	$13.3

Vested at December 31, 2007	9,499,412	$4.41	6.83	$22.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s common stock. Total intrinsic value of options exercised is $890,000, $2.1 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Since inception, the Company had recorded aggregate deferred compensation charges of $11.2 million in connection with stock options granted to employees and directors, including $918,000 recorded at the time of the Company’s acquisition of SBS in April 2001 for the assumption of outstanding stock options granted to employees and directors of that company. The Company has amortized or reversed (due to employee terminations) approximately $11.2 million of deferred compensation charges through December 31, 2005. Employee stock-based compensation expense, net of reversal, was $4,000 in 2005.

Total stock-based compensation expense related to modification of employee stock option terms was $0 in 2007 and 2006 and $336,000 in 2005.

The weighted-average grant-date fair value of all options granted with exercise price equal to fair market value was $3.35 in 2007, $3.84 in 2006 and $2.69 in 2005. There were no options granted with exercise prices lower than fair market value in 2007, 2006 and 2005.

In 2007, 2006 and 2005, the Company issued options to purchase 1,500, 3,000 and 38,800 shares of common stock to several third party consultants in exchange for services, respectively. In connection with these options to purchase common stock, the Company recorded non-cash charges of $6,000, $10,000 and $205,000 in its statement of operations for the years ended December 31, 2007, 2006 and 2005. The Company has no non-cash charges related to the modification of non-employee stock options in its statement of operations for the year ended December 31, 2007, 2006 and 2005, respectively.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2007, the Company had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the statements of operations was $6.7 million, $4.4 million and $591,000 for the year ended December 31, 2007, 2006 and 2005. Stock-based compensation cost capitalized as part of inventory for the year ended December 31, 2007 was $37,000.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

be no less than 100% of the fair market value per share on the date of grant. The option price of a nonstatutory stock option that is granted to any other person shall be no less than 85% of the fair market value per share on the date of grant.

In January 2000, the Company ceased granting options from the 1998 Stock Option Plan. As of December 31, 2007, options to purchase 19,000 shares of common stock were outstanding under this plan. In addition, all of such options were exercisable and vested as of that date.

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

As of December 31, 2007, 4,429,913 shares of common stock were available for future grant and options to purchase 10,883,689 shares of common stock were outstanding under the 2000 Stock Plan.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, 434,000 shares of common stock were available for future grant and options to purchase 449,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2007, there were no shares of common stock available for future grant and options to purchase 130,278 shares of common stock were outstanding under the 1993 SBS Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2007, 392,647 shares of common stock were available for future grant and 882,353 shares of common stock have been issued under the employee stock purchase plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006 (in thousands).

	Year ended December 31, 2007	Year ended December 31, 2006
Cost of revenue	$130	$75
Research and development	4,286	2,885
Selling, general and administrative	2,273	1,431

Total stock-based compensation	$6,689	$4,391

As of December 31, 2007 and 2006, $37,000 and $ 41,000 of stock-based compensation cost was capitalized in inventory on the balance sheets, respectively.

The following table illustrates the effect on the Company’s net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in those periods.

Year Ended December 31, 2005
Net loss	$(18,128)
Add (Deduct): Stock-based employee compensation expense included in reported net loss	340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,470)

Pro forma net loss	$(21,258)

Net loss per share:
Basic and diluted—as reported	$(0.34)

Basic and diluted—pro forma	$(0.40)

Because we had a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
Stock Options
Risk-free rate	3.6-5.0%	4.3-5.1%	3.7-4.4%
Expected dividend yield	—	—	—
Expected term (in years)	6.25	6.25	3.5-4.97
Volatility	81-89%	90-94%	90-102%
Forfeiture rate	14.7%	17.2%	—

	Year ended December 31,
	2007	2006	2005
Employee Stock Purchase Plan
Risk-free rate	3.8-5.0%	4.7-5.1%	3.4-4.4%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	50-59%	54-82%	53-100%

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the years ended December 31, 2007, 2006 and 2005. The estimated weighted average fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 was $3.35, $3.84 and $2.46 per share, respectively. The total fair value of options vested during the year ended December 31, 2007 was $7.2 million.

There were 179,567, 194,492 and 155,744 shares granted under our employee stock purchase plan during the years ended December 31, 2007, 2006 and 2005, respectively. Included in the statement of operations for the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

year ended December 31, 2007 was $641,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under the Company’s employee stock purchase plan.

As of December 31, 2007, $9.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.47 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding					Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted— Average Remaining Contractual Life		Weighted— Average Exercise Price	Number of Options Exercisable	Weighted— Average Exercise Price
		(In years	)
$ 0.35 – 2.51	1,825,952	5.4		$1.95	1,353,592	$1.94
$ 2.57 – 3.20	1,558,632	6.67		$3.13	1,127,485	$3.12
$ 3.22 – 3.79	1,236,475	7.27		$3.48	652.500	$3.39
$ 3.82 – 4.24	385,195	7.58		$3.94	217,170	$3.91
$ 4.34 – 4.34	2,279,137	9.02		$4.34	—	$—
$ 4.35 – 5.26	906,500	8.49		$4.78	232,501	$4.77
$ 5.27 – 5.27	1,842,963	7.99		$5.27	459,202	$5.27
$ 5.38 – 11.13	1,222,113	4.58		$8.02	1,028,663	$8.37
$11.59 – 13.00	210,000	3.01		$11.71	210,000	$11.71
$13.56 – 13.56	15,000	2.95		$13.56	15,000	$13.56

$0.35 – 13.56	11,481,967	7.09		$4.41	5,296,113	$4.53

The Company received $849,000, $2.0 million and $874,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Under the Black-Scholes option-pricing model, the Company historically estimated the expected life of options using its best estimate of employee exercise behavior at the time. This estimate considered the vesting period for the employee stock options and a reasonable assumption about the post-vesting holding period. In anticipation of adopting SFAS 123(R) on January 1, 2006, the Company updated this estimate to reflect more recent historical experience of employee stock option exercises and cancellations. The Company included the updated expected life of option assumption for option grants made during the fourth quarter of 2005.

For the purposes of pro forma disclosures, the estimated fair value of the stock based awards is amortized to expense over the vesting period for options and the offering period for stock purchases under the Employee Stock Purchase Plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

12.    Income Taxes

Income tax provision was $0, $0 and $4,000 in 2007, 2006 and 2005. Income tax provision of $4,000 in 2005 was due to state income taxes paid for API in Alabama in 2005.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. federal taxes (benefit) at statutory rate	$(8,275)	$(11,331)	$(6,162)
State taxes	—	—	4
Unutilized net operating loss	6,556	9,956	5,884
Non-deductible stock compensation	1,310	1,008	—
Other	409	367	278

Total	$—	$—	$4

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$66,913	$59,009
Research and other credits	5,937	2,974
Capitalized research and development expenses	3,758	3,643
Deferred revenue	5,762	7,887
Other	3,659	2,541

Total deferred tax assets	86,027	76,054
Valuation allowance for deferred tax assets	(86,027)	(76,054)

Net deferred tax assets	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.0 million and $11.3 million during 2007 and 2006, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $180.3 million, which expire in the years 2018 through 2027 and federal research and development tax credits of approximately $3.5 million which expire at various dates beginning in 2018 through 2027, if not utilized.

As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purpose of approximately $100.0 million, which expire in the years 2008 through 2017, if not utilized, and state research and development tax credits of approximately $3.5 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions of FIN 48. At January 1, 2007 and December 31, 2007, the Company had unrecognized tax benefits of approximately $2.5 million and $3.0 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
Balance at January 1, 2007	$2,462
Increases (decrease) related to prior year tax positions	—
Increases related to current year tax positions	528
Settlements	—
Reductions due to lapse of applicable statute of limitations	—

Balance at December 31, 2007	$2,990

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2007.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$5,726	$5,211	$13,432	$6,108	$4,932	$5,134	$6,585	$5,441
Net loss	$(8,767)	$(6,258)	$(479)	$(8,735)	$(7,882)	$(8,583)	$(7,211)	$(9,751)
Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.01)	$(0.14)	$(0.11)	$(0.12)	$(0.10)	$(0.14)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited Durect Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Durect Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Durect Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Durect Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2007 of Durect Corporation and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2008

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

None

PART III

The definitive proxy statement for our 2008 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description

2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (2).

3.3	Amended and Restated Certificate of Incorporation of the Company (1).

3.5	Amended and Restated Bylaws of the Company (1).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series B-1 Preferred Stock (1).

3.7	Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock (1).

4.2	Second Amended and Restated Investors’ Rights Agreement (1).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (3).

Number	Description

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (1).

10.2	1998 Stock Option Plan (1).

10.3	2000 Stock Plan (1).

10.4	2000 Employee Stock Purchase Plan (1).

10.5	2000 Directors’ Stock Option Plan (1).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28,1999 (1).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (1).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (1).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (1).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (1).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (1).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (1).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (1).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (1).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (1).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (1).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (1).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (1).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (1).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (1).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (5).

10.26	Lease between Sobrato Development Companies #850 and the Company (6).

Number	Description

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (4).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (4).

10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002. (7).

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (7).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (7).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002.(8)

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002.(8)

10.34**++	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002.(8)

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004.(9)

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005.(9)

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004.(9)

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004.(10)

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004. (10)

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004.(11)

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005.(12)

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005.(13)

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005.(14)

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005.(14)

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc.(15)

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005.(15)

Number	Description

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006. (16)

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006. (16)

10.49**	License Agreement between the Company and Epicept Corporation dated as of December 20, 2006. (16)

12.1	Ratio of Earnings to Fixed Charges.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

(8)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 14, 2003.

(9)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 11, 2004.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2004.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 5, 2004.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on May 6, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2005.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on October 13, 2005.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 16, 2006.

(16)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 15, 2007.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

++	Refiled with additional disclosure previously treated as confidential.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at beginning of the year	Provision	Write- Offs	Balance at end of the year
December 31, 2007
Allowance for doubtful accounts	$1	$58	$(10)	$49
December 31, 2006
Allowance for doubtful accounts	$128	$(36)	$(91)	$1
December 31, 2005
Allowance for doubtful accounts	$208	$48	$(128)	$128

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 13, 2008

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

Signature	Title	Date

/S/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/S/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 13, 2008

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer	March 13, 2008

/S/ SIMON X. BENITO Simon X. Benito	Director	March 13, 2008

/S/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 13, 2008

/S/ MICHAEL D. CASEY Michael D. Casey	Director	March 13, 2008

/S/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 13, 2008

Signature	Title	Date

/S/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 13, 2008

/S/ JON S. SAXE Jon S. Saxe	Director	March 13, 2008