Form 10-Q
period 2008-03-31
DURECT CORP
filed 2008-05-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2008, there were 74,145,556 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,913	$37,589
Short-term investments	12,979	19,710
Accounts receivable (net of allowances of $60 and $49, respectively)	3,434	3,622
Inventories	2,437	1,963
Prepaid expenses and other current assets	1,824	1,904

Total current assets	54,587	64,788
Property and equipment, net	7,323	7,658
Goodwill	6,399	6,399
Intangible assets, net	194	180
Long-term investments	5,473	3,697
Restricted investments	1,018	1,020
Other long-term assets	277	278

Total assets	$75,271	$84,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$1,834
Accrued liabilities	4,946	5,499
Contract research liability	989	1,946
Deferred revenue, current portion	5,330	5,728
Convertible subordinated notes	23,599	23,599
Other short-term liabilities	841	482

Total current liabilities	36,915	39,088
Deferred revenue, non-current portion	7,958	9,268
Other long-term liabilities	1,044	1,083
Commitments Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	290,200	287,689
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	107	50
Accumulated deficit	(247,480)	(239,685)

Stockholders’ equity	29,354	34,581

Total liabilities and stockholders’ equity	$75,271	$84,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2008	2007
Collaborative research and development and other revenue	$4,269	$3,458
Product revenue, net	2,169	2,268

Total revenues	6,438	5,726
Operating expenses:
Cost of revenues (1)	822	860
Research and development (1)	9,634	10,352
Selling, general and administrative (1)	3,879	3,538
Amortization of intangible assets	11	7

Total operating expenses	14,346	14,757

Loss from operations	(7,908)	(9,031)
Other income (expense):
Interest and other income	568	978
Interest expense	(455)	(714)

Net other income	113	264

Net loss	$(7,795)	$(8,767)

Net loss per share, basic and diluted	$(0.11)	$(0.13)

Shares used in computing basic and diluted net loss per share	74,113	69,231

(1) Stock-based compensation related to the following:

Cost of revenues	$35	$34
Research and development	1, 607	1,156
Selling, general and administrative	775	668

Total stock-based compensation	$2,417	$1,858

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(7,795)	$(8,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663	540
Stock-based compensation	2,417	1,858
Changes in assets and liabilities:
Accounts receivable	188	(2,522)
Inventories	(459)	13
Prepaid expenses and other assets	81	293
Accounts payable	(624)	58
Accrued liabilities and other long-term liabilities	(593)	(967)
Contract research liability	(957)	1,501
Interest payable on convertible notes	369	584
Deferred revenue	(1,708)	(1,404)

Total adjustments	(623)	(46)

Net cash used in operating activities	(8,418)	(8,813)

Cash flows from investing activities
Purchases of property and equipment	(316)	(511)
Purchase of intangible assets	(25)	—
Purchases of available-for-sale securities	(7,234)	(10,700)
Proceeds from maturities of available-for-sale securities	12,248	11,749

Net cash provided by investing activities	4,673	538

Cash flows from financing activities
Payments on term loan and equipment financing obligations	(10)	(8)
Net proceeds from issuances of common stock through exercise of options	79	115

Net cash provided by financing activities	69	107

Net decrease in cash and cash equivalents	(3,676)	(8,168)
Cash and cash equivalents, beginning of the period	37,589	41,554

Cash and cash equivalents, end of the period	$33,913	$33,386

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

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2008, the operating results for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The balance sheet as of December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts related to inventories in the notes to unaudited condensed financial statements have been reclassified within the inventories category. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Raw materials	$337	$157
Work in process	750	666
Finished goods	1,350	1,140

Total inventories	$2,437	$1,963

During the three months ended March 31, 2008, the Company began commercial manufacturing of certain key excipients that are integral to Remoxy™ with the intention of selling such excipients to King Pharmaceuticals and included approximately $384,000 of the related inventory in its balance sheet as of March 31, 2008.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Collaborator
Pain Therapeutics, Inc.	$2,148	$1,353
Endo Pharmaceuticals, Inc. (1)	798	1,196
Nycomed (2)	763	763
Others	560	146

Total collaborative research and development revenue	$4,269	$3,458

Notes:

(1)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended March 31, 2008 and 2007.
(2)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended March 31, 2008 and 2007. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2008	2007
ELADUR	$2,062	$1,411
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	1,871	1,124
POSIDUR (1)	1,855	2,995
Biologics Programs	912	567
TRANSDUR-Sufentanil	322	656
CHRONOGESIC	61	761
Memryte	—	1,154
Others	2,551	1,684

Total research and development expenses (2)	$9,634	$10,352

(1)	In the three months ended March 31, 2008 and 2007, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $771,000 and $2.2 million, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2008 and 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $300,000 and $150,000, respectively, which were accounted for as additional research and development expenses.

(2)	Includes stock-based compensation expenses of $1.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale securities, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended March 31,
	2008	2007
Net loss	$(7,795)	$(8,767)
Net change in unrealized gain on available-for-sale investments	57	28

Comprehensive loss	$(7,738)	$(8,739)

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

	Three months ended March 31,
	2008	2007
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	15,717	11,609
Convertible notes	7,492	11,853
Warrants	1	1

Total	23,210	23,463

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

Income taxes

The Company had no income tax expense in the three months ended March 31, 2008 and 2007. As of December 31, 2007, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $180.3 million, which expire in the years 2018 through 2027 and federal research and development tax credits (R&D credits) of approximately $3.5 million, which expire at various dates beginning in 2018 through 2027, if not utilized. As of December 31, 2007, the Company had net operating loss carryforwards for state income tax purpose of approximately $100.0 million, which expire in the years 2008 through 2017 and state research and development tax credits of approximately $3.5 million, which do not expire.

Because realization of such tax benefits is uncertain, the Company provided a 100% valuation allowance as of December 31, 2007 and March 31, 2008. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, the Company issued $60.0 million of convertible notes in 2003 and subsequently converted approximately $36.4 million of these notes into our common stock in 2005, 2006 and 2007. These transactions may also have resulted in a change of control or could result in a change of control in the future upon conversion of the notes to shares and subsequent disposition of the shares.

The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since its formation due to the significant complexity and cost associated with such a study, and due to the fact that there could be additional changes in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company does not believe that the adoption of SFAS 157 had a material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The Company does not believe that the adoption of SFAS 159 had a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of EITF 07-3 had a material impact on its financial statements.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. The Company recorded a net reduction of $771,000 and $2.2 million for the three months ended March 31, 2008 and 2007, respectively, in research and development expenses representing a net reimbursement from Nycomed in order that both parties bore 50% of the development expenses for POSIDUR. In addition, the Company recognized $763,000 million for the three months ended March 31, 2008 and 2007, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006.

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

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. For each of the three months ended March 31, 2008 and 2007, the Company recognized $547,000 in collaborative research and development revenue related to this upfront fee. Total collaborative research and development revenue recognized under this arrangement was $798,000 and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $2.1 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (“Voyager”). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectibility of amounts owed was not reasonably assured. Total collaborative research and development revenue recognized under the agreement with Voyager was $0 for each of the three months ended March 31, 2008 and 2007.

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

Agreement with EpiCept Corporation

On December 20, 2006, the Company entered into a license agreement with EpiCept Corporation (“EpiCept”) that will provide the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, will pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses. This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (“ALZA”), which has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use, and obligates the Company to pay ALZA a royalty on the net sales of the Company’s DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company with respect to such DUROS-based products. In connection with the execution of the Agreement, the Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with the Company’s initial public offering in 2000. The Company issued ALZA an additional 1,000,000 shares of the Company’s common stock in connection with an amendment of the Agreement in April 2000. This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,546)	$54
Patents	591	(451)	140
Other intangibles	3,260	(3,260)	—

Total	$7,451	$(7,257)	$194

	December 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,540)	$60
Patents	566	(446)	120
Other intangibles	3,260	(3,260)	—

Total	$7,426	$(7,246)	$180

The net amount of intangible assets at March 31, 2008 was $194,000, which will be amortized as follows: $36,500 in the nine months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at March 31, 2008 and December 31, 2007. In the fourth quarter of 2007, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on our financial position and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of our financial assets that were measured on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds	$—	$111	$—	$111
Certificates of Deposit	—	394	—	394
Commercial Paper	—	17,514	—	17,514
Corporate Debts	—	9,683	—	9,683
U.S. Government Agencies	—	23,656	—	23,656

Total	$—	$51,358	$—	$51,358

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial.

Note 5. Stock-Based Compensation

As of March 31, 2008, the Company has five stock-based employee compensation plans, which have not changed in 2007 or 2008. The employee stock-based compensation cost that has been included in the statements of operations was $2.4 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three months ended March 31, 2008 and 2007, respectively (in thousands).

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cost of revenues	$35	$34
Research and development	1,607	1,156
Selling, general and administrative	775	668

	$2,417	$1,858

As of March 31, 2008 and 2007, $72,000 and $44,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility in developing our estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2008 and 2007:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Risk-free rate	2.7-3.0%	4.5-4.8%	3.8-5.0%	4.7-5.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6.25	1.25	1.25
Volatility	81-82%	87-90%	50-59%	54-82%
Forfeiture rate	12.9%	14.7%	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward looking statements in this Form 10-Q may be identified by words such as “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions and include, without limitation:

•	Statements about the intended uses and therapeutic benefits of POSIDUR, Remoxy, TRANSDUR-Sufentanil, ELADUR, Memryte and CHRONOGESIC;

•	Statements about the timing, status and completion of current and anticipated clinical trials and regulatory milestones;

•	Statements about potential payments to us under agreements with Nycomed, Endo, Pain Therapeutics, and Voyager; and

•	Statements about anticipated future financial performance, including revenues, costs, and cash balances.

For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” included elsewhere in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission. 1

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical systems based on proprietary drug delivery technology platforms. We are developing and intend to commercialize pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we seek to achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration and providing sustained drug delivery.

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

POSIDUR™ (SABER™-Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is our patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post surgical pain control in most patients.

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

In December 2007, Pain Therapeutics and King Pharmaceuticals announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the U.S. Food and Drug Administration’s (FDA) during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics has stated that they expect to file the NDA for Remoxy in the second quarter of 2008. In the first quarter of 2008, we continued to execute on our activities supporting the filing of the Remoxy NDA, and we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components.

We have also worked with King and Pain Therapeutics on the development of ORADUR-based abuse-resistant opioid products in addition to Remoxy. In November 2006, Pain Therapeutics announced positive results from the Phase I clinical trial of an ORADUR-based opioid drug candidate. In addition, Pain Therapeutics has stated that it expects to file an Investigational New Drug application (IND) for a new ORADUR-based abuse-resistant opioid in 2008.

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

ELADUR™ (TRANSDUR-Bupivacaine)

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

During the first quarter of 2008, we continued to conduct manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies, and are developing our clinical and regulatory strategy.

Other Programs

Memryte™

In July 2002, we entered into a development and commercialization agreement, amended in January 2007 with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment.

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

CHRONOGESIC® (sufentanil) Pain Therapy System

The CHRONOGESIC (sufentanil) Pain Therapy System is an osmotic implant that is intended to continuously deliver sufentanil for an extended duration. CHRONOGESIC is intended to treat chronic pain, and is based on the DUROS® System, a miniature osmotic pump capable of continuously delivering drugs for up to a year in duration. In 2002, we completed a pilot Phase III clinical trial for CHRONOGESIC. Clinical trials have been suspended pending system redesign which is on-going. We granted to Endo exclusive commercialization rights for CHRONOGESIC in the U.S. and Canada pursuant to a Development, Commercialization and Supply License Agreement dated November 2002, which was terminated by Endo effective April 17, 2008, thus returning the rights to the product candidate back to us.

Biologics Programs

The proteins and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are difficult to use as drugs. If these molecules are given orally, they are often digested before they can have an effect; if given by injection, they may be destroyed by the body’s natural processes before they can reach their intended sites of action. The body’s natural elimination processes require frequent, high dose injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited, and advanced drug delivery systems such as we possess are required to realize the full potential of many of these protein and peptide drugs. We have active programs underway to apply our drug delivery systems to various biotechnology drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last two and one-quarter years, we generated the majority of all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and POSIDUR. Since the signing of the Nycomed agreement related to POSIDUR in November 2006, we have recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million received from Nycomed. However, in contrast to our other collaborations, due to the terms and nature of this collaboration, we will not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we will record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

Product Revenues

We currently generate product revenue from the sale of two product lines:

•	ALZET® osmotic pumps for animal research use; and

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products.

Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party collaborators to develop product candidates based on our drug delivery technologies.

Since our inception in 1998, we have had a history of operating losses. At March 31, 2008, we had an accumulated deficit of $247.5 million. Our net loss for the three months ended March 31, 2008 was $7.8 million. Our losses were $24.3 million, $33.3 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent and employee related costs to support our business activities. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility in developing our estimate of expected volatility. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We do not believe that the adoption of SFAS 157 had a material impact on our financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. We do not believe that the adoption of SFAS 157 had a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. We do not believe that the adoption of SFAS 159 had a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of EITF 07-3 had a material impact on our financial statements.

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

Results of Operations

Three months ended March 31, 2008 and 2007

Revenues. Net revenues were $6.4 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase in total revenues is primarily attributable to higher collaborative research and development revenue recognized from our agreement with Pain Therapeutics and from feasibility agreements with various third parties, partially offset by lower collaborative research and development revenue from Endo and lower product revenue in the three months ended March 31, 2008.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $4.3 million of collaborative research and development revenue for the three months ended March 31, 2008 compared to $3.5 million for the same period in 2007. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The increase in collaborative research and development revenue in the three months ended March 31, 2008 was primarily attributable to higher revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics) and from certain feasibility agreements, partially offset by lower collaborative research and development revenue recognized in connection with our agreement for TRANSDUR-Sufentanil (collaboration with Endo) compared with the same period in 2007.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three months ended March 31, 2008 and 2007, we recognized $547,000 in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the each of the three months ended March 31, 2008 and 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Collaborator
Pain Therapeutics	$2,148	$1,353
Endo (1)	798	1,196
Nycomed (2)	763	763
Others	560	146

Total collaborative research and development revenue	$4,269	$3,458

(1)	Amounts shown include the amortization of up-front fees equal to $547,000 for each of the three months ended March 31, 2008 and 2007.

(2)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended March 31, 2008 and 2007. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

We recognized $31,000 in revenue from service contracts in the three months ended March 31, 2008 compared to $0 in the three months ended March 31, 2007. Service contract revenues recognized in 2008 were related to certain polymer related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer product line. Net product revenues were $2.2 million in the three months ended March 31, 2008 compared to $2.3 million for the same period in 2007. The decrease was primarily due to lower product revenue from our LACTEL polymer product line, partially offset by higher product revenue from our ALZET product line in the three months ended March 31, 2008, compared with the same period in 2007.

Cost of revenues. Cost of revenues was $822,000 and $860,000 for the three months ended March 31, 2008 and 2007, respectively. Cost of product revenue were $807,000 and $860,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in the cost of product revenue in the three months ended March 31, 2008 was primarily the result of higher manufacturing efficiencies achieved by our ALZET product line. Cost of service revenue was $15,000 and $0 for the three months ended March 31, 2008 and 2007, respectively due to an increase in our service contract revenue related to our polymer business in 2008. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenues was $35,000 and $34,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and 2007, we had 24 and 20 manufacturing employees, respectively. We expect cost of revenue to increase in 2008 as we begin to generate product revenue from selling certain excipients that are components of Remoxy.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.6 million and $10.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in the three months ended March 31, 2008 was primarily attributable to decreased clinical trial expenses for POSIDUR, decreased expense related to the development of Memryte (primarily $1.0 million paid in connection with our amended agreement with Voyager in the first quarter of 2007), decreased development costs associated with CHRONOGESIC and TRANSDUR-Sufentanil, partially offset by higher development costs associated with Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, ELADUR, our biologics programs and other research programs compared with the same period in 2007 as more fully discussed below. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

ELADUR

Our research and development expenses for ELADUR increased to $2.1 million in the three months ended March 31, 2008 from $1.4 million in the same period in 2007 primarily due to higher employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies for this product candidate.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $1.9 million in the three months ended March 31, 2008 from $1.1 million in the same period in 2007 due to increased NDA support activities for Remoxy as well as additional formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates.

POSIDUR

Our research and development expenses for POSIDUR decreased to $1.9 million in the three months ended March 31, 2008 from $3.0 million in the same period in 2007 due to lower costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $771,000 and $2.2 million in the three months ended March 31, 2008 and 2007, respectively, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $300,000 and $150,000 in the three months ended March 31, 2008 and 2007, respectively, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $471,000 and $2.0 million in the three months ended March 31, 2008 and 2007. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

Biologics Programs

Our research and development expenses for biologics programs increased to $912,000 in the three months ended March 31, 2008 from $567,000 in the same period in 2007 due to higher external costs and employee related costs in support of these programs.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $322,000 in the three months ended March 31, 2008 from $656,000 in the same period in 2007 due to lower technology transfer activities performed in support of this drug candidate.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $61,000 in the three months ended March 31, 2008 from $761,000 in the same period in 2007 primarily due to lower employee related costs and external development expenses.

Memryte

Our research and development expenses for Memryte decreased to $0 in the three months ended March 31, 2008 from $1.1 million in the same period in 2007 primarily since we did not engage in any development activities related to Voyager in the first quarter of 2008. The reported research and development expense in the first quarter of 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Voyager.

Other DURECT Research Programs

Our research and development expenses for all other programs increased to $2.6 million in the three months ended March 31, 2008 from $1.7 million in the same period in 2007 primarily due to higher employee related costs and increased formulation and clinical development activities for other programs.

As of March 31, 2008, we had 117 research and development employees compared with 114 as of the corresponding date in 2007. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2008	2007
ELADUR	$2,062	$1,411
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	1,871	1,124
POSIDUR (1)	1,855	2,995
Biologics Programs	912	567
TRANSDUR-Sufentanil	322	656
CHRONOGESIC	61	761
Memryte	—	1,154
Others	2,551	1,684

Total research and development expenses (2)	$9,634	$10,352

(1)	In the three months ended March 31, 2008 and 2007, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $771,000 and $2.2 million, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2008 and 2007, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $300,000 and $150,000, respectively, which were accounted for as additional research and development expenses.

(2)	Includes stock-based compensation expenses of $1.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.9 million for the three months ended March 31, 2008, compared to $3.5 million for the same period in 2007. The increase in the three months ended March 31, 2008 was primarily attributable to higher patent related costs as we continue to expand our patent portfolio and higher stock based compensation expense. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $775,000 and $668,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, we had 38 selling, general and administrative personnel compared with 34 as of the corresponding date in 2007. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent related costs and in employee related costs to support our business activities.

Amortization of intangible assets. Amortization of intangible assets was $11,000 and $7,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The amortization of intangible assets increased in the three months ended March 31, 2008 as we acquired additional patents in the fourth quarter of 2007 and the first quarter of 2008. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2007, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of intangible assets at March 31, 2008 was $194,000, which will be amortized as follows: $36,500 in the nine months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $568,000 for the three months ended March 31, 2008, compared with $978,000 for the same period in 2007. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three months ended March 31, 2008 compared with the same period in 2007.

Interest expense was $455,000 and $714,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense in the three months ended March 31, 2008 was primarily due to lower remaining balances on our convertible notes in the first quarter of 2008 compared with the same period of 2007 due to the conversion of $13.7 million in aggregate principal amount of convertible notes in the third and fourth quarters of 2007.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $53.4 million at March 31, 2008 compared to $62.0 million at December 31, 2007. These balances include $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2008 and December 31, 2007. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2008 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $17.7 million and $25.7 million at March 31, 2008 and December 31, 2007, respectively. The decrease was primarily attributable to our operating expenditures in the three months ended March 31, 2008.

We used $8.4 million of cash for operations for the three months ended March 31, 2008 compared to $8.8 million for the corresponding period in 2007. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the decreases in net loss and increase in accounts receivable from our third party collaborators for the three months ended March 31, 2008, partially offset by decreases in contract research liability and accounts payable compared to the same period in 2007.

We received $4.7 million of cash from investing activities for the three months ended March 31, 2008 compared to $538,000 for the corresponding period in 2007. The increase in cash provided by investing activities was primarily due to higher net proceeds received from the maturing of our investments and a decrease in purchases of short-term and long-term investments for the three months ended March 31, 2008 compared to the same period in 2007.

We received $69,000 of cash from financing activities for the three months ended March 31, 2008 compared to $107,000 for the corresponding period in 2007. The decrease was primarily due to lower proceeds from exercises of stock options in the three months ended March 31, 2008 compared to the same period in 2007.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes. The notes bear interest at a fixed rate of 6.25% per annum and are due on June 15, 2008. The notes are convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semi-annually in arrears in June and December, although the final interest payment is not due if a holder elects to convert to equity at the maturity date. We received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The convertible subordinated notes are unsecured obligations of ours and are subordinate to any secured debt we currently have or any future senior debt we may have. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of approximately $3.8 million. We may enter into similar transactions from time to time with holders of our convertible notes if we are able to do so on acceptable terms and depending on capital market conditions. As of March 31, 2008, the remaining principal balance of our convertible subordinated notes was $23.6 million, which is due on June 15, 2008.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2008, the remaining principal payments of the bonds were $465,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the three months ended March 31, 2008, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

We also anticipate incurring capital expenditures of approximately $2.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate meaningful revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on the extent to which our convertible notes convert to common stock before they become due and payable in June 2008 and whether we enter into additional collaborative agreements in the near term, we may be required to raise additional capital through a variety of sources, including:

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of March 31, 2008, approximately 87% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 62% of our investment portfolio matures less than 90 days from the date of purchase. Since our convertible notes bear interest at a fixed rate of 6.25% per annum, the fair value of our convertible notes will fluctuate due to changes in interest rates and the price of our common stock.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2008 by year of maturity (dollars in thousands):

	2008	2009	2010	Total
Cash equivalents:
Fixed rate	$31,777	$—	$—	$31,777
Average fixed rate	2.30%	—	—	2.30%
Variable rate	$111	$—	$—	$111
Average variable rate	3.19%	—	—	3.19%
Short-term investments:
Fixed rate	$11,970	$1,008	$—	$12,978
Average fixed rate	4.61%	4.95%	—	4.65%
Long-term investments:
Fixed rate	$—	$4,053	$1,420	$5,473
Average fixed rate	—	4.09%	3.42%	3.93%
Restricted investments:
Fixed rate	$625	$—	$394	$1,019
Average fixed rate	2.78%	—	2.62%	2.67%

Total investment securities	$44,483	$5,061	$1,814	$51,358

Average rate	3.16%	4.12%	2.88%	3.29%

ITEM 4.	Controls and Procedures

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

In addition to the other information in this Form 10-Q, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects. Changes to our risk factors contained below relate primarily to updates in the development of our product candidates, financial condition and intellectual property position.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Other than for Remoxy, we have not yet selected the drug dosages nor finalized the formulation or the system design of any of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, our ORADUR-based opioid drug candidates besides Remoxy, Memryte and CHRONOGESIC, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our ORADUR-based opioid drug candidates besides Remoxy, Memryte, CHRONOGESIC or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•	POSIDUR—A Phase IIb clinical trial was completed and an end of Phase II meeting was held with the FDA. We are currently in dialogue with the FDA regarding our POSIDUR Phase III program.

•	TRANSDUR-Sufentanil Patch—Our collaborator Endo has commenced its Phase II clinical program for TRANSDUR-Sufentanil for the U.S. and Canadian markets.

•	ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007.

•	Second ORADUR—Opioid Drug Candidate under Pain Therapeutics/King alliance—In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, CHRONOGESIC, and the ORADUR-based opioid drug candidates beyond Remoxy. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioid drug candidates, Memryte and CHRONOGESIC. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2008, had an accumulated deficit of approximately $247.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are required to repay our convertible subordinated notes due June 15, 2008, we may have to take steps to defer programs and costs, and raise additional financing from the sale of equity or debt securities or otherwise restructure our existing debt obligations

As of March 31, 2008, we had approximately $23.6 million in short-term convertible subordinated notes which mature and are due in June 2008, $132,000 in equipment financing obligations and $465,000 in bonds payable. Our substantial indebtedness, which totaled $24.2 million at March 31, 2008 has impacted and will continue to impact us by:

•	making it more difficult to obtain additional financing;

•	requiring interest payments to service the debt; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. If the market price of our common stock on June 15, 2008, the due date of our notes, is around or below $3.15 per share, it will be highly unlikely that the holders of a large percentage of our outstanding convertible subordinated notes will convert such securities to equity in accordance with their existing terms, in which case we will be required to pay the balance of outstanding convertible notes and the accrued interest in cash which will materially diminish our cash position. As of March 31, 2008, we had cash, cash equivalents and investments of $53.4 million. We expect to use substantially all of these assets to fund our on-going operations over the next few years.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to TRANSDUR-Sufentanil, Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced or not materialize, and our development products related to those agreements may not be commercialized.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Endo related to the development, promotion and distribution of TRANSDUR-Sufentanil in the United States and Canada once such product is approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics, Nycomed and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids, POSIDUR and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our other ORADUR-based opioid drug candidates, Memryte and CHRONOGESIC) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our other ORADUR-based opioid drug candidates and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2008, we held 50 issued U.S. patents and 283 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 93 pending U.S. patent applications and have filed 99 patent applications under the Patent Cooperation Treaty, from which 540 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in the year 2012.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. TRANSDUR-Sufentanil patch, Remoxy, our other ORADUR-based opioid drug candidates, and CHRONOGESIC and other pharmaceutical systems we have under development contain opioids which are classified as Schedule II controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

•

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our other ORADUR-based opioid drug candidates, Memryte, CHRONOGESIC or other pharmaceutical systems;

•	announcements of FDA non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process;

•

adverse actions taken by regulatory agencies with respect to our pharmaceutical systems, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

As of March 31, 2008, we had outstanding $23.6 million in convertible subordinated notes which are convertible into shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, subject to adjustment and will bear interest at a rate of 6.25% per annum. If substantial amounts of our common stock issued upon conversion of our promissory notes or otherwise were to be sold in the public market, the market price of our common stock could fall. In addition, the existence of our convertible subordinated notes may encourage short selling by market participants. The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

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

Date: May 8, 2008

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: May 8, 2008