Form 10-Q
period 2008-06-30
DURECT CORP
filed 2008-08-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of July 31, 2008, there were 81,769,675 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,445	$37,589
Short-term investments	10,859	19,710
Accounts receivable (net of allowances of $47 and $49, respectively)	3,080	3,622
Inventories	2,653	1,963
Prepaid expenses and other current assets	1,723	1,904

Total current assets	49,760	64,788
Property and equipment, net	6,988	7,658
Goodwill	6,399	6,399
Intangible assets, net	182	180
Long-term investments	4,259	3,697
Restricted investments	1,018	1,020
Other long-term assets	274	278

Total assets	$68,880	$84,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$1,834
Accrued liabilities	6,812	5,499
Contract research liability	678	1,946
Deferred revenue, current portion	5,768	5,728
Convertible subordinated notes	—	23,599
Other short-term liabilities	425	482

Total current liabilities	14,432	39,088
Deferred revenue, non-current portion	6,649	9,268
Other long-term liabilities	982	1,083
Commitments
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	316,345	287,689
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	23	50
Accumulated deficit	(256,079)	(239,685)

Stockholders’ equity	46,817	34,581

Total liabilities and stockholders’ equity	$68,880	$84,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Collaborative research and development and other revenue	$3,867	$11,408	$8,136	$14,866
Product revenue, net	2,436	2,024	4,605	4,292

Total revenues	6,303	13,432	12,741	19,158

Operating expenses:
Cost of revenues (1)	982	778	1,804	1,638
Research and development (1)	9,898	9,630	19,532	19,982
Selling, general and administrative (1)	4,074	3,683	7,953	7,221
Amortization of intangible assets	12	8	23	15

Total operating expenses	14,966	14,099	29,312	28,856

Loss from operations	(8,663)	(667)	(16,571)	(9,698)
Other income (expense):
Interest and other income	368	908	936	1,886
Interest and other expense	(304)	(720)	(759)	(1,434)

Net other income	64	188	177	452

Net loss	$(8,599)	$(479)	$(16,394)	$(9,246)

Net loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.22)	$(0.13)

Shares used in computing basic and diluted net loss per share	75,430	69,364	74,772	69,298

(1) Stock-based compensation related to the following:

Cost of revenues	$31	$33	$66	$67
Research and development	1,360	1,097	2,967	2,253
Selling, general and administrative	674	555	1,449	1,223

Total stock-based compensation	$2,065	$1,685	$4,482	$3,543

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(16,394)	$(9,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342	1,152
Stock-based compensation	4,482	3,543
Changes in assets and liabilities:
Accounts receivable	542	(9,506)
Inventories	(675)	13
Prepaid expenses and other assets	185	(81)
Accounts payable	(1,085)	259
Accrued and other liabilities	1,235	1,023
Contract research liability	(1,268)	544
Interest payable on convertible notes	(62)	—
Deferred revenue	(2,579)	(2,644)

Total adjustments	2,117	(5,697)

Net cash used in operating activities	(14,277)	(14,943)

Cash flows from investing activities
Purchases of property and equipment	(649)	(1,455)
Purchase of intangible assets	(25)	—
Purchases of available-for-sale securities	(10,234)	(11,756)
Proceeds from maturities of available-for-sale securities	18,498	18,249

Net cash provided by investing activities	7,590	5,038

Cash flows from financing activities
Payments on equipment financing obligations	(19)	(17)
Net proceeds from issuances of common stock	562	599

Net cash provided by financing activities	543	582

Net decrease in cash and cash equivalents	(6,144)	(9,323)
Cash and cash equivalents, beginning of the period	37,589	41,554

Cash and cash equivalents, end of the period	$31,445	$32,231

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

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2008, the operating results for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The balance sheet as of December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts related to milestone revenue in the statements of operations have been reclassified to collaborative research and development and other revenues. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June, 30 2008	December 31, 2007
	(unaudited)
Raw materials	$560	$157
Work in process	1,012	666
Finished goods	1,081	1,140

Total inventories	$2,653	$1,963

During the first six months of 2008, the Company began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second quarter of 2008 the Company made its first shipment of these materials to meet the production requirements of King Pharmaceuticals, which has rights to commercialize Remoxy upon approval by the FDA. The Company included approximately $737,000 of these materials as inventory in its balance sheet as of June 30, 2008.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

Milestone payments under collaborative arrangements are recognized as collaborative research and development revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone as defined in the agreement. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if we have no future performance obligations related to that milestone payment.

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Collaborator
Pain Therapeutics, Inc.	$1,861	$423	$4,009	$1,776
Endo Pharmaceuticals, Inc. (1)	836	1,302	1,634	2,499
Nycomed Danmark, APS (2)	763	8,763	1,525	9,525
Others	407	920	968	1,066

Total collaborative research and development revenue	$3,867	$11,408	$8,136	$14,866

Notes:

(1)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended June 30, 2008 and 2007, and $1.1 million for each of the six months ended June 30, 2008 and 2007, respectively.

(2)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended June 30, 2008 and 2007, and $1.5 million for each of the six months ended June 30, 2008 and 2007, respectively. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figures include $8.0 million of milestone revenue recognized in connection with the Nycomed collaboration.

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
POSIDUR (1)	$2,491	$3,762	$4,346	$6,757
ELADUR	2,324	1,240	4,386	2,651
Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics	1,618	380	3,489	1,504
Biologics Programs	1,396	658	2,308	1,225
TRANSDUR-Sufentanil	314	877	636	1,533
CHRONOGESIC	22	583	83	1,344
Memryte (2)	—	30	—	1,184
Others	1,733	2,100	4,284	3,784

Total research and development expenses (3)	$9,898	$9,630	$19,532	$19,982

(1)	In the three and six months ended June 30, 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $904,000 and $1.7 million, respectively, compared to $2.0 million and $4.1 million for the same periods in 2007, which are accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $784,000 and $1.1 million, respectively, compared to $700,000 and $850,000 for the same periods in 2007, which are accounted for as additional research and development expenses.

(2)	The reported research and development expense in the six months ended June 30, 2007 includes a one-time cash payment of $1.0 million which the Company made in January 2007 as part of the amendment of its license agreement with Voyager.

(3)	Includes stock-based compensation expenses of $1.4 million and $3.0 million for three and six months ended June 30, 2008, compared to $1.1 million and $2.3 million for the same periods in 2007, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale securities, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(8,599)	$(479)	$(16,394)	$(9,246)
Net change in unrealized gain on available-for-sale investments	(84)	(15)	(27)	13

Comprehensive loss	$(8,683)	$(494)	$(16,421)	$(9,233)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock, convertible subordinated notes) outstanding during the period, if dilutive, using the treasury stock method for options and warrants and the if-converted method for convertible subordinated notes. There is no difference between basic and diluted net loss per share as the Company incurred a net loss in each period presented and inclusion of common stock equivalents would have been antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	15,693	11,911	15,932	12,061
Convertible notes (1)	6,281	11,853	6,887	11,853
Warrants	1	1	1	1

Total	21,975	23,765	22,820	23,915

(1)	The convertible noteholders exchanged the remaining $23.6 million in aggregate principal amount of convertible notes into 7,491,745 shares of common stock in June 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of SFAS 157 did not have a material impact on its financial statements.

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

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material impact on its financial statements.

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The Company does not believe that the adoption of EITF 07-1 will have a material impact on its financial statements.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. The Company recorded a net reduction in research and development expenses of $120,000 and $590,000 for the three and six months ended June 30, 2008, compared to $1.3 million and $3.3 million for the same periods in 2007, respectively. This represents a net reimbursement from Nycomed in order that both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $763,000 and $1.5 million for the three and six months ended June 30, 2008 and 2007, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. In addition, the Company recognized an additional $8.0 million as collaborative research and development revenue, triggered by the achievement of a clinical development milestone under its Nycomed collaboration for the three and six months ended June 30, 2007, as compared to zero for the three and six months ended June 30, 2008.

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

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. The Company recognized $547,000 as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for each of the three months ended June 30, 2008 and 2007, and $1.1 million for each of the six months ended June 30, 2008 and 2007, respectively. Total collaborative research and development revenue recognized under this arrangement was $836,000 and $1.6 million for the three and six months ended June 30, 2008, compared with $1.3 million and $2.5 million for the same periods in 2007, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.9 million and $4.0 million for the three and six months ended June 30, 2008, compared with $423,000 and $1.8 million for the same periods in 2007, respectively.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation, (“Voyager”). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectability of amounts owed was not reasonably assured.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product rights are sublicensed to a third party. As a part of the amendment, during the six months ended June 30, 2007, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to us for previously provided services. No collaborative research and development revenue was recognized under the agreement with Voyager during either 2008 or 2007.

Agreement with EpiCept Corporation

On December 20, 2006, the Company entered into a license agreement with EpiCept Corporation (“EpiCept”) that will provide the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, will pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses. This agreement can be terminated by either party for material breach by the other party and by the Company without cause. No amount was recorded under this agreement in both 2008 and 2007.

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

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,552)	$48
Patents	591	(457)	134
Other intangibles	3,260	(3,260)	—

Total	$7,451	$(7,269)	$182

	December 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,540)	$60
Patents	566	(446)	120
Other intangibles	3,260	(3,260)	—

Total	$7,426	$(7,246)	$180

The net amount of intangible assets at June 30, 2008 was $182,000, which will be amortized as follows: $24,000 in the six months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at June 30, 2008 and December 31, 2007. In the fourth quarter of 2007, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

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

The adoption of SFAS 157 did not have a material effect on our financial position and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds	$—	$113	$—	$113
Certificates of Deposit	—	394	—	394
Commercial Paper	—	2,624	—	2,624
Corporate Debts	—	9,613	—	9,613
U.S. Government Agencies	—	30,586	—	30,586

Total	$—	$43,330	$—	$43,330

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial.

Note 5. Convertible Subordinated Notes Due June 2008

In June 2008, the holders of the Company’s remaining $23.6 million in aggregate principal amount of convertible subordinated notes converted all remaining notes into 7,491,745 shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes as set forth in the original indenture.

Note 6. Stock-Based Compensation

As of June 30, 2008, the Company has five stock-based employee compensation plans, which have not changed in 2007 or 2008. The employee stock-based compensation cost that has been included in the statements of operations was $2.1 million and $4.5 million for the three and six months ended June 30, 2008, compared to $1.7 million and $3.5 million for the same periods in 2007, respectively.

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and six months ended June 30, 2008 and 2007, respectively (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of revenues	$31	$33	$66	$67
Research and development	1,360	1,097	2,967	2,253
Selling, general and administrative	674	555	1,449	1,223

Total stock-based compensation per FAS 123(R)	$2,065	$1,685	$4,482	$3,543

As of June 30, 2008 and 2007, $99,000 and $41,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility in developing our estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options
Risk-free rate	3.19-3.55%	4.51-5.03%	2.67-3.55%	4.51-5.16%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	6.25	6	6.25
Volatility	82-83%	54-86%	81-83%	54-89%
Forfeiture	12.9%	14.7%	12.9%	14.7%

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Employee Stock Purchase Plan
Risk-free rate	1.73-3.95%	4.63-5.01%	1.73-3.95%	4.63-5.01%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	51-61%	50-59%	51-61%	50-59%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward looking statements in this Form 10-Q may be identified by words such as “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions and include, without limitation:

•	Statements about the intended uses and therapeutic benefits of POSIDUR, Remoxy and other ORADUR-based opioid drug candidates, TRANSDUR-Sufentanil, ELADUR, Memryte and CHRONOGESIC;

•	Statements about the timing, status and completion of current and anticipated clinical trials and regulatory milestones;

•	Statements about potential payments to us under agreements with Nycomed, Endo, Pain Therapeutics, and Voyager; and

•	Statements about anticipated future financial performance, including revenues, costs, and cash balances.

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

In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and select other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007, triggered by the achievement of a clinical development milestone, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair. In the Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered the $8.0 million milestone payment by Nycomed to us under our agreement with Nycomed.

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

We have held an end-of-Phase II meeting with the FDA and are in dialogue with the FDA regarding the Phase III program for POSIDUR.

Remoxy™ and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics

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

In December 2007, Pain Therapeutics and King Pharmaceuticals announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the U.S. Food and Drug Administration’s (FDA) during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics has stated that they submitted the NDA for Remoxy with the FDA in June 2008 and pursuant to Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to determine whether to accept the NDA for filing within 90 days of submission. At that time Pain Therapeutics (the NDA sponsor) will also learn if the NDA filing was granted priority review. A priority review designation is given to drugs that offer real advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the time it takes FDA to review a NDA is reduced from 12 months to approximately 6 months.

During the first six months of 2008, we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second quarter of 2008 we made our first shipment of these materials to meet the production requirements of King Pharmaceuticals, which has rights to commercialize Remoxy upon approval by the FDA.

We have also worked with King and Pain Therapeutics on the development of ORADUR-based abuse-resistant opioid drug candidates in addition to Remoxy. In November 2006, Pain Therapeutics announced positive results from the Phase I clinical trial of an ORADUR-based opioid drug candidate. In addition, Pain Therapeutics has stated that it expects to file an Investigational New Drug application (IND) for a new ORADUR-based abuse-resistant opioid in 2008.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In 2005, we successfully completed a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain. In March 2005, we entered into an agreement with Endo Pharmaceuticals (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo commenced its Phase II program designed to evaluate the conversion of chronic pain patients treated with oral opioid products to TRANSDUR-Sufentanil in the second quarter of 2007. Endo has stated that they expect to have data from a Phase II study by the end of 2008 and expect to hold an end-of-Phase II meeting with the FDA in late 2008 or early 2009.

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

During the second quarter of 2008, we continued to develop our clinical and regulatory strategy, and to conduct manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies. The FDA recently granted to DURECT orphan drug designation for bupivacaine for relief of persistent pain associated with post-herpetic neuralgia (PHN). If ELADUR is the first bupivacaine product approved for PHN, under the 1983 Orphan Drug Act, ELADUR will receive seven years of market exclusivity following the approval of the product by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year exclusivity for orphan drugs.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last two and one-half years, we generated the majority of all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and POSIDUR. Since the signing of the Nycomed agreement related to POSIDUR in November 2006, we have recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million and milestone payment of $8.0 million received from Nycomed. However, in contrast to our other collaborations, due to the terms and nature of this collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

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

Since our inception in 1998, we have had a history of operating losses. At June 30, 2008, we had an accumulated deficit of $256.1 million. Our net loss for the three and six months ended June 30, 2008 was $8.6 million and $16.4 million, respectively. Our losses were $24.3 million, $33.3 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent and employee related costs to support our business activities. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectability of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Of note, in regard to our collaboration with Nycomed, in contrast to our other collaborations, because we and Nycomed jointly control and fund the development of POSIDUR, we do not recognize revenue from the reimbursement of qualified research expenses from Nycomed but instead those reimbursements receivable from Nycomed are recorded as a reduction in research and development expense.

Milestone payments under collaborative arrangements are recognized as collaborative research and development revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone as defined in the agreement. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if we have no future performance obligations related to that milestone payment.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of SFAS 157 did not have a material impact on our financial statements.

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

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-3 did not have a material impact on our financial statements.

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. We do not believe that the adoption of EITF 07-1 will have a material impact on its financial statements.

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

Results of Operations

Three and six months ended June 30, 2008 and 2007

Revenues. Net revenues were $6.3 million and $12.7 million in the three and six months ended June 30, 2008, respectively, compared to $13.4 million and $19.2 million for the corresponding periods in 2007. We recognized $8.0 million of milestone revenue in the three and six months ended June 30, 2007 compared to zero in the corresponding periods in 2008. Excluding the milestone revenue, total revenue in the three and six months ended June 30, 2008 increased compared to the same periods in 2007 primarily due to higher collaborative research and development revenue recognized from our agreement with Pain Therapeutics and higher product revenue, partially offset by lower collaborative research and development revenue from Endo and from feasibility agreements with various third parties.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $3.8 million and $8.1 million of collaborative research and development revenue for the three and six months ended June 30, 2008, respectively, compared to $11.4 million and $14.9 million for the corresponding periods in 2007. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, amortization of upfront fees and milestone payments associated with the license agreements. The decrease in collaborative research and development revenue in the three and six months ended June 30, 2008, as compared to the same period in 2007, was primarily attributable to our recognition of $8.0 million of milestone revenue in connection with our agreement for POSIDUR (collaboration with Nycomed) for the three and six months ended June 30, 2007, as compared to zero for the three and six months ended June 30, 2008. Excluding the impact of that milestone revenue, collaborative research and development revenue increased in the three and six months ended June 30, 2008 due to higher revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics), partially offset by lower collaborative research and development revenue recognized in connection with our agreement for TRANSDUR-Sufentanil (collaboration with Endo) and from feasibility agreements compared with the same periods in 2007.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three and six months ended June 30, 2008 and 2007, we recognized $547,000 and $1.1 million in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the each of the three and six months ended June 30, 2008 and 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000 and $1.5 million, respectively.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Collaborator
Pain Therapeutics	$1,861	$423	$4,009	$1,776
Endo (1)	836	1,302	1,634	2,499
Nycomed (2)	763	8,763	1,525	9,525
Others	407	920	968	1,066

Total collaborative research and development revenue	$3,867	$11,408	$8,136	$14,866

(1)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended June 30, 2008 and 2007, and $1.1 million for each of the six months ended June 30, 2008 and 2007, respectively.

(2)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended June 30, 2008 and 2007, and $1.5 million for each of the six months ended June 30, 2008 and 2007, respectively. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure includes $8.0 million of milestone revenue recognized in connection with the Nycomed collaboration.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if we have no future performance obligations related to that milestone payment. We recorded $0 of milestone revenue for each of the three and six months ended June 30, 2008 compared with $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in the same periods in 2007.

We recognized $17,000 and $49,000 in revenue from service contracts in the three and six months ended June 30, 2008 compared to $0 in the same periods in 2007. Service contract revenues recognized in 2008 were related to certain polymer-related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from such polymer-related service contracts in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer product line. Net product revenues were $2.4 million and $4.6 million in the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $4.3 million for the corresponding periods in 2007. The increase was primarily due to higher average selling prices from our ALZET product line and LACTEL polymer product line in the three and six months ended June 30, 2008, compared with the same periods in 2007.

Cost of revenues. Cost of revenues was $982,000 and $1.8 million for the three and six months ended June 30, 2008, respectively, compared to $778,000 and $1.6 million for the corresponding periods in 2007. The increase in the cost of product revenue in the three and six months ended June 30, 2008 was primarily the result of higher product revenue by our ALZET and LACTEL product lines in these periods. Cost of service revenue was $4,000 and $19,000 for the three and six months ended June 30, 2008, respectively, compared to $0 for the corresponding periods in 2007 due to an increase in our service contract revenue related to our polymer business in 2008. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenues was $31,000 and $33,000 for the three months ended June 30, 2008 and 2007, and $66,000 and $67,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and 2007, we had 32 and 22 manufacturing employees, respectively. The increase in 2008 was due to the shifting of research and development employees to manufacturing as we began commercial manufacturing of certain excipients that are components of Remoxy. We expect cost of revenue to increase in 2008 as we begin to generate product revenue from selling these excipients to King Pharmaceuticals.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.9 million and $19.5 million for the three and six months ended June 30, 2008, respectively, compared to $9.6 million and $20.0 million for the corresponding periods in 2007. The increase in the three months ended June 30, 2008 was primarily attributable to higher development costs associated with Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, ELADUR and our biologics programs, partially offset by decreased clinical trial expenses for POSIDUR, decreased development costs associated with CHRONOGESIC and TRANSDUR-Sufentanil and other research programs compared with the same period in 2007 as more fully discussed below. The decrease in the six months ended June 30, 2008 was primarily attributable to decreased clinical trial expenses for POSIDUR, decreased expense related to the development of Memryte (primarily $1.0 million paid in connection with our amended agreement with Voyager in the first quarter of 2007), decreased development costs associated with CHRONOGESIC and TRANSDUR-Sufentanil, partially offset by higher development costs associated with Remoxy and other

ORADUR-based opioid drug candidates licensed to Pain Therapeutics, ELADUR, our biologics programs and other research programs compared with the same period in 2007 as more fully discussed below. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.4 million and $3.0 million for the three and six months ended June 30, 2008, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively.

POSIDUR

Our research and development expenses for POSIDUR decreased to $2.5 million and $4.3 million in the three and six months ended June 30, 2008 from $3.8 million and $6.8 million in the same period in 2007. The decreases were primarily due to lower costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $904,000 and $1.7 million in the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $4.1 million for the corresponding periods in 2007, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $784,000 and $1.1 million in the three and six months ended June 30, 2008, respectively, compared to $700,000 and $850,000 for the corresponding periods in 2007, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $120,000 and $590,000 in the three and six months ended June 30, 2008, respectively, compared to $1.3 million and $3.3 million for the corresponding periods in 2007. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR increased to $2.3 million and $4.4 million in the three and six months ended June 30, 2008 from $1.2 million and $2.7 million in the same periods in 2007. The increases were primarily due to higher employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies for this product candidate in 2008.

Remoxy and other ORADUR-based opioid drug candidates

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $1.6 million and $3.5 million in the three and six months ended June 30, 2008 from $380,000 and $1.5 million in the same periods in 2007. The increases were primarily due to increased NDA support activities for Remoxy as well as additional formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates in 2008.

Biologics Programs

Our research and development expenses for biologics programs increased to $1.4 million and $2.3 million in the three and six months ended June 30, 2008, respectively, compared to $658,000 and $1.2 million for the corresponding periods in 2007. The increases were primarily due to higher external costs and employee related costs in support of these programs in 2008.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $314,000 and $636,000 in the three and six months ended June 30, 2008, respectively, compared to $877,000 and $1.5 million for the corresponding periods in 2007. The decreases were primarily due to lower technology transfer activities performed in support of this drug candidate in 2008.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $22,000 and $83,000 in the three and six months ended June 30, 2008, respectively, compared to $583,000 and $1.3 million for the corresponding periods in 2007. The decreases were primarily due to lower employee related costs and external development expenses for this drug candidate in 2008.

Memryte

Our research and development expenses for Memryte decreased to zero in both the three and six months ended June 30, 2008, respectively, compared to $30,000 and $1.2 million for the corresponding periods in 2007 as we did not engage in any development activities related to Voyager in the first six months of 2008. The reported research and development expense in the six months ended June 30, 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Voyager.

Other DURECT Research Programs

Our research and development expenses for all other programs decreased to $1.7 million in the three months ended June 30, 2008 compared to $2.1 million for the corresponding period in 2007 primarily due to lower employee related costs for these programs in the second quarter of 2008. Our research and development expenses for all other programs increased to $4.3 million in the six months ended June 30, 2008 compared to $3.8 million for the corresponding period in 2007 primarily due to higher employee related costs and increased formulation and clinical development activities for these programs.

As of June 30, 2008, we had 109 research and development employees compared with 118 as of the corresponding date in 2007; this decrease largely reflects the shifting of employees from research and development to manufacturing as we began commercial manufacturing of certain excipients that are components of Remoxy in 2008. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
POSIDUR (1)	$2,491	$3,762	$4,346	$6,757
ELADUR	2,324	1,240	4,386	2,651
Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics	1,618	380	3,489	1,504
Biologics Programs	1,396	658	2,308	1,225
TRANSDUR-Sufentanil	314	877	636	1,533
CHRONOGESIC	22	583	83	1,344
Memryte (2)	—	30	—	1,184
Others	1,733	2,100	4,284	3,784

Total research and development expenses (3)	$9,898	$9,630	$19,532	$19,982

(1)	In the three and six months ended June 30, 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $904,000 and $1.7 million, respectively, compared to $2.0 million and $4.1 million for the same periods in 2007, which were accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $784,000 and $1.1 million, respectively, compared to $700,000 and $850,000 for the same periods in 2007, which were accounted for as additional research and development expenses.

(2)	The reported research and development expense in the six months ended June 30, 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Voyager.

(3)	Includes stock-based compensation expenses of $1.4 million and $3.0 million for three and six months ended June 30, 2008, compared to $1.1 million and $2.3 million for the same periods in 2007, respectively.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceutical systems as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our collaborative development programs with third-parties, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $4.1 million and $8.0 million for the three and six months ended June 30, 2008, respectively, compared to $3.7 million and $7.2 million for the corresponding periods in 2007. The increase in the three and six months ended June 30, 2008 was primarily attributable to higher patent related costs as we continue to expand our patent portfolio and higher stock based compensation expense. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $674,000 and $1.4 million for the three and six months ended June 30, 2008, compared to $555,000 and $1.2 million for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, we had 38 selling, general and administrative personnel compared with 37 as of the corresponding date in 2007. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent related costs and in employee related costs to support our business activities.

Amortization of intangible assets. Amortization of intangible assets was $12,000 and $23,000 for the three and six months ended June 30, 2008, respectively, compared to $8,000 and $15,000 for the corresponding periods in 2007, respectively. The amortization of intangible assets increased in the three and six months ended June 30, 2008 as we acquired additional patents in the fourth quarter of 2007 and the first quarter of 2008. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2007, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of intangible assets at June 30, 2008 was $182,000, which will be amortized as follows: $24,000 in the six months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $368,000 and $936,000 for the three and six months ended June 30, 2008, respectively, compared to $908,000 and $1.9 million for the corresponding periods in 2007, respectively. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three and six months ended June 30, 2008 compared with the same periods in 2007.

Interest and other expense was $304,000 and $759,000 for the three and six months ended June 30, 2008, respectively, compared to $720,000 and $1.4 million for the corresponding periods in 2007, respectively. The decrease in interest expense in the three and six months ended June 30, 2008 was primarily due to lower outstanding balances on our convertible notes in the three and six months ended June 30, 2008 compared with the same periods of 2007.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $47.6 million at June 30, 2008 compared to $62.0 million at December 31, 2007. These balances include $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2008 and December 31, 2007. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2008 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $35.3 million and $25.7 million at June 30, 2008 and December 31, 2007, respectively. The increase was primarily attributable to the exchange of the $23.6 million in aggregate principal amount of convertible notes at maturity in June 2008 into approximately 7.5 million shares of common stock, partially offset by $14.3 million of cash used for operations during the six months ended June 30, 2008.

We used $14.3 million of cash for operations for the six months ended June 30, 2008 compared to $14.9 million for the corresponding period in 2007. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the decreases in accounts receivable from our third party collaborators, contract research liability and accounts payable for the six months ended June 30, 2008, partially offset by an increase in net loss compared to the same period in 2007.

We received $7.6 million of cash from investing activities for the six months ended June 30, 2008 compared to $5.0 million for the corresponding period in 2007. The increase in cash provided by investing activities was primarily due to higher net proceeds received from the maturing of our investments and a decrease in purchases of short-term and long-term investments for the six months ended June 30, 2008 compared to the same period in 2007.

We received $543,000 of cash from financing activities for the six months ended June 30, 2008 compared to $582,000 for the corresponding period in 2007. The decrease was primarily due to lower proceeds from exercises of stock options in the six months ended June 30, 2008 compared to the same period in 2007.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes and received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share. Interest on the notes was payable semi-annually in arrears in June and December. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of approximately $3.8 million. In June 2008, the remaining $23.6 million in aggregate principal amount of convertible notes were converted into approximately 7.5 million shares of our common stock.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2008, the remaining principal payments of the bonds were $465,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the six months ended June 30, 2008, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the elimination of $23.6 million convertible subordinated notes due to their exchange in June 2008 into common stock.

We anticipate incurring capital expenditures of approximately $2.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;

•	private equity financings;

•	collaborative arrangements; and/or

•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term, will earn milestone revenues or additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of June 30, 2008, approximately 78% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 63% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2008 by year of maturity (dollars in thousands):

	2008	2009	2010	Total
Cash equivalents:
Fixed rate	$27,081	$—	$—	$27,081
Average fixed rate	2.18%	—	—	2.18%
Variable rate	$113	$—	$—	$113
Average variable rate	2.72%	—	—	2.72%
Short-term investments:
Fixed rate	$5,702	$5,157	$—	$10,859
Average fixed rate	4.48%	4.02%	—	4.25%
Long-term investments:
Fixed rate	$—	$2,866	$1,393	$4,259
Average fixed rate	—	3.71%	3.42%	3.61%
Restricted investments:
Fixed rate	$1,018	$—	$—	$1,018
Average fixed rate	2.23%	—	—	2.23%

Total investment securities	$33,914	$8,023	$1,393	$43,330

Average rate	2.86%	3.91%	3.42%	3.06%

ITEM 4.	Controls and Procedures

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

•

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial with Remoxy under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008.

•	POSIDUR—A Phase IIb clinical trial was completed and an end of Phase II meeting was held with the FDA. We are currently in dialogue with the FDA regarding our Phase III program.

•

TRANSDUR-Sufentanil Patch— Endo, our collaborator for the U.S. and Canadian markets, commenced its Phase II clinical program for TRANSDUR-Sufentanil in June 2007. Endo has stated that they expect to have data from a Phase II study by the end of 2008 and expect to hold an end-of-Phase II meeting with the FDA in late 2008 or early 2009.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. We are conducting manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies.

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

We or our third-party collaborators, as applicable, may also encounter delays or rejections due to regulatory actions, including those based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We are awaiting regulatory review or action with respect to several of our pharmaceutical systems. For Remoxy, we are awaiting notification from FDA as to whether the Remoxy NDA will be accepted, and if accepted, whether the NDA will be approved. With respect to POSIDUR, we have been in lengthy dialogue with FDA with respect to our Phase III program. There can be no assurance that FDA will provide us with the actions or approvals we desire or seek in a timely fashion, which could materially harm the prospects of our product candidates and our business. We or our third-party collaborators, as applicable, may encounter similar delays in foreign countries. Sales of our pharmaceutical systems outside the United States are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We or our third-party collaborators, as applicable, may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we or our third-party collaborators, as applicable, fail to obtain timely clearance or approval for our development products, we or they will not be able to market and sell our pharmaceutical systems, which will limit our ability to generate revenue.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2008, had an accumulated deficit of approximately $256.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and marketing, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current product revenues are from the sale of the ALZET product line and the sale of LACTEL biodegradable polymers, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not expect to generate sufficient revenues from commercial products to cover expenses or achieve profitability in the near future.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical systems. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 31, 2008, we held 53 issued U.S. patents and 283 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 98 pending U.S. patent applications and have filed 103 patent applications under the Patent Cooperation Treaty, from which 553 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in the year 2012. Our expenditures to prosecute and maintain our patents are significant, especially for a company of our size and development stage. If our patents do not provide valuable and enforceable rights to our business, we may not derive any benefit from these expenditures.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123(R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. Our adoption of SFAS 123(R) has and will continue to have a material adverse impact on our condensed results of operations and will adversely impact or delay our profitability. Furthermore, we have issued to ALZA common stock and a warrant to purchase common stock with an aggregate value of approximately $13.5 million, which will be amortized over time based on future sales of our DUROS-based products and which could also adversely impact or delay our profitability.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve anticipated revenues.

If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and third-party collaborators and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives have been directed at lowering the total cost of health care, and the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

The successful commercialization of our pharmaceutical systems will depend in part on the extent to which appropriate reimbursement levels for the cost of our pharmaceutical systems and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers are increasingly limiting payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

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

Investors may experience substantial dilution of their investment

In the past, we have issued and have assumed, pursuant to the SBS acquisition, options and warrants to acquire common stock. To the extent any outstanding options are ultimately exercised, there will be dilution to investors. In addition, the recent conversion of our 6.25% convertible subordinated notes resulted in our issuance of 7,491,745 shares of common stock. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or debt securities with an equity component or grant additional stock options to employees and consultants. Any sales in the public market of the common stock as a result of convertible securities or through exercises of employee stock options could adversely affect prevailing market prices for our common stock.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicense King Pharmaceuticals, Nycomed or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our other ORADUR-based opioid drug candidates, Memryte, CHRONOGESIC or other pharmaceutical systems;

•

action by the FDA and other regulatory authorities, including failure to accept the NDA submission for Remoxy, , non-approval of our pharmaceutical systems, including failure to approve the NDA for Remoxy, or delays in the FDA or other foreign regulatory agency review process, including failure to provide us with timely feedback on our POSIDUR Phase III program or the requirement of additional studies or development activities that would delay our programs;

•

adverse actions taken by regulatory agencies with respect to our pharmaceutical systems, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators, including halting of clinical trials or development or marketing activities;

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

•	the election of directors;

•	the amendment of charter documents;

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

•	our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us;

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

On June 25, 2008, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2011:

David R. Hoffmann	(60,785,743 votes for, 4,428,455 votes withheld)
Jon S. Saxe	(60,056,994 votes for, 5,157,204 votes withheld)

Our board is composed of the elected Class II directors and the following continuing directors:

James E. Brown
Simon X. Benito
Terrence F. Blaschke
Michael D. Casey
Armand P. Neukemans
Felix Theeuwes

The other matter voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to such matter was as follows:

•

Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 (65,002,826 votes in favor, 154,007 votes opposed, 57,365 votes abstaining and 0 non-votes).

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits:

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: August 8, 2008

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer

Date: August 8, 2008