Form 10-Q
period 2008-09-30
DURECT CORP
filed 2008-11-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of October 31, 2008, there were 81,948,053 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,085	$37,589
Short-term investments	13,452	19,710
Accounts receivable (net of allowances of $120 and $49, respectively)	3,773	3,622
Inventories	2,830	1,963
Prepaid expenses and other current assets	1,380	1,904

Total current assets	44,520	64,788
Property and equipment, net	6,484	7,658
Goodwill	6,399	6,399
Intangible assets, net	170	180
Long-term investments	1,334	3,697
Restricted investments	1,046	1,020
Other long-term assets	278	278

Total assets	$60,231	$84,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$1,834
Accrued liabilities	6,226	5,499
Contract research liability	871	1,946
Deferred revenue, current portion	6,034	5,728
Convertible subordinated notes	—	23,599
Other short-term liabilities	425	482

Total current liabilities	14,310	39,088
Deferred revenue, non-current portion	5,339	9,268
Other long-term liabilities	934	1,083
Commitments
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	318,463	287,689
Deferred royalties and commercial rights	(13,480)	(13,480)
Accumulated other comprehensive income	(103)	50
Accumulated deficit	(265,240)	(239,685)

Stockholders’ equity	39,648	34,581

Total liabilities and stockholders’ equity	$60,231	$84,020

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Collaborative research and development and other revenue	$4,341	$2,992	$12,477	$17,858
Product revenue, net	2,293	1,940	6,898	6,232

Total revenues	6,634	4,932	19,375	24,090

Operating expenses:
Cost of revenues (1)	870	780	2,674	2,418
Research and development (1)	11,423	8,858	30,955	28,840
Selling, general and administrative (1)	3,825	3,135	11,778	10,356
Amortization of intangible assets	12	8	35	23

Total operating expenses	16,130	12,781	45,442	41,637

Loss from operations	(9,496)	(7,849)	(26,067)	(17,547)
Other income (expense):
Interest and other income	349	906	1,285	2,792
Interest and other expense	(14)	(716)	(773)	(2,150)
Debt conversion expense	—	(223)	—	(223)

Net other income (expense)	335	(33)	512	419

Net loss	$(9,161)	$(7,882)	$(25,555)	$(17,128)

Net loss per share, basic and diluted	$(0.11)	$(0.11)	$(0.33)	$(0.25)

Shares used in computing basic and diluted net loss per share	81,779	69,655	77,124	69,414

(1) Stock-based compensation related to the following:

Cost of revenues	$44	$31	$110	$98
Research and development	1,300	1,038	4,267	3,291
Selling, general and administrative	619	497	2,068	1,720

Total stock-based compensation	$1,963	$1,566	$6,445	$5,109

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(25,555)	$(17,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,008	1,668
Stock-based compensation	6,445	5,109
Changes in assets and liabilities:
Accounts receivable	(151)	(3,285)
Inventories	(867)	23
Prepaid expenses and other assets	524	403
Accounts payable	(1,080)	(258)
Accrued and other liabilities	610	3,174
Contract research liability	(1,075)	(88)
Interest payable on convertible notes	(62)	507
Deferred revenue	(3,623)	(4,038)

Total adjustments	2,729	3,215

Net cash used in operating activities	(22,826)	(13,913)

Cash flows from investing activities
Purchases of property and equipment	(799)	(2,132)
Purchase of intangible assets	(25)	—
Purchases of available-for-sale securities	(12,256)	(20,720)
Proceeds from maturities of available-for-sale securities	20,698	30,249

Net cash provided by investing activities	7,618	7,397

Cash flows from financing activities
Payments on equipment financing obligations	(28)	(26)
Net proceeds from issuances of common stock	732	1,018

Net cash provided by financing activities	704	992

Net decrease in cash and cash equivalents	(14,504)	(5,524)
Cash and cash equivalents, beginning of the period	37,589	41,554

Cash and cash equivalents, end of the period	$23,085	$36,030

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

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2008, the operating results for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The balance sheet as of December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September, 30 2008	December 31, 2007
	(unaudited)
Raw materials	$480	$157
Work in process	1,012	666
Finished goods	1,338	1,140

Total inventories	$2,830	$1,963

During the first nine months of 2008, the Company began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second and third quarter of 2008 the Company made its first shipments of these materials to meet the production requirements of King Pharmaceuticals, which has rights to commercialize Remoxy upon approval by the FDA. The Company included approximately $893,000 of these materials as inventory in its balance sheet as of September 30, 2008.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Collaborator
Pain Therapeutics, Inc. (PTI)(1)	$2,307	$734	$6,315	$2,510
Endo Pharmaceuticals, Inc. (2)	926	1,206	2,560	3,705
Nycomed Danmark, APS (3)	763	763	2,288	10,288
Others	345	289	1,314	1,355

Total collaborative research and development revenue	$4,341	$2,992	$12,477	$17,858

Notes:

(1)	Amounts shown include $850,000 of milestone revenue recognized in connection with the PTI collaboration in the three and nine months ended September 30, 2008.
(2)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended September 30, 2008 and 2007, and $1.6 million for each of the nine months ended September 30, 2008 and 2007, respectively.
(3)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended September 30, 2008 and 2007, and $2.3 million for each of the nine months ended September 30, 2008 and 2007, respectively. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 nine months revenue also includes $8.0 million of milestone revenue recognized in connection with the Nycomed collaboration.

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
ELADUR (1)	$4,636	$1,376	$9,022	$4,027
POSIDUR (2)	1,977	2,092	6,323	8,849
Biologics Programs	1,402	732	3,710	1,957
Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics	1,300	687	4,789	2,191
TRANSDUR-Sufentanil	471	730	1,107	2,263
CHRONOGESIC	11	289	94	1,633
Memryte (3)	—	31	—	1,215
Others	1,626	2,921	5,910	6,705

Total research and development expenses (4)	$11,423	$8,858	$30,955	$28,840

(1)	The reported research and development expense in the three and nine months of 2008 includes a one-time cash payment of $2.25 million which the Company made in September 2008 as part of the amendment of its license agreement with EpiCept Corporation.
(2)	In the three and nine months ended September 30, 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $960,000 and $2.6 million, respectively, compared to $1.1 million and $5.2 million for the same periods in 2007. These reimbursed amounts are accounted for as a reduction of research and development expenses. In the three and nine months ended September 30, 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $441,000 and $1.5 million, respectively, compared to $107,000 and $957,000 for the same periods in 2007, which are accounted for as additional research and development expenses.
(3)	The reported research and development expense in the nine months ended September 30, 2007 includes a one-time cash payment of $1.0 million which the Company made in January 2007 as part of the amendment of its license agreement with Voyager.
(4)	Includes stock-based compensation expenses of $1.3 million and $4.3 million for the three and nine months ended September 30, 2008, compared to $1.0 million and $3.3 million for the same periods in 2007, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), including unrealized gains and losses on the Company’s available-for-sale securities, are included in total comprehensive loss. The difference between net loss and comprehensive loss in all periods presented resulted from unrealized gains and losses on available-for-sale investments.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(9,161)	$(7,882)	$(25,555)	$(17,128)
Net change in unrealized gain and (loss) on available-for-sale investments	(126)	43	(153)	56

Comprehensive loss	$(9,287)	$(7,839)	$(25,708)	$(17,072)

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Outstanding dilutive securities not included in diluted net loss per share:
Options to purchase common stock	15,729	11,609	16,056	11,631
Convertible notes (1)	—	11,718	4,574	11,808
Warrants	1	1	1	1

Total	15,730	23,328	20,631	23,440

(1)	The convertible noteholders exchanged the remaining $23.6 million in aggregate principal amount of convertible notes into 7,491,745 shares of common stock in June 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of SFAS 157 did not have a material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The adoption of SFAS 159 did not have a material impact on its financial statements.

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

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have a material impact on its financial statements.

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

Note 2. Strategic Agreements

Agreement with Alpharma

In September 2008, the Company and Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma), entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR™, DURECT’s investigational transdermal bupivacaine patch currently under development for the treatment of pain associated with post-herpetic neuralgia (PHN). The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

Under the terms of the agreement, upon closing of the transaction, Alpharma paid the Company an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, the Company would also receive royalties on product sales. Alpharma will control and fund further development of the program. The Company will perform development activities through completion of Phase 2, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

No collaborative research and development revenue was recognized under the agreement with Alpharma during the third quarter of 2008 as the transaction did not close until the fourth quarter of 2008. The $20.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Alpharma with respect to ELADUR effective October 2008. The term of the continuing involvement has been estimated based on the work plan pursuant to the agreement. The Company expects to recognize approximately $1.0 million as collaborative research and development revenue on a quarterly basis from the amortization of the $20.0 million upfront license fee.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. The Company recorded a net reduction in research and development expenses of $519,000 and $1.1 million for the three and nine months ended September 30, 2008, compared to $997,000 million and $4.3 million for the same periods in 2007, respectively. This represents a net reimbursement from Nycomed in order that both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $763,000 and $2.3 million for the three and nine months ended September 30, 2008 and 2007, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. In addition, the Company recognized an additional $8.0 million as collaborative research and development revenue, triggered by the achievement of a clinical development milestone under its Nycomed collaboration for the nine months ended September 30, 2007, as compared to zero for the nine months ended September 30, 2008.

Agreement with Endo Pharmaceuticals

In March 2005, the Company entered into a license agreement with Endo under which the Company granted to Endo the exclusive right to develop and commercialize the Company’s proprietary sufentanil transdermal patch development product (TRANSDUR-Sufentanil) in the U.S. and Canada. Under the terms of the agreement, Endo will assume all remaining development and regulatory filing responsibility in the U.S. and Canada, including the funding thereof. The Company will perform all formulation development for Endo unless the Company defaults on such obligations and the Company will be reimbursed for its fully allocated cost in performance of such work. Endo will also be responsible and pay for the manufacture, marketing, sales and distribution of TRANSDUR-Sufentanil in the U.S. and Canada.

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

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. The Company recognized $547,000 as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for each of the three months ended September 30, 2008 and 2007, and $1.6 million for each of the nine months ended September 30, 2008 and 2007, respectively. Total collaborative research and development revenue recognized under this arrangement was $926,000 and $2.6 million for the three and nine months ended September 30, 2008, compared with $1.2 million and $3.7 million for the same periods in 2007, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. The Company will receive additional payments if certain development and regulatory milestones are achieved. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $2.3 million and $6.3 million for the three and nine months ended September 30, 2008, compared with $734,000 and $2.5 million for the same periods in 2007, respectively. The Company deferred recognizing approximately $266,000 and $796,000 of product revenue in the three and nine months ended September 30, 2008 related to its shipments of key components that are included in Remoxy to King Pharmaceuticals pending the execution of a final supply agreement with King Pharmaceuticals.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (“Voyager”). Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. The Company will receive payments if certain development and regulatory milestones are achieved. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectability of amounts owed was not reasonably assured.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product rights are sublicensed to a third party. As a part of the amendment, during the nine months ended September 30, 2007, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to the Company for previously provided services. No collaborative research and development revenue was recognized under the agreement with Voyager during either 2008 or 2007.

Agreement with EpiCept Corporation

In December 2006, the Company entered into a license agreement with EpiCept Corporation (“EpiCept”) which provided the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, agreed to pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses. No amount was recorded under this initial license agreement in both 2008 and 2007.

In September 2008, the Company and EpiCept entered into an amendment to the license agreement. Under the amendment, among other changes, the scope of the license was broadened from the treatment of back pain to all uses covered by the EpiCept intellectual property including myofascial pain and muscle tension pain, and the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license. In consideration of this amendment, the Company made a one-time payment of $2.25 million to EpiCept in full satisfaction of all future payment obligations to EpiCept under the license agreement. The Company recorded the payment of $2.25 million as a research and development expense in the third quarter of 2008 since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA Corporation (“ALZA”), which has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use, and obligates the Company to pay ALZA a royalty on the net sales of the Company’s DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company with respect to such DUROS-based products. In connection with the execution of the Agreement, the Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with the Company’s initial public offering in 2000. The Company issued an additional 1,000,000 shares of its common stock to ALZA in connection with an amendment of the Agreement in April 2000. This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

Note 3. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,557)	$43
Patents	591	(464)	127
Other intangibles	3,260	(3,260)	—

Total	$7,451	$(7,281)	$170

	December 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,540)	$60
Patents	566	(446)	120
Other intangibles	3,260	(3,260)	—

Total	$7,426	$(7,246)	$180

The net amount of intangible assets at September 30, 2008 was $170,000, which will be amortized as follows: $12,000 in the three months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at September 30, 2008 and December 31, 2007. In the fourth quarter of 2007, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

Note 4. Fair Value Measurements

As of January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

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

The adoption of SFAS 157 did not have a material effect on the Company’s financial position and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds	$—	$82	$—	$82
Certificates of Deposit	—	421	—	421
Commercial Paper	—	15,899	—	15,899
Corporate Debt	—	7,295	—	7,295
U.S. Government Agencies	—	12,382	—	12,382

Total	$—	$36,079	$—	$36,079

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for the Company’s available-for-sale securities are immaterial.

Note 5. Convertible Subordinated Notes Due June 2008

In June 2008, the holders of the Company’s remaining $23.6 million in aggregate principal amount of convertible subordinated notes converted all remaining notes into 7,491,745 shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes as set forth in the original indenture.

Note 6. Stock-Based Compensation

As of September 30, 2008, the Company has five stock-based employee compensation plans, which have not changed in 2007 or 2008. The employee stock-based compensation cost that has been included in the statements of operations was $2.0 million and $6.4 million for the three and nine months ended September 30, 2008, compared to $1.6 million and $5.1 million for the same periods in 2007, respectively.

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan that the Company recorded in the condensed statements of operations in accordance with SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of revenues	$44	$31	$110	$98
Research and development	1,300	1,038	4,267	3,291
Selling, general and administrative	619	497	2,068	1,720

Total stock-based compensation per FAS 123(R)	$1,963	$1,566	$6,445	$5,109

As of September 30, 2008 and December 31, 2007, $113,000 and $37,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility in developing our estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options
Risk-free rate	3.18-3.40%	3.97-4.99%	2.67-3.55%	3.97-5.16%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	6.25	6	6.25
Volatility	81-82%	51-85%	81-83%	51-89%
Forfeiture	12.9%	14.7%	12.9%	14.7%

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee Stock Purchase Plan
Risk-free rate	1.73-3.95%	4.63-5.01%	1.73-3.95%	4.63-5.01%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	51-61%	50-59%	51-61%	50-59%

Note 7. Subsequent Event

In October 2008, the development and license agreement under which the Company licensed to Alpharma the exclusive worldwide rights to develop and commercialize ELADUR™ became effective after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. The Company received $20.0 million as an upfront license fee from Alpharma in October 2008. This amount will be recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing obliged involvement with Alpharma pursuant to the development and license agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward looking statements in this Form 10-Q may be identified by words such as “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions and include, without limitation:

•	Statements about the intended uses and therapeutic benefits of POSIDUR, Remoxy and other ORADUR-based opioid drug candidates, TRANSDUR-Sufentanil, ELADUR, Memryte and CHRONOGESIC;

•	Statements about the timing, status and completion of current and anticipated clinical trials and regulatory milestones;

•	Statements about potential payments to us under agreements with Nycomed, Endo, Pain Therapeutics, Alpharma and Voyager; and

•	Statements about anticipated future financial performance, including revenues, costs, and cash balances.

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

[1]

NOTE: POSIDUR™, SABER™, ELADUR™, TRANSDUR™, ORADUR®, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair. In this Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered the $8.0 million milestone payment by Nycomed to us under our agreement with Nycomed.

Phase IIb Inguinal Hernia Trial

Design

This POSIDUR Phase IIb clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIDUR in patients undergoing open inguinal hernia repair. The study was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIDUR 2.5 mL (n=43), POSIDUR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study. Secondary efficacy endpoints included Mean Pain Intensity on Movement AUC over the period 1-48 hours post-surgery, mean total consumption of supplemental opioid analgesic medication, and time to first use of supplemental opioid analgesic medication. The threshold for statistical significance was considered to be at the p<0.05 level.

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

Other Exploratory Phase II studies

In addition to the Phase IIb study described above, we have also conducted smaller exploratory Phase II studies in hernia, shoulder arthroscopy and appendectomy surgeries to evaluate different application techniques, clinical design and conduct as well as other investigational factors. These trials have been conducted in multiple cohorts, generally consisting of approximately 6 to 21 patients in each treatment group. In all the exploratory studies, patient groups treated with POSIDUR 5 mL and POSIDUR 2.5 mL showed comparable safety profiles as the patient groups treated with placebo, and the drug administration appeared well tolerated. Some treatment groups from the hernia and shoulder exploratory studies utilizing POSIDUR have shown positive activity as measured by reduction of pain or consumption of supplemental opioid analgesic medication versus placebo, while other treatment groups have not.

We continue to be in dialogue with the FDA regarding the Phase III program and believe we are making progress in defining that program. In parallel with these discussions, we and our European collaborator, Nycomed, continue to advance development of this drug candidate. As one element in advancing the program, because an orthopedic surgical model will be part of our proposed studies for regulatory approval, we are commencing a 60-patient Phase IIb study in Australia using a 5 mL dose in shoulder surgery intended to allow us to confirm aspects of our clinical study design and conduct. Additionally, Nycomed is commencing Phase IIb studies in surgical models in Europe. These studies will contribute to the total number of patient exposures that will ultimately be required by the FDA and the European Medicines Agency (EMEA) as part of the product approval process in the U.S. and Europe.

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

In December 2007, Pain Therapeutics and King Pharmaceuticals announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics has stated that they submitted the NDA for Remoxy with the FDA in June 2008. In August 2008, Pain Therapeutics stated that the FDA had accepted the NDA submission and had granted it priority review status. A priority review designation is given to drugs that offer real advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the time it takes FDA to review a NDA is reduced from 12 months to approximately 6 months. Remoxy will be the subject of an FDA public advisory committee meeting on November 13, 2008.

During the first nine months of 2008, we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second and third quarters of 2008 we made our first shipments of these materials to meet the production requirements of King Pharmaceuticals, which has rights to commercialize Remoxy upon approval by the FDA. Revenue attributable to these arrangements aggregating $796,000 in the nine months ended September 30, 2008 has been deferred pending the execution of a final supply agreement with King Pharmaceuticals.

We have also worked with King and Pain Therapeutics on the development of ORADUR-based abuse-resistant opioid drug candidates in addition to Remoxy. In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial of an ORADUR-based opioid drug candidate. In addition, Pain Therapeutics has stated that it commenced a Phase I clinical study for a new ORADUR-based abuse-resistant opioid in August 2008.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In 2005, we successfully completed a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain. In March 2005, we entered into an agreement with Endo Pharmaceuticals (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo has entered into an agreement with a contract manufacturer, 3M Company (3M), related to manufacturing process development and scale-up for TRANSDUR-Sufentanil. Endo commenced its Phase II program designed to evaluate the conversion of chronic pain patients treated with oral opioid products to TRANSDUR-Sufentanil in the second quarter of 2007. Endo has stated that they expect to have data from a Phase II study by the end of 2008 and expect to hold an end-of-Phase II meeting with the FDA in early 2009.

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

During the third quarter of 2008, we continued to develop our clinical and regulatory strategy, and to conduct manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies. In June 2008, the FDA granted to DURECT orphan drug designation for bupivacaine for relief of persistent pain associated with post-herpetic neuralgia (PHN). If ELADUR is the first bupivacaine product approved for PHN, under the 1983 Orphan Drug Act, ELADUR will receive seven years of market exclusivity following the approval of the product by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year exclusivity for orphan drugs.

In September 2008, the Company and Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma), entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR™, DURECT’s investigational transdermal bupivacaine patch currently under development for the treatment of pain associated with post-herpetic neuralgia (PHN). The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

Under the terms of the agreement, upon closing of the transaction, Alpharma paid the Company an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, the Company would also receive royalties on product sales. Alpharma will control and fund further development of the program. The Company will perform development activities through completion of Phase 2, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last two and three-quarter years, we generated the majority of all collaborative research and development revenues from three collaborative agreements related to TRANSDUR-Sufentanil, Remoxy and other specified ORADUR-based oral opioids, and POSIDUR. Since the signing of the Nycomed agreement related to POSIDUR in November 2006, we have recognized collaborative research and development revenue from the amortization of the upfront payment of $14.0 million and milestone payment of $8.0 million received from Nycomed. However, in contrast to our other collaborations, due to the terms and nature of this collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

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

Since our inception in 1998, we have had a history of operating losses. At September 30, 2008, we had an accumulated deficit of $265.2 million. Our net loss for the three and nine months ended September 30, 2008 was $9.2 million and $25.6 million, respectively. Our losses were $24.3 million, $33.3 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent and employee related costs to support our business activities. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.

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

In November 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have a material impact on our financial statements.

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

Results of Operations

Three and nine months ended September 30, 2008 and 2007

Revenues. Net revenues were $6.6 million and $19.4 million in the three and nine months ended September 30, 2008, respectively, compared to $4.9 million and $24.1 million for the corresponding periods in 2007. We recognized $850,000 of milestone revenue in the three and nine months ended September 30, 2008 as compared to zero and $8.0 million of milestone revenue recognized in the three and nine months ended September 30, 2007, respectively. Excluding the milestone revenue, total revenue in the three and nine months ended September 30, 2008 increased compared to the same periods in 2007 primarily due to higher collaborative research and development revenue recognized from our agreement with Pain Therapeutics and higher product revenue, partially offset by lower collaborative research and development revenue from Endo and from feasibility agreements with various third parties.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $4.3 million and $12.5 million of collaborative research and development revenue for the three and nine months ended September 30, 2008, respectively, compared to $3.0 million and $17.9 million for the corresponding periods in 2007. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, amortization of upfront fees and milestone payments associated with the license agreements.

The increase in collaborative research and development revenue in the three months ended September 30, 2008 was primarily due to higher revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics) compared with the same period in 2007. We recognized $850,000 of milestone revenue in connection with our collaboration with Pain Therapeutics in the three and nine months ended September 30, 2008. The decrease in collaborative research and development revenue in the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily attributable to our recognition of $8.0 million of milestone revenue in connection with our agreement for POSIDUR (collaboration with Nycomed) for the nine months ended September 30, 2007. Excluding the impact of milestone revenue, collaborative research and development revenue increased in the nine months ended September 30, 2008 due to higher revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics), partially offset by lower collaborative research and development revenue recognized in connection with our agreement for TRANSDUR-Sufentanil (collaboration with Endo) and from feasibility agreements compared with the same periods in 2007.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For each of the three and nine months ended September 30, 2008 and 2007, we recognized $547,000 and $1.6 million in collaborative research and development revenue related to this up-front fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in each of the three and nine months ended September 30, 2008 and 2007 as collaborative research and development revenue from the amortization of the up-front fee was $763,000 and $2.3 million, respectively.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Collaborator
Pain Therapeutics, Inc. (PTI)(1)	$2,307	$734	$6,315	$2,510
Endo Pharmaceuticals, Inc. (2)	926	1,206	2,560	3,705
Nycomed Danmark, APS (3)	763	763	2,288	10,288
Others	345	289	1,314	1,355

Total collaborative research and development revenue	$4,341	$2,992	$12,477	$17,858

Notes:

(1)	Amounts shown include $850,000 of milestone revenue recognized in connection with the PTI collaboration in the three and nine months ended September 30, 2008.
(2)	Amounts shown include amortization of up-front fees equal to $547,000 for each of the three months ended September 30, 2008 and 2007, and $1.6 million for each of the nine months ended September 30, 2008 and 2007, respectively.
(3)	Amounts shown represent the amortization of up-front fees equal to $763,000 for each of the three months ended September 30, 2008 and 2007, and $2.3 million for each of the nine months ended September 30, 2008 and 2007, respectively. Research and development expenses incurred by the Company in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 nine months revenue amount includes $8.0 million of milestone revenue recognized in connection with the Nycomed collaboration.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if we have no future performance obligations related to that milestone payment. We recorded $850,000 of milestone revenue from our Pain Therapeutics collaboration related to the achievement of clinical and regulatory milestones for each of the three and nine months ended September 30, 2008 compared with zero and $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in the corresponding periods in 2007.

We recognized $30,000 and $78,600 in revenue from service contracts in the three and nine months ended September 30, 2008 compared to $0 in the same periods in 2007. Service contract revenues recognized in 2008 were related to certain polymer-related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from such polymer-related service contracts in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer product line. Net product revenues were $2.3 million and $6.9 million in the three and nine months ended September 30, 2008, respectively, compared to $1.9 million and $6.2 million for the corresponding periods in 2007. The increase was primarily due to higher average selling prices from our ALZET product line and LACTEL polymer product line in the three and nine months ended September 30, 2008, compared with the same periods in 2007. Product revenues attributable to the shipments of key components of REMOXY in 2008 aggregating $266,000 and $796,000 in the three and nine months ended September 30, 2008 have been deferred pending the execution of a final supply agreement with King Pharmaceuticals. We expect product revenue to increase as we begin to generate product revenue from selling these excipients to King Pharmaceuticals in the future.

Cost of revenues. Cost of revenues was $870,000 and $2.7 million for the three and nine months ended September 30, 2008, respectively, compared to $780,000 and $2.4 million for the corresponding periods in 2007. The increase in the cost of product revenue in the three and nine months ended September 30, 2008 was primarily the result of higher product revenue by our ALZET and LACTEL product lines in these periods. Cost of service revenue was $8,600 and $27,600 for the three and nine months ended September 30, 2008, respectively, compared to $0 for the corresponding periods in 2007 due to an increase in our service contract revenue related to our polymer business in 2008. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenues was $44,000 and $31,000 for the three months ended September 30, 2008 and 2007, and $110,000 and $98,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and 2007, we had 30 and 22 manufacturing employees, respectively. The increase in 2008 was due to the shifting of research and development employees to manufacturing as we began commercial manufacturing of certain excipients that are components of Remoxy. We expect cost of revenue to increase in the future as we begin to generate product revenue from selling these excipients to King Pharmaceuticals.

Research and Development. Research and development expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $11.4 million and $31.0 million for the three and nine months ended September 30, 2008, respectively, compared to $8.9 million and $28.8 million for the corresponding periods in 2007. The increase in the three and nine months ended September 30, 2008 was primarily attributable to higher development costs associated with ELADUR, Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, and our biologics programs, partially offset by decreased clinical trial expenses for POSIDUR, decreased development costs associated with CHRONOGESIC, TRANSDUR-Sufentanil and other research programs compared with the same period in 2007 as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under the amended agreement with EpiCept and recorded this amount as a research and development expense in the three and nine months ended September 30, 2008. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.3 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively.

ELADUR

Our research and development expenses for ELADUR increased to $4.6 million and $9.0 million in the three and nine months ended September 30, 2008 from $1.4 million and $4.0 million in the same periods in 2007. The increases were primarily due to higher employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies for this product candidate in 2008. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 related to certain intellectual property for ELADUR under the amended agreement with EpiCept.

POSIDUR

Our research and development expenses for POSIDUR decreased to $2.0 million and $6.3 million in the three and nine months ended September 30, 2008 from $2.1 million and $8.8 million in the same period in 2007. The decreases were primarily due to lower costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $960,000 and $2.6 million in the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $5.2 million for the corresponding periods in 2007, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $441,000 and $1.5 million in the three and nine months ended September 30, 2008, respectively, compared to $107,000 and $957,000 for the corresponding periods in 2007, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $519,000 and $1.1 million in the three and nine months ended September 30, 2008, respectively, compared to $997,000 and $4.3 million for the corresponding periods in 2007. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

Remoxy and other ORADUR-based opioid drug candidates

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $1.3 million and $4.8 million in the three and nine months ended September 30, 2008 from $687,000 and $2.2 million in the same periods in 2007. The increases were primarily due to increased NDA support activities for Remoxy as well as additional formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates in 2008.

Biologics Programs

Our research and development expenses for biologics programs increased to $1.4 million and $3.7 million in the three and nine months ended September 30, 2008, respectively, compared to $732,000 and $2.0 million for the corresponding periods in 2007. The increases were primarily due to higher external costs and employee related costs in support of these programs in 2008.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $471,000 and $1.1 million in the three and nine months ended September 30, 2008, respectively, compared to $730,000 and $2.3 million for the corresponding periods in 2007. The decreases were primarily due to lower development support activities performed in support of this drug candidate in 2008.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $11,000 and $94,000 in the three and nine months ended September 30, 2008, respectively, compared to $289,000 and $1.6 million for the corresponding periods in 2007. The decreases were primarily due to lower employee related costs and external development expenses for this drug candidate in 2008.

Memryte

Our research and development expenses for Memryte decreased to zero in both the three and nine months ended September 30, 2008, respectively, compared to $31,000 and $1.2 million for the corresponding periods in 2007 as we did not engage in any development activities related to Voyager in the first nine months of 2008. The reported research and development expense in the nine months ended September 30, 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Voyager.

Other DURECT Research Programs

Our research and development expenses for all other programs decreased to $1.6 million in the three months ended September 30, 2008 compared to $2.9 million for the corresponding period in 2007 primarily due to lower employee related costs for these programs in the third quarter of 2008. Our research and development expenses for all other programs decreased to $5.9 million in the nine months ended September 30, 2008 compared to $6.7 million for the corresponding period in 2007 primarily due to lower employee related costs and increased formulation and clinical development activities for these programs.

As of September 30, 2008, we had 113 research and development employees compared with 112 as of the corresponding date in 2007. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
ELADUR (1)	$4,636	$1,376	$9,022	$4,027
POSIDUR (2)	1,977	2,092	6,323	8,849
Biologics Programs	1,402	732	3,710	1,957
Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics	1,300	687	4,789	2,191
TRANSDUR-Sufentanil	471	730	1,107	2,263
CHRONOGESIC	11	289	94	1,633
Memryte (3)	—	31	—	1,215
Others	1,626	2,921	5,910	6,705

Total research and development expenses (4)	$11,423	$8,858	$30,955	$28,840

(1)	The reported research and development expense in the three and nine months of 2008 includes a one-time cash payment of $2.25 million which the Company made in September 2008 as part of the amendment of its license agreement with EpiCept.

(2)	In the three and nine months ended September 30, 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $960,000 and $2.6 million, respectively, compared to $1.1 million and $5.2 million for the same periods in 2007, which are accounted for as a reduction of research and development expenses. In the three and nine months ended September 30, 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $441,000 and $1.5 million, respectively, compared to $107,000 and $957,000 for the same periods in 2007, which are accounted for as additional research and development expenses.
(3)	The reported research and development expense in the nine months ended September 30, 2007 includes a one-time cash payment of $1.0 million which the Company made in January 2007 as part of the amendment of its license agreement with Voyager.
(4)	Includes stock-based compensation expenses of $1.3 million and $4.3 million for the three and nine months ended September 30, 2008, compared to $1.0 million and $3.3 million for the same periods in 2007, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.8 million and $11.8 million for the three and nine months ended September 30, 2008, respectively, compared to $3.1 million and $10.4 million for the corresponding periods in 2007. The increase in the three and nine months ended September 30, 2008 was primarily attributable to higher patent related costs as we continue to expand our patent portfolio and higher stock based compensation expense. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $620,000 and $2.1 million for the three and nine months ended September 30, 2008, compared to $497,000 and $1.7 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, we had 38 selling, general and administrative personnel compared with 37 as of the corresponding date in 2007. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent related costs and in employee related costs to support our business activities.

Amortization of intangible assets. Amortization of intangible assets was $12,000 and $35,000 for the three and nine months ended September 30, 2008, respectively, compared to $8,000 and $23,000 for the corresponding periods in 2007, respectively. The amortization of intangible assets increased in the three and nine months ended September 30, 2008 as we acquired additional patents in the fourth quarter of 2007 and the first quarter of 2008. We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In 2007, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we may be required to record an impairment charge to write the goodwill down to its estimated fair value.

The net amount of intangible assets at September 30, 2008 was $170,000, which will be amortized as follows: $12,000 in the three months ending December 31, 2008, $48,700 in 2009, $37,000 in 2010, $17,800 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Other Income (Expense). Interest and other income was $349,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively, compared to $906,000 and $2.8 million for the corresponding periods in 2007, respectively. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three and nine months ended September 30, 2008 compared with the same periods in 2007.

Interest and other expense was $14,000 and $773,000 for the three and nine months ended September 30, 2008, respectively, compared to $716,000 and $2.2 million for the corresponding periods in 2007, respectively. The decrease in interest expense was primarily due to lower outstanding balances on our convertible notes in the three and nine months ended September 30, 2008 compared with the same periods of 2007.

Debt conversion expense was zero for both the three and nine months ended September 30, 2008, compared to $223,000 for the corresponding periods in 2007. The debt conversion expense in the three and nine months ended September 30, 2007 was recorded in connection with the conversion of $4.2 million in principal amount of the 6.25% convertible notes into 1.3 million shares of our common stock in September 2007.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $38.9 million at September 30, 2008 compared to $62.0 million at December 31, 2007. These balances include $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2008 and December 31, 2007. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2008 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $30.2 million and $25.7 million at September 30, 2008 and December 31, 2007, respectively. The increase was primarily attributable to the exchange of the $23.6 million in aggregate principal amount of convertible notes at maturity in June 2008 into approximately 7.5 million shares of common stock, partially offset by $22.8 million of cash used for operations during the nine months ended September 30, 2008.

We used $22.8 million of cash for operations for the nine months ended September 30, 2008 compared to $13.9 million for the corresponding period in 2007. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to a one-time milestone payment of $8.0 million received from Nycomed in 2007 and to the decreases in accounts receivable from our third party collaborators, contract research liability and accounts payable for the nine months ended September 30, 2008, partially offset by an increase in net loss compared to the same period in 2007.

We received $7.6 million of cash from investing activities for the nine months ended September 30, 2008 compared to $7.4 million for the corresponding period in 2007. The increase in cash provided by investing activities was primarily due to higher net proceeds received from the maturing of our investments and a decrease in purchases of short-term and long-term investments for the nine months ended September 30, 2008 compared to the same period in 2007.

We received $704,000 of cash from financing activities for the nine months ended September 30, 2008 compared to $992,000 for the corresponding period in 2007. The decrease was primarily due to lower proceeds from exercises of stock options in the nine months ended September 30, 2008 compared to the same period in 2007.

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

In conjunction with the acquisition of SBS in April 2001, we assumed SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2008, the remaining principal payments on the bonds were $465,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the nine months ended September 30, 2008, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the elimination of $23.6 million convertible subordinated notes due to their exchange in June 2008 into common stock.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of September 30, 2008, approximately 96% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 58% of our investment portfolio matures less than 90 days from the date of purchase. We believe that a one percentage point increase or decrease in interest rates would not be material to our financial condition or results of operations.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2008 by year of maturity (dollars in thousands):

	2008	2009	2010	Total
Cash equivalents:
Fixed rate	$20,166	$—	$—	$20,166
Average fixed rate	2.11%	—	—	2.11%
Variable rate	$82	$—	$—	$82
Average variable rate	1.58%	—	—	1.58%
Short-term investments:
Fixed rate	$1,000	$12,452	$—	$13,452
Average fixed rate	5.10%	3.66%	—	3.82%
Long-term investments:
Fixed rate	$—	$—	$1,334	$1,334
Average fixed rate	—	—	3.42%	3.42%
Restricted investments:
Fixed rate	$686	$360	$—	$1,046
Average fixed rate	2.19%	1.80%	—	2.06%

Total investment securities	$21,934	$12,812	$1,334	$36,079

Average rate	2.28%	3.46%	3.42%	2.73%

ITEM 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 1A.	Risk Factors

In addition to the other information in this Form 10-Q, a number of risk factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects. Changes to our risk factors contained below relate primarily to updates in the development of our product candidates, financial condition and intellectual property position.

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

•

REMOXY—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial with REMOXY under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. REMOXY will be the subject of an FDA public advisory committee meeting scheduled for November 13, 2008.

•

POSIDUR—A Phase IIb clinical trial in hernia surgery was completed and an end of Phase II meeting was held with the FDA. We are currently in dialogue with the FDA regarding our Phase III program. In parallel with these discussions, we are commencing a 60-patient Phase IIb study in Australia using a 5 mL dose in shoulder surgery intended to allow us to confirm aspects of our clinical study design and conduct. Additionally, Nycomed is commencing Phase IIb studies in surgical models in Europe.

•

TRANSDUR-Sufentanil Patch—Endo, our collaborator for the U.S. and Canadian markets, commenced its Phase II clinical program for TRANSDUR-Sufentanil in June 2007. Endo has stated that they expect to have data from a Phase II study by the end of 2008 and expect to hold an end-of-Phase II meeting with the FDA in late 2008 or early 2009.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. We are conducting manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies. In September 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR).

•	Second ORADUR—Opioid Drug Candidate under Pain Therapeutics/King alliance—In November 2006, Pain Therapeutics announced positive results from a Phase I clinical trial.

•

Third ORADUR-Opioid Drug Candidate under Pain Therapeutics/King alliance— Pain Therapeutics has announced that they commenced a Phase I clinical study with this new investigational drug candidate in August 2008.

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

The length of clinical trials will depend upon, among other factors, the rate of trial site and patient enrollment and the number of patients required to be enrolled in such studies. We or our third-party collaborators may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. In addition, even if we or our third-party collaborators enroll the number of patients we expect in the time frame we expect, such clinical trials may not provide the data necessary to support regulatory approval for the pharmaceutical systems for which they were conducted. Additionally, we or our third-party collaborators may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we or our third-party collaborators may fail to complete and submit a new drug application as scheduled. The FDA may not clear any such application in a timely manner or may deny the application entirely. Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical system under development could delay or prevent regulatory clearance of the potential pharmaceutical system, resulting in delays to the commercialization of our pharmaceutical system, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our pharmaceutical systems, and thus our pharmaceutical systems may not be approved for marketing.

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

We or our third-party collaborators, as applicable, may also encounter delays or rejections due to regulatory actions, including those based upon additional government regulation from future legislation, administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We are awaiting regulatory review or action with respect to several of our pharmaceutical systems. For REMOXY, we are awaiting notification from FDA as to whether the REMOXY NDA will be approved. With respect to POSIDUR, we have been in lengthy dialogue with FDA with respect to our Phase III program. There can be no assurance that FDA will provide us with the actions or approvals we desire or seek in a timely fashion, which could materially harm the prospects of our product candidates and our business. We or our third-party collaborators, as applicable, may encounter similar delays in foreign countries. Sales of our pharmaceutical systems outside the United States are subject to foreign regulatory standards that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We or our third-party collaborators, as applicable, may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify. If we or our third-party collaborators, as applicable, fail to obtain timely clearance or approval for our development products, we or they will not be able to market and sell our pharmaceutical systems, which will limit our ability to generate revenue.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to REMOXY, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, CHRONOGESIC, and other ORADUR-based opioid drug candidates beyond REMOXY. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

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

We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of these third parties to perform their obligations could adversely our operations, development timeline and financials results.

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

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our development products. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. To date, we have not been inspected by the FDA or other health regulatory body. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our pharmaceutical systems we or they manufacture, the FDA may refuse or withdraw marketing clearance or require product recall, which may cause interruptions or delays in the manufacture and sale of our pharmaceutical systems.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2008, had an accumulated deficit of approximately $265.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales and marketing, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and require us to manage complex relationships with third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities and the attainment of milestones set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationship with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to TRANSDUR-Sufentanil, Pain Therapeutics with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, Alpharma with respect to ELADUR, and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

If any of our collaborative agreements are terminated, our revenues will be reduced or not materialize, and our development products related to those agreements may not be commercialized.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our future performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Endo related to the development, promotion and distribution of TRANSDUR-Sufentanil in the United States and Canada once such product is approved for commercialization. In addition, we have entered into agreements with Pain Therapeutics, Nycomed and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and other ORADUR-based products incorporating specified opioids, POSIDUR and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. Effective October 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. We have limited or no control over the expertise or resources that any collaborator may devote to the development, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not be able to develop our technologies or recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical systems. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of October 31, 2008, we held 53 issued U.S. patents and 298 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 96 pending U.S. patent applications and have filed 104 patent applications under the Patent Cooperation Treaty, from which 547 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in the year 2012. Our expenditures to prosecute and maintain our patents are significant, especially for a company of our size and development stage. If our patents do not provide valuable and enforceable rights to our business, we may not derive any benefit from these expenditures.

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

We are party to a number of collaborative agreements. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in MedImmune, Inc. v. Genentech, Inc. could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since September 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY and other ORADUR-based opioids, Memryte and CHRONOGESIC, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Alpharma, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I-Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicense King Pharmaceuticals, Nycomed, Alpharma or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events) or delays in our clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY, our other ORADUR-based opioid drug candidates, Memryte, CHRONOGESIC or other pharmaceutical systems;

•

action by the FDA and other regulatory authorities, including failure to approve the NDA for REMOXY, non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process, including failure to provide us with timely feedback on our POSIDUR Phase III program or the requirement of additional studies or development activities that would delay our programs;

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

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits:

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008.

10.52	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008.*

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment with respect to certain portions of this exhibit has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

Date: November 4, 2008	By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: November 4, 2008	By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer