Form 10-K
period 2008-12-31
DURECT CORP
filed 2009-03-10
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $282,473,859 as of June 30, 2008 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 82,025,921 shares of the registrant’s Common Stock issued and outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2009 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2008.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business.

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. We are developing pharmaceutical systems that will deliver the right drug to the right place in the right amount at the right time to treat chronic or episodic diseases and conditions. By integrating chemistry and engineering advancements, we can achieve what drugs or devices alone cannot. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration as well as, for certain applications, placement of the drug at the intended site of action. Our proprietary drug delivery technology platforms include:

—

SABER™ Delivery System—a patented and versatile depot injectable useful for delivery of small molecules and biologics that can be formulated for systemic or local administration. The advantages of SABER may include reduced side effects, longer duration and smaller injection volume. Our first application is for controlled delivery of bupivacaine for post-operative pain relief (POSIDUR™), for which we have licensed commercialization rights in Europe and certain other countries to Nycomed Danmark APS (Nycomed) while retaining commercialization rights in the United States, Canada, Asia and other countries. A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. We are currently in dialogue with the FDA regarding our Phase III program. In parallel with these discussions, we are conducting a 60-patient Phase IIb study in Australia using a 5 mL dose in shoulder surgery in order to confirm aspects of our clinical study design. Additionally, Nycomed is commencing Phase IIb studies in surgical procedures in Europe.

—

ORADUR® Delivery System—an oral sustained release gel-cap technology. We believe that ORADUR can transform short-acting oral capsule forms into oral sustained release technology products with the added benefit of being less prone to abuse. Our first application is Remoxy™, a novel long-acting, abuse deterrent oral formulation of the opioid oxycodone, for which we have licensed worldwide rights to Pain Therapeutics, Inc. (Pain Therapeutics), which has in turn sublicensed the commercialization rights to King Pharmaceuticals, Inc. (King). In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA. The NDA was submitted to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Pain Therapeutics has indicated that they plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy, and that they believe this FDA meeting will provide them with a more reliable context in which to make projections about Remoxy.

—

TRANSDUR™ Delivery System—a proprietary transdermal patch technology. The advantages of TRANSDUR may include, depending on the application, less potential for abuse, longer use per patch and smaller patch size. Our first application is for a transdermal sufentanil patch (TRANSDUR-Sufentanil) which we have licensed to Endo Pharmaceuticals for the U.S. and Canada. An end-of-Phase II meeting with the FDA for TRANSDUR-Sufentanil was held on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR®, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

program and approval, which will follow a 505(b)2 pathway as discussed with the FDA. This pathway allows referencing of third-party data, potentially reducing time and expense. On February 26, 2009, Endo notified us that it was terminating its license agreement for TRANSDUR-Sufentanil and thereby returning to us Endo’s rights to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has committed to assist us in an orderly and rapid transition of this program back to us. Our second application of TRANSDUR is for a transdermal bupivacaine patch (TRANSDUR-Bupivacaine or ELADUR™), which we have licensed to Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (now owned by King). We successfully completed a Phase IIa clinical trial with ELADUR in the fourth quarter of 2007.

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

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system, or CNS, disorders, cardiovascular disease and other chronic diseases. Our ongoing product research and development efforts in these areas are set forth in the following table:

Disease/Indication	Product Candidate	Collaborator	Technology Platform	Stage

Post Operative Pain	• POSIDUR (Controlled release injection of bupivacaine)	• Nycomed (Europe and certain other territories); DURECT retains rights in U.S., Canada, Asia and other countries	• SABER	• Phase II

Neuropathic Pain associated with Post-Herpetic Neuralgia (PHN)	• ELADUR (Transdermal bupivacaine)	• King (worldwide)	• TRANSDUR	• Phase II

Chronic Pain	• Remoxy (Oral controlled release oxycodone)	• King/Pain Therapeutics (worldwide)	• ORADUR	• NDA accepted but not approved/ Complete Response Letter received

Pain	• Oral controlled release opioid (active agent undisclosed)	• King/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

Pain	• Oral controlled release opioid (active agent undisclosed)	• King/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

Chronic Pain	• TRANSDUR-Sufentanil (Transdermal sufentanil)	• Endo (U.S. & Canada) until August 2009; DURECT retains rights in Europe, Asia and other countries, and worldwide rights as of August 2009	• TRANSDUR	• Phase II

Alzheimer’s Disease	• Memryte (Controlled release Leuprolide implant)	• Voyager (worldwide)	• DURIN	• Further development pending financing/ partnering by Voyager

Central Nervous System Disorders/Cardiovascular Disorders/Biologics Programs	• Various	• DURECT retains worldwide rights	• SABER/ DUROS/ DURIN	• Preclinical/ Research Stage

Local Post-Operative Pain

POSIDUR

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

Development Strategy.    We are developing POSIDUR, a sustained-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, adequate pain control can be achieved with minimal exposure to the remainder of the body, thus minimizing side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of greatest need for post-surgical pain control in most patients. In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

Clinical Program.    In 2007, we successfully completed a 122 patient Phase IIb clinical trial of POSIDUR for treatment of post-operative pain in patients undergoing inguinal hernia repair, thereby triggered the $8.0 million milestone payment from Nycomed. In the Phase IIb trial, POSIDUR at a dose of 5 mL demonstrated statistically significant reductions in pain and in total consumption of supplemental opioid analgesic medications versus placebo. These successful results triggered the $8.0 million milestone payment by Nycomed to us under our agreement with Nycomed.

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

Other Exploratory Phase II studies

In addition to the Phase IIb study described above, we have also been conducting smaller exploratory Phase II studies in hernia, shoulder arthroscopy and appendectomy surgeries to evaluate different application techniques, clinical design and conduct as well as other investigational factors. These trials have been conducted in multiple cohorts, generally consisting of approximately 6 to 21 patients in each treatment group. Hernia, shoulder and appendectomy studies have been completed. In all the exploratory studies, patient groups treated with POSIDUR 5 mL and POSIDUR 2.5 mL showed comparable safety profiles as the patient groups treated with placebo, and the drug administration appeared well tolerated. Some treatment groups from these exploratory studies utilizing POSIDUR have shown positive activity as measured by reduction of pain or consumption of supplemental opioid analgesic medication versus placebo, while other treatment groups have not. We have evaluated these studies to understand the different results observed, and intend to apply our learnings in the design of our Phase III program.

We have held an end-of-Phase II meeting with the FDA and are in dialogue with the FDA regarding our POSIDUR Phase III program. In parallel with these discussions, we are conducting a 60-patient Phase IIb study in Australia using a 5 mL dose in shoulder surgery in order to confirm aspects of our clinical study design. Additionally, Nycomed is commencing Phase IIb studies in surgical procedures in Europe.

Local Pain

ELADUR

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

Development Strategy.    We are developing a transdermal bupivacaine patch (ELADUR) based on our proprietary TRANSDUR transdermal technology intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with post-herpetic neuralgia, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR will receive seven years of market exclusivity following its approval by the FDA. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland, Ltd. (which was acquired by King Pharmaceuticals in December 2008).

Clinical Program.    In 2007, we successfully completed a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. In 2008, we conducted manufacturing scale-up and processing studies to secure additional Phase II and Phase III supplies, and developed our clinical and regulatory strategy for further development of this program.

Chronic Pain (Systemic)

Market Opportunity.    Chronic pain, defined as lasting six months or longer, is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 50 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, accounted for approximately $1.6 billion in worldwide sales in 2007, and Duragesic®, a leading transdermal fentanyl product, accounted for approximately $1.0 billion in worldwide sales in 2008.

Development Strategy.    We are developing several products for the chronic pain market:

—

ORADUR-based oral sustained release, abuse deterrent opioid products, including Remoxy, licensed to Pain Therapeutics, which has in turn sublicensed the commercialization rights of these products to King;

—

TRANSDUR-Sufentanil, our proprietary transdermal patch that is intended to provide sufentanil for a period of up to seven days from a single application. The rights to develop and commercialize this drug candidate in the U.S. and Canada were licensed to Endo, but Endo has notified us that it is returning the rights to us effective August 26, 2009, after which we will hold worldwide development and commercialization rights.

ORADUR-Opioid Products In Development

Remoxy (ORADUR-Oxycodone)

Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics has sublicensed the commercialization rights of Remoxy to King. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin®, a brand name extended-release oral painkiller, which achieved annual worldwide sales of approximately $1.6 billion in 2007. Under the agreement with Pain Therapeutics, we are eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones. As of December 31, 2008, we have received $1.7 million in milestone payments. We also receive reimbursement for our research and development efforts on Remoxy and a manufacturing profit on our supply of key product excipients for use in Remoxy. In addition, if Remoxy is commercialized, we will receive royalties for Remoxy of between 6.0% to 11.5% of net sales depending on the sales volumes.

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

Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Pain Therapeutics has indicated that they plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy, and they believe this FDA meeting will provide them with a more reliable context in which to make projections about Remoxy.

Additional ORADUR-Opioid Products in Development

During 2006, 2007 and 2008, we also worked with Pain Therapeutics and King on the development of additional ORADUR abuse-resistant opioid drug candidates. Phase I clinical trials have been completed for two of these ORADUR-based product. According to Pain Therapeutics, the data from these Phase I trials indicate that these drug candidates are safe and well-tolerated with release profiles that appear well suited to use with a chronic pain population. The active ingredients in these two drug candidates are opioids whose identities have not been publicly disclosed.

TRANSDUR-Sufentanil Patch

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) under development is based on our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of sufentanil for up to seven days from a single application, as compared to the two to three days of relief provided by currently available opioid patches. Sufentanil is a highly potent opioid that is currently used in hospitals as an analgesic for which the patent covering the chemical entity has expired. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) and longer duration of delivery may offer improved convenience and compliance for patients. Worldwide sales for Duragesic®, a leading transdermal fentanyl product, were approximately $1.0 billion in 2008.

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returning Endo’s rights to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to us. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil. During 2008, we continued to perform development activities for Endo with respect to TRANSDUR-Sufentanil.

Clinical Program.    Endo recently successfully completed a Phase II program for TRANSDUR- Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense.

Alzheimer’s Disease

Market Opportunity.    Alzheimer’s disease is a progressive, degenerative and ultimately terminal brain disorder that gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. There is currently no treatment that stops or materially slows the progression of Alzheimer’s disease. It is estimated that Alzheimer’s patients and their families spend more than $200,000 on health care per patient and employers lose approximately $60 billion per year on lost productivity as adult caregivers are forced to leave their jobs—either permanently or temporarily—to care for a family member with the disease. As a result, it is one of the world’s largest unmet medical needs. The global market for currently available Alzheimer’s disease drugs is growing rapidly and has been estimated to be over $3.5 billion in 2006. It is estimated that over five million Americans suffer from Alzheimer’s disease and this number could more than triple by mid-century.

Development Strategy.    In July 2002, we entered into a development and commercialization agreement with Voyager under which we granted Voyager the exclusive, worldwide rights to develop and commercialize a product, Memryte, using the DURIN implant system to deliver the peptide leuprolide acetate to treat Alzheimer’s disease based on Voyager’s patented method of treatment. Under the agreement, as amended, we are eligible to receive milestone payments from Voyager of up to $3.0 million in the aggregate upon the achievement of predetermined development and regulatory milestones. As of December 31, 2008, we have received $500,000 in milestone payments. Additionally, if the product candidate is commercialized, we will receive royalties of between 10% to 14% of net sales depending on the sales volumes, and we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product candidate is sublicensed to a third party.

Clinical Program.    In October 2005, Voyager initiated a Phase III clinical trial for Memryte, which was truncated by Voyager in order to get an earlier look at potential efficacy. In the second quarter of 2007, Voyager informed its shareholders that it had observed positive outcome trends among women, but no positive effect among men in this truncated Phase III clinical trial. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program. There can be no assurance that Voyager or any other party will continue development of Memryte.

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

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The Centers for Disease Control estimates that the major chronic diseases are responsible for approximately 1.7 million deaths, or 70% of all deaths in the U.S. Chronic diseases cause major limitations in daily living for more than 25 million Americans. These diseases account for more than 70% of the $1 trillion spent on health care each year in America. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic diseases will increase.

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

DURECT Pharmaceutical Systems Technology

Our pharmaceutical systems combine technology innovations from the drug delivery and medical device industries with proprietary pharmaceutical and biologic drug formulations. These capabilities can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biologics such as proteins, peptides and genes. We currently have six major technology platforms:

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

The SABER Technology is the basis of POSIDUR, which is in Phase II clinical trials. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil for which an end-of-Phase II meeting with the FDA was held in February 2009. The development and commercialization rights in the U.S. and Canada have been licensed to Endo until August 26, 2009, after which we will hold worldwide development and commercialization rights. The TRANSDUR technology is also the basis for ELADUR, which is currently in Phase II testing and which we have licensed worldwide development and commercialization rights to Alpharma Ireland, Ltd. (which was acquired by King in December 2008).

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. ORADUR-based products can be manufactured by a simple process using conventional methods making them readily scalable. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse deterrent oral products. The ORADUR Technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. In December 2007, Remoxy successfully completed a pivotal Phase III study. Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Pain Therapeutics has indicated that they plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy, and they believe this FDA meeting will provide them with a more reliable context in which to make projections about Remoxy.

We also have two other ORADUR-based opioid drug candidates for which Phase I clinical trials have been completed. According to Pain Therapeutics, the data from these Phase I trials indicate that these drug candidates are safe and well-tolerated with release profiles that appear well suited to use with a chronic pain population. The active ingredients in these two drug candidates are opioids whose identities have not been publicly disclosed.

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

The DUROS Technology

The DUROS system is a miniature drug-dispensing pump which can be as small as a wooden matchstick. We have licensed the DUROS system for specified fields of use from ALZA, pursuant to a development and commercialization agreement entered into effective April 1998. The potential of the DUROS technology as a platform for providing drug therapy was demonstrated by the FDA’s approval in March 2000 of ALZA’s VIADUR® product (leuprolide acetate implant), a once-yearly implant for the palliative treatment of prostate cancer, the first approved product to incorporate the DUROS implant technology. The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically , the DUROS system is placed just under the skin, for example in the inner side of the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office.

The MICRODUR Biodegradable Microparticulate Technology

Our MICRODUR technology is a patented biodegradable microparticulate depot injectable. We have experience in microencapsulation of a broad spectrum of drugs using our LACTEL® brand polymers and co-polymers of lactic and glycolic acid. In our MICRODUR process, both standard and proprietary polymers are used to entrap an active agent in solid matrices or capsules comprising particles generally between 10 and 125 microns in diameter. Through suitable choice of polymers and processing, sustained release from a few days to many months can be achieved. As with the DURIN technology, MICRODUR particles degrade fully in the body after the active agent is released. Our range of experience extends from manufacture of the polymer raw material to process and product development, scale-up and cGMP manufacture.

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and in the future, commercializing pharmaceutical systems that address significant medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Focus on Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases that present the greatest challenges to medicine are chronic, debilitating diseases such as chronic pain, central nervous system disorders, cardiovascular disorders, cancer and degenerative neurological diseases. In addition, we have identified certain local and acute pain conditions that we believe can benefit from improved therapeutics. Our initial efforts will focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions.

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

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those we have partnered, we presently have one program for which an NDA has been accepted but not approved by the FDA, and for which a Complete Response Letter has been received, and five different disclosed programs in clinical development, including two oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Build Our Own Sales and Marketing Organization.    Our goal is to become a specialty pharmaceutical company where we commercialize products with significant market potential. To that end, we intend, over the course of a few years, to build up commercial, sales and marketing capability and other required infrastructure in focused specialty areas. We will continue to pursue strategic alliances from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

Third-Party Collaborations

We have entered into the following collaboration agreements:

Alpharma Ireland Limited (acquired by King Pharmaceuticals in December 2008).    In September 2008, we and Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma), entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch currently under development for the treatment of pain associated with post-herpetic neuralgia (PHN). The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, we would also receive royalties on product sales. Alpharma will control and fund further development of the program. We will perform development activities through completion of Phase II, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As a result of the acquisition of Alpharma by King in December 2008, the rights and obligations of the agreement are now controlled by King. As of December 31, 2008, the cumulative aggregate payments received by us under this agreement were $21.6 million.

Nycomed Danmark, APS.    In November 2006, we entered into a collaboration agreement with Nycomed. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events. As of December 31, 2008, the cumulative aggregate payments received by us under this agreement were $30.0 million. In addition, the cumulative aggregate payments paid by us to Nycomed were $2.3 million as of December 31, 2008.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the commercialization rights to certain products developed under the agreement (including Remoxy) to King. In December 2005, we amended our agreement with Pain

Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. Under the agreement with Pain Therapeutics, we are eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development. As of December 31, 2008, we have received $1.7 million in milestone payments. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2008, the cumulative aggregate payments received by us under this agreement were $31.3 million.

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    On March 10, 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returning Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to us. As of December 31, 2008, the cumulative aggregate payments received by us under this agreement were $21.4 million.

Voyager Pharmaceutical Corporation.    In July 2002, we entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, we will collaborate with Voyager to develop a product using our DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the resulting product on a worldwide basis. We are responsible for preclinical development, product manufacture and other specified tasks. Under the agreement, as amended, we are eligible to receive milestone payments from Voyager of up to $3.0 million in the aggregate upon the achievement of predetermined development and regulatory milestones. As of December 31, 2008, we have received $500,000 in milestone payments. We are also eligible to receive reimbursement for any research and development work we perform. If Memryte is commercialized, we will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Effective January 2007, we amended our agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that we will receive on net sales of Memryte, if commercialized, is doubled (to 10-14% of net sales after the amendment), and in addition, we will receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product is sublicensed to a third party. In return, we paid Voyager $1 million in cash and forgave approximately $725,000 which was owed to us for previously provided services. As of December 31, 2008, the cumulative aggregate payments received by us under this agreement were $11.6 million.

ALZA Corporation.    In April 1998, we entered into a development and commercialization agreement with ALZA, which has been subsequently amended and restated, most recently in October 2002. The agreement provides us with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS technology in selected fields of use, and obligates us to pay ALZA a royalty on the net sales of our DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by us with respect to such DUROS-based products. In connection with the execution of the Agreement, we issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with our initial public offering in 2000. We issued an additional 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of common stock to ALZA in connection with an amendment of the Agreement in April 2000. The warrant expired in September 2004. This agreement can be terminated by either party for material breach by the other party and by us without cause.

EpiCept Corporation.    In December 2006, we entered into a license agreement with EpiCept Corporation (EpiCept) that provides us with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, we paid EpiCept $1.0 million upfront in December 2006 and, subject to our achievement of specified milestones, agreed to pay EpiCept an additional $9.0 million in milestone payments as well as a royalty on net sales of any product covered by the license. In September 2008, we and EpiCept entered into an amendment to the license agreement. Under the amendment, among other changes, the scope of the license was broadened from the treatment of back pain to all uses covered by the EpiCept intellectual property including myofascial pain and muscle tension pain, and the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license. In consideration of this amendment, we made a one-time payment of $2.25 million to EpiCept in full satisfaction of all future payment obligations to EpiCept under the license agreement.

NeuroSystec Corporation.    In May 2004, we entered into an exclusive license agreement with NeuroSystec Corporation (NeuroSystec), a privately-held corporation founded by Al Mann, under which we granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first development product is currently in early clinical development. We are responsible for formulation development of products utilizing our drug delivery platforms and manufacture and supply of product components consisting of our drug delivery platforms. We will receive certain milestone payments if certain development and commercialization milestones are achieved, as well as royalties based on product sales if products are commercialized under the agreement. This agreement will remain in effect until the expiration of NeuroSystec’s royalty obligations under the agreement, which will occur when the last of our related patent rights expire or are found to be invalid, unless the agreement is otherwise terminated earlier. This agreement can be terminated by either party for material breach by the other party and by NeuroSystec without cause. In connection with the agreement, we received equity constituting a minority ownership interest in NeuroSystec.

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

LACTEL® Absorbable Polymers

We currently design, develop and manufacture a wide range of standard and custom biodegradable polymers based on lactide, glycolide and caprolactone under the LACTEL® brand for pharmaceutical and medical device clients for use as raw materials in their products. These materials are manufactured and sold by us directly from our facility in Pelham, Alabama and are used by us and our third-party customers for a variety of controlled-

release and medical-device applications, including several FDA-approved commercial products. Until December 31, 2004, this business was conducted by our wholly owned subsidiary, Absorbable Polymers International Corporation (API), formerly known as Birmingham Polymers Inc., an Alabama corporation. API was merged with and into DURECT on December 31, 2004.

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for our pharmaceutical systems to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. However, our goal is to become a specialty pharmaceutical company that commercializes its own products with significant market potential. To that end, we intend, over the course of a few years, to build up commercial, sales and marketing capability and other required infrastructure in focused specialty areas, although there can be no assurance that we will be able to do so. We will continue to pursue strategic alliances from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

We market and sell our ALZET product line in the U.S. through a direct sales force, and we have a network of distributors for this product line outside of the U.S. We market and sell our LACTEL product line through a direct sales force.

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIDUR, Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, pursuant to a supply agreement with Eastman Chemical Company. We also purchase sufentanil for TRANSDUR-Sufentanil pursuant to a supply agreement with Mallinckrodt, Inc., and we have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR.

Our supply agreement with Eastman Chemical Company requires us to purchase a certain portion of our requirements for sucrose acetate isobutyrate from Eastman Chemical and obligates us to pay a small fee per annum if our purchases do not meet specified sales targets. The Agreement may be terminated by either party under certain circumstances, including any material uncured breach by, or the insolvency, liquidation or bankruptcy of, or similar proceedings involving, the other party.

Our supply agreement with Mallinckrodt, Inc. requires us to purchase a certain portion of our requirements for sufentanil from Mallinckrodt, and has no other minimum purchase requirements or exclusivity provisions. The agreement expires on September 30, 2009 and is subject to automatic renewal for additional one-year terms unless either party provides one year notice of its intention not to renew the agreement. In addition, either party may terminate the Mallinckrodt agreement on 30 days notice for any material uncured breach by, or the bankruptcy of or similar proceedings involving, the other party. Finally, we may terminate the Mallinckrodt agreement on 60 days notice if we reasonably determine that the price being charged by Mallinckrodt is higher than the prevailing price for similar quantities of like grade or quality, or if we cease to develop or commercialize any products incorporating the products we purchase from Mallinckrodt.

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

Customers

Our product revenues are derived from sale of the ALZET and LACTEL product lines. Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2008, revenues from our collaborative agreements with Pain Therapeutics, Endo, Alpharma, and Nycomed represented 24%, 15%, 13% and 11% of our total revenues, respectively. In 2007, revenues from our collaborative agreements with Nycomed, Pain Therapeutics, and Endo represented 36%, 16% and 16% of our total revenues, respectively. In 2006, revenues from our collaborative agreements with Pain Therapeutics and Endo represented 34% and 20% of our total revenues, respectively.

At December 31, 2008, Nycomed and Alpharma accounted for 31% and 29% of our net accounts receivable, respectively. At December 31, 2007, Pain Therapeutics, Nycomed and Endo accounted for 36%, 19% and 16% of our net accounts receivable, respectively. At December 31, 2006, Pain Therapeutics, Nycomed and Endo accounted for 22%, 20% and 16% of our net accounts receivable, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. Our manufacturing facility in Cupertino, CA is a functional multi-discipline site that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Remoxy, TRANSDUR-Sufentanil, ELADUR, and Memryte. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We manufacture our ALZET product line and certain key components for Remoxy at our Vacaville, CA facility and our LACTEL product line at our Pelham, AL facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. In the fourth quarter of 2007 and first quarter of 2008, in two separate tranches, we acquired from a third party a portfolio of worldwide patents relating to drug delivery technologies. This portfolio consists of approximately 22 issued and pending U.S. patents and patent applications as well as their international counterparts. We believe this portfolio will benefit our business by broadening our drug delivery technology base and strengthening our intellectual property position. As of February 27, 2009, we held 55 issued U.S. patents and 356 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 99 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 549 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act (the Act) before our initial pharmaceutical systems may be marketed in the U.S. generally involves the following:

—	preclinical laboratory and animal tests;

—	submission of an IND application which must become effective before clinical trials may begin;

—	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

—	FDA approval of a new drug application.

Section 505 of the Act describes three types of new drug applications: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things, to a previously approved product (section 505(j)). A supplement to an application is a new drug application. We expect that most of our drug candidates will be approved by submission of a new drug application under section 505(b)(2).

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application, or NDA, for approval of the marketing and commercial shipment of the product. Submission of an NDA requires the payment of a substantial user fee to the FDA, and although the agency has defined user fee goals for the time in which to respond to sponsor applications, we cannot assure you that the FDA will act in any particular timeframe. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional Phase IV studies (post approval marketing studies) to confirm safety and effectiveness in a broader commercial use population may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products which have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs. Any comparative claims that we would like to make for our products vis-à-vis other dosage forms or products will need to be substantiated generally by two adequate and well-controlled head-to-head clinical trials.

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

On February 6, 2009, the Food and Drug Administration (FDA) sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks.

According to the FDA, opioid drugs have benefit when used properly and are a necessary component of pain management for certain patients. Opioid drugs have serious risks when used improperly. The FDA, drug manufacturers, and others have taken a number of steps in the past to prevent misuse, abuse and accidental overdose of these drugs, including providing additional warnings in product labeling, implementing risk management plans, conducting inter-agency collaborations, and issuing direct communications to both prescribers and patients. Despite these efforts, the rates of misuse and abuse, and of accidental overdose of opioids, have risen over the past decade. The FDA believes that establishing a REMS for opioids will reduce these risks, while still ensuring that patients with legitimate need for these drugs will continue to have appropriate access.

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. FDA is planning a public meeting in late spring or early summer to allow for broader public input and participation. Through this process, FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

Many of our drug candidates including Remoxy, our other ORADUR-opioid drug candidates and TRANSDUR-Sufentanil are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in TRANSDUR-Sufentanil, and Remoxy and our other ORADUR-based opioid drug candidates, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and the other ORADUR- based opioid drug candidates licensed to Pain Therapeutics, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I-Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Anesiva, NeurogesX, Alexza, Focal, I-Flow, Javelin Pharmaceuticals, Cadence Pharmaceuticals and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us.

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

Employees

As of February 27, 2009 we had 171 employees, including 103 in research and development, 30 in manufacturing and 38 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The executive officers of DURECT Corporation and their ages as of February 27, 2009 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	71	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	52	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	49	Chief Financial Officer
Peter J. Langecker, M.D., Ph.D	58	Chief Medical Officer
Jean I Liu, J.D., M.S.	40	Senior Vice President, General Counsel and Secretary
Paula Mendenhall, Pharm.D.	65	Executive Vice President, Operations and Administration
Su Il Yum, Ph.D.	69	Executive Vice President, Pharmaceutical Systems Research and Development

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of POSIDUR, TRANSDUR-Sufentanil, ELADUR, our ORADUR-based drug candidates other than Remoxy, and Memryte, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We and our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our ORADUR-based drug candidates other than Remoxy, Memryte or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

—

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Pain Therapeutics has indicated that they plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy, and they believe this FDA meeting will provide them with a more reliable context in which to make projections about Remoxy.

—

POSIDUR—A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. We are currently in dialogue with the FDA regarding our Phase III program. In parallel with these discussions, we are conducting a 60-patient Phase IIb study in

Australia in shoulder surgery in order to allow us to confirm aspects of our clinical study design and conduct. Additionally, Nycomed is commencing Phase IIb studies in surgical procedures in Europe.

—

TRANSDUR-Sufentanil Patch—Endo recently successfully completed a Phase II program for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. On February 26, 2009, Endo notified us that it was terminating its license agreement for TRANSDUR-Sufentanil and thereby returning to us Endo’s rights to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009.

—

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. In 2008, we conducted manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies, and developed our clinical and regulatory strategy for further development of this program. In September 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). Alpharma was acquired by King Pharmaceuticals in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King.

—

Second and third ORADUR-Opioid Drug Candidates under Pain Therapeutics/King alliance—We also have two other ORADUR-based drug candidates for which Phase I clinical trials have been completed. According to Pain Therapeutics, the data from these Phase I trials indicate that these drug candidates are safe and well-tolerated with a release profile that appears well suited to use with a chronic pain population. The active ingredients in these two drug candidates are opioids whose identities have not been publicly disclosed.

We are currently in the clinical, preclinical or research stages with respect to all our other pharmaceutical systems under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our pharmaceutical systems. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. This additional data could delay commercialization of such pharmaceutical systems and harm our business and financial condition.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our pharmaceutical systems and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical systems and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our development products in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recent recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety data which may cause lengthy delays and increased costs to our programs. For example, Pain Therapeutics has announced that the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. These laws and regulations are complex and subject to change. Furthermore, these laws and regulations may be subject to varying interpretations, and we may not be able to predict how an applicable regulatory body or agency may choose to interpret or apply any law or regulation to our pharmaceutical systems. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. We or our third-party collaborators, as applicable, may encounter delays or rejections based upon administrative action or interpretations of current rules and regulations. We or our third-party collaborators, as applicable, may not be able to timely reach agreement with the FDA on our clinical trials or on the required clinical or animal data we or they must collect to continue with our clinical trials or eventually commercialize our pharmaceutical systems.

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

Many of our drug candidates under development including Remoxy and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, a new requirement by the FDA, which could delay the approval of these drug candidates and increase the cost, burden and liability associated with the commercialization of these drug candidates

On February 6, 2009, the Food and Drug Administration (FDA) sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks.

According to the FDA, opioid drugs have benefit when used properly and are a necessary component of pain management for certain patients. Opioid drugs have serious risks when used improperly. The FDA, drug manufacturers, and others have taken a number of steps in the past to prevent misuse, abuse and accidental overdose of these drugs, including providing additional warnings in product labeling, implementing risk management plans, conducting inter-agency collaborations, and issuing direct communications to both prescribers and patients. Despite these efforts, the rates of misuse and abuse, and of accidental overdose of opioids, have risen over the past decade. The FDA believes that establishing a REMS for opioids will reduce these risks, while still ensuring that patients with legitimate need for these drugs will continue to have appropriate access.

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. FDA is planning a public meeting in late spring or early summer to allow for broader public input and participation. Through this process, FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

Many of our drug candidates including Remoxy, our other ORADUR-opioid drug candidates and TRANSDUR-Sufentanil are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into an agreement with Endo related to the development, promotion and distribution of TRANSDUR-Sufentanil in the United States and Canada, which agreement will terminate effective August 26, 2009. In addition, we have entered into agreements with Pain Therapeutics, Nycomed, Alpharma (acquired by King in December 2008) and Voyager under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids, POSIDUR, ELADUR and Memryte, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. They may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to TRANSDUR-Sufentanil (which will terminate effective August 26, 2009), Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, Alpharma (acquired by King) with respect to ELADUR, and Voyager with respect to Memryte, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

If any of our collaborative agreements are terminated, our revenues may be reduced or not materialize, and our development products related to those agreements may not be commercialized.

Our near-term revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues.

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to clinical trial developments, regulatory approvals or sales accomplishments. To the extent third-party collaborators do not achieve such milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Memryte, and other ORADUR-based drug candidates. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and additional ORADUR-based drug candidates, and Memryte. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely our operations, development timeline and financial results. Under our development and commercialization agreement with ALZA, we cannot subcontract the manufacture of subassemblies of the DUROS system components of our DUROS-based pharmaceutical systems to third parties which have not been approved by ALZA.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical systems could materially harm our business in the future

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our pharmaceutical systems, which in turn would materially harm our business, financial condition and results of operations:

—	failure to obtain or maintain requisite governmental approvals;

—	failure to obtain approvals for clinically intended uses of our pharmaceutical systems under development; or

—	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our pharmaceutical systems.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2008, had an accumulated deficit of approximately $283.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current product revenues are from the sale of the ALZET product line and the sale of LACTEL biodegradable polymers, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We may develop our own sales force to market POSIDUR but we have limited sales experience and may not be able to do so effectively

We may choose to develop our own sales force to market POSIDUR in the United States if POSIDUR is approved for marketing by the FDA. Developing a sales force will require substantial expenditures. DURECT has limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our additional ORADUR-based drug candidates, and Memryte) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our additional ORADUR-opioids and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of February 27, 2009, we held 55 issued U.S. patents and 356 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 99 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 549 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. The TRANSDUR-Sufentanil patch, Remoxy and our additional ORADUR-based drug candidates, and other pharmaceutical systems we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008, which impacted our financial statements. We are required to perform periodic impairment reviews of our goodwill at least annually.

To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their realizable values. We completed our last review during the fourth quarter of 2008 and determined that goodwill was not impaired as of December 31, 2008. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

In December 2004, the FASB issued Statement No. 123 (revised 2004, or SFAS 123(R), “Share-Based Payment,” which was originally effective for annual or interim periods beginning after June 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. Our adoption of SFAS 123(R) has and will continue to have a material adverse impact on our results of operations and will adversely impact or delay our profitability.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

We may not successfully manage our company through varying business cycles

Our success will depend on properly sizing our company through growth and contraction cycles caused in part by changing business conditions, which places a significant strain on our management and on our administrative, operational and financial resources. To manage through such cycles, we must expand or contract our facilities, our operational, financial and management systems and our personnel. If we were unable to manage growth and contractions effectively our business would be harmed.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioids, and Memryte, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza, Cadence Pharmaceuticals, Javelin Pharmaceuticals and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, and Memryte. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Potential new accounting pronouncements and legislative actions are likely to impact our future financial position or results of operations

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

Risks Related To Our Common Stock

Our operating history makes evaluating our stock difficult

Our quarterly and annual results of operations have historically fluctuated and we expect will continue to fluctuate for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, particularly companies in new and rapidly evolving markets such as pharmaceuticals, drug delivery and biotechnology. To address these risks, we must, among other things, obtain regulatory approval for and commercialize our pharmaceutical systems, which may not occur. We may not be successful in addressing these risks and difficulties. We may require additional funds to complete the development of our pharmaceutical systems and to fund operating losses to be incurred in the next several years.

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals, Nycomed, Alpharma (now owned by King) or Voyager) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

—

adverse results (including adverse events) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our additional ORADUR-based drug candidates, Memryte or other pharmaceutical systems;

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

The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and pharmaceutical companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

—	the election of directors;

—	the amendment of charter documents;

—	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

—	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

—	Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us.

—

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expired February 2009 (an option to renew for an additional five years has been exercised by us and the terms of the renewal period are under negotiation between us and the landlord)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2010 (with an option to renew for an additional five years)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the year ended December 31, 2008.

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

Year ended December 31, 2007	Common Stock Price
	Low	High
First Quarter	$3.89	$4.59
Second Quarter	3.78	4.87
Third Quarter	3.68	5.66
Fourth Quarter	5.00	6.90

Year ended December 31, 2008	Low	High
First Quarter	$4.07	$6.43
Second Quarter	3.67	5.41
Third Quarter	3.66	5.96
Fourth Quarter	2.87	5.38

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 27, 2009 was $1.99 per share. As of that date there were approximately 142 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2003. The graph assumes that $100 was invested on December 31, 2003. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/03 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
DURECT CORPORATION	100.00	131.20	202.80	177.60	257.20	135.60
NASDAQ STOCK MARKET (U.S.)	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ BIOTECHNOLOGY	100.00	106.13	109.14	110.25	115.30	100.75

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data at December 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$18,336	$22,417	$13,786	$20,032	$7,437
Product revenue, net	8,765	8,258	8,108	6,939	6,416
Revenue from sale of intellectual property rights	—	—	—	1,600	—

Total revenue	27,101	30,675	21,894	28,571	13,853

Operating expenses:
Cost of revenue	3,365	3,225	3,248	2,815	2,730
Research and development	39,411	38,342	37,241	29,141	24,390
Selling, general and administrative	15,462	13,618	12,417	11,034	9,793
Write down of deferred royalties and commercial rights	13,480	—	—	—	—
Amortization of intangible assets	48	31	424	1,209	1,249

Total operating expenses	71,766	55,216	53,330	44,199	38,162

Loss from operations	(44,665)	(24,541)	(31,436)	(15,628)	(24,309)
Other income (expense):
Interest income and other	1,547	3,545	3,832	2,270	1,236
Interest expense	(789)	(2,625)	(3,436)	(4,363)	(4,546)
Debt conversion expense	—	(718)	(2,287)	(403)	—

Net other income (expense)	758	202	(1,891)	(2,496)	(3,310)

Loss before income taxes	(43,907)	(24,339)	(33,327)	(18,124)	(27,619)
Income tax provision	—	—	—	4	18

Net loss	$(43,907)	$(24,339)	$(33,327)	$(18,128)	$(27,637)

Basic and diluted net loss per share	$(0.56)	$(0.35)	$(0.51)	$(0.34)	$(0.54)
Shares used in computing basic and diluted net loss per share	78,332	70,483	65,961	53,719	51,507

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$52,692	$62,016	$81,607	$90,997	$61,813
Working capital	43,401	25,700	63,100	84,202	42,082
Total assets	74,874	84,020	102,485	117,414	85,468
Convertible subordinated notes	—	23,559	37,337	57,337	60,000
Other long-term liabilities	656	1,083	910	832	1,589
Stockholders’ equity	37,564	34,581	37,032	43,352	18,390

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, 2007 and 2006 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	the progress of our third-party collaborations, including estimated milestones;

—	the progress and results of our research and development programs;

—	the results and timing of clinical trials and the commencement of future clinical trials;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA and other government regulation on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

—	products and companies that will compete with the products we license to third-party collaborators;

—	our intention to commercialize our own products and to build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas; and

—	future performance, sufficiency of our cash resources, anticipated capital requirements and our need for additional financing.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have six disclosed on-going product candidates in development. The following are our publicly announced product candidates in development:

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

In November 2006, we entered into a collaboration agreement with Nycomed Danmark, APS. Under the terms of the agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007, with future potential additional milestone payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. We jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Asia and certain other countries.

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

We continue to be in dialogue with the FDA regarding the Phase III program for POSIDUR and believe we are making progress in defining that program. In parallel with these discussions, we and Nycomed continue to advance development of this drug candidate. Our proposed studies for regulatory approval will include an orthopedic surgical model. Toward that end, we are conducting a 60-patient Phase IIb study in Australia using a 5 mL dose in shoulder surgery in order to confirm aspects of our clinical study design. Additionally, Nycomed is commencing Phase IIb studies in surgical procedures in Europe. These studies will contribute to the total number of patient exposures that will ultimately be required by the FDA and the European Medicines Agency (EMEA) as part of the product approval process in the U.S. and Europe.

Remoxy™ and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of Remoxy by King.

In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA. The NDA was submitted to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR®, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Pain Therapeutics has indicated that they plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy, and they believe this FDA meeting will provide them with a more reliable context in which to make projections about Remoxy.

During 2008, we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 we made our first shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. Revenue attributable to these arrangements aggregating $1.3 million and cost of goods sold aggregating $562,000 in the year ended December 31, 2008 has been deferred pending the execution of a final supply agreement with King Pharmaceuticals.

We have also worked with King and Pain Therapeutics on the development of ORADUR-based abuse-resistant opioid drug candidates in addition to Remoxy. Phase I clinical trials have been completed for two of these ORADUR-based drug candidates. According to Pain Therapeutics, the data from these Phase I trials indicate that these drug candidates are safe and well-tolerated with a release profile that appears well suited to use with a chronic pain population. The active ingredients in these two drug candidates are opioids whose identities have not been publicly disclosed.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In 2005, we successfully completed a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain.

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified us that it was terminating the license agreement, and thereby returning to us Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil. Endo recently successfully completed a Phase II program for TRANSDUR- Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense.

ELADUR (TRANSDUR™-Bupivacaine)

Our transdermal bupivacaine patch (ELADUR) uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches.

In 2007, we successfully completed a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from post-herpetic neuralgia, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. During 2008, we continued to develop our clinical and regulatory strategy, and to conduct manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies. In June 2008, the FDA granted to us orphan drug designation for bupivacaine for relief of persistent pain associated with post-herpetic neuralgia (PHN). If ELADUR is the first bupivacaine product approved for PHN, under the 1983 Orphan Drug Act, ELADUR will receive seven years of market exclusivity following the approval of the product by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year exclusivity for orphan drugs.

In September 2008, we entered into a development and license agreement with Alpharma granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million in October 2008. Alpharma was acquired by King in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King.

Other Programs

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

In October 2005, Voyager initiated a Phase III clinical trial for Memryte, but the Phase III trial was truncated by Voyager in order to get an early look at potential efficacy. In the second quarter of 2007, Voyager informed its shareholders that it had observed positive outcome trends among women, but no positive effect among men in this truncated Phase III clinical trial. Based on these results, Voyager has stated that it intends to focus its efforts on developing Memryte for the treatment of Alzheimer’s disease in women and on seeking a potential collaborative partner for the program. There can be no assurance that Voyager or any other party will continue development of Memryte.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements related to TRANSDUR-Sufentanil (collaboration with Endo), Remoxy and other specified ORADUR-based oral opioids (collaboration with Pain Therapeutics), POSIDUR (collaboration with Nycomed), ELADUR (collaboration with Alpharma) and several feasibility agreements. In contrast to our other collaborations, due to the terms and nature of the Nycomed collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

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

Since our inception in 1998, we have had a history of operating losses. At December 31, 2008, we had an accumulated deficit of $283.6 million and our net losses were $43.9 million, $24.3 million and $33.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to increase in the near future due to expected increases in employee related costs to support our business activities and in stock-based compensation cost related to selling, general and administrative personnel under SFAS 123(R). We also expect to incur non-cash expenses relating to amortization of intangible assets. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by us are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursable by us are recorded as an addition to our research and development expenses.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies and intellectual property rights. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technologies are amortized over time, while acquired in-process research and development is recorded as a one-time charge on the acquisition date. Acquired in-process research and development represents the value of research projects in process at the time of acquisition which have not yet reached technological feasibility and which have no alternative future use. The determination of the amount of acquired in-process research and development involves several estimates and judgments, including the percentage of completion of the in-process technology and assumptions about future cash flows to be derived from the technology and discount rates. Different assumptions employed in determining the value of in-process research and development could result in a greater or lesser amount being recorded.

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

We perform a review for impairment of goodwill at least annually in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill has been recorded through December 31, 2008. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Stock-Based Compensation

Under the provisions of FAS 123(R), “ Share Based Payment” (FAS 123R), employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black Scholes option-pricing model and is recognized as expense ratably over the requisite period in a manner similar to other forms of compensation paid to employees.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. We do not expect the adoption of FAS 157 for non-financial assets and non-financial liabilities to have a material effect on our financial statements.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. We do not believe that the adoption of EITF 07-1 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The effect of the adoption of FAS 141R will depend upon the nature of any future business combinations we undertake.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in part or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. We do not believe that the adoption of FSP APB 14-1 will have a material impact on our financial statements.

Results of Operations

Comparison of years ended December 31, 2008, 2007 and 2006

Revenues.    Net revenues were $27.1 million in 2008 compared to $30.7 million in 2007. We recognized $850,000 of milestone revenue in 2008 from our Pain Therapeutics collaboration as compared to $8.0 million recognized in 2007 from our Nycomed collaboration related to POSIDUR. Excluding the milestone revenue, total revenue in 2008 increased compared to 2007 primarily due to higher collaborative research and development revenue recognized from our agreements with Alpharma and Pain Therapeutics as well as higher product revenue from our ALZET and LACTEL product lines, partially offset by lower collaborative research and development revenue from Endo and from feasibility agreements with various third parties.

Net revenues were $30.7 million in 2007 compared to $21.9 million in 2006. The increase in total revenues in 2007 is primarily attributable to milestone revenue of $8.0 million recognized in 2007 from our Nycomed collaboration related to POSIDUR as well as increased collaborative research and development revenue from Endo, from feasibility agreements with third parties and from the amortization of the Nycomed upfront fee, partially offset by decreased collaborative research and development revenue from Pain Therapeutics and Voyager.

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

We recorded $18.3 million of collaborative research and development and other revenue in 2008 compared to $22.4 million in 2007. The decrease in collaborative research and development and other revenue in 2008 was primarily attributable to our recognition in 2007 of $8.0 million of milestone revenue from our Nycomed collaboration related to POSIDUR. Excluding the impact of milestone revenue, collaborative research and development revenue increased in 2008 due to higher revenue recognized in connection with our agreement for ELADUR (collaboration with Alpharma), Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics), partially offset by lower collaborative research and development revenue recognized in connection with our agreement for TRANSDUR-Sufentanil (collaboration with Endo) and from feasibility agreements compared with 2007.

We recorded $22.4 million of collaborative research and development and other revenue in 2007 compared to $13.8 million in 2006. The increase in collaborative research and development and other revenue in 2007 was primarily attributable to $8.0 million of milestone revenue recognized in 2007 from our Nycomed collaboration related to POSIDUR, higher revenue recognized from amortization of the upfront fee received from Nycomed and, and higher collaborative research and development revenue recognized in connection with increased development activities associated with TRANSDUR-Sufentanil and feasibility agreements, partially offset by decreased development activities for Remoxy and other opioids and Memryte (collaboration with Voyager) compared with 2006. We ceased to recognize collaborative research and development revenue related to Memryte after August 2006 because the collectibility of the amounts owed was not reasonably assured.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. We recognized $3.0 million in 2008, $2.2 million in 2007 and $2.2 million in 2006 from amortization of the upfront fee. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in 2008, 2007 and 2006 as collaborative research and development revenue from the amortization of the upfront fee was $3.1 million, $3.1 million and $271,000, respectively. The term of the continuing involvement has been estimated based on the product development plan pursuant to that agreement.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. The amount recognized in 2008, 2007 and 2006 as collaborative research and development revenue from the amortization of the upfront fee was $752,000, zero and zero, respectively. The term of the continuing involvement has been estimated based on the product development plan pursuant to that agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Collaborator
Pain Therapeutics, Inc. (Pain Therapeutics)(1)	$6,410	$4,864	$7,477
Endo Pharmaceuticals, Inc. (Endo)(2)	3,934	4,818	4,438
Alpharma Ireland Limited (Alpharma)(3)	3,412	—	—
Nycomed Danmark, APS (Nycomed)(4)	3,051	11,051	271
Voyager Pharmaceutical Corporation (Voyager)	—	—	777
Others	1,529	1,684	823

Total collaborative research and development and other revenue	$18,336	$22,417	$13,786

(1)	Amounts related to milestone revenue recognized in connection with the Pain Therapeutics collaboration were $850,000 in 2008 and zero in 2007 and 2006.

(2)	Amounts related to the amortization of upfront fees were $3.0 million in 2008 and $2.2 million in both 2007 and 2006. Our agreement with Endo will terminate effective August 26, 2009.

(3)	Amounts related to the amortization of upfront fees were $752,000 in 2008 and zero in both 2007 and 2006. Alpharma is now owned by King.

(4)	Amounts related to the amortization of upfront fees were $3.1 million in 2008 and 2007, and $271,000 in 2006. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. In addition, upon the achievement of a milestone event, we have no future performance obligations related to that milestone payment. We recorded $850,000 of milestone revenue from our Pain Therapeutics collaboration related to the achievement of clinical and regulatory milestones in 2008, $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in 2007 and $100,000 of milestone revenue from our collaboration with Pain Therapeutics in 2006.

We recognized $87,000 in revenue from service contracts in 2008 compared to zero in both 2007 and 2006. Service contract revenues recognized in 2008 were related to certain polymer-related service activities performed for customers. We currently do not expect to increase our effort to generate significant revenue from such polymer-related service contracts in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer products. Net product revenues were $8.8 million in 2008 compared with $8.3 million in 2007. The increase was primarily due to higher average selling prices for our ALZET mini pump and LACTEL polymers in 2008 compared with 2007. Product revenues attributable to the shipments of key components of REMOXY in 2008 aggregating $1.3 million in 2008 have been deferred pending the execution of a final supply agreement with King Pharmaceuticals.

Net product revenues were $8.3 million in 2007 compared with $8.1 million in 2006. The increase was primarily due to higher LACTEL polymer sales in 2007 compared with 2006. Alzet mini pump product sales remained comparable in both years.

Cost of revenues.    Cost of revenues was $3.4 million in 2008, compared to $3.2 million in 2007. Cost of revenues includes cost of product revenue from our ALZET mini pump product line and our LACTEL polymer products. The increase in the cost of product revenue in 2008 was primarily the result of higher product revenue by our ALZET and LACTEL product lines in 2008. Cost of goods sold aggregating $562,000 in 2008 has been deferred pending the execution of a final supply agreement with King Pharmaceuticals. Cost of service revenue was $29,000 in 2008 compared to zero in 2007 due to an increase in our service contract revenue related to our polymer business in 2008. Stock based compensation expense related to cost of revenue was $135,000 recognized under SFAS 123(R) in 2008 compared with $130,000 in 2007.

Cost of revenues was $3.2 million in 2007, essentially unchanged from $3.2 million in 2006. Stock based compensation expense related to cost of revenue was $130,000 recognized under SFAS 123(R) in 2007 compared with $75,000 in 2006.

As of December 31, 2008, 2007 and 2006, we had 31, 23 and 22 manufacturing employees, respectively.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. In addition, research and development expenses incurred by us and reimbursed by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursed by us are recorded as additional research and development expenses.

Research and development expenses were $39.4 million in 2008 and $38.3 million in 2007. The increase in 2008 was primarily attributable to higher development costs associated with ELADUR, Remoxy and other ORADUR-based opioid drug candidates, and our biologics programs, partially offset by decreased clinical trial expenses for POSIDUR, decreased development costs associated with CHRONOGESIC, TRANSDUR-Sufentanil and other research programs as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under the amended agreement with EpiCept and recorded this amount as a research and development expense for the year ended December 31, 2008. Stock-based compensation expense related to research and development personnel increased to $5.6 million in 2008 from $4.3 million in 2007.

Research and development expenses were $38.3 million in 2007 and $37.2 million in 2006. The increase in 2007 was primarily attributable to higher development expenses for TRANSDUR-Sufentanil, our biologics programs and other research programs, partially offset by lower development expenses for Remoxy and other ORADUR-based opioid product candidates, POSIDUR (due largely to the sharing of various research and development costs with Nycomed after signing our license agreement on November 29, 2006), ELADUR and CHRONOGESIC. In 2007, we recorded a net reduction of $5.0 million in research and development expenses related to POSIDUR compared with $426,000 in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR. The 2007 research and development figures include our recording $1.0 million in research and development expense associated with our payment of $1.0 million to Voyager in connection with our amended agreement with Voyager related to Memryte in the first quarter of 2007. The 2006 research and development figures include our recording $1.0 million as research and development expense associated with our payment of an upfront fee upon execution of a license agreement with EpiCept. Stock-based compensation expense related to research and development personnel increased from $2.9 million in 2006 to $4.3 million in 2007.

ELADUR

Our research and development expenses for ELADUR increased to $11.9 million in 2008 from $5.1 million in 2007. The increases were primarily due to higher employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies for this drug candidate in 2008. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 related to certain intellectual property relevant to ELADUR under the amended agreement with EpiCept.

Our research and development expenses for ELADUR decreased to $5.1 million in 2007 from $6.9 million in 2006 primarily due to lower contract manufacturing expenses, partially offset by higher clinical trials expenses for a Phase II clinical trial in 2007.

POSIDUR

Our research and development expenses for POSIDUR decreased to $8.1 million in 2008 from $10.9 million in 2007. The decrease was primarily due to lower costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.6 million in 2008 compared to $6.2 million in 2007, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $2.2 million in 2008 compared to $1.2 million in 2007, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our net research and development expenses for POSIDUR were reduced by $1.4 million in 2008 compared to $5.0 million in 2007. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

Our research and development expenses for POSIDUR decreased to $10.9 million in 2007 from $12.0 million in 2006 due to a higher net reduction in research and development expense related to POSIDUR under our agreement with Nycomed, partially offset by an increase in costs associated with the Phase II clinical program and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $6.2 million in 2007 compared with $426,000 in 2006, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.2 million in 2007 compared with zero in 2006, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our net research and development expenses for POSIDUR were reduced by $5.0 million in 2007 compared to $426,000 in 2006. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $5.3 million in 2008 from $4.4 million in 2007. The increase was primarily due to increased NDA support activities for Remoxy as well as additional formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates in 2008.

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $4.4 million in 2007 from $6.0 million in 2006 due to reduced formulation and clinical manufacturing activities for Remoxy and other ORADUR-based opioid drug candidates performed by us in 2007 compared with 2006.

Biologics Programs

Our research and development expenses for biologics programs increased to $4.6 million in 2008 from $3.2 million in 2007. The increase was primarily due to higher external costs and employee related costs in support of these programs in 2008.

Our research and development expenses for biologics programs increased to $3.2 million in 2007 from $2.8 million in 2006 due to higher external costs and employee related costs in support of these programs in 2007.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $1.4 million in 2008 from $2.8 million in 2007. The decrease was primarily due to lower development support activities performed in support of this drug candidate in 2008.

Our research and development expenses for TRANSDUR-Sufentanil increased to $2.8 million in 2007 from $2.2 million in 2006 due to slightly higher clinical manufacturing related activities performed in support of this drug candidate in 2007.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $89,000 in 2008 from $1.7 million in 2007. The decrease was primarily due to lower employee related costs and external development expenses in 2008.

Our research and development expenses for CHRONOGESIC decreased to $1.7 million in 2007 from $2.1 million in 2006. The decrease was primarily due to lower external development expenses in 2007.

Memryte

Our research and development expenses for Memryte decreased to zero in 2008 from $1.3 million in 2007. The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Voyager.

Our research and development expenses for Memryte were $1.3 million in 2007 and $1.2 million in 2006. The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 in accordance with our amended license agreement with Voyager.

Other DURECT Research Programs

Our research and development expenses for all other activities decreased to $8.1 million from $8.9 million in 2007. The decrease was primarily due to lower employee related costs, offset by increased formulation and clinical development activities for these programs.

Our research and development expenses for all other activities increased to $8.9 million in 2007 from $4.0 million in 2006 primarily due to higher employee related costs and increased formulation development activities for these programs.

As of December 31, 2008, 2007 and 2006, we had 104, 117 and 116 research and development employees respectively. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates and incur additional stock-based compensation cost under SFAS 123(R) related to research and development personnel.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
ELADUR(1)	$11,852	$5,132	$6,946
POSIDUR(2)	8,081	10,924	12,005
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	5,274	4,372	5,987
Biologics Programs	4,614	3,193	2,782
TRANSDUR-Sufentanil	1,365	2,843	2,189
CHRONOGESIC	89	1,719	2,104
Memryte(3)	—	1,271	1,213
Others	8,136	8,888	4,015

Total research and development expenses(4)	$39,411	$38,342	$37,241

(1)	The reported research and development expense in 2008 includes a one-time cash payment of $2.25 million which we made in September 2008 as part of the amendment of the license agreement with EpiCept. The reported research and development expense in 2006 includes a one-time cash payment of $1.0 million which we made in December 2006 as part of the license agreement with EpiCept.

(2)	Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.6 million, $6.2 million and $426,000 in 2008, 2007 and 2006, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $2.2 million, $1.2 million and zero in 2008, 2007 and 2006, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was signed in November 2006.

(3)	The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of the license agreement with Voyager.

(4)	Includes stock-based compensation expenses of $5.6 million, $4.3 million and $2.9 million in 2008, 2007 and 2006, respectively.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $15.5 million in 2008 compared with $13.6 million in 2007. The increase in selling, general and administrative expenses was primarily attributable to higher employee related costs (which in turn were largely a function of increased stock-based compensation) as well as increased patent related expenses in 2008 compared with 2007. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $2.8 million in 2008 compared with $2.3 million in 2007.

Selling, general and administrative expenses were $13.6 million in 2007 compared with $12.4 million in 2006. The increase in selling, general and administrative expenses was primarily attributable to higher employee related costs (which in turn were largely a function of increased stock-based compensation) as well as increased patent related expenses in 2007 compared with 2006. Stock based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $2.3 million in 2007 compared with $1.4 million in 2006.

As of December 31, 2008, 2007 and 2006, we had 38, 36 and 34 selling, general and administrative personnel, respectively. We expect selling, general and administrative expenses to increase in the near future due to expected increases in patent related costs, in employee related costs to support our business activities and in stock-based compensation costs related to selling, general and administrative personnel under SFAS 123(R).

Write down of deferred royalties and commercial rights.    Write down of deferred royalties and commercial rights was $13.5 million in 2008 compared with zero in 2007. In 2000, we recorded the fair value of common stock and a warrant that we issued to Alza Corporation in connection with an amended agreement related to CHRONOGESIC. The amounts were recorded in stockholders’ equity as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, we made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write down of deferred royalties and commercial rights given the fact that there are no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

Amortization of intangible assets.    Amortization of intangible assets was $48,000 in 2008 compared with $31,000 in 2007. The amortization of intangible assets increased in 2008 compared with 2007 as we acquired additional patents in the fourth quarter of 2007 and the first quarter of 2008.

Amortization of intangible assets was $31,000 in 2007 compared with $424,000 in 2006. The amortization of intangible assets decreased in 2007 as certain intangible assets became fully amortized in 2006.

We continue to amortize the existing intangible assets at a constant rate over their estimated useful lives. In the fourth quarter of 2008, goodwill was evaluated for impairment in accordance with SFAS 142. Based on our evaluation, no indicators of impairment were noted. Should goodwill become impaired in the future, we would be required to record an impairment charge to write the goodwill down to its estimated fair value.

In December 2007 and January 2008, in two separate tranches, we acquired from a third party a portfolio of worldwide patents and patent applications relating to drug delivery technologies. We paid $100,000 and $25,000, respectively, to this third party upon execution of the agreements. We recorded $100,000 and $25,000 as intangible assets on our balance sheet as of December 31, 2007 and December 31, 2008, respectively, and amortize these patents over a useful life of 7 years.

The net amount of intangible assets at December 31, 2008 was $157,000, which will be amortized as follows: $48,700 in 2009, $37,000 in 2010, $17,600 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, we will write them down to their estimated fair value.

Other Income (Expense).    Interest and other income was $1.5 million in 2008 compared with $3.5 million in 2007. The decrease in interest income was primarily the result of lower yields on our investments as well as lower average cash and investment balances in 2008 compared with 2007.

Interest and other income was $3.5 million in 2007 compared with $3.8 million in 2006. The decrease in interest income was primarily the result of lower average cash and investment balances in 2007 compared with 2006, partially offset by higher yields on our investments in 2007.

Interest expense was $789,000 in 2008 compared with $2.6 million in 2007. The decrease in interest expense in 2008 was primarily due to lower outstanding balances on our convertible notes in 2008 compared with 2007 due to the conversion of the remaining $23.6 million in aggregate principal amount of convertible notes in June 2008.

Interest expense was $2.6 million in 2007 compared with $3.4 million in 2006. The decrease in interest expense in 2006 was primarily due to lower remaining balances on our convertible notes in 2007 compared with 2006 due to the conversion of $13.7 million in aggregate principal amount of convertible notes in 2007.

Debt conversion expense was zero in 2008 compared with $718,000 in 2007. The debt conversion expense in 2007 was recorded in connection with the conversion of $13.7 million in aggregate principal amount of the 6.25% convertible notes into 4.4 million shares of our common stock.

Debt conversion expense was $718,000 in 2007 compared with $2.3 million in 2006. The debt conversion expense in 2007 was recorded in connection with the conversion of $13.7 million in aggregate principal amount of the 6.25% convertible notes into 4.4 million shares of our common stock. The debt conversion expense in 2006 was recorded in connection with the conversion of $20.0 million in aggregate principal amount of the 6.25% convertible notes into 6.3 million shares of our common stock.

Income taxes.    Income tax provision was zero in 2008, 2007 and 2006. As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $187.0 million, which expire in the years 2018 through 2028, and federal research and development tax credits of approximately $3.6 million, which expire at various dates beginning in 2018 through 2028, if not utilized. As of December 31, 2008, we had net operating loss carryforwards for state income tax purpose of approximately $93.4 million, which expire in the years 2008 through 2018 and state research and development tax credits of approximately $4.0 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2008 and 2007, we had net deferred tax assets of $96.4 million and $86.0 million. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2008 and December 31, 2007. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into our common stock. These transactions may also have resulted in a change of control or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2008 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $52.7 million and $62.0 million at December 31, 2008 and 2007, respectively. This includes $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2008 and 2007, which primarily serve as collateral for letters of credit securing our leased facilities and Alabama State Industrial Development Bonds payments which were assumed by us as part of our acquisition of SBS (SBS Bonds). The letters of credit related to security deposit of the leased facilities and the SBS bonds will expire in December 2012 and November 2009, respectively.

The decrease in cash, cash equivalents and investments from 2007 to 2008 was primarily the result of ongoing operating expenses, partially offset by a $20.0 million milestone payment from Alpharma and other payments received from our customers and third-party collaborators. The decrease in cash, cash equivalents and investments from 2006 to 2007 was primarily attributable to increased operating and capital expenditures, partially offset by an $8.0 million milestone payment from Nycomed and other payments received from our customers and third-party collaborators.

Working capital was $43.4 million, $25.7 million and $63.1 million at December 31, 2008, 2007 and 2006, respectively. The increase in working capital from 2007 to 2008 was primarily attributable to the exchange of the $23.6 million in aggregate principal amount of convertible notes at maturity in June 2008 into approximately 7.5 million shares of common stock, partially offset by cash used for operations in 2008. The decrease in working capital from 2006 to 2007 was primarily attributable to the reclassification of convertible notes due June 2008 from a long term liability at December 31, 2006 to a current liability at December 31, 2007 as well as cash used in operating activities in 2007.

We used $9.4 million, $18.3 million and $9.5 million of cash in operating activities in the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in cash used in operating activities in 2008 was primarily due to a $20.0 million milestone payment received from Alpharma in 2008 and increases in accounts receivable and inventory balances in 2008 compared with 2007. The increase in cash used in operating activities in 2007 was primarily due to higher operating expenses in our development programs and lower payments received from our collaborators compared with 2006, partially offset by an $8.0 million milestone payment received from Nycomed in 2007.

We generated $289,000 and $13.1 million of cash from investing activities in the years ended December 31, 2008 and 2007, respectively, and used $16.7 million of cash from investing activities in the year ended December 31, 2006. The decrease in cash proceeds from investing activities in 2008 was primarily due to lower net proceeds received from maturing investments, offset by reduced purchases of property and equipment compared with 2007. The increase in cash provided by investing activities in 2007 was primarily due to higher net proceeds received from maturing investments, partially offset by increased purchases of property and equipment as well as expenditures to acquire patents in 2007 compared with 2006.

We generated $1.0 million, $1.3 million and $2.1 million of cash from financing activities in the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in cash provided by financing activities in 2008 was primarily due to lower proceeds from exercises of stock options and a higher principal payment on the SBS bonds compared with 2007. The decrease in cash provided by financing activities in 2007 compared with 2006 was primarily due to lower proceeds from exercises of stock options.

In November 2008, we filed a new shelf registration statement on Form S-3 with the SEC, which, upon being declared effective by the SEC, will allow us to offer up to $75 million of securities from time to time in one or more public offerings of our common stock.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes and received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share. Interest on the notes was payable semi-annually in arrears in June and December. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of approximately $3.8 million. In June 2008, the remaining $23.6 million in aggregate principal amount of convertible notes were converted into approximately 7.5 million shares of our common stock. As of December 31, 2008, the remaining principal balance of our convertible subordinated notes was zero.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments on the SBS Bonds are due semi-annually and principal payments are due annually. Principal payments on the SBS Bonds increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully paid in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At December 31, 2008, the remaining principal balance of the bonds was $240,000.

The cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near future as we continue to research, develop, and manufacture our pharmaceutical systems. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2009	2010	2011	2012	2013	2014 and thereafter	Total
Short-term debt(1)	$254	$—	$—	$—	$—	$—	$254
Capital lease(1)	52	52	12	—	—	—	116
Purchase commitments	350	500	500	500	500	2,500	4,850
Operating lease obligations	1,534	1,456	1,419	1,374	494	83	6,360

Total contractual cash obligations	$2,190	$2,008	$1,931	$1,874	$994	$2,583	$11,580

(1)	Includes principal and interest payments.

We also anticipate incurring capital expenditures of approximately $500,000 over the next 12 months. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

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

Off-Balance Sheet Arrangements

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2008, approximately 97% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 54% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2008 by year of maturity (dollars in thousands):

	2009	2010	Total
Cash equivalents:
Fixed rate	$4,798	$—	$4,798
Average fixed rate	1.53%	—	1.53%
Variable rate	$22,092	—	$22,092
Average variable rate	0.64%	—	0.64%
Short-term investments:
Fixed rate	$20,836	$—	$20,836
Average fixed rate	2.34%	—	2.34%
Long-term investments:
Fixed rate	$—	$1,362	$1,362
Average fixed rate	—	3.42%	3.42%
Restricted investments:
Fixed rate	$1,049	$—	$1,049
Average fixed rate	1.99%	—	1.99%

Total investment securities	$48,775	$1,362	$50,137

Average rate	2.01%	3.42%	2.07%

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 9, 2009

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
A S S E T S
Current assets:
Cash and cash equivalents	$29,445	$37,589
Short-term investments	20,836	19,710
Short-term restricted investments	624	—
Accounts receivable (net of allowances of $113 in 2008 and $49 in 2007)	4,055	3,622
Inventories	3,474	1,963
Prepaid expenses and other current assets	1,850	1,904

Total current assets	60,284	64,788
Property and equipment, net	5,971	7,658
Goodwill	6,399	6,399
Intangible assets, net	157	180
Long-term investments	1,362	3,697
Long-term restricted investments	425	1,020
Other long-term assets	276	278

Total assets	$74,874	$84,020

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,018	$1,834
Accrued liabilities	5,204	5,499
Contract research liabilities	995	1,946
Deferred revenue, current portion	9,235	5,728
Convertible subordinated notes, current portion	—	23,599
Other short-term liabilities	431	482

Total current liabilities	16,883	39,088
Deferred revenue, non-current portion	19,771	9,268
Other long-term liabilities	656	1,083
Commitments (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 82,018 and 74,107 shares issued and outstanding at December 31, 2008 and 2007, respectively	8	7
Additional paid-in capital	321,067	287,689
Deferred royalties and commercial rights	—	(13,480)
Accumulated other comprehensive income	81	50
Accumulated deficit	(283,592)	(239,685)

Stockholders’ equity	37,564	34,581

Total liabilities and stockholders’ equity	$74,874	$84,020

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Collaborative research and development and other revenue	$18,336	$22,417	$13,786
Product revenue, net	8,765	8,258	8,108

Total revenues	27,101	30,675	21,894

Operating expenses:
Cost of revenues(1)	3,365	3,225	3,248
Research and development(1)	39,411	38,342	37,241
Selling, general and administrative(1)	15,462	13,618	12,417
Write down of deferred royalties and commercial rights	13,480	—	—
Amortization of intangible assets	48	31	424

Total operating expenses	71,766	55,216	53,330

Loss from operations	(44,665)	(24,541)	(31,436)
Other income (expense):
Interest and other income	1,547	3,545	3,832
Interest expense	(789)	(2,625)	(3,436)
Debt conversion expense	—	(718)	(2,287)

Net other income (expense)	758	202	(1,891)

Net loss	$(43,907)	$(24,339)	$(33,327)

Net loss per share, basic and diluted	$(0.56)	$(0.35)	$(0.51)

Shares used in computing basic and diluted net loss per share	78,332	70,483	65,961

(1) Includes stock-based compensation related to the following:
Cost of revenues	$135	$130	$75
Research and development	5,575	4,286	2,885
Selling, general and administrative	2,790	2,273	1,431

	$8,500	$6,689	$4,391

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	61,609	$6	$239,057	$(13,480)	$(212)	$(182,019)	$43,352
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,105	—	2,428	—	—	—	2,428
Issuance of common stock in connection with acquisition of Absorbable Polymer Technologies, Inc.	150	—	500	—	—	—	500
Stock-based compensation expense from stock options and ESPP shares	—	—	4,431	—	—	—	4,431
Conversion of subordinated convertible notes	6,349	1	19,480	—	—	—	19,481
Net change in unrealized gain on available-for-sale securities	—	—	—	—	167	—	167
Net loss						(33,327)	(33,327)

Total comprehensive net loss							(33,160)

Balance at December 31, 2006	69,213	$7	$265,896	$(13,480)	$(45)	$(215,346)	$37,032

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006 (carried forward)	69,213	$7	$265,896	$(13,480)	$(45)	$(215,346)	$37,032
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	533	—	1,498	—	—	—	1,498
Stock-based compensation expense from stock options and ESPP shares	—	—	6,687	—	—	—	6,687
Conversion of subordinated convertible notes	4,361	—	13,608	—	—	—	13,608
Net change in unrealized gain on available-for-sale securities	—	—	—	—	95	—	95
Net loss						(24,339)	(24,339)

Total comprehensive net loss							(24,244)

Balance at December 31, 2007	74,107	$7	$287,689	$(13,480)	$50	$(239,685)	$34,581
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	419	—	1,264	—	—	—	1,264
Stock-based compensation expense from stock options and ESPP shares	—	—	8,516	—	—	—	8,516
Conversion of subordinated convertible notes	7,492	1	23,598	—	—	—	23,599
Write down of deferred royalties and commercial rights				13,480			13,480
Net change in unrealized gain on available-for-sale securities	—	—	—	—	31	—	31
Net loss						(43,907)	(43,907)

Total comprehensive net loss							(43,876)

Balance at December 31, 2008	82,018	$8	$321,067	$—	$81	$(283,592)	$37,564

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(43,907)	$(24,339)	$(33,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of deferred royalties and commercial rights	13,480	—	—
Depreciation	2,580	2,287	2,039
Amortization	48	31	424
Stock-based compensation	8,500	6,689	4,391
Loss on impairment and disposal of fixed assets	4	31	34
Inventory write-off	529	167	100
Changes in assets and liabilities:
Accounts receivable	(433)	(1,470)	2,336
Inventories	(2,024)	(82)	(64)
Prepaid expenses and other assets	56	402	2,411
Accounts payable	(816)	970	(971)
Accrued liabilities	(449)	1,591	1,522
Contract research liability	(951)	322	206
Interest payable on convertible notes	(61)	(35)	(52)
Deferred revenue	14,010	(4,859)	11,472

Total adjustments	34,473	6,044	23,848

Net cash used in operating activities	(9,434)	(18,295)	(9,479)
Cash flows from investing activities
Purchase of property and equipment	(897)	(2,545)	(2,220)
Purchase of intangible assets	(25)	(100)	—
Purchase of available-for-sale securities	(21,487)	(33,458)	(56,254)
Proceeds from sales of available-for-sale securities	—	1,032	—
Proceeds from maturities of available-for-sale securities	22,698	48,147	41,823

Net cash provided by (used in) investing activities	289	13,076	(16,651)
Cash flows from financing activities
Payments on term loan and equipment financing obligations	(38)	(34)	(86)
Payment on long term debt	(225)	(210)	(200)
Net proceeds from issuances of common stock and stockholders’ notes	1,264	1,498	2,428

Net cash provided by financing activities	1,001	1,254	2,142

Net decrease in cash and cash equivalents	(8,144)	(3,965)	(23,988)
Cash and cash equivalents at beginning of year	37,589	41,554	65,542

Cash and cash equivalents at end of year	$29,445	$37,589	$41,554

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$785	$2,236	$2,413

Cash paid upon debt conversion	$—	$718	$2,287

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for acquisition of APT	$—	$—	$500

Conversion of convertible subordinated notes for common stock	$23,599	$13,738	$20,000

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

Use of Estimates

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company performs periodic evaluations of the relative credit quality of its investments.

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2008, Nycomed and Alpharma accounted for 31% and 29% of the Company’s net accounts receivable. At December 31, 2007, Pain Therapeutics, Nycomed and Endo accounted for 36%, 19% and 16% of the Company’s net accounts receivable.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, which accounted for 25%, 21%, and 29% of total revenues in 2008, 2007 and 2006, respectively.

In 2008, Pain Therapeutics, Endo, Alpharma, and Nycomed accounted for 24%, 15%, 13% and 11% of the Company’s total revenues, respectively. In 2007, Nycomed, Pain Therapeutics and Endo accounted for 36%, 16% and 16% of the Company’s total revenues, respectively. In 2006, Pain Therapeutics and Endo accounted for 34% and 20% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2008, 2007 and 2006 is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$20,664	$16,589	$18,535
Europe	4,811	12,344	1,382
Japan	1,032	1,111	1,236
Other	594	631	741

Total	$27,101	$30,675	$21,894

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$765	$161
Work in-process	1,188	747
Finished goods	1,521	1,055

Total inventories	$3,474	$1,963

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

Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2008, there have been no material impairment losses.

Stock-Based Compensation

The Company accounts for share-based payment under FAS 123R, Share Based Payment, which requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments, including stock options and stock issued under our employee stock purchase plan (ESPP). FAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. See Note 8 for further information regarding stock-based compensation.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Collaborator
Pain Therapeutics, Inc. (Pain Therapeutics)(1)	$6,410	$4,864	$7,477
Endo Pharmaceuticals, Inc. (Endo)(2)	3,934	4,818	4,438
Alpharma Ireland Limited (Alpharma)(3)	3,412	—	—
Nycomed Danmark, APS (Nycomed)(4)	3,051	11,051	271
Voyager Pharmaceutical Corporation (Voyager)	—	—	777
Others	1,529	1,684	823

Total collaborative research and development and other revenue	$18,336	$22,417	$13,786

(1)	Amounts related to milestone revenue recognized in connection with the Pain Therapeutics collaboration were $850,000 in 2008 and zero in both 2007 and 2006.

(2)	Amounts related to amortization of upfront fees were $3.0 million in 2008 and $2.2 million in both 2007 and 2006. The Company’s agreement with Endo will terminate effective August 26, 2009.

(3)	Amounts related to amortization of upfront fees were $752,000 in 2008 and zero in both 2007 and 2006.

(4)	Amounts related to amortization of upfront fees were $3.1 million in both 2008 and 2007, and $271,000 in 2006. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
ELADUR(1)	$11,852	$5,132	$6,946
POSIDUR(2)	8,081	10,924	12,005
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	5,274	4,372	5,987
Biologics Programs	4,614	3,193	2,782
TRANSDUR-Sufentanil	1,365	2,843	2,189
CHRONOGESIC	89	1,719	2,104
Memryte(3)	—	1,271	1,213
Others	8,136	8,888	4,015

Total research and development expenses(4)	$39,411	$38,342	$37,241

(1)	The reported research and development expense in 2008 includes a one-time cash payment of $2.25 million which the Company made in September 2008 as part of the amendment of its license agreement with EpiCept. The reported research and development expense in 2006 includes a one-time cash payment of $1.0 million which the Company made in December 2006 as part of the license agreement with EpiCept.

(2)	Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.6 million, $6.2 million and $426,000 in 2008, 2007 and 2006, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $2.2 million, $1.2 million and zero in 2008, 2007 and 2006, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was signed in November 2006.

(3)	The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which the Company made in January 2007 as part of the amendment of its license agreement with Voyager.

(4)	Includes stock-based compensation expenses of $5.6 million, $4.3 million and $2.9 million in 2008, 2007 and 2006, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows.

	Year Ended December 31,
	2008	2007	2006
Net loss	$(43,907)	$(24,339)	$(33,327)
Net change in unrealized gain on available-for-sale investments, net of tax	31	95	167

Comprehensive loss	$(43,876)	$(24,244)	$(33,160)

Accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 is entirely comprised of unrealized gains, net of taxes.

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

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Net loss	$(43,907)	$(24,339)	$(33,327)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding and used in computing basic and diluted net loss per share	78,332	70,483	65,961

Basic and diluted net loss per share	$(0.56)	$(0.35)	$(0.51)

The computation of diluted net loss per share for the fiscal year ended December 31, 2008 excludes the impact of options to purchase 14.0 million shares of common stock, a warrant to purchase 770 shares of common stock at December 31, 2008 and 3.4 million shares of common stock prior to their conversion at June 15, 2008, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2007 excludes the impact of options to purchase 11.6 million shares of common stock, a warrant to purchase 770 shares of common stock and 10.2 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2007, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2006 excludes the impact of options to purchase 9.5 million shares of common stock, a warrant to purchase 770 shares of common stock and 14.5 million shares of common stock issuable upon conversion of the subordinated notes at December 31, 2006, as such impact would be antidilutive.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. The Company does not expect the adoption of FAS 157 for non-financial assets and non-financial liabilities to have a material effect on its financial statements.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The effect of the adoption of FAS 141R will depend upon the nature of any future business combinations the Company undertakes.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

conversion, either in party or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The Company does not believe that the adoption of FSP APB 14-1 will have a material impact on its financial statements.

2.    Strategic Agreements

Agreement with Alpharma

In September 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch currently under development for the treatment of pain associated with post-herpetic neuralgia (PHN). The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.

Under the terms of the agreement, upon closing of the transaction, Alpharma paid the Company an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, the Company would also receive royalties on product sales. Alpharma will control and fund further development of the program. The Company will perform development activities through completion of Phase 2, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As a result of the acquisition of Alpharma by King Pharmaceuticals in December 2008, the agreement is effectively controlled by King.

The Company recognized $752,000 in 2008 as collaborative research and development revenue from the amortization of the $20.0 million upfront fee received and $2.7 million as collaborative research and development revenue from research expenses that are qualified as reimbursement by Alpharma. Total collaborative research and development revenue recognized under this arrangement was $3.4 million for the year ended December 31, 2008. The cumulative aggregate payments received by the Company as of December 31, 2008 were $21.6 million under this agreement.

Agreement with Nycomed

In November 2006, the Company entered into a collaboration agreement (“the Agreement”) with Nycomed. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

payments of up to $180.0 million upon achievement of defined development, regulatory and sales milestones. The Company will jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Asia and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiry of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events.

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. The Company recorded a net reduction in research and development expenses of $1.4 million, $5.0 million and $427,000, respectively, for 2008, 2007 and 2006, respectively. This represents a net reimbursement from Nycomed in order that both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $3.1 million, $3.1 million and $271,000 in the years ended December 31, 2008, 2007 and 2006, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. In addition, the Company recognized an additional $8.0 million as collaborative research and development revenue, triggered by the achievement of a clinical development milestone under its Nycomed collaboration in 2007. The cumulative aggregate payments received by the Company as of December 31, 2008 were $30.0 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $2.3 million as of December 31, 2008.

Agreement with Endo Pharmaceuticals

On March 10, 2005, the Company entered into a license agreement with Endo under which the Company granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. The Company received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified the Company that it was terminating the license agreement with the Company, and thereby returning to the Company Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to DURECT.

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement has been estimated based on the product development plan pursuant to the agreement. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by the Company in February 2009.

The Company recognized $3.0 million, $2.2 million and $2.2 million, respectively as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for the years ended December 31, 2008, 2007 and 2006. Total collaborative research and development revenue recognized under this arrangement was $3.9 million, $4.8 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cumulative aggregate payments received by the Company as of December 31, 2008 were $21.4 million under this agreement.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, the Company is eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development. As of December 31, 2008, the Company has received $1.7 million in milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $6.4 million, $4.9 million and $7.5 million in 2008, 2007 and 2006, respectively. The Company deferred recognizing approximately $1.3 million of product revenue for the year ended December 31, 2008 related to its shipments to King Pharmaceuticals of key components that are included in Remoxy pending the execution of a final supply agreement with King Pharmaceuticals. The cumulative aggregate payments received by the Company as of December 31, 2008 were $31.3 million under this agreement.

Agreement with Voyager Pharmaceutical Corporation

In July 2002, the Company entered into a development and commercialization agreement with Voyager. Under the terms of the agreement, the Company will collaborate with Voyager to develop a product using the DURIN technology to provide sustained release of leuprolide based on Voyager’s patented method of treatment of Alzheimer’s disease. The agreement also provides Voyager with the right to commercialize the product on a worldwide basis. The Company is responsible for preclinical development, product manufacture and other specified tasks. Under the agreement, as amended, the Company is eligible to receive milestone payments from Voyager of up to $3.0 million in the aggregate upon the achievement of predetermined development and regulatory milestones. As of December 31, 2008, the Company has received $500,000 in milestone payments. If commercialized, the Company will receive royalties based on product sales. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Voyager reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectability of amounts owed was not reasonably assured.

Effective January 2007, the Company entered into an amendment to the agreement with Voyager. Under the amendment, among other changes to the Agreement, the royalty rate that the Company will receive on net sales of Memryte, if commercialized, was doubled (to 10-14% of net sales after the amendment), and in addition, the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company will now receive 10% of any upfront, milestone and other fees received by Voyager in the event that the product rights are sublicensed to a third party. As a part of the amendment, for year ended December 31, 2007, the Company paid Voyager $1.0 million in cash and forgave approximately $725,000 which was owed to the Company for previously provided services. The collaborative research and development revenue was recognized under the agreement with Voyager was zero, zero and $777,000 in 2008, 2007 and 2006, respectively. The cumulative aggregate payments received by the Company as of December 31, 2008 were $11.6 million under this agreement.

Agreement with EpiCept Corporation

In December 2006, the Company entered into a license agreement with EpiCept which provided the Company with the exclusive, worldwide rights to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, agreed to pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

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

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA, which has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use, and obligates the Company to pay ALZA a royalty on the net sales of the Company’s DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company with respect to such DUROS-based products. In connection with the execution of the Agreement, the Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with the Company’s initial public offering in 2000. The Company issued an additional 1,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock to ALZA in connection with an amendment of the Agreement in April 2000. The Company recorded the fair value of the common stock and the warrant in the amount of $13.5 million as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. The warrant expired in September 2004. At the end of 2008, the Company made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write down of deferred royalties and commercial rights associated with CHRONOGESIC given the fact that there are no plans in the foreseeable future to actively attempt to develop CHRONOGESIC (See Note 9). This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Intangible Assets and Goodwill

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,563)	$37
Patents	591	(471)	120
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,294)	$157

	December 31, 2007
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,540)	$60
Patents	566	(446)	120
Other intangible assets	3,260	(3,260)	—

Total	$7,426	$(7,246)	$180

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

In December 2007 and January 2008, the Company entered patent assignment agreements and acquired from a third party two portfolios of worldwide patents and patent applications relating to drug delivery technologies. The Company paid $100,000 and $25,000 to this third party upon execution of the agreements. In connection with these agreements, the Company recorded $100,000 and $25,000 as intangible assets on its balance sheet as of December 31, 2007 and December 31, 2008, respectively and amortizes these patents over an estimated useful life of 7 years.

The net amount of intangible assets at December 31, 2008 was $157,000, which will be amortized as follows: $48,700 in 2009, $37,000 in 2010, $17,600 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2008. The Company evaluates goodwill for impairment at least annually. In 2008, 2007 and 2006 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge to write the goodwill down to its estimated fair value.

4.    Financial Instruments

The carrying amount of cash equivalents reported on the balance sheet approximates its fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices. The carrying amounts of the Company’s borrowings under its debt agreements approximate their fair values. As of December 31, 2008 and 2007, the fair value of the Company’s convertible notes was zero and $49.1 million, respectively, compared with the carrying value of zero and $23.6 million, respectively. The fair value of the convertible notes was obtained through quoted market prices.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

—	Level 1—Quoted prices in active markets for identical assets or liabilities.

—

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$—	$22,092	$—	$22,092
Certificates of deposit	—	425	—	425
Commercial paper	—	8,716	—	8,716
Corporate debt	—	6,378	—	6,378
U.S. Government agencies	—	12,526	—	12,526

Total	$—	$50,137	$—	$50,137

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for the Company’s available-for-sale securities are insignificant.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$22,092	$—	$—	$22,092
Certificates of deposit	425	—	—	425
Commercial paper	8,705	11	—	8,716
Corporate debt	6,363	31	(16)	6,378
U.S. Government agencies	12,471	55	—	12,526

	$50,056	$97	$(16)	$50,137

Reported as:
Cash and cash equivalents	$26,884	$6	$—	$26,890
Short-term investments	20,745	91	—	20,836
Short-term restricted investments	624	—	—	624
Long-term investments	1,378	—	(16)	1,362
Long-term restricted investments	425	—	—	425

	$50,056	$97	$(16)	$50,137

	December 31, 2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$74	$—	$—	$74
Certificates of deposit	394	—	—	394
Commercial paper	8,992	—	(1)	8,991
Corporate debt	7,948	32	—	7,980
U.S. Government agencies	40,315	19	—	40,334

	$57,723	$51	$(1)	$57,773

Reported as:
Cash and cash equivalents	$33,338	$9	$(1)	$33,346
Short-term investments	19,688	22	—	19,710
Long-term investments	3,677	20	—	3,697
Long-term restricted investments	1,020	—	—	1,020

	$57,723	$51	$(1)	$57,773

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity (in thousands):

	2008
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$48,678	$48,775
Mature after one year through five years	1,378	1,362

	$50,056	$50,137

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2008 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Corporate debt	$2,361	$(16)

	$2,361	$(16)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2007 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$5,309	$(1)

	$5,309	$(1)

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2008 and 2007.

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

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Equipment	$14,123	$13,469
Leasehold improvement	9,415	9,042
Construction-in-progress	166	327

	23,704	22,838
Less accumulated depreciation and amortization	(17,733)	(15,180)

Property and equipment, net	$5,971	$7,658

Depreciation expense was $2.6 million, $2.3 million and $2.0 million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, no equipment was collateralized as security for equipment financing facilities. Depreciation expense was $39,580, $39,580 and $34,035 in 2008, 2007 and 2006 for capital lease assets, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Restricted Investments

In July 2001, the Company deposited $2.4 million in investment grade securities with an institution to guarantee bonds assumed in the acquisition of SBS (see Note 7). This guarantee will be released upon the sooner of the Company’s exercise of its option to call the bonds at any time, or the bond’s maturity date in November 2009. From 2002 to 2008, as allowed under the guarantee agreement, a total of approximately $1.8 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

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

As of December 31, 2008 and 2007, the Company had $1.0 million recorded as restricted investments in connection with the above items.

7.    Long-term Debt and Commitments

Convertible Subordinated Notes due 2008

On June 18, 2003, the Company completed a private placement of an aggregate of $50.0 million in convertible subordinated notes (the “notes”). The notes bear interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. On July 14, 2003, the initial purchaser of $50.0 million of the notes elected to exercise its option to purchase an additional $10.0 million in principal amount of such notes. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of the notes, or $3.15 per share, subject to adjustment in certain circumstances. Interest on the notes was payable semi-annually in arrears in June and December. The Company received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The total issuance cost of approximately $3.3 million was included in other long-term assets on the balance sheet and was amortized to interest expense using the effective interest rate method over the duration of the notes, which was 5 years. The notes were unsecured obligations of the Company and were subordinate to any secured debt the Company currently has or any future senior indebtedness of the Company.

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

In May 2006, a holder of $20.0 million in principal amount of the Company’s 6.25% convertible subordinated notes converted such notes into 6,349,206 shares of common stock, at the conversion rate originally set forth in the Notes. Under the terms of the Exchange Agreement between the Company and the holder, the company made a cash payment to such holder of $2,860,000. As a result of the conversion, the Company recorded $2,287,000 in debt conversion expense in its statement of operations in the second quarter of 2006. The debt conversion expense represented the difference between our cash payment of $2,860,000 to the holder and the interest expense accrued on the $20.0 million of notes converted from the last interest payment date to the date of conversion. The conversion was recorded as a reduction of $20.0 million of convertible subordinated notes, a reduction of other long term assets of $519,000 attributable to the related unamortized debt issuance costs and an increase of $19.5 million to shareholder’s equity.

In September and October 2007, the Company entered into privately negotiated transactions with holders of the Company’s 6.25% convertible subordinated notes, pursuant to which such holders elected to convert $13.7 million in principal amount of such notes into an aggregate of 4,361,265 shares of common stock, at the conversion rate originally set forth in the indenture for such notes. The Company made cash payments to such holders of $981,890, which amount satisfied the future interest payments due on such notes until maturity of $858,625 plus a small premium for early conversions.

As a result of these conversions, the Company recorded $718,000 in debt conversion expense in its statement of operations in 2007. The debt conversion expense represented the difference between our cash payment of $981,890 to the holders and the interest expense accrued on the $13.7 million of notes converted from the last interest payment date to the dates of conversions. The conversions were recorded as a reduction of $13.7 million of short-term liabilities, a reduction of other short-term assets of $130,000 attributable to the related unamortized debt issuance costs and an increase of $13.7 million to shareholders’ equity.

In June 2008, the holders of the Company’s remaining $23.6 million in aggregate principal amount of convertible subordinated notes converted all remaining notes into 7,491,745 shares of our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes as set forth in the original indenture.

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. From 2002 to 2008, as allowed under the guarantee agreement, a total of approximately $1.8 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments are due semi-annually and principal payments are due annually. Principal payments increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully amortized in 2009. The Company has an option to call the SBS Bonds at any time. As of December 31, 2008, the remaining principal balance totaled $240,000.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Leases

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expired February 2009 (an option to renew for an additional five years has been exercised by us and the terms of the renewal period are under negotiation between us and the landlord)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2010 (with an option to renew for an additional five years)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.0 million, $2.0 million and $2.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum payments (including principal and interest) under these noncancelable leases and long-term obligations are as follows (in thousands):

Year ending December 31,	Bond Maturities	Operating Leases
2009	254	1,534
2010	—	1,456
2011	—	1,419
2012	—	1,374
Thereafter	—	577

	$254	$6,360

8.    Stockholders’ Equity

Common Stock

In October 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, which allowed the Company to offer up to $75 million of securities from time to time in one or more public offerings of our common stock. In November 2005, the Company closed a follow on public offering of 8,183,274 shares of our common stock at $5.00 per share and received net proceeds of approximately $38.1 million, after deducting underwriting discounts and related expenses. In October 2008, this shelf registration expired and in November 2008, we filed a new shelf registration statement on Form S-3 with the SEC, which, upon being declared effective by the SEC, will allow us to offer up to $75 million of securities from time to time in one or more public offerings of our common stock.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

As of December 31, 2008, the Company had an outstanding exercisable warrant to purchase its 770 shares of common stock at $8.50 per share. The warrant was issued in connection with an Exclusive Trademark License and Assignment Agreement. The value of the warrant was insignificant as of December 31, 2008. The warrant expires in 2011.

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

In January 2000, the Company ceased granting options from the 1998 Stock Option Plan. As of December 31, 2008, options to purchase 2,000 shares of common stock were outstanding under this plan. In addition, all of such options were exercisable and vested as of that date.

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

In April 2005, the Board of Directors approved certain amendments to the 2000 Stock Plan. At the Company’s annual shareholders meeting in June 2005, the shareholders approved the amendments of the 2000 Stock Plan to: (i) expand the types of awards that the Company may grant to eligible service providers under the Stock Plan to include restricted stock units, stock appreciation rights and other similar types of awards (including other awards under which recipients are not required to pay any purchase or exercise price) as well as cash awards; and (ii) include certain performance criteria that may be applied to awards granted under the Stock Plan. A total of 19,796,500 shares of common stock have been reserved for issuance under this plan.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

on the date of grant. The option price of an incentive stock option granted to any other employee shall be no less than 100% of the fair market value per share on the date of grant.

As of December 31, 2008, 4,313,231 shares of common stock were available for future grant and options to purchase 13,088,894 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of December 31, 2008, 314,000 shares of common stock were available for future grant and options to purchase 569,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of SBS. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31, 2008, there were no shares of common stock available for future grant and options to purchase 98,076 shares of common stock were outstanding under the 1993 SBS Plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan will be implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. A total of 1,500,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2008, 395,638 shares of common stock were available for future grant and 1,104,362 shares of common stock have been issued under the employee stock purchase plan.

As of December 31, 2008, shares of common stock reserved for future issuance consisted of the following:

December 31, 2008
Warrants outstanding	770
Stock options outstanding	13,757,970
Stock options available for grant	4,627,231
Employee Stock Purchase Plan	395,638

18,781,609

A summary of stock option activity under all stock-based compensation plans during the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	7,571,146	$3.92
Options granted	3,778,705	$4.88
Options exercised	(909,453)	$2.24
Options forfeited	(738,929)	$3.36
Options expired	(182,871)	$9.46

Outstanding at December 31, 2006	9,518,598	$4.40	7.37	$8.8
Options granted	2,853,346	$4.37
Options exercised	(353,110)	$2.40
Options forfeited	(406,052)	$4.32
Options expired	(130,815)	$8.33

Outstanding at December 31, 2007	11,481,967	$4.41	7.09	$26.4
Options granted	2,976,645	$5.66
Options exercised	(210,679)	$2.46
Options forfeited	(419,163)	$4.84
Options expired	(70,800)	$8.13

Outstanding at December 31, 2008	13,757,970	$4.68	6.61	$2.9

Exercisable at December 31, 2008	7,414,408	$4.40	5.32	$2.5

Vested and expected to vest at December 31, 2008	11,742,017	$4.63	6.35	$2.8

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $455,000, $890,000 and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted-average grant-date fair value of all options granted with exercise price equal to fair market value was $4.02 in 2008, $3.35 in 2007 and $3.84 in 2006. There were no options granted with exercise prices lower than fair market value in 2008, 2007 and 2006.

In 2008, 2007 and 2006, the Company issued options to purchase 28,500, 1,500 and 3,000 shares of common stock to several third party consultants in exchange for services, respectively. In connection with these options to purchase common stock, the Company recorded non-cash charges of $48,700, $6,000 and $10,000 in its statement of operations for the years ended December 31, 2008, 2007 and 2006. The Company has no non-cash charges related to the modification of non-employee stock options in its statement of operations for the year ended December 31, 2008, 2007 and 2006, respectively.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2008, the Company had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost that has been included in the statements of operations was $8.5 million, $6.7 million and $4.4 million for the year ended December 31, 2008, 2007 and 2006. Stock-based compensation cost capitalized as part of inventory for the year ended December 31, 2008 was $124,000.

Because we had a net operating loss carryforward as of December 31, 2008, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2008, the Company determined the expected life using historical option experience under Staff Accounting Bulletin (SAB) No. 110. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

Prior to 2008, based on the limited historical exercise and post-vesting termination of options granted under the Company’s plans, the Company did not believe that it was able to rely on its historical employee exercise behavior to provide accurate data for estimating the Company’s expected term for use in determining the fair

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term of the stock options.

Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, consistent with SFAS 123(R), SAB 107 and SAB 110.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Stock Options
Risk-free rate	1.7-3.5%	3.6-5.0%	4.3-5.1%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.25	6.25
Volatility	81-85%	81-89%	90-94%
Forfeiture rate	12.9%	14.7%	17.2%

	Year ended December 31,
	2008	2007	2006
Employee Stock Purchase Plan
Risk-free rate	1.1-4.0%	3.8-5.0%	4.7-5.1%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	51-95%	50-59%	54-82%

All employee stock options under the Company’s stock compensation plans were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant during the years ended December 31, 2008, 2007 and 2006. The estimated weighted average fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 was $4.02, $3.35 and $3.84 per share, respectively. The total fair value of options vested during the year ended December 31, 2008 was $9.7 million.

There were 222,009, 179,567 and 194,492 shares granted under our employee stock purchase plan during the years ended December 31, 2008, 2007 and 2006, respectively. Included in the statement of operations for the year ended December 31, 2008 was $462,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under the Company’s employee stock purchase plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, $11.2 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
		(In years)
$0.35 – 2.51	1,707,752	4.30	$1.98	1,537,638	$2.02
$2.57 – 3.20	1,497,423	5.72	$3.13	1,424,326	$3.14
$3.22 – 3.87	1,394,845	6.15	$3.51	1,122,970	$3.48
$3.92 – 4.31	429,000	7.94	$4.02	156,375	$3.96
$4.34 – 4.34	2,125,759	7.90	$4.34	543,789	$4.34
$4.35 – 5.26	994,700	7.58	$4.80	453,627	$4.77
$5.27 – 5.27	1,787,483	6.81	$5.27	907,520	$5.27
$5.38 – 5.86	118,500	7.60	$5.59	48,500	$5.66
$5.89 – 5.89	2,342,245	8.95	$5.89	—	$—
$5.90 – 13.00	1,360,263	3.28	$8.68	1,219,663	$8.96

$0.35 – 13.00	13,757,970	6.60	$4.68	7,414,408	$4.40

The Company received $518,000, $849,000 and $2.0 million in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2008, 2007 and 2006, respectively.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

also exchange the rights (other than those owned by the acquiror or its affiliates) for the Company’s common stock at an exchange ratio of one share of common stock per right. The Company is entitled to redeem the rights at any time on or before the tenth day following acquisition by a person or group of 17.5% or more of the Company’s common stock.

9.    Write down of deferred royalties and commercial rights

In December 2008, the Company recorded a $13.5 million write down of the carrying value of deferred royalties and commercial rights associated with CHRONOGESIC. In 2000, the Company recorded the fair value of common stock and a warrant issued to Alza Corporation in connection with an amended agreement related to CHRONOGESIC as additional paid-in capital and a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, the Company made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded this write down given the fact that the Company has no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

10.    Income Taxes

Income tax provision was zero in 2008, 2007 and 2006.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. federal taxes (benefit) at statutory rate	$(14,928)	$(8,275)	$(11,331)
State taxes	—	—	—
Unutilized net operating loss	8,763	6,556	9,956
Non-deductible stock compensation	1,513	1,310	1,008
Write down of deferred royalties and commercial rights	4,583	—	—
Other	69	409	367

Total	$—	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$68,782	$66,913
Research and other credits	6,396	5,937
Capitalized research and development expenses	4,060	3,758
Deferred revenue	11,527	5,762
Other	5,658	3,659

Total deferred tax assets	96,423	86,029
Valuation allowance for deferred tax assets	(96,423)	(86,029)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.4 million, $10.0 million and $11.3 million during 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $187.0 million, which expire in the years 2018 through 2028 and federal research and development tax credits of approximately $3.6 million which expire at various dates beginning in 2018 through 2028, if not utilized.

As of December 31, 2008, the Company had net operating loss carryforwards for state income tax purpose of approximately $93.4 million, which expire in the years 2012 through 2028, if not utilized, and state research and development tax credits of approximately $4.0 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007 and December 31, 2008, the Company had unrecognized tax benefits of approximately $3.0 million and $3.3 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007
Balance at beginning of the year	$2,990	$2,462
Increases (decrease) related to prior year tax positions	(153)	—
Increases related to current year tax positions	423	528
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$3,260	$2,990

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the year ended December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2008.

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007(1)	2008	2007	2008(2)	2007
Revenue	$6,438	$5,726	$6,303	$13,432	$6,634	$4,932	$7,726	$6,585
Net loss	$(7,795)	$(8,767)	$(8,599)	$(479)	$(9,161)	$(7,882)	$(18,352)	$(7,211)
Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.11)	$(0.01)	$(0.11)	$(0.11)	$(0.22)	$(0.10)

Note:

(1)	The net loss figure includes the effects of $8.0 million of milestone revenue recognized in connection with the Company’s collaboration with Nycomed.

(2)	The net loss figure includes the effects of a one-time $13.5 million write down of deferred royalties and commercial rights.

13.    Subsequent Event

In February 2009, Endo notified the Company that it was terminating the license agreement with the Company, and thereby returning Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, the Company will hold worldwide commercialization rights for TRANSDUR-Sufentanil. As a result of Endo’s termination notice received by the Company in February 2009, the Company revised the term of continuing involvement with respect to the Endo agreement and recognized $3.0 million of collaborative research and development revenue in 2008 from amortization of the upfront fee of $10.0 million received from Endo in 2005.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Item 9B.	Other Information.

Adjustment of Certain Items included in our Preliminary Unaudited Financial Statements and Earnings Release.    Subsequent to the issuance of our preliminary unaudited financial statements in conjunction with our earnings announcement on February 9, 2009, as a result of the termination notice received from Endo Pharmaceuticals on February 26, 2009, the Company increased its collaborative research and development and other revenue by $1,144,000 for the three months ended December 31, 2008 and for the year ended December 31, 2008. The effects of this adjustment decreased our net loss from $(19,496,000) to $(18,352,000) for the three months ended December 31, 2008 and from $(45,051,000) to $(43,907,000) for the year ended December 31, 2008. Our net loss per share decreased by $0.02 from $(0.24) to $(0.22) for the three months ended December 31, 2008 and by $0.02 from $(0.58) to $(0.56) for the year ended December 31, 2008.

The effect on the Balance Sheet was to increase Deferred Revenue—Current Portion by $202,000, decrease Deferred Revenue—Non Current portion by $1,346,000 and decrease Accumulated Deficit in Stockholders’ Equity by $1,144,000. The adjustment had no effect on the previously reported Total Assets. In addition, the adjustment had no effect on our net cash used in operating activities as presented in the Consolidated Statements of Cash Flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited Durect Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Durect Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Durect Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Durect Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Durect Corporation and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 9, 2009

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

None

PART III

The definitive proxy statement for our 2009 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation(2).

2.2

Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc.(19)

3.3	Amended and Restated Certificate of Incorporation of the Company(1).

3.5	Amended and Restated Bylaws of the Company(1).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Durect Corporation(20).

4.2	Second Amended and Restated Investors’ Rights Agreement(1).

4.3

Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively(3).

Number	Description
10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors(1).

10.2	1998 Stock Option Plan(1).

10.3	2000 Stock Plan(1).

10.4	2000 Employee Stock Purchase Plan(1).

10.5	2000 Directors’ Stock Option Plan(1).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999(1).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000(1).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998(1).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997(1).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999(1).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999(1).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999(1).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999(1).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000(1).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000(1).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000(1).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999(1).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999(1).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000(1).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000(1).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000(1).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000(5).

10.26	Lease between Sobrato Development Companies #850 and the Company(6).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended)(4).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended)(4).

Number	Description
10.29**

Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002.(7).

10.30**

License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002(7).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002(7).

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

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004.(9)

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005.(9)

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004.(9)

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004.(10)

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004.(10)

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004.(11)

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005.(12)

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005.(13)

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005.(14)

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005.(14)

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc.(15)

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005.(15)

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006.(16)

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006.(16)

Number	Description
10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006.(16)

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008.(17)

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008.(18)

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008.(18)

10.53*	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008.

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed with the Securities and Exchange Commission on April 20, 2000.

(2)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-31615) filed with the Securities and Exchange Commission on May 15, 2001.

(3)	Incorporated by reference to our Registration Statement on Form 8-A (File No. 000-31615) filed with the Securities and Exchange Commission on July 10, 2001.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-61224) filed with the Securities and Exchange Commission on May 18, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 30, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 13, 2001.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 14, 2002.

(8)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 14, 2003.

(9)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 11, 2004.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2004.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 5, 2004.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on May 6, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 4, 2005.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on October 13, 2005.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 16, 2006.

(16)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-31615) filed with the Securities and Exchange Commission on March 15, 2007.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on August 8, 2008.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the Securities and Exchange Commission on November 4, 2008.

(19)	Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3 (File No. 333-108396) filed with the Securities and Exchange Commission on August 29, 2003.

(20)	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed with the Securities and Exchange Commission on October 13, 2005.

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

++	Refiled with additional disclosure previously treated as confidential.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at beginning of the year	Provision	Write- Offs	Balance at end of the year
December 31, 2008
Allowance for doubtful accounts	$49	$74	$(10)	$113
December 31, 2007
Allowance for doubtful accounts	$1	$58	$(10)	$49
December 31, 2006
Allowance for doubtful accounts	$128	$(36)	$(91)	$1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 10, 2009

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

Signature	Title	Date

/S/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/S/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 10, 2009

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 10, 2009

/S/ SIMON X. BENITO Simon X. Benito	Director	March 10, 2009

/S/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 10, 2009

/S/ MICHAEL D. CASEY Michael D. Casey	Director	March 10, 2009

/S/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 10, 2009

Signature	Title	Date

/S/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 10, 2009

/S/ JON S. SAXE Jon S. Saxe	Director	March 10, 2009