Form 10-Q
period 2009-03-31
DURECT CORP
filed 2009-05-07
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2009, there were 82,170,853 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,463	$29,445
Short-term investments	18,191	20,836
Short-term restricted investments	371	624
Accounts receivable (net of allowances of $109 and $113, respectively)	3,392	4,055
Inventories	2,639	3,474
Prepaid expenses and other current assets	3,153	1,850

Total current assets	51,209	60,284
Property and equipment, net	5,435	5,971
Goodwill	6,399	6,399
Intangible assets, net	145	157
Long-term investments	4,520	1,362
Long-term restricted investments	429	425
Other long-term assets	270	276

Total assets	$68,407	$74,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712	$1,018
Accrued liabilities	4,785	5,204
Contract research liability	645	995
Deferred revenue, current portion	8,826	9,235
Other short-term liabilities	408	431

Total current liabilities	15,376	16,883
Deferred revenue, non-current portion	19,903	19,771
Other long-term liabilities	667	656
Commitments Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	324,695	321,067
Accumulated other comprehensive income	6	81
Accumulated deficit	(292,248)	(283,592)

Stockholders’ equity	32,461	37,564

Total liabilities and stockholders’ equity	$68,407	$74,874

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2009	2008
Collaborative research and development and other revenue	$3,745	$4,269
Product revenue, net	2,415	2,169

Total revenues	6,160	6,438
Operating expenses:
Cost of revenues (1)	824	822
Research and development (1)	9,903	9,634
Selling, general and administrative (1)	4,257	3,890

Total operating expenses	14,984	14,346

Loss from operations	(8,824)	(7,908)
Other income (expense):
Interest and other income	179	568
Interest expense	(11)	(455)

Net other income	168	113

Net loss	$(8,656)	$(7,795)

Net loss per share, basic and diluted	$(0.11)	$(0.11)

Shares used in computing basic and diluted net loss per share	82,023	74,113

(1) Includes stock-based compensation related to the following:

Cost of revenues	$78	$35
Research and development	2,281	1,607
Selling, general and administrative	1,171	775

Total stock-based compensation	$3,530	$2,417

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(8,656)	$(7,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596	663
Stock-based compensation	3,530	2,417
Changes in assets and liabilities:
Accounts receivable	663	188
Inventories	894	(459)
Prepaid expenses and other assets	(1,297)	81
Accounts payable	(306)	(624)
Accrued liabilities and other long-term liabilities	(421)	(593)
Contract research liability	(350)	(957)
Interest payable on convertible notes	—	369
Deferred revenue	(277)	(1,708)

Total adjustments	3,032	(623)

Net cash used in operating activities	(5,624)	(8,418)

Cash flows from investing activities
Purchases of property and equipment	(48)	(316)
Purchase of intangible assets	—	(25)
Purchases of available-for-sale securities	(14,083)	(7,234)
Proceeds from maturities of available-for-sale securities	12,590	12,248
Proceeds from sales of available-for-sale securities	1,154	—

Net cash (used in) provided by investing activities	(387)	4,673

Cash flows from financing activities
Payments on equipment financing obligations	(10)	(10)
Net proceeds from issuances of common stock through exercise of options	39	79

Net cash provided by financing activities	29	69

Net decrease in cash and cash equivalents	(5,982)	(3,676)
Cash and cash equivalents, beginning of the period	29,445	37,589

Cash and cash equivalents, end of the period	$23,463	$33,913

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2009, the operating results for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Raw materials	$585	$765
Work in process	928	1,188
Finished goods	1,126	1,521

Total inventories	$2,639	$3,474

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to EITF Issue 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, for joint control and funding development activities, the Company will not recognize revenue from the reimbursement of the research and development expenses but instead those reimbursements receivable from the joint venture party will be recorded as a reduction in research and development expense.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Collaborator
Alpharma Ireland Limited (Alpharma)(1)	$1,924	$—
Endo Pharmaceuticals, Inc. (Endo)(2)	985	798
Nycomed Danmark, APS (Nycomed)(3)	381	763
Pain Therapeutics, Inc. (Pain Therapeutics)	276	2,148
Others	179	560

Total collaborative research and development and other revenue	$3,745	$4,269

Notes:

(1)	Amounts related to amortization of upfront fees were $1.0 million and zero for three months ended March 31, 2009 and 2008 respectively. Alpharma is owned by King Pharmaceuticals.

(2)	Amounts related to amortization of upfront fees were $875,000 and $547,000 for the three months ended March 31, 2009 and 2008 respectively. The Company’s agreement with Endo will terminate effective August 26, 2009.

(3)	Amounts related to amortization of upfront fees were $381,000 and $763,000 for the three months ended March 31, 2009 and 2008 respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2009	2008
POSIDUR (1)	$3,488	$1,855
ELADUR	1,483	2,062
Biologics Programs	657	912
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	458	1,871
TRANSDUR-Sufentanil	418	322
Others	3,399	2,612

Total research and development expenses (2)	$9,903	$9,634

(1)	In the three months ended March 31, 2009 and 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $1.1 million and $771,000, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2009 and 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $945,000 and $300,000, respectively, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements for more details about the Company’s agreement with Nycomed.

(2)	Includes stock-based compensation expenses of $2.3 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.

Comprehensive Loss

Components of other comprehensive income (loss), comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows.

	Three months ended March 31,
	2009	2008
Net loss	$(8,656)	$(7,795)
Net change in unrealized gain on available-for-sale investments, net of tax	(75)	57

Comprehensive loss	$(8,731)	$(7,738)

Accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 is entirely comprised of unrealized gains, net of taxes.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock, convertible subordinated notes) outstanding during the year, if dilutive, using the treasury stock method for options and warrants and the if-converted method for convertible subordinated notes.

	Three months ended March 31,
	2009	2008
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	16,073	15,717
Convertible notes	—	7,492
Warrants	1	1

Total	16,074	23,210

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, on January 1, 2008, the Company adopted provisions of SFAS 157 with respect to its financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of FSP 157-2 for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of FSP 157-2 did not have a material effect on the Company’s financial statements. The Company is evaluating the impact on the determination of fair value on goodwill in future periods.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in party or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 did not have a material impact on its financial statements.

Note 2. Strategic Agreements

Agreement with Alpharma (acquired by King)

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

Under the terms of the agreement, upon closing of the transaction, Alpharma paid the Company an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, the Company would also receive royalties on product sales. Alpharma will control and fund further development of the program. The Company will perform development activities through completion of Phase 2, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As a result of the acquisition of Alpharma by King Pharmaceuticals in December 2008, King has assumed all the rights and obligations of Alpharma under the agreement.

For the three months ended March 31, 2009, the Company recognized $1.0 million as collaborative research and development revenue from the amortization of the $20.0 million upfront fee received and $911,000 as collaborative research and development revenue from research expenses that are qualified for reimbursement by Alpharma. Total collaborative research and development revenue recognized under this arrangement was $1.9 million for the three months ended March 31, 2009. No amounts were recorded in the three months ended March 31, 2008 as the agreement with Alpharma was executed in the third quarter of 2008. The cumulative aggregate payments received by the Company as of March 31, 2009 were $23.2 million under this agreement.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit from the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to EITF 07-1, Accounting for Collaborative Arrangements. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. The Company recorded a net reduction in research and development expenses of $167,000 and $471,000 for the three months ended March 31, 2009 and 2008, respectively. This represents a net reimbursement from Nycomed in order that both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $381,000 and $763,000 for the three months ended March 31, 2009 and 2008, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe. The cumulative aggregate payments received by the Company as of March 31, 2009 were $31.5 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $3.4 million as of March 31, 2009.

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

The Company recognized $875,000 and $547,000, respectively as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for the three months ended March 31, 2009 and 2008. The $10.0 million upfront fee from Endo has been fully amortized as of March 31, 2009. Total collaborative research and development revenue recognized under this arrangement was $985,000 and $798,000 for the three months ended March 31, 2009 and 2008, respectively. The cumulative aggregate payments received by the Company as of March 31, 2009 were $21.4 million under this agreement.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, the Company is eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development. As of March 31, 2009, the Company has received $1.7 million in milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $276,000 and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2009 were $31.0 million under this agreement.

The Company deferred recognizing approximately $1.7 million of product revenue for the three months ended March 31, 2009 related to its shipments to King of key components that are included in Remoxy pending the execution of a final supply agreement with King. The cumulative aggregate deferred revenue related to these key components as of March 31, 2009 were $3.0 million.

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

Note 3. Fair Value Measurements

As of January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of FASB Staff Position No. FAS 157-2 as of January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

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

The adoption of SFAS 157 did not have a material effect on our financial position and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of our financial assets that were measured on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$—	$13,068	$—	$13,068
Certificates of deposit	—	429	—	429
Commercial paper	—	12,455	—	12,455
Corporate debts	—	5,673	—	5,673
U.S. Government agencies	—	10,950	—	10,950

Total	$—	$42,575	$—	$42,575

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for our available-for-sale securities are immaterial.

Note 4. Stock-Based Compensation

As of March 31, 2009, the Company has five stock-based employee compensation plans, which have not changed in 2008 or 2009. The employee stock-based compensation cost that has been included in the statements of operations was $3.5 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and 2008, $116,000 and $72,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility in developing our estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2009 and 2008:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Risk-free rate	2.0-2.3%	2.7-3.0%	1.1-4.0%	3.8-5.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	1.25	1.25
Volatility	84-87%	81-82%	51-95%	50-59%
Forfeiture rate	6.1%	12.9%	—	—

Note 5. Reduction in Force

In March 2009, the Company reduced the size of its California workforce by 41 employees or approximately 24% of its headcount. The goal of this action was to better align its cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for the year. The Company substantially completed this headcount reduction during the first quarter of 2009, and incurred approximately $443,000 in severance costs for the impacted employees, of which approximately $16,000 was paid in the first quarter of 2009. Accrued severance costs were approximately $427,000 as of March 31, 2009, all of which were paid in April 2009.

As of March 31, 2009, the Company had 130 employees, including 78 in research and development, 23 in manufacturing and 29 in selling, general and administrative.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the progress of our third-party collaborations, including estimated milestones;

•	the progress and results of our research and development programs;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA and other government regulation on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

•	products and companies that will compete with the products we license to third-party collaborators;

•	our intention to commercialize our own products and to build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas; and

•	future performance, sufficiency of our cash resources, anticipated capital requirements and our need for additional financing.

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

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR®, ELADUR™, DURIN™, CHRONOGESIC® , MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

In the first quarter of 2009, we received detailed feedback from the FDA on our proposed Phase III program. We are pursuing a target label for POSIDUR that would allow POSIDUR to be used for a broad range of surgeries. Based on FDA feedback, in contrast to the two pivotal efficacy studies that we had previously planned, we now anticipate conducting one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. We currently expect that the total number of patient exposures that we will submit to the FDA in an NDA will be approximately 700-800. Under our current development program, approximately 300 human subjects have been exposed to POSIDUR. Assuming the program progresses as we expect, we anticipate that the Phase III program should take approximately two years from initiation to NDA filing. Our major planned activities for POSIDUR in 2009 are as follows:

•	We expect to have data from our approximately 60 patient Phase IIb clinical study in shoulder surgery in 2009.

•

We plan to conduct a thorough QTc (tQTc) study in 2009. A tQTc study is a cardiac safety test increasingly recommended by the FDA. To date, we have not observed any differences in cardiovascular or central nervous system side effects between the roughly 300 patients dosed to date with POSIDUR versus approximately 150 placebo patients.

•

Nycomed is conducting a Phase IIb study in hysterectomy patients and a Phase IIb study in shoulder surgery patients beginning in 2009. Those studies will be conducted in a different manner than U.S. studies and will be suitable for European regulatory approval purposes. We anticipate that these studies will provide data from an additional surgical model (hysterectomy) and will add to our safety database.

•	Lastly, we are in discussions with various parties about licensing development and commercialization rights to POSIDUR in the U.S., Canada and Asia.

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

In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA. The NDA was submitted to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the

FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Our understanding is that Pain Therapeutics, King Pharmaceuticals and their outside technical advisors have been evaluating the FDA Complete Response Letter and there are plans to meet with the FDA in mid-2009, which should provide our collaborators with a more reliable context with which to make projections about REMOXY.

During 2008, we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 we made our first shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. Revenue attributable to these key components aggregating $1.7 million and cost of goods sold aggregating $1.5 million in the three months ended March 31, 2009 has been deferred pending the execution of a final supply agreement with King Pharmaceuticals. The cumulative aggregate deferred revenue attributable to these key components was $3.0 million and the cumulative aggregate deferred cost of goods sold was $2.0 million as of March 31, 2009.

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

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. In 2005, DURECT successfully completed a Phase II clinical trial of TRANSDUR-Sufentanil in chronic pain.

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We have received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified us that it was terminating the license agreement, and thereby returning to us Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has committed to assist in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil. Endo recently successfully completed a Phase II trial for TRANSDUR- Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. We are now in active discussions with several parties regarding licensing of the program.

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

In September 2008, we entered into a development and license agreement with Alpharma granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million in October 2008. Alpharma was acquired by King in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on the program such that specific decisions can be made with respect to the clinical program.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements related to TRANSDUR-Sufentanil (collaboration with Endo), Remoxy and other specified ORADUR-based oral opioids (collaboration with Pain Therapeutics), POSIDUR (collaboration with Nycomed), ELADUR (collaboration with Alpharma) and several feasibility agreements. In contrast to our other collaborations, due to the terms and nature of the Nycomed collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to EITF 07-1, Accounting for Collaborative Arrangements. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

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

Reduction in force

In March 2009, we reduced the size of our California workforce by 41 employees or approximately 24% of our headcount. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives for the year. We substantially completed this headcount reduction during the three months ended March 31, 2009 and incurred approximately $443,000 in severance costs for these employees. All of the severance costs were paid by the end of April 2009.

Operating results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2009, we had an accumulated deficit of $292.2 million and our net losses were $8.7 million for the three months ended March 31, 2009. Our net losses were $43.9 million, $24.3 million and $33.3 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to decrease in the near future due to expected decreases in employee related costs to support our business activities. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to EITF Issue 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, for joint control and funding development activities, we will not recognize revenue from the reimbursement of the research and development expenses but instead those reimbursements receivable from the joint venture party will be recorded as a reduction in research and development expense.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, on January 1, 2008, we adopted provisions of SFAS 157 with respect to its financial assets and liabilities. On January 1, 2009, we adopted the provisions of FSP 157-2 for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of FSP 157-2 did not have a material effect on our financial statements. We are evaluating the impact on the determination of fair value on goodwill in future periods.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have a material impact on our financial statements.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in part or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 did not have a material impact on our financial statements.

Results of Operations

Three months ended March 31, 2009 and 2008

Revenues. Net revenues were $6.2 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in total revenues is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Nycomed and various third parties covering feasibility projects, partially offset by higher collaborative research and development revenue from King, Endo and higher product revenue in the three months ended March 31, 2009.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $3.7 million of collaborative research and development revenue for the three months ended March 31, 2009 compared to $4.3 million for the same period in 2008. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The decrease in collaborative research and development revenue in the three months ended March 31, 2009 was primarily attributable to lower revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics), amortization of the upfront payment for POSIDUR (collaboration with Nycomed) and from certain feasibility agreements, partially offset by higher collaborative research and development revenue recognized in connection with our agreement for ELADUR (collaboration with King) and TRANSDUR-Sufentanil (collaboration with Endo) related to amortization of the upfront payment compared with the same period in 2008.

We received a $10.0 million up-front fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million up-front fee is recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three months ended March 31, 2009 and 2008, we recognized $875,000 and $547,000, respectively, in collaborative research and development revenue related to this upfront fee. The term of the continuing involvement has been estimated based on the current product development plan pursuant to the agreement. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009.

We also received a $14.0 million up-front fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. The amount recognized in the three months ended March 31, 2009 and 2008 as collaborative research and development revenue from the amortization of the up-front fee was $381,000 and $763,000, respectively. Our estimate of the remaining term of our continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. The amount recognized in March 31, 2009 and 2008 as collaborative research and development revenue from the amortization of the upfront fee was $1.0 million and zero, respectively. The term of the continuing involvement has been estimated based on the product development plan pursuant to that agreement.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Collaborator
Alpharma Ireland Limited (Alpharma)(1)	$1,924	$—
Endo Pharmaceuticals, Inc. (Endo)(2)	985	798
Nycomed Danmark, APS (Nycomed)(3)	381	763
Pain Therapeutics, Inc. (Pain Therapeutics)	276	2,148
Others	179	560

Total collaborative research and development and other revenue	$3,745	$4,269

Notes:

(1)	Amounts related to amortization of upfront fees were $1.0 million and zero for three months ended March 31, 2009 and 2008 respectively. Alpharma is now owned by King.

(2)	Amounts related to amortization of upfront fees were $875,000 and $547,000 for three months ended March 31, 2009 and 2008 respectively. The Company’s agreement with Endo will terminate effective August 26, 2009.

(3)	Amounts related to amortization of upfront fees were $381,000 and $763,000 for the three months ended March 31, 2009 and 2008 respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize up-front fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

We recognized no revenue from service contracts in the three months ended March 31, 2009 compared to $31,000 in the three months ended March 31, 2008. Service contract revenues recognized in 2008 were related to certain polymer related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer product line. Net product revenues were $2.4 million in the three months ended March 31, 2009 compared to $2.2 million for the same period in 2008. The increase was primarily due to higher product revenue from our ALZET osmotic pumps and LACTEL polymer product lines in the three months ended March 31, 2009, compared with the same period in 2008. We deferred recognizing approximately $1.7 million of product revenue for the three months ended March 31, 2009 related to our shipments to King of key components that are included in Remoxy pending the execution of a final supply agreement with King. The cumulative aggregate deferred revenue related to these key components as of March 31, 2009 was $3.0 million.

Cost of revenues. Cost of revenues was $824,000 and $822,000 for the three months ended March 31, 2009 and 2008, respectively. The slight increase in the cost of product revenue in the three months ended March 31, 2009 was primarily the result of higher units produced and sold from our ALZET and LACTEL product lines. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Cost of service revenue was zero and $15,000 for the three months ended March 31, 2009 and 2008, respectively due to a decrease in our service contract revenue related to our polymer business in 2009. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenues was $78,000 and $35,000 for the three months ended March 31, 2009 and 2008, respectively. We deferred recognizing approximately $1.5 million of cost of goods sold related to our shipments to King of key components that are included in Remoxy for the three months ended March 31, 2009 pending the execution of a final supply agreement with King. The cumulative aggregate deferred cost of goods sold related to these key components was $2.0 million as of March 31, 2009.

As of March 31, 2009 and 2008, we had 23 and 24 manufacturing employees, respectively.

Research and Development. Research and development expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.9 million and $9.6 million for the three months ended March 31, 2009 and 2008, respectively. Excluding the impact of stock based compensation expenses, research and development expenses decreased by $405,000 in the three months ended March 31, 2009 compared with the same period in 2008. This decrease in the three months ended March 31, 2009 was primarily attributable to lower development costs associated with Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, ELADUR and our biologics programs, partially offset by higher development costs associated with POSIDUR and other research programs compared with the same period in 2008 as more fully discussed below. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $2.3 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.

POSIDUR

Our research and development expenses for POSIDUR increased to $3.5 million in the three months ended March 31, 2009 from $1.9 million in the same period in 2008 due to higher costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $1.1 million and $771,000 in the three months ended March 31, 2009 and 2008, respectively, which was accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $945,000 and $300,000 in the three months ended March 31, 2009 and 2008, respectively, which was accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were reduced by $167,000 and $471,000 in the three months ended March 31, 2009 and 2008. The net reduction in research and development expenses represents a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $1.5 million in the three months ended March 31, 2009 from $2.1 million in the same period in 2008 primarily due to lower employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies for this product candidate.

Biologics Programs

Our research and development expenses for biologics programs decreased to $657,000 in the three months ended March 31, 2009 from $912,000 in the same period in 2008 due to lower external costs and employee related costs in support of these programs.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $458,000 in the three months ended March 31, 2009 from $1.9 million in the same period in 2008 due to decreased NDA support activities for Remoxy as well as decreased formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil increased to $418,000 in the three months ended March 31, 2009 from $322,000 in the same period in 2008 due to increased activities associated with transferring the program back to DURECT from Endo.

Other DURECT Research Programs

Our research and development expenses for all other programs increased to $3.4 million in the three months ended March 31, 2009 from $2.6 million in the same period in 2008 primarily due to higher employee related costs and increased formulation and clinical development activities for other programs.

As of March 31, 2009, we had 78 research and development employees compared with 117 as of the corresponding date in 2008 largely as a result of the reduction in force in March 2009. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2009	2008
POSIDUR (1)	$3,488	$1,855
ELADUR	1,483	2,062
Biologics Programs	657	912
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	458	1,871
TRANSDUR-Sufentanil	418	322
Others	3,399	2,612

Total research and development expenses (2)	$9,903	$9,634

(1)	In the three months ended March 31, 2009 and 2008, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $1.1 million and $771,000, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2009 and 2008, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $945,000 and $300,000, respectively, which were accounted for as additional research and development expenses.

(2)	Includes stock-based compensation expenses of $2.3 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 2009, compared to $3.9 million for the same period in 2008. Excluding the impact of stock based compensation expenses, selling, general and administrative expenses were comparable in the three months ended March 31, 2009 and 2008. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $1.2 million and $775,000 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, we had 29 selling, general and administrative personnel compared with 38 as of the corresponding date in 2008 largely as a result of the reduction in force in March 2009. We expect selling, general and administrative expenses to decrease in the near future due to an expected decrease in employee related costs.

Other Income (Expense). Interest and other income was $179,000 for the three months ended March 31, 2009, compared with $568,000 for the same period in 2008. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three months ended March 31, 2009 compared with the same period in 2008.

Interest expense was $11,000 and $455,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest expense in the three months ended March 31, 2009 compared with the same period of 2008 was primarily due to the conversion of $23.6 million in aggregate principal amount of convertible notes in the second quarter of 2008.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $47.0 million at March 31, 2009 compared to $52.7 million at December 31, 2008. These balances include $800,000 and $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2009 and December 31, 2008, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2009 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $35.8 million and $43.4 million at March 31, 2009 and December 31, 2008, respectively. The decrease was primarily attributable to an increase in our operating expenditures in the three months ended March 31, 2009.

We used $5.6 million of cash for operations for the three months ended March 31, 2009 compared to $8.4 million for the corresponding period in 2008. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the increases in accounts receivable from our third party collaborators and inventory for the three months ended March 31, 2009, partially offset by decreases in contract research liability and accounts payable compared to the same period in 2008.

We used $387,000 of cash for investing activities for the three months ended March 31, 2009 compared to $4.7 million received for the corresponding period in 2008. The decrease in cash provided by investing activities was primarily due to an increase in net purchases of short-term and long-term investments for the three months ended March 31, 2009 compared to the same period in 2008.

We received $29,000 of cash from financing activities for the three months ended March 31, 2009 compared to $69,000 for the corresponding period in 2008. The decrease was primarily due to lower proceeds from exercises of stock options in the three months ended March 31, 2009 compared to the same period in 2008.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes and received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share. Interest on the notes was payable semi-annually in arrears in June and December. From the third quarter of 2005 through October 2007, we exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which we issued approximately 11.6 million shares of our common stock, and made cash payments in the aggregate amount of approximately $3.8 million. In June 2008, the remaining $23.6 million in aggregate principal amount of convertible notes were converted into approximately 7.5 million shares of our common stock. As of March 31, 2009, the remaining principal balance of our convertible subordinated notes was zero.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments on the SBS Bonds are due semi-annually and principal payments are due annually. Principal payments on the SBS Bonds increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully paid in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT, and the SBS bonds were assigned to DURECT with the terms unchanged. At March 31, 2009, the remaining principal balance of the bonds was $240,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the three months ended March 31, 2009, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We anticipate incurring capital expenditures of approximately $500,000 over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments, and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate meaningful revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;

•	private equity financings;

•	collaborative arrangements; and/or

•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term or additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of March 31, 2009, approximately 89% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 45% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2009 by year of maturity (dollars in thousands):

	2009	2010	2011	Total
Cash equivalents:
Fixed rate	$5,995	$—	$—	$5,995
Average fixed rate	0.96%	—	—	0.96%
Variable rate	$13,068	$—	$—	$13,068
Average variable rate	0.35%	—	—	0.35%
Short-term investments:
Fixed rate	$15,862	$2,329	$—	$18,191
Average fixed rate	1.46%	2.19%	—	1.54%
Long-term investments:
Fixed rate	$—	$4,520	$—	$4,520
Average fixed rate	—	1.44%	—	1.44%
Restricted investments:
Fixed rate	$801	$—	$—	$801
Average fixed rate	1.02%	—	—	1.02%

Total investment securities	$35,726	$6,849	$—	$42,575

Average rate	1.19%	1.69%	—	1.27%

ITEM 4.	Controls and Procedures

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of POSIDUR, TRANSDUR-Sufentanil, ELADUR, our ORADUR-based drug candidates other than Remoxy, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We and our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our ORADUR-based drug candidates other than Remoxy, or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. Our understanding is that Pain Therapeutics, King Pharmaceuticals and their outside technical advisors have been evaluating the FDA Complete Response Letter and there are plans to meet with the FDA in mid-2009, which should provide our collaborators with a more reliable context with which to make projections about Remoxy. We cannot at present, estimate when, if ever, the FDA will grant approval for the marketing of Remoxy.

•

POSIDUR—A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. Based on feedback from the FDA, in order to obtain a broad surgical use label for POSIDUR, we are planning to conduct one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. During 2009, we plan to conduct a thorough QTc study and complete a Phase IIb clinical study in approximately 60 shoulder surgery patients, and Nycomed is planning to conduct Phase IIb studies in hysterectomy patients and shoulder surgery patients. There can be no assurance that these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA.

•

TRANSDUR-Sufentanil Patch—In February 2009, Endo notified us that it was terminating the license agreement, and thereby returning to us Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo has committed to assist in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil. Endo recently successfully completed a Phase II program for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. In 2008, we conducted manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies, and developed our clinical and regulatory strategy for further development of this program. In September 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). Alpharma was acquired by King Pharmaceuticals in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on the program such that specific decisions can be made with respect to the clinical program. There can be no assurance that the ELADUR development program will be successfully transitioned to King or that King will be able to successful develop ELADUR to obtain marketing approval.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our pharmaceutical systems and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical systems and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our development products in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recent recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety data which may cause lengthy delays and increased costs to our programs. For example, Pain Therapeutics has announced that the FDA has indicated that additional non-clinical data will be required to support the approval of Remoxy.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. FDA is planning a public meeting on May 27 and 28, 2009 to allow for broader public input and participation. Through this process, FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into an agreement with Endo related to the development, promotion and distribution of TRANSDUR-Sufentanil in the United States and Canada, which agreement will terminate effective August 26, 2009. In addition, we have entered into agreements with Pain Therapeutics, Nycomed, Alpharma (acquired by King in December 2008) and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products incorporating specified opioids, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. They may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Endo with respect to TRANSDUR-Sufentanil (which will terminate effective August 26, 2009), Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, and Alpharma (acquired by King) with respect to ELADUR, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components including POSIDUR, TRANSDUR-Sufentanil, ELADUR, and other ORADUR-based drug candidates. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and additional ORADUR-based drug candidates. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical systems could materially harm our business in the future

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our pharmaceutical systems, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;

•	failure to obtain approvals for clinically intended uses of our pharmaceutical systems under development; or

•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our pharmaceutical systems.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2009, had an accumulated deficit of approximately $292.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our additional ORADUR-based drug candidates) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our additional ORADUR-opioids and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2009, we held 55 issued U.S. patents and 335 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 99 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 541 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days and less than one year at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based opioids, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza, Cadence Pharmaceuticals, Javelin Pharmaceuticals and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Endo, Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals, Nycomed, Alpharma (now owned by King)) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our additional ORADUR-based drug candidates or other pharmaceutical systems;

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

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits:

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: May 7, 2009

	By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal Accounting Officer

Date: May 7, 2009