Form 10-Q
period 2009-06-30
DURECT CORP
filed 2009-08-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of July 31, 2009, there were 82,199,859 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,024	$29,445
Short-term investments	24,507	20,836
Short-term restricted investments	372	624
Accounts receivable (net of allowances of $90 and $113, respectively)	2,336	4,055
Inventories	2,737	3,474
Prepaid expenses and other current assets	3,037	1,850

Total current assets	43,013	60,284
Property and equipment, net	4,955	5,971
Goodwill	6,399	6,399
Intangible assets, net	133	157
Long-term investments	6,528	1,362
Long-term restricted investments	428	425
Other long-term assets	368	276

Total assets	$61,824	$74,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846	$1,018
Accrued liabilities	4,135	5,204
Contract research liability	616	995
Deferred revenue, current portion	8,074	9,235
Other short-term liabilities	421	431

Total current liabilities	14,092	16,883
Deferred revenue, non-current portion	19,552	19,771
Other long-term liabilities	614	656
Commitments Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	327,261	321,067
Accumulated other comprehensive income	53	81
Accumulated deficit	(299,756)	(283,592)

Stockholders’ equity	27,566	37,564

Total liabilities and stockholders’ equity	$61,824	$74,874

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Collaborative research and development and other revenue	$2,606	$3,867	$6,351	$8,136
Product revenue, net	2,271	2,436	4,686	4,605

Total revenues	4,877	6,303	11,037	12,741

Operating expenses:
Cost of revenues (1)	837	982	1,661	1,804
Research and development (1)	7,866	9,898	17,769	19,532
Selling, general and administrative (1)	3,777	4,086	8,034	7,976

Total operating expenses	12,480	14,966	27,464	29,312

Loss from operations	(7,603)	(8,663)	(16,427)	(16,571)
Other income (expense):
Interest and other income	106	368	285	936
Interest and other expense	(11)	(304)	(22)	(759)

Net other income	95	64	263	177

Net loss	$(7,508)	$(8,599)	$(16,164)	$(16,394)

Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.20)	$(0.22)

Shares used in computing basic and diluted net loss per share	82,138	75,430	82,081	74,772

(1) Stock-based compensation related to the following:

Cost of revenues	$117	$31	$195	$66
Research and development	1,327	1,360	3,608	2,967
Selling, general and administrative	864	674	2,035	1,449

Total stock-based compensation	$2,308	$2,065	$5,838	$4,482

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(16,164)	$(16,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,508	1,342
Stock-based compensation	5,838	4,482
Inventory write-off	126	—
Changes in assets and liabilities:
Accounts receivable	1,719	542
Inventories	641	(675)
Prepaid expenses and other assets	(1,279)	185
Accounts payable	(172)	(1,085)
Accrued and other liabilities	(1,482)	1,235
Contract research liability	(379)	(1,268)
Interest payable on convertible notes	—	(62)
Deferred revenue	(1,380)	(2,579)

Total adjustments	5,140	2,117

Net cash used in operating activities	(11,024)	(14,277)

Cash flows from investing activities
Purchases of property and equipment	(85)	(649)
Purchase of intangible assets	—	(25)
Purchases of available-for-sale securities	(27,963)	(10,234)
Proceeds from maturities of available-for-sale securities	18,193	18,498
Proceeds from sales of available-for-sale securities	1,154	—

Net cash (used in) provided by investing activities	(8,701)	7,590

Cash flows from financing activities
Payments on equipment financing obligations	(21)	(19)
Net proceeds from issuances of common stock	325	562

Net cash provided by financing activities	304	543

Net decrease in cash and cash equivalents	(19,421)	(6,144)
Cash and cash equivalents, beginning of the period	29,445	37,589

Cash and cash equivalents, end of the period	$10,024	$31,445

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2009, the operating results for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The Company has evaluated subsequent events through the time of filing this Form 10-Q on August 4, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements. The balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$565	$765
Work in process	825	1,188
Finished goods	1,347	1,521

Total inventories	$2,737	$3,474

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$1,632	$—	$3,556	$—
Endo Pharmaceuticals, Inc. (Endo)(2)	—	836	985	1,634
Nycomed Danmark, APS (Nycomed)(3)	381	763	763	1,525
Pain Therapeutics, Inc. (Pain Therapeutics)	46	1,861	322	4,009
Others	547	407	725	968

Total collaborative research and development and other revenue	$2,606	$3,867	$6,351	$8,136

Notes:

(1)	Amounts related to amortization of upfront fees were $804,000 and $1.8 million for the three and six months ended June 30, 2009, respectively, compared to zero for each of the corresponding periods in 2008.
(2)	Amounts related to amortization of upfront fees were zero and $875,000 for the three and six months ended June 30, 2009, respectively, compared to $547,000 and $1.1 million for the corresponding periods in 2008. The Company’s agreement with Endo will terminate effective August 26, 2009.
(3)	Amounts related to amortization of upfront fees were $381,000 and $763,000 for the three and six months ended June 30, 2009, respectively, compared to $763,000 and $1.5 million for the corresponding periods in 2008. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by the Company are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursed by the Company are recorded as additional research and development expenses.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
POSIDUR (1)	$2,918	$2,491	$6,406	$4,346
ELADUR	694	2,324	2,177	4,386
Remoxy and other select ORADUR-based opioid drug candidates	476	1,618	934	3,489
Biologics Programs	415	1,396	1,072	2,308
TRANSDUR-Sufentanil	353	314	771	636
Others	3,010	1,755	6,409	4,367

Total research and development expenses (2)	$7,866	$9,898	$17,769	$19,532

(1)	In the three and six months ended June 30, 2009, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $855,000 and $2.0 million, respectively, compared to $904,000 and $1.7 million for the corresponding periods in 2008, which were accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of the Company’s agreement with Nycomed were $1.1 million and $2.1 million, respectively, compared to $784,000 and $1.1 million for the corresponding periods in 2008, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements for more details about the Company’s agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.3 million and $3.6 million for the three and six months ended June 30, 2009, compared to $1.4 million and $3.0 million for the corresponding periods in 2008.

Comprehensive Loss

Components of other comprehensive income (loss) comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(7,508)	$(8,599)	$(16,164)	$(16,394)
Net change in unrealized gain on available-for-sale investments, net of tax	47	(84)	(28)	(27)

Comprehensive loss	$(7,461)	$(8,683)	$(16,192)	$(16,421)

Accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 is entirely comprised of net unrealized gains, net of taxes.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Outstanding common stock equivalents not included in diluted net loss per share because their effect would be anti-dilutive
Options to purchase common stock	16,361	15,693	16,323	15,932
Convertible notes	—	6,281	—	6,887
Warrants	1	1	1	1

Total	16,362	21,975	16,324	22,820

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the single source for all authoritative GAAP recognized by the FASB. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). This standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company began applying the provisions of SFAS No.165 in the second quarter of 2009 and its adoption did not impact the Company’s financial statements, other than the disclosures required by SFAS No. 165. See Note 1 for additional disclosures pursuant to SFAS No. 165.

In April 2009, the FASB issued three Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair

Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted these FSPs in the second quarter of 2009 and its adoption did not have any impact on the Company’s financial statements.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in part or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 did not have an impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, on January 1, 2008, the Company adopted provisions of SFAS 157 with respect to its financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of FSP 157-2 for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption of FSP 157-2 did not have an impact on the Company’s financial statements.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have an impact on the Company’s financial statements.

Note 2. Strategic Agreements

Agreement with Alpharma (acquired by King)

In September 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. As a result of the acquisition of Alpharma by King in December 2008, King has assumed all the rights and obligations of Alpharma under the agreement.

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

For the three and six months ended June 30, 2009, the Company recognized $804,000 and $1.8 million as collaborative research and development revenue from the amortization of the $20.0 million upfront fee received, and $458,000 and $1.4 million as collaborative research and development revenue from research expenses that are qualified for reimbursement by Alpharma. The Company’s estimate of the remaining term of our continuing involvement was adjusted in the second quarter of 2009 as a result of an updated development plan provided by King for ELADUR. Total collaborative research and development revenue recognized under this arrangement was $1.3 million and $3.2 million for the three and six months ended June 30, 2009. No amounts were recorded in the three and six months ended June 30, 2008 as the agreement with Alpharma was executed in the third quarter of 2008 and became effective in the fourth quarter of 2008. The cumulative aggregate payments received by the Company as of June 30, 2009 were $23.9 million under this agreement.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit from the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to EITF 07-1, Accounting for Collaborative Arrangements. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. Research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $855,000 and $2.0 million in the three and six months ended June 30, 2009, respectively, compared to $904,000 and $1.7 million for the corresponding periods in 2008, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of its agreement with Nycomed were $1.1 million and $2.1 million in the three and six months ended June 30, 2009, respectively, compared to $784,000 and $1.1 million for the corresponding periods in 2008, which are accounted for as additional research and development expenses. Both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $381,000 and $763,000 for the three and six months ended June 30, 2009, compared to $763,000 and $1.5 million for the corresponding periods in 2008, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe. The cumulative aggregate payments received by the Company from Nycomed as of June 30, 2009 were $33.0 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $4.7 million as of June 30, 2009.

Agreement with Endo Pharmaceuticals

On March 10, 2005, the Company entered into a license agreement with Endo under which the Company granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. The Company received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified the Company that it was terminating the license agreement with the Company, and thereby returning to the Company Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has been assisting in an orderly and rapid transition of this program back to DURECT.

The $10.0 million upfront fee was recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement had been estimated based on the product development plan pursuant to the agreement. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by the Company in February 2009.

The Company recognized zero and $875,000 respectively as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for the three and six months ended June 30, 2009, compared to $547,000 and $1.1 million for the corresponding periods in 2008, respectively. The $10.0 million upfront fee from Endo has been fully amortized as of June 30, 2009. Total collaborative research and development revenue recognized under this arrangement was zero and $985,000 for the three and six months ended June 30, 2009, compared to $836,000 and $1.6 million for the corresponding periods in 2008, respectively. The cumulative aggregate payments received by the Company as of June 30, 2009 were $21.5 million under this agreement.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, the Company is eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development. As of June 30, 2009, the Company has received $1.7 million in milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $46,000 and $322,000 for the three and six months ended June 30, 2009, compared to $1.9 million and $4.0 million for the corresponding periods in 2008, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2009 were $31.1 million under this agreement.

During 2008, the Company began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 and the first quarter of 2009, the Company made shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. The Company deferred recognizing zero and $1.7 million of product revenue for the three and six months ended June 30, 2009 related to its shipments to King of key components that are included in Remoxy pending the execution of a final supply agreement with King. The cumulative aggregate deferred revenue related to these key components as of June 30, 2009 was $3.0 million.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company shall continue to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with the Company in the Company’s performance of those activities including the obligation to pay the Company with respect to all Remoxy related costs incurred by the Company.

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

In September 2008, the Company and EpiCept entered into an amendment to the license agreement. Under the amendment, among other changes, the scope of the license was broadened from the treatment of back pain to all uses covered by the EpiCept intellectual property including myofascial pain and muscle tension pain, and the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license. In consideration of this amendment, the Company made a one-time payment of $2.25 million to EpiCept in full satisfaction of all future payment obligations to EpiCept under the license agreement. The Company recorded the payment of $2.25 million as a research and development expense in the third quarter of 2008 since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses. No expenses under this agreement have been recorded for the three and six months ended June 30, 2009 and the corresponding periods in 2008.

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

Note 3. Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

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

The financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$—	$5,437	$—	$5,437
Certificates of deposit	—	428	—	428
Commercial paper	—	12,358	—	12,358
Corporate debts	—	5,695	—	5,695
U.S. Government agencies	—	15,954	—	15,954

Total	$—	$39,872	$—	$39,872

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however, we believe the potential differences in the estimate of fair value for the Company’s available-for-sale securities are immaterial.

The following is a summary of available-for-sale securities (in thousands):

	June 30, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,437	$—	$—	$5,437
Certificates of deposit	428	—	—	428
Commercial paper	12,356	5	(3)	12,358
Corporate debts	5,672	23	—	5,695
U.S. Government agencies	15,926	29	(1)	15,954

	$39,819	$57	$(4)	$39,872

Reported as:
Cash and cash equivalents	$8,036	$1	$—	$8,037
Short-term investments	24,472	39	(4)	24,507
Short-term restricted investments	372	—	—	372
Long-term investments	6,511	17	—	6,528
Long-term restricted investments	428	—	—	428

	$39,819	$57	$(4)	$39,872

	December 31, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$22,092	$—	$—	$22,092
Certificates of deposit	425	—	—	425
Commercial paper	8,705	11	—	8,716
Corporate debts	6,363	31	(16)	6,378
U.S. Government agencies	12,471	55	—	12,526

	$50,056	$97	$(16)	$50,137

Reported as:
Cash and cash equivalents	$26,884	$6	$—	$26,890
Short-term investments	20,745	91	—	20,836
Short-term restricted investments	624	—	—	624
Long-term investments	1,378	—	(16)	1,362
Long-term restricted investments	425	—	—	425

	$50,056	$97	$(16)	$50,137

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2009, by contractual maturity (in thousands):

	2009
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$33,308	$33,344
Mature after one year through five years	6,511	6,528

	$39,819	$39,872

During the three and six months ended June 30, 2009 and 2008, realized gains or losses recognized on the sale of investments were not material.

The following is a summary of unrealized losses for available-for-sale securities at June 30, 2009 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$4,567	$(3)
U.S. Government agencies	3,263	(1)

	$7,830	$(4)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2008 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Corporate debts	$2,361	$(16)

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2009 and December 31, 2008.

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

Note 4. Stock-Based Compensation

As of June 30, 2009, the Company has five stock-based employee compensation plans, which have not changed in 2008 or 2009. The employee stock-based compensation cost that has been included in the statements of operations was $2.3 million and $5.8 million for the three and six months ended June 30, 2009, compared to $2.1 million and $4.5 million for the corresponding periods in 2008, respectively.

As of June 30, 2009 and December 31, 2008, $88,000 and $87,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options
Risk-free rate	2.36-2.87%	3.19-3.55%	1.98-2.87%	2.67-3.55%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	6	6
Volatility	85-87%	82-83%	84-87%	81-83%

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan
Risk-free rate	0.31-3.95%	1.73-3.95%	0.31-3.95%	1.73-3.95%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	51-150%	51-61%	51-150%	51-61%

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

As of June 30, 2009, the Company had 126 employees, including 75 in research and development, 22 in manufacturing and 29 in selling, general and administrative.

Note 6. Accrued Asset Retirement Obligation

In accordance with SFAS No. 143 Accounting for Asset Retirement Obligations, the Company recorded $383,000 in the three months ended June 30, 2009 as a liability on its balance sheet for an asset retirement obligation associated with the estimated restoration cost recorded for one of its buildings whose lease recently expired. The charge to record these costs was classified as research and development expense and general and administration expense of $285,000 and $98,000, respectively, in the Company’s statements of operations for the three months ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the progress of our third-party collaborations, including estimated milestones;

•	the progress and results of our research and development programs;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of the FDA and other government regulation on our business;

•	uncertainties associated with obtaining, maintaining and protecting patents and other intellectual property rights;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas; and

•	future performance, sufficiency of our cash resources, anticipated capital requirements and our need for additional financing.

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

In the first quarter of 2009, we received detailed feedback from the FDA on our proposed Phase III program. We are pursuing a target label for POSIDUR that would allow POSIDUR to be used for a broad range of surgeries. Based on FDA feedback, we anticipate conducting one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. We currently expect that the total number of patient exposures that we will submit to the FDA in an NDA will be approximately 700-800. Under our current development program, over 300 human subjects have been exposed to POSIDUR. Assuming the program progresses as we expect, we anticipate that the Phase III program should take approximately two years from initiation to NDA filing. Our major on-going clinical activities for POSIDUR are as follows:

•	We are conducting an approximately 60 patient Phase IIb clinical study in shoulder surgery and expect to have data from that study in 2009.

•

Nycomed is conducting a Phase IIb study in hysterectomy patients and a Phase IIb study in shoulder surgery patients. Those studies will be conducted in a different manner than U.S. studies and will be suitable for European regulatory approval purposes. We anticipate that these studies will provide data from an additional surgical model (hysterectomy) and will add to our safety database.

Remoxy® and other ORADUR-based opioid products licensed to Pain Therapeutics

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

        In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA. The NDA was submitted to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals, the commercialization partner of Pain Therapeutics for Remoxy, assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. Since that time, we continued to perform development activities in support of the Remoxy NDA filing in accordance with the terms and conditions of the Development and License Agreement between us and Pain Therapeutics but with King substituted in lieu of Pain Therapeutics with respect to our performance of those activities. On July 2, 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clear path forward to resubmit the REMOXY NDA and to address all FDA comments in the Complete Response Letter. According to the King

Pharmaceuticals / Pain Therapeutics press release dated July 7, 2009, King now anticipates the resubmission of the NDA could occur mid-year 2010. King has stated that it remains committed to the development and commercialization of REMOXY and looks forward to working closely with the FDA toward approval of the product.

During 2008, we began to manufacture commercial lots of certain key components that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 and the first quarter of 2009 we made shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. Revenue attributable to these key components aggregating $1.7 million and cost of goods sold aggregating $1.5 million in the six months ended June 30, 2009 has been deferred pending the execution of a final supply agreement with King Pharmaceuticals. The cumulative aggregate deferred revenue attributable to the shipment to King of these key components was $3.0 million, and the cumulative aggregate deferred cost of goods sold was $2.0 million as of June 30, 2009.

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

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified us that it was terminating the license agreement, and thereby returning to us Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009. Endo has been assisting in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil.

In 2008, Endo successfully completed a Phase II trial for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. This Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. We are now in active discussions with multiple parties regarding licensing of the program.

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

In September 2008, we entered into a development and license agreement with Alpharma granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 after clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million in October 2008. Alpharma was acquired by King in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on details associated with next steps in the clinical program, which King expects to initiate this year.

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

Reduction in force

        In March 2009, we reduced the size of our California workforce by 41 employees or approximately 24% of our headcount. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives for the year. We substantially completed this headcount reduction during the first quarter of 2009, and incurred approximately $443,000 in severance costs for the impacted employees, of which approximately $16,000 was paid in the first quarter of 2009. Accrued severance costs were approximately $427,000 as of March 31, 2009, all of which were paid in April 2009.

Operating results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2009, we had an accumulated deficit of $299.8 million and our net losses were $7.5 million and $16.2 million for the three and six months ended June 30, 2009. Our net losses were $43.9 million, $24.3 million and $33.3 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation costs related to research and development personnel under SFAS 123(R). We expect selling, general and administrative expenses to remain comparable in the near future . We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Accrued Liabilities and Contract Research Liabilities

We incur significant costs associated with third party consultants and organizations for pre-clinical studies, clinical trials, contract manufacturing, validation, testing, and other research and development-related services. We are required to estimate periodically the cost of services rendered but unbilled based on management’s estimates of the project status. If these good faith estimates are inaccurate, actual expenses incurred could materially differ from our estimates.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the single source for all authoritative GAAP recognized by the FASB. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). This standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company began applying the provisions of SFAS No.165 in the second quarter of 2009 and its adoption did not impact the Company’s financial statements, other than the disclosures required by SFAS No. 165. See Note 1 for additional disclosures pursuant to SFAS No. 165.

In April 2009, the FASB issued three Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. We adopted these FSPs in the second quarter of 2009 and our adoption did not have any impact on our financial statements.

In May 2008, the FASB issued Staff Position No APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in part or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 did not have an impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, on January 1, 2008, we adopted provisions of SFAS 157 with respect to its financial assets and liabilities. On January 1, 2009, we adopted the provisions of FSP 157-2 for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. These include goodwill and other non-amortizable intangible assets. The adoption of FSP 157-2 did not have an impact on our financial statements.

In December 2007, the Emerging Issues Task Force of the FASB issued a consensus on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of EITF 07-1 did not have an impact on our financial statements.

Results of Operations

Three and six months ended June 30, 2009 and 2008

Revenues. Net revenues were $4.9 million and $11.0 million for the three and six months ended June 30, 2009, compared to $6.3 million and $12.7 million for the corresponding periods in 2008, respectively. The decrease in total revenues in the three and six months ended June 30, 2009 is primarily attributable to lower collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Endo and Nycomed, partially offset by higher collaborative research and development revenue from King.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $2.6 million and $6.4 million of collaborative research and development revenue for the three and six months ended June 30, 2009 compared to $3.9 million and $8.1 million for the corresponding periods in 2008. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The decrease in collaborative research and development revenue in the three months ended June 30, 2009 was primarily attributable to lower revenue recognized in connection with our agreement for Remoxy and other ORADUR-based opioid drug candidates (collaboration with Pain Therapeutics), our agreement for TRANSDUR-Sufentanil (collaboration with Endo) and amortization of the upfront payment for POSIDUR (collaboration with Nycomed), partially offset by higher collaborative research and development revenue recognized in connection with our agreement for ELADUR (collaboration with King) and from certain feasibility agreements compared with the same period in 2008. The decrease in collaborative research and development revenue in the six months ended June 30, 2009 was primarily attributable to lower revenue recognized in connection with our agreement with Pain Therapeutics for Remoxy and other ORADUR-based opioid drug candidates, lower revenue and the end of the amortization of an up-front payment from Endo for our agreement for TRANSDUR-Sufentanil, reduced amortization of the upfront payment for POSIDUR, and lower revenue from certain feasibility agreements, partially offset by higher collaborative research and development revenue recognized in connection with our agreement for ELADUR compared with the same period in 2008.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee was recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three and six months ended June 30, 2009, we recognized zero and $875,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to $547,000 and $1.1 million for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009. The $10.0 million upfront fee from Endo has been fully amortized as of June 30, 2009.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. For the three and six months ended June 30, 2009, we recognized $381,000 and $763,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to $763,000 and $1.5 million for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. For the three and six months ended June 30, 2009, we recognized $804,000 and $1.8 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to zero for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$1,632	$—	$3,556	$—
Endo Pharmaceuticals, Inc. (Endo)(2)	—	836	985	1,634
Nycomed Danmark, APS (Nycomed)(3)	381	763	763	1,525
Pain Therapeutics, Inc. (Pain Therapeutics)	46	1,861	322	4,009
Others	547	407	725	968

Total collaborative research and development and other revenue	$2,606	$3,867	$6,351	$8,136

Notes:

(1)	Amounts related to amortization of upfront fees were $804,000 and $1.8 million for the three and six months ended June 30, 2009, respectively, compared to zero for each of the corresponding periods in 2008.
(2)	Amounts related to amortization of upfront fees were zero and $875,000 for the three and six months ended June 30, 2009, respectively, compared to $547,000 and $1.1 million for the corresponding period in 2008. Our agreement with Endo will terminate effective August 26, 2009.
(3)	Amounts related to amortization of upfront fees were $381,000 and $763,000 for the three and six months ended June 30, 2009, respectively, compared to $763,000 and $1.5 million for the corresponding periods in 2008. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Revenues from service contracts revenues were $30,000 in the three and six months ended June 30, 2009, compared to $17,000 and $49,000 for the corresponding periods in 2008. Service contract revenues recognized were related to certain polymer related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, and to a lesser extent our LACTEL biodegradable polymer product line. Net product revenues were $2.3 million and $4.7 million in the three and six months ended June 30, 2009, respectively, compared to $2.4 million and $4.6 million for the corresponding periods in 2008. The decrease in the three months ended June 30, 2009 were primarily due to lower product revenue from our ALZET mini pump product line as a result of lower units sold, partially offset by higher product revenue from our LACTEL polymer product line as a result of higher units sold. The increase in the six months ended June 30, 2009 were primarily due to higher product revenue from our LACTEL polymer product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold.

We deferred recognizing zero and $1.7 million of product revenue for the three and six months ended June 30, 2009 related to our shipments to King of key components that are included in Remoxy pending the execution of a final supply agreement with King. The cumulative aggregate deferred revenue related to these key components as of June 30, 2009 was $3.0 million.

Cost of revenues. Cost of revenues was $837,000 and $1.7 million for the three and six months ended June 30, 2009, respectively, compared to $982,000 and $1.8 million for the corresponding periods in 2008. The decrease in the cost of product revenue in the three and six months ended June 30, 2009 was primarily the result of lower units sold from our ALZET mini pump product line and improved manufacturing efficiency from our LACTEL polymer product line. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Cost of service contract revenue was $1,000 for the three and six months ended June 30, 2009, respectively, compared to $4,000 and $19,000 for the corresponding periods in 2008. Stock based compensation expense recognized under SFAS 123(R) related to cost of revenues was $117,000 and $195,000 for the three and six months ended June 30, 2009, respectively, compared to $31,000 and $66,000 for the corresponding periods in 2008.

We deferred recognizing zero and $1.5 million of cost of goods sold related to our shipments to King of key components that are included in Remoxy for the three and six months ended June 30, 2009 pending the execution of a final supply agreement with King. The cumulative aggregate deferred cost of goods sold related to these key components was $2.0 million as of June 30, 2009.

As of June 30, 2009 and 2008, we had 22 and 32 manufacturing employees, respectively. The decrease in 2009 was due to the lower number of employees involved in commercial manufacturing of certain excipients that are components of Remoxy.

Research and Development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.9 million and $17.8 million for the three and six months ended June 30, 2009, respectively, compared to $9.9 million and $19.5 million for the corresponding periods in 2008. Excluding the impact of stock-based compensation expenses, research and development expenses decreased by $2.0 million and $2.4 million in the three and six months ended June 30, 2009 compared to the corresponding periods in 2008. The decreases in the three and six months ended June 30, 2009 were primarily attributable to lower development costs associated with ELADUR, Remoxy and other select ORADUR-based opioid drug candidates and our biologics programs, partially offset by higher development costs associated with POSIDUR and other research programs compared to the corresponding periods in 2008 as more fully discussed below. Stock-based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.3 million and $3.6 million for the three and six months ended June 30, 2009, respectively, compared to $1.4 million and $3.0 million for the corresponding periods in 2008.

POSIDUR

Our research and development expenses for POSIDUR increased to $2.9 million and $6.4 million in the three and six months ended June 30, 2009 from $2.5 million and $4.3 million in the corresponding periods in 2008 due to higher costs associated with clinical trial expenses and contract manufacturing development activities. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $855,000 and $2.0 million in the three and six months ended June 30, 2009, respectively, compared to $904,000 and $1.7 million for the corresponding periods in 2008, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.1 million and $2.1 million in the three and six months ended June 30, 2009, respectively, compared to $784,000 and $1.1 million for the corresponding periods in 2008, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were increased by $291,000 and $124,000 in the three and six months ended June 30, 2009, respectively, compared to a reduction of $120,000 and $590,000 for the corresponding periods in 2008. The net increase or reduction in research and development expenses represents a net reimbursement from or a net payment to Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $694,000 and $2.2 million in the three and six months ended June 30, 2009 from $2.3 million and $4.4 million in the corresponding periods in 2008. The decreases in 2009 were primarily due to lower employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional clinical supplies for this product candidate.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $476,000 and $934,000 in the three and six months ended June 30, 2009 from $1.6 million and $3.5 million in the correspoding periods in 2008. The decreases were primarily due to decreased support activities for Remoxy after the filing of the Remoxy NDA as well as decreased formulation and clinical manufacturing activities for other select ORADUR-based opioid drug candidates in 2009.

Biologics Programs

Our research and development expenses for biologics programs decreased to $415,000 and $1.1 million in the three and six months ended June 30, 2009 from $1.4 million and $2.3 million in the corresponding periods in 2008. The decreases were primarily due to lower external costs and employee related costs in support of these programs in 2009.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil increased to $353,000 and $771,000 in the three and six months ended June 30, 2009 from $314,000 and $636,000 for the corresponding periods in 2008. The increases were primarily due to increased activities associated with transferring the program back to DURECT from Endo in 2009.

Other DURECT Research Programs

Our research and development expenses for all other programs increased to $3.0 million and $6.4 million in the three and six months ended June 30, 2009 from $1.8 million and $4.4 million in the corresponding periods in 2008. The increases were primarily due to higher employee related costs and increased formulation and other development activities for these programs in 2009.

As of June 30, 2009, we had 75 research and development employees compared with 109 as of the corresponding date in 2008 largely as a result of the reduction in force in March 2009. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
POSIDUR (1)	$2,918	$2,491	$6,406	$4,346
ELADUR	694	2,324	2,177	4,386
Remoxy and other select ORADUR-based opioid drug candidates	476	1,618	934	3,489
Biologics Programs	415	1,396	1,072	2,308
TRANSDUR-Sufentanil	353	314	771	636
Others	3,010	1,755	6,409	4,367

Total research and development expenses (2)	$7,866	$9,898	$17,769	$19,532

(1)	In the three and six months ended June 30, 2009, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $855,000 and $2.0 million, respectively, compared to $904,000 and $1.7 million for the corresponding periods in 2008, which were accounted for as a reduction of research and development expenses. In the three and six months ended June 30, 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.1 million and $2.1 million, respectively, compared to $784,000 and $1.1 million for the corresponding periods in 2008, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements for more details about the Company’s agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.3 million and $3.6 million for the three and six months ended June 30, 2009, compared to $1.4 million and $3.0 million for the corresponding periods in 2008.

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

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.8 million and $8.0 million for the three and six months ended June 30, 2009, respectively, compared to $4.1 million and $8.0 million for the corresponding periods in 2008. Excluding the impact of stock-based compensation expenses, selling, general and administrative expenses decreased by $499,000 and $528,000 in the three and six months ended June 30, 2009 compared to the corresponding periods in 2008 primarily due to lower employee and patent expenses incurred in the three and six months ended June 30, 2009. Stock-based compensation expense recognized under SFAS 123(R) related to selling, general and administrative personnel was $864,000 and $2.0 million for the three and six months ended June 30, 2009, compared to $674,000 and $1.4 million for the corresponding periods in 2008.

As of June 30, 2009, we had 29 selling, general and administrative personnel compared with 38 as of the corresponding date in 2008 largely as a result of the reduction in force in March 2009. We expect selling, general and administrative expenses to remain comparable in the near future.

Other Income (Expense). Interest and other income was $106,000 and $285,000 for the three and six months ended June 30, 2009, respectively, compared to $368,000 and $936,000 for the corresponding periods in 2008. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three and six months ended June 30, 2009 compared to the corresponding periods in 2008.

Interest and other expense was $11,000 and $22,000 for the three and six months ended June 30, 2009, respectively, compared to $304,000 and $759,000 for the corresponding periods in 2008. The decreases in interest expense in the three and six months ended June 30, 2009 compared with the same periods of 2008 was primarily due to the conversion of $23.6 million in aggregate principal amount of convertible notes in the second quarter of 2008.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $41.9 million at June 30, 2009 compared to $52.7 million at December 31, 2008. These balances include $800,000 and $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2009 and December 31, 2008, respectively. The decrease in cash, cash equivalents and investments during the six months ended June 30, 2009 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $28.9 million and $43.4 million at June 30, 2009 and December 31, 2008, respectively. The decrease in working capital was primarily attributable to an increase in our operating expenditures in the six months ended June 30, 2009.

We used $11.0 million of cash in operating activities for the six months ended June 30, 2009 compared to $14.3 million for the corresponding period in 2008. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the increases in accounts receivable from our third party collaborators and inventory for the six months ended June 30, 2009, partially offset by decreases in prepaid expenses, accrued liabilities and contract research liability compared to the corresponding period in 2008.

We used $8.7 million of cash for investing activities for the six months ended June 30, 2009 compared to $7.6 million received for the corresponding period in 2008. The increase in cash used in investing activities was primarily due to an increase in net purchases of short-term and long-term investments for the six months ended June 30, 2009 compared to the corresponding period in 2008.

We received $304,000 of cash from financing activities for the six months ended June 30, 2009 compared to $543,000 for the corresponding period in 2008. The decrease was primarily due to lower proceeds from exercises of stock options and purchases from our employee stock purchase plan in the six months ended June 30, 2009 compared to the corresponding period in 2008.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes and received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were all converted to our common stock between the third quarter of 2005 and the second quarter of 2008. As of June 30, 2009, the remaining principal balance of our convertible subordinated notes was zero.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments on the SBS Bonds are due semi-annually and principal payments are due annually. Principal payments on the SBS Bonds increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully paid in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT and the SBS bonds were assigned to DURECT with the terms unchanged. At June 30, 2009, the remaining principal balance of the bonds was $240,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities, and service our debt obligations.

During the three months ended June 30, 2009, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of June 30, 2009, approximately 82% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 20% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2009 by year of maturity (dollars in thousands):

	2009	2010	2011	Total
Cash equivalents:
Fixed rate	$2,600	$—	$—	$2,600
Average fixed rate	0.77%	—	—	0.77%
Variable rate	$5,437	$—	$—	$5,437
Average variable rate	0.33%	—	—	0.33%
Short-term investments:
Fixed rate	$17,696	$6,811	$—	$24,507
Average fixed rate	1.01%	1.06%	—	1.02%
Long-term investments:
Fixed rate	$—	$6,528	$—	$6,528
Average fixed rate	—	1.23%	—	1.23%
Restricted investments:
Fixed rate	$800	$—	$—	$800
Average fixed rate	1.02%	—	—	1.02%

Total investment securities	$26,533	$13,339	$—	$39,872

Average rate	0.93%	1.14%	—	0.99%

ITEM 4.	Controls and Procedures

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

•

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. In July 2009, King had a meeting with the FDA regarding the Complete Response Letter for Remoxy. According to King and Pain Therapeutics, the outcome of the meeting with the FDA provided King with a clear path forward to resubmit the

REMOXY NDA and to address all FDA comments in the Complete Response Letter. According to the King/Pain Therapeutics press release, King now anticipates the resubmission of the NDA could occur mid-year 2010. There can be no assurance that any resubmission of the NDA by King will be timely or sufficient to gain approval of Remoxy.

•

POSIDUR—A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. Based on feedback from the FDA, in order to obtain a broad surgical use label for POSIDUR, we are planning to conduct one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. During 2009, we are conducting a Phase IIb clinical study in approximately 60 shoulder surgery patients, and Nycomed is conducting Phase IIb studies in hysterectomy patients and shoulder surgery patients. There can be no assurance that these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA.

•

TRANSDUR-Sufentanil Patch—In February 2009, Endo notified us that it was terminating the license agreement, and thereby returning to us Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. Endo has been assisting in an orderly and rapid transition of this program back to DURECT. Effective August 26, 2009, we will hold worldwide commercialization rights for TRANSDUR-Sufentanil. Endo recently successfully completed a Phase II program for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. In 2008, we conducted manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies, and developed our clinical and regulatory strategy for further development of this program. In September 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). Alpharma was acquired by King Pharmaceuticals in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on details associated with next steps in the clinical program, which King expects to initiate this year. There can be no assurance that King will be able to successfully develop ELADUR to obtain marketing approval.

We are currently in the clinical, preclinical or research stages with respect to all our other pharmaceutical systems under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our pharmaceutical systems. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield the data required for regulatory approval. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. This additional data could delay commercialization of Remoxy and harm our business and financial condition.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our pharmaceutical systems and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical systems and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our products in development in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recent recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety data which may cause lengthy delays and increased costs to our programs.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held a public meeting on May 27 and 28, 2009 to allow for broader public input and participation. Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, and Alpharma (acquired by King) with respect to ELADUR, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

If any of our collaborative agreements are terminated, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our near-term revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to clinical trial developments, regulatory approvals or sales accomplishments. To the extent third-party collaborators do not achieve such milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2009, had an accumulated deficit of approximately $299.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 31, 2009, we held 57 issued U.S. patents and 337 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 93 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 536 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. The recent decisions of the U.S. Supreme Court (e.g., KSR v. Telefex, EBay v. MercExchange) and other courts (e.g., In re Seagate) with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, bills are pending before the U.S. Congress that may fundamentally change the patent laws of the U.S. on issues ranging from priority entitlement, filing and prosecution matters to enforcement and damages. These changes and proposed reforms have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008, which impacted our financial statements. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2008 and determined that goodwill was not impaired as of December 31, 2008. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities beyond one year from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sublicensee King Pharmaceuticals, Nycomed, Alpharma (now owned by King)) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

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

On June 24, 2009, the Annual Meeting of Stockholders of DURECT Corporation was held at our offices in Cupertino, California.

An election of Class III directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2012:

James E. Brown	(72,810,895 votes for, 580,835 votes withheld)
Michael D. Casey	(71,348,996 votes for, 2,042,434 votes withheld)
Armand P. Neukermans	(72,158,463 votes for, 1,232,967 votes withheld)

Our board is composed of the elected Class III directors and the following continuing directors:

Simon X. Benito
Terrence F. Blaschke
David R. Hoffmann
Jon S. Saxe
Felix Theeuwes

The other matter voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to such matter was as follows:

•

Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 (72,866,446 votes in favor, 342,008 votes opposed, 182,976 votes abstaining and 0 non-votes).

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

Date: August 4, 2009

	By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal Accounting Officer

Date: August 4, 2009