Form 10-Q
period 2009-09-30
DURECT CORP
filed 2009-11-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of October 30, 2009, there were 86,748,668 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,933	$29,445
Short-term investments	27,483	20,836
Short-term restricted investments	372	624
Accounts receivable (net of allowances of $98 and $113 at September 30, 2009 and December 31, 2008, respectively)	2,947	4,055
Inventories	2,882	3,474
Prepaid expenses and other current assets	1,020	1,850

Total current assets	52,637	60,284
Property and equipment (net of accumulated depreciation of $19,329 and $17,733 at September 30, 2009 and December 31, 2008, respectively)	4,516	5,971
Goodwill	6,399	6,399
Intangible assets, net	121	157
Long-term investments	1,000	1,362
Long-term restricted investments	431	425
Other long-term assets	360	276

Total assets	$65,464	$74,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$498	$1,018
Accrued liabilities	5,271	5,204
Contract research liability	797	995
Deferred revenue, current portion	5,073	9,235
Other short-term liabilities	435	431

Total current liabilities	12,074	16,883
Deferred revenue, non-current portion	18,366	19,771
Other long-term liabilities	561	656
Commitments
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	339,712	321,067
Accumulated other comprehensive income	34	81
Accumulated deficit	(305,291)	(283,592)

Stockholders’ equity	34,463	37,564

Total liabilities and stockholders’ equity	$65,464	$74,874

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Collaborative research and development and other revenue	$3,027	$4,341	$9,378	$12,477
Product revenue, net	5,351	2,293	10,037	6,898

Total revenues	8,378	6,634	19,415	19,375

Operating expenses:
Cost of revenues (1)	2,834	870	4,495	2,674
Research and development (1)	7,598	11,423	25,367	30,955
Selling, general and administrative (1)	3,554	3,837	11,588	11,813

Total operating expenses	13,986	16,130	41,450	45,442

Loss from operations	(5,608)	(9,496)	(22,035)	(26,067)
Other income (expense):
Interest and other income	82	349	367	1,285
Interest and other expense	(9)	(14)	(31)	(773)

Net other income	73	335	336	512

Net loss	$(5,535)	$(9,161)	$(21,699)	$(25,555)

Net loss per share, basic and diluted	$(0.07)	$(0.11)	$(0.26)	$(0.33)

Shares used in computing basic and diluted net loss per share	82,781	81,779	82,317	77,124

(1) Stock-based compensation related to the following:

Cost of revenues	$91	$44	$286	$110
Research and development	1,665	1,300	5,273	4,267
Selling, general and administrative	785	619	2,820	2,068

Total stock-based compensation	$2,541	$1,963	$8,379	$6,445

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(21,699)	$(25,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015	2,008
Stock-based compensation	8,379	6,445
Inventory write-off	292	—
Changes in assets and liabilities:
Accounts receivable	1,108	(151)
Inventories	339	(867)
Prepaid expenses and other assets	746	524
Accounts payable	(520)	(1,080)
Accrued and other liabilities	(375)	610
Contract research liability	(198)	(1,075)
Interest payable on convertible notes	—	(62)
Deferred revenue	(5,567)	(3,623)

Total adjustments	6,219	2,729

Net cash used in operating activities	(15,480)	(22,826)

Cash flows from investing activities
Purchases of property and equipment	(141)	(799)
Purchase of intangible assets	—	(25)
Purchases of available-for-sale securities	(33,569)	(12,256)
Proceeds from maturities of available-for-sale securities	26,329	20,698
Proceeds from sales of available-for-sale securities	1,154	—

Net cash (used in) provided by investing activities	(6,227)	7,618

Cash flows from financing activities
Payments on equipment financing obligations	(32)	(28)
Net proceeds from issuances of common stock associated with stock options and employee stock purchase plans	353	732
Net proceeds from issuance of common stock associated with a financing	9,874	—

Net cash provided by financing activities	10,195	704

Net decrease in cash and cash equivalents	(11,512)	(14,504)
Cash and cash equivalents, beginning of the period	29,445	37,589

Cash and cash equivalents, end of the period	$17,933	$23,085

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies based on its proprietary drug formulations and delivery platform technologies. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2009, the operating results for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The Company has evaluated subsequent events through the time of filing this Form 10-Q on November 2, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements. The balance sheet as of December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$583	$765
Work in process	725	1,188
Finished goods	1,574	1,521

Total inventories	$2,882	$3,474

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Accounting Standards Codification (ASC) 605, Revenue Recognition. Multiple element agreements entered into are evaluated under the provisions of ASC 605-25. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to ASC 808-10, Collaborative Arrangements, for joint control and funding development activities, the Company will not recognize revenue from the reimbursement of the research and development expenses but instead those reimbursements receivable from the joint venture party will be recorded as a reduction in research and development expense.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$1,623	$—	$5,179	$—
Nycomed Danmark, APS (Nycomed)(2)	381	763	1,144	2,288
Pain Therapeutics, Inc. (Pain Therapeutics)	4	2,307	326	6,315
Endo Pharmaceuticals, Inc. (Endo)(3)	—	926	985	2,560
Others	1,019	345	1,744	1,314

Total collaborative research and development and other revenue	$3,027	$4,341	$9,378	$12,477

Notes:

(1)	Amounts related to amortization of upfront fees were $804,000 and $2.6 million for the three and nine months ended September 30, 2009, respectively, compared to zero for each of the corresponding periods in 2008.
(2)	Amounts related to amortization of upfront fees were $381,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to $763,000 and $2.3 million for the corresponding periods in 2008. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.
(3)	Amounts related to amortization of upfront fees were zero and $875,000 for the three and nine months ended September 30, 2009, respectively, compared to $547,000 and $1.6 million for the corresponding periods in 2008. The Company’s agreement with Endo terminated effective August 26, 2009.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
POSIDUR (1)	$2,878	$1,977	$9,284	$6,323
ELADUR	661	4,636	2,838	9,022
ORADUR-ADHD	432	250	1,617	250
Remoxy and other select ORADUR-based opioid drug candidates	388	1,300	1,322	4,789
TRANSDUR-Sufentanil	382	471	1,153	1,107
Biologics Programs	233	1,402	1,305	3,710
Others	2,624	1,387	7,848	5,754

Total research and development expenses (2)	$7,598	$11,423	$25,367	$30,955

(1)	In the three and nine months ended September 30, 2009, research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $975,000 and $2.9 million, respectively, compared to $960,000 and $2.6 million for the corresponding periods in 2008, which were accounted for the Company a reduction of research and development expenses. In the three and nine months ended September 30, 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of the Company’s agreement with Nycomed were $1.1 million and $3.1 million, respectively, compared to $441,000 and $1.5 million for the corresponding periods in 2008, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements to the unaudited condensed financial statements for more details about the Company’s agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.7 million and $5.3 million for the three and nine months ended September 30, 2009, compared to $1.3 million and $4.3 million for the corresponding periods in 2008.

Comprehensive Loss

Components of other comprehensive income (loss) comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(5,535)	$(9,161)	$(21,699)	$(25,555)
Net change in unrealized loss on available-for-sale investments, net of tax	(19)	(126)	(47)	(153)

Comprehensive loss	$(5,554)	$(9,287)	$(21,746)	$(25,708)

Accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 is entirely comprised of net unrealized gains, net of taxes.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Outstanding common stock equivalents not included in diluted net loss per share because their effect would be anti-dilutive
Options to purchase common stock	16,613	15,729	16,020	16,056
Convertible notes	—	—	—	4,574
Warrants	1	1	1	1

Total	16,614	15,730	16,021	20,631

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company began applying the update in the second quarter of 2009 and its adoption did not impact the Company’s financial statements, other than the disclosures required by the update. See Note 1 to the unaudited condensed financial statements for additional disclosures pursuant to the update.

        Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, the Company adopted a new accounting standard update for convertible debt instruments, as codified in ASC 470-20. This update requires the issuer of certain convertible debt instruments that may be settled in cash or other assets on conversion, either in part or in full, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that results in the recognition of interest expense equal to the issuer’s nonconvertible debt borrowing rate. The adoption of this accounting update did not have any impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update, as codified in ASC 820-10, that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of this accounting update did not have any impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update related to accounting for collaborative arrangements, as codified in ASC 808-10. In December 2007, the Emerging Issues Task Force of the FASB issued a consensus ASC 808-10. The scope of ASC808-10 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in ASC 605-45. The Task Force also concluded that the equity method of accounting under ASC 323, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of ASC 808-10 were effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of this accounting update did not have any impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability. It primarily does three things: (1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and (3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning in the fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s financial statements.

Note 2. Strategic Agreements

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King has assumed all the rights and obligations of Alpharma under the agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Under the terms of the agreement, upon closing of the transaction, Alpharma paid the Company an upfront license fee of $20.0 million, with possible additional payments of up to $93.0 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150.0 million in sales-based milestones. If ELADUR is commercialized, the Company would also receive royalties on product sales. Alpharma will control and fund further development of the program. The Company will perform development activities through completion of Phase 2, and formulation and manufacturing scale-up activities for the program, the costs of which shall be reimbursed by Alpharma. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma shall convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

For the three and nine months ended September 30, 2009, the Company recognized $804,000 and $2.6 million as collaborative research and development revenue from the amortization of the $20.0 million upfront fee received, and $480,000 and $1.9 million as collaborative research and development revenue from research expenses that are qualified for reimbursement by Alpharma. The Company’s estimate of the remaining term of our continuing involvement was adjusted in the second quarter of 2009 as a result of an updated development plan provided by King for ELADUR. Total collaborative research and development revenue recognized under this arrangement was $1.3 million and $4.5 million for the three and nine months ended September 30, 2009. No amounts were recorded in the three and nine months ended September 30, 2008 as the agreement with Alpharma was executed in the third quarter of 2008 and became effective in the fourth quarter of 2008. The cumulative aggregate payments received by the Company as of September 30, 2009 were $24.3 million under this agreement.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit from the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to ASC 808-10, Collaborative Arrangements. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. Research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $975,000 and $2.9 million in the three and nine months ended September 30, 2009, respectively, compared to $960,000 and $2.6 million for the corresponding periods in 2008, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of its agreement with Nycomed were $1.1 million and $3.1 million in the three and nine months ended September 30, 2009, respectively, compared to $441,000 and $1.5 million for the corresponding periods in 2008, which are accounted for as additional research and development expenses. Both parties bear 50% of the development expenses under the collaboration agreement for POSIDUR. The Company recognized $381,000 and $1.1 million for the three and nine months ended September 30, 2009, compared to $763,000 and $2.3 million for the corresponding periods in 2008, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe. The cumulative aggregate payments received by the Company from Nycomed as of September 30, 2009 were $33.6 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $5.4 million as of September 30, 2009.

Agreement with Endo

On March 10, 2005, the Company entered into a license agreement with Endo under which the Company granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. The Company received an initial payment of $10.0 million in connection with the execution of the Agreement. The license agreement was terminated by Endo effective August 26, 2009.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The Company recognized zero and $875,000 respectively as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for the three and nine months ended September 30, 2009, compared to $547,000 and $1.6 million for the corresponding periods in 2008, respectively. The $10.0 million upfront fee from Endo has been fully amortized as of September 30, 2009. Total collaborative research and development revenue recognized under this arrangement was zero and $985,000 for the three and nine months ended September 30, 2009, compared to $926,000 and $2.6 million for the corresponding periods in 2008, respectively. The cumulative aggregate payments received by the Company as of September 30, 2009 were $21.5 million under this agreement.

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, the Company is eligible to receive milestone payments of up to $9.3 million in the aggregate upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development. As of September 30, 2009, the Company has received $1.7 million in milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $4,000 and $326,000 for the three and nine months ended September 30, 2009, compared to $2.3 million and $6.3 million for the corresponding periods in 2008, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2009 were $31.2 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company shall continue to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with the Company in the Company’s performance of those activities including the obligation to pay the Company with respect to all Remoxy related costs incurred by the Company. Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $339,000 and $708,000 for the three and nine months ended September 30, 2009, respectively, compared to zero for the corresponding periods in 2008. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of September 30, 2009 were $370,000 under this agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Long Term Supply Agreement with King

During 2008, the Company began to manufacture commercial lots of certain key excipients that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 and the first quarter of 2009, the Company made shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. During these periods, all product revenue and associated cost of goods sold was deferred pending the establishment of definitive final terms and conditions even though cash receipts and expenditures occurred during these periods.

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. In the third quarter of 2009, the Company recognized $3.0 million of product revenue and $2.0 million of cost of goods sold related to its past shipments to King upon execution of the long term supply agreement at which point all criteria of revenue recognition were met.

The term of the agreement commenced on August 5, 2009 and will continue in effect until the earlier of the expiration of all licenses granted under the development and license agreement between the Company and Pain Therapeutics or the termination or expiration of the 2005 development and license agreement between Pain Therapeutics and King, unless the agreement is terminated earlier in accordance with its terms. The agreement provides each party with specified termination rights, which include, but are not limited to, the right of King to terminate the agreement in the event that governmental action requires the withdrawal of REMOXY from all countries in the territory or results in the withdrawal of required manufacturing approvals, or upon a change of control of the Company, in which case termination will be effective one year after notice by King. The Company may terminate the agreement if the Company is unable to procure suitable and sufficient quantities of certain raw materials required to produce the excipient ingredients. Each party may terminate the agreement upon material breach of the agreement by, or the bankruptcy or insolvency of, the other party, in each case subject to a cure period. The agreement further specifies the rights and obligations of the Company and King with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities.

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

In September 2008, the Company and EpiCept entered into an amendment to the license agreement. Under the amendment, among other changes, the scope of the license was broadened from the treatment of back pain to all uses covered by the EpiCept intellectual property including myofascial pain and muscle tension pain, and the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license. In consideration of this amendment, the Company made a one-time payment of $2.25 million to EpiCept in full satisfaction of all future payment obligations to EpiCept under the license agreement. The Company recorded the payment of $2.25 million as a research and development expense in the third quarter of 2008 since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses. The Company recorded zero as research and development expenses under this agreement for the three and nine months ended September 30, 2009, compared with $2.25 million for the corresponding periods in 2008.

Agreement with ALZA Corporation

        In April 1998, the Company entered into a development and commercialization agreement with ALZA, which has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use, and obligates the Company to pay ALZA a royalty on the net sales of the Company’s DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company with respect to such DUROS-based products. In connection with the execution of the Agreement, the Company issued 5,600,000 shares of Series A-1 preferred stock, which were subsequently converted into 5,600,000 shares of common stock concurrent with the Company’s initial public offering in 2000. The Company issued an additional 1,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock to ALZA in connection with an amendment of the Agreement in April 2000. The Company recorded the fair value of the common stock and the warrant in the amount of $13.5 million as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. The warrant expired in September 2004. At the end of 2008, the Company

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write down of deferred royalties and commercial rights associated with CHRONOGESIC given the fact that there are no plans in the foreseeable future to develop CHRONOGESIC. This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

Note 3. Fair Value Measurements

ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

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

The financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$—	$15,850	$—	$15,850
Certificates of deposit	—	431	—	431
Commercial paper	—	6,666	—	6,666
Corporate debts	—	2,863	—	2,863
U.S. Government agencies	—	19,326	—	19,326

Total	$—	$45,136	$—	$45,136

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$—	$22,092	$—	$22,092
Certificates of deposit	—	425	—	425
Commercial paper	—	8,716	—	8,716
Corporate debt	—	6,378	—	6,378
U.S. Government agencies	—	12,526	—	12,526

Total	$—	$50,137	$—	$50,137

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however, we believe the potential differences in the estimate of fair value for the Company’s available-for-sale securities are immaterial.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities (in thousands):

	September 30, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$15,850	$—	$—	$15,850
Certificates of deposit	431	—	—	431
Commercial paper	6,664	3	(1)	6,666
Corporate debts	2,849	14	—	2,863
U.S. Government agencies	19,308	19	(1)	19,326

	$45,102	$36	$(2)	$45,136

Reported as:
Cash and cash equivalents	$15,850	$—	$—	$15,850
Short-term investments	27,449	36	(2)	27,483
Short-term restricted investments	372	—	—	372
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	431	—	—	431

	$45,102	$36	$(2)	$45,136

	December 31, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$22,092	$—	$—	$22,092
Certificates of deposit	425	—	—	425
Commercial paper	8,705	11	—	8,716
Corporate debts	6,363	31	(16)	6,378
U.S. Government agencies	12,471	55	—	12,526

	$50,056	$97	$(16)	$50,137

Reported as:
Cash and cash equivalents	$26,884	$6	$—	$26,890
Short-term investments	20,745	91	—	20,836
Short-term restricted investments	624	—	—	624
Long-term investments	1,378	—	(16)	1,362
Long-term restricted investments	425	—	—	425

	$50,056	$97	$(16)	$50,137

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2009, by contractual maturity (in thousands):

	2009
	Amortized Cost	Estimated Fair Value
Mature in less than one year	$44,102	$44,136
Mature from one year through five years	1,000	1,000

	$45,102	$45,136

During the three and nine months ended September 30, 2009 and 2008, realized gains or losses recognized on the sale of investments were not material.

The following is a summary of unrealized losses for available-for-sale securities at September 30, 2009 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Commercial paper	$3,369	$(1)
U.S. Government agencies	4,439	(1)

	$7,808	$(2)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2008 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Corporate debts	$2,361	$(16)

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2009 and December 31, 2008.

To date the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent to sell the security, our ability to hold the security to recovery and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

Note 4. Stock-Based Compensation

As of September 30, 2009, the Company has five stock-based employee compensation plans, which have not changed in 2008 or 2009. The employee stock-based compensation cost that has been included in the statements of operations was $2.5 million and $8.4 million for the three and nine months ended September 30, 2009, compared to $2.0 million and $6.4 million for the corresponding periods in 2008, respectively.

As of September 30, 2009 and December 31, 2008, $27,000 and $87,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options
Risk-free rate	2.62-2.84%	3.18-3.40%	1.98-2.87%	2.67-3.55%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	6	6
Volatility	85%	81-82%	84-87%	81-83%

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan
Risk-free rate	0.31-3.95%	1.73-3.95%	0.31-3.95%	1.73-3.95%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	51-150%	51-61%	51-150%	51-61%

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

As of September 30, 2009, the Company had 125 employees, including 74 in research and development, 22 in manufacturing and 29 in selling, general and administrative.

Note 6. Accrued Asset Retirement Obligation

In accordance with ASC 410-20, Accounting for Asset Retirement Obligations, the Company recorded $383,000 in the three months ended June 30, 2009 as a liability on its balance sheet for an asset retirement obligation associated with the estimated restoration cost recorded for one of its buildings whose lease had expired. The charge to record these costs was classified as research and development expense and general and administration expense of $285,000 and $98,000, respectively, in the Company’s statements of operations for the three months ended June 30, 2009.

Note 7. Equity Financing

On September 10, 2009, the Company entered into a privately negotiated transaction to sell 4,444,444 shares of its common stock to affiliates of Venrock at a price of $2.25 per share, raising total proceeds to DURECT of approximately $10 million. This transaction was closed on September 18, 2009. Total stock issuance costs related to this financing were approximately $126,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have seven disclosed on-going product candidates in development. The following are our publicly announced product candidates in development:

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

In the first quarter of 2009, we received detailed feedback from the FDA on our proposed Phase III program. We are pursuing a target label for POSIDUR that would allow POSIDUR to be used for a broad range of surgeries. Based on FDA feedback, we anticipate conducting one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. We currently expect that the total number of humans dosed that we will submit to the FDA in an NDA will be approximately 700-800. Under our current development program, over 300 humans have been dosed with POSIDUR. Assuming the program progresses as we expect, we anticipate that the Phase III program should take approximately two years from initiation to NDA filing. We currently anticipate commencing the Phase III program in the first half of 2010. Our major on-going clinical activities for POSIDUR are as follows:

•	We recently completed enrollment of an approximately 60 patient Phase IIb clinical study in shoulder surgery and expect to have data from that study in 2009.

•

Nycomed is conducting a Phase IIb study in hysterectomy patients and a Phase IIb study in shoulder surgery patients. Those studies are being conducted in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes. We anticipate that these studies will provide data from an additional surgical model (hysterectomy) and will add to our safety database.

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

        In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA. The NDA was submitted to the FDA in June 2008, and in August 2008 the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals, the commercialization partner of Pain Therapeutics for Remoxy, assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. Since that time, we continued to perform development activities in support of the Remoxy NDA filing in accordance with the terms and conditions of the Development and License Agreement between us and Pain Therapeutics but with King substituted in lieu of Pain Therapeutics with respect to our performance of those activities. On July 2, 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clear path forward to resubmit the REMOXY NDA and to address all FDA comments in the Complete Response Letter. According to the King Pharmaceuticals / Pain Therapeutics press release dated July 7, 2009, King anticipates the resubmission of the NDA could occur mid-year 2010. King has stated that it remains committed to the development and commercialization of REMOXY and looks forward to working closely with the FDA toward approval of the product.

During 2008, we began to manufacture commercial lots of certain key excipients that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 and the first quarter of 2009 we made shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. Revenue attributable to these key components aggregating $3.0 million and cost of goods sold aggregating $2.0 million was recognized in the third quarter of 2009 upon the execution of a long term supply agreement with King.

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

In March 2005, we entered into an agreement with Endo granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the Agreement. In February 2009, Endo notified the Company that it was terminating the license agreement with the Company, and returned to the Company Endo’s right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada effective August 26, 2009.

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

In 2007, we successfully completed a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from post-herpetic neuralgia, ELADUR showed improved pain control versus placebo during the three-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. During 2008, we continued to develop our clinical and regulatory strategy, and to conduct manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies. In June 2008, the FDA granted to us orphan drug designation for bupivacaine for relief of persistent pain associated with post-herpetic neuralgia (PHN). If ELADUR is the first bupivacaine product approved for PHN, under the 1983 Orphan Drug Act, ELADUR will receive seven years of market exclusivity following the approval of the product by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year exclusivity for orphan drugs.

Effective in October 2008, we entered into a development and license agreement with Alpharma granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR. Alpharma paid us an upfront license fee of $20 million in October 2008. Alpharma was acquired by King in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on details associated with next steps in the clinical program, which King expects to initiate in the first half of 2010.

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

Research and Development Programs in Other Therapeutic Categories

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties, and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Endo, Pain Therapeutics, Nycomed, King and others. In contrast to our other collaborations, due to the terms and nature of the Nycomed collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to ASC 808-10, Accounting for Collaborative Arrangements. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

Product Revenues

We currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps for animal research use;

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

•	certain key excipients that are included in Remoxy.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2009, we had an accumulated deficit of $305.3 million and our net losses were $5.5 million and $21.7 million for the three and nine months ended September 30, 2009. Our net losses were $43.9 million, $24.3 million and $33.3 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities as well as to incur additional stock-based compensation costs related to research and development personnel. We expect selling, general and administrative expenses to remain comparable in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our critical accounting policies and estimates. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities and stock-based compensation. Actual amounts could differ significantly from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Three and nine months ended September 30, 2009 and 2008

Revenues. Net revenues were $8.4 million and $19.4 million for the three and nine months ended September 30, 2009, compared to $6.6 million and $19.4 million for the corresponding periods in 2008, respectively. The increases in total revenues in the three and nine months ended September 30, 2009 were primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King; revenues in the 2009 periods included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as product revenue in that period. In addition, the 2009 periods reflected higher collaborative research and development revenue from King, partially offset by lower collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Endo and Nycomed.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $3.0 million and $9.4 million of collaborative research and development revenue for the three and nine months ended September 30, 2009 compared to $4.3 million and $12.5 million for the corresponding periods in 2008. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from amortization of upfront fees. The decreases in collaborative research and development revenue in the three and nine months ended September 30, 2009 were primarily attributable to lower revenue recognized in connection with our agreements with Pain Therapeutics, Endo and amortization of the upfront payment under our agreement with Nycomed, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with King and other feasibility agreements compared with the same periods in 2008.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee was recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three and nine months ended September 30, 2009, we recognized zero and $875,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to $547,000 and $1.6 million for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009. The $10.0 million upfront fee from Endo has been fully amortized as of September 30, 2009.

        We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. For the three and nine months ended September 30, 2009, we recognized $381,000 and $1.1 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to $763,000 and $2.3 million for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the first quarter of 2009 as a result of an updated development plan for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma (King) with respect to ELADUR. For the three and nine months ended September 30, 2009, we recognized $804,000 and $2.6 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to zero for the corresponding periods in 2008. Our estimate of the remaining term of our continuing involvement was adjusted in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$1,623	$—	$5,179	$—
Nycomed Danmark, APS (Nycomed)(2)	381	763	1,144	2,288
Pain Therapeutics, Inc. (Pain Therapeutics)	4	2,307	326	6,315
Endo Pharmaceuticals, Inc. (Endo)(3)	—	926	985	2,560
Others	1,019	345	1,744	1,314

Total collaborative research and development and other revenue	$3,027	$4,341	$9,378	$12,477

Notes:

(1)	Amounts related to amortization of upfront fees were $804,000 and $2.6 million for the three and nine months ended September 30, 2009, respectively, compared to zero for each of the corresponding periods in 2008.
(2)	Amounts related to amortization of upfront fees were $381,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to $763,000 and $2.3 million for the corresponding periods in 2008. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.
(3)	Amounts related to amortization of upfront fees were zero and $875,000 for the three and nine months ended September 30, 2009, respectively, compared to $547,000 and $1.6 million for the corresponding periods in 2008. The Company’s agreement with Endo terminated effective August 26, 2009.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Revenues from service contracts revenues were $19,000 and $49,000 in the three and nine months ended September 30, 2009, compared to $30,000 and $79,000 for the corresponding periods in 2008. Service contract revenues recognized were related to certain polymer related service contracts we signed with various customers. We currently do not expect to increase our effort to generate significant revenue from our service contracts related to our polymer business in the future.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $5.4 million and $10.0 million in the three and nine months ended September 30, 2009, respectively, compared to $2.3 million and $6.9 million for the corresponding periods in 2008. The increases in the three and nine months ended September 30, 2009 were primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King; revenues in the 2009 periods included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as revenue in that period. In addition, we experienced higher product revenue from our LACTEL polymer product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold in the three and nine months ended September 30, 2009.

Cost of revenues. Cost of revenues was $2.8 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, compared to $870,000 and $2.7 million for the corresponding periods in 2008. The increase in the cost of product revenue in the three and nine months ended September 30, 2009 was primarily the result of recognizing $2.0 million of cost of goods sold for the sale of excipients to King, partially offset by lower units sold from our ALZET mini pump product line and improved manufacturing efficiency from our LACTEL polymer product line. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Cost of service contract revenue was $3,000 and $9,000 for the three and nine months ended September 30, 2009, respectively, compared to $8,600 and $27,600 for the corresponding periods in 2008. Stock based compensation expense recognized related to cost of revenues was $91,000 and $286,000 for the three and nine months ended September 30, 2009, respectively, compared to $44,000 and $110,000 for the corresponding periods in 2008.

As of September 30, 2009 and 2008, we had 22 and 30 manufacturing employees, respectively. The decrease in 2009 was due to the lower number of employees involved in commercial manufacturing of certain excipients that are components of Remoxy.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.6 million and $25.4 million for the three and nine months ended September 30, 2009, respectively, compared to $11.4 million and $31.0 million for the corresponding periods in 2008. Excluding the impact of stock-based compensation expenses, research and development expenses decreased by $4.2 million and $6.6 million in the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008. The decreases in the three and nine months ended September 30, 2009 were primarily attributable to lower development costs associated with ELADUR, Remoxy and other select ORADUR-based opioid drug candidates and our biologics programs, partially offset by higher development costs associated with POSIDUR and other research programs compared to the corresponding periods in 2008 as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under the amended agreement with EpiCept and recorded this amount as a research and development expense in the three and nine months ended September 30, 2008. Stock-based compensation expense recognized related to research and development personnel was $1.7 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, compared to $1.3 million and $4.3 million for the corresponding periods in 2008.

POSIDUR

Our research and development expenses for POSIDUR increased to $2.9 million and $9.3 million in the three and nine months ended September 30, 2009 from $2.0 million and $6.3 million in the corresponding periods in 2008 due to higher employee related costs as well as higher costs associated with clinical trial expenses and contract manufacturing development activities for POSIDUR. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $975,000 and $2.9 million in the three and nine months ended September 30, 2009, respectively, compared to $960,000 and $2.6 million for the corresponding periods in 2008, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.1 million and $3.1 million in the three and nine months ended September 30, 2009, respectively, compared to $441,000 and $1.5 million for the corresponding periods in 2008, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses were increased by $75,000 and $199,000 in the three and nine months ended September 30, 2009, respectively, compared to a reduction of $519,000 and $1.1 million for the corresponding periods in 2008. The net increase or reduction in research and development expenses represents a net reimbursement from or a net payment to Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $661,000 and $2.8 million in the three and nine months ended September 30, 2009 from $4.6 million and $9.0 million in the corresponding periods in 2008. The decreases in 2009 were primarily due to lower employee costs, animal studies and contract manufacturing expenses related to this product candidate. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 related to certain intellectual property for ELADUR under the amended agreement with EpiCept.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD increased to $432,000 and $1.6 million in the three and nine months ended September 30, 2009 from $250,000 and $250,000 for the corresponding periods in 2008. The increases were primarily due to increased formulation and other development activities for this drug candidate in 2009.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $388,000 and $1.3 million in the three and nine months ended September 30, 2009 from $1.3 million and $4.8 million in the corresponding periods in 2008. The decreases were primarily due to decreased support activities for Remoxy after the filing of the Remoxy NDA as well as decreased formulation and clinical manufacturing activities for other select ORADUR-based opioid drug candidates in 2009.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $382,000 in the three months ended September 30, 2009 from $471,000 for the corresponding period in 2008. The decrease was primarily due to decreased external costs after Endo returned the program to us in 2009. Our research and development expenses for TRANSDUR-Sufentanil increased to $1.2 million in the nine months ended September 30, 2009 from $1.1 million for the corresponding period in 2008. The slight increase was primarily due to higher employee costs associated with transferring the program back to us from Endo in 2009.

Biologics programs

Our research and development expenses for biologics programs decreased to $233,000 and $1.3 million in the three and nine months ended September 30, 2009 from $1.4 million and $3.7 million in the corresponding periods in 2008. The decreases were primarily due to lower external costs and employee related costs in support of these programs in 2009.

Other DURECT research programs

Our research and development expenses for all other programs increased to $2.6 million and $7.8 million in the three and nine months ended September 30, 2009 from $1.4 million and $5.8 million in the corresponding periods in 2008. The increases were primarily due to higher employee related costs and increased formulation and other development activities for these programs in 2009.

As of September 30, 2009, we had 74 research and development employees compared with 113 as of September 30, 2008 largely as a result of the reduction in force in March 2009. We expect our research and development expenses to increase in the near future as we expect to continue to expand our nonclinical studies, clinical trials and other research and development activities.

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
POSIDUR (1)	$2,878	$1,977	$9,284	$6,323
ELADUR	661	4,636	2,838	9,022
ORADUR-ADHD	432	250	1,617	250
Remoxy and other select ORADUR-based opioid drug candidates	388	1,300	1,322	4,789
TRANSDUR-Sufentanil	382	471	1,153	1,107
Biologics programs	233	1,402	1,305	3,710
Others	2,624	1,387	7,848	5,754

Total research and development expenses (2)	$7,598	$11,423	$25,367	$30,955

(1)	In the three and nine months ended September 30, 2009, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $975,000 and $2.9 million, respectively, compared to $960,000 and $2.6 million for the corresponding periods in 2008, which were accounted for as a reduction of research and development expenses. In the three and nine months ended September 30, 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $1.1 million and $3.1 million, respectively, compared to $441,000 and $1.5 million for the corresponding periods in 2008, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements to the unaudited condensed financial statements for more details about our agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.7 million and $5.3 million for the three and nine months ended September 30, 2009, compared to $1.3 million and $4.3 million for the corresponding periods in 2008.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.6 million and $11.6 million for the three and nine months ended September 30, 2009, respectively, compared to $3.8 million and $11.8 million for the corresponding periods in 2008. Excluding the impact of stock-based compensation expenses, selling, general and administrative expenses decreased by $449,000 and $977,000 in the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008 primarily due to lower employee and consulting expenses incurred in the three and nine months ended September 30, 2009. Stock-based compensation expense recognized related to selling, general and administrative personnel was $785,000 and $2.8 million for the three and nine months ended September 30, 2009, compared to $619,000 and $2.1 million for the corresponding periods in 2008.

As of September 30, 2009, we had 29 selling, general and administrative personnel compared with 38 as of September 30, 2008 largely as a result of the reduction in force in March 2009. We expect selling, general and administrative expenses to remain comparable in the near future.

Other income (expense). Interest and other income was $82,000 and $367,000 for the three and nine months ended September 30, 2009, respectively, compared to $349,000 and $1.3 million for the corresponding periods in 2008. The decreases in interest income were primarily the result of lower yields as well as lower average cash and investment balances during the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008.

Interest and other expense was $9,000 and $31,000 for the three and nine months ended September 30, 2009, respectively, compared to $14,000 and $773,000 for the corresponding periods in 2008. The slight decrease in interest expense in the three month ended September 30, 2009 compared with the same period of 2008 was primarily due to lower principal balance of the bonds payable in the third quarter of 2009. The decrease in interest expense in the nine months ended September 30, 2009 compared with the same period of 2008 was primarily due to the conversion of $23.6 million in aggregate principal amount of convertible notes in the second quarter of 2008.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $47.2 million at September 30, 2009 compared to $52.7 million at December 31, 2008. These balances include $803,000 and $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2009 and December 31, 2008, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2009 was primarily the result of ongoing operating expenses, partially offset by payments received from customers and our recent equity financing.

Working capital was $40.6 million and $43.4 million at September 30, 2009 and December 31, 2008, respectively. The decrease in working capital was primarily attributable to an increase in our operating expenditures, partially offset by the receipt of net proceeds from our recent equity financing in the nine months ended September 30, 2009.

We used $15.5 million of cash in operating activities for the nine months ended September 30, 2009 compared to $22.8 million for the corresponding period in 2008. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations was primarily attributable to the increases in accounts receivable from our third party collaborators, inventory and prepaid expenses for the nine months ended September 30, 2009, partially offset by decreases in accounts payable, accrued liabilities and contract research liability compared to the corresponding period in 2008.

We used $6.2 million of cash for investing activities for the nine months ended September 30, 2009 compared to $7.6 million of cash received for the corresponding period in 2008. The increase in cash used in investing activities was primarily due to an increase in net purchases of short-term and long-term investments for the nine months ended September 30, 2009 compared to the corresponding period in 2008.

We received $10.2 million of cash from financing activities for the nine months ended September 30, 2009 compared to $704,000 for the corresponding period in 2008. The increase was primarily due to approximately $9.9 million of cash received from a recent equity financing, partially offset by lower proceeds from exercises of stock options and purchases from our employee stock purchase plan in the nine months ended September 30, 2009 compared to the corresponding period in 2008.

In June and July 2003, we completed a private placement of an aggregate of $60.0 million in convertible subordinated notes and received net proceeds of approximately $56.7 million after deducting underwriting fees of $3.0 million and related expenses of $300,000. The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were all converted to our common stock between the third quarter of 2005 and the second quarter of 2008. As of September 30, 2009, the remaining principal balance of our convertible subordinated notes was zero.

In conjunction with the acquisition of SBS in April 2001, we assumed the SBS Bonds with remaining principal payments of $1.7 million as of April 30, 2001, and an interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, we were required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that we secured with investments deposited with a financial institution in July 2001. Interest payments on the SBS Bonds are due semi-annually and principal payments are due annually. Principal payments on the SBS Bonds increase in annual increments from $150,000 to $240,000 over the term of the bonds until the principal is fully paid in 2009. We have an option to call the SBS Bonds at any time. On December 31, 2002, SBS was merged into DURECT and the SBS bonds were assigned to DURECT with the terms unchanged. At September 30, 2009, the remaining principal balance of the bonds was $240,000.

On September 10, 2009, we entered into a privately negotiated transaction to sell 4,444,444 shares of our common stock to affiliates of Venrock at a price of $2.25 per share, raising total gross proceeds to DURECT of approximately $10 million. This transaction was closed on September 18, 2009. Total stock issuance costs related to this financing were approximately $126,000.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the nine months ended September 30, 2009, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 except for incremental rent payments of approximately $3.2 million associated with recent lease renewals for two of our buildings.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of September 30, 2009, approximately 98% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 35% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2009 by year of maturity (dollars in thousands):

	2009	2010	2011	Total
Cash equivalents:
Variable rate	$15,850	$—	$—	$15,850
Average variable rate	0.20%	—	—	0.20%
Short-term investments:
Fixed rate	$8,967	$18,516	$—	$27,483
Average fixed rate	0.54%	0.79%	—	0.69%
Long-term investments:
Fixed rate	$—	$1,000	$—	$1,000
Average fixed rate	—	0.33%	—	0.33%
Restricted investments:
Fixed rate	$438	$365	$—	$803
Average fixed rate	0.88%	0.45%	—	0.74%

Total investment securities	$25,255	$19,881	$—	$45,136

Average rate	0.54%	0.75%	—	0.65%

ITEM 4.	Controls and Procedures

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

•

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. In July 2009, King met with the FDA to discuss the Complete Response Letter for Remoxy. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clear path forward to resubmit the REMOXY NDA and to address all FDA comments in the Complete Response Letter. According to the King/Pain Therapeutics press release dated July 7, 2009, King anticipates the resubmission of the NDA could occur mid-year 2010. There can be no assurance that any resubmission of the NDA by King will be timely or sufficient to gain approval of Remoxy.

•

POSIDUR—A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. Based on feedback from the FDA, in order to obtain a broad surgical use label for POSIDUR, we are planning to conduct one pivotal efficacy study and several other supportive clinical studies in additional surgical models to provide greater definition for the settings in which the product should be used and to support our target label. We recently completed enrollment of a Phase IIb clinical study in approximately 60 shoulder surgery patients, and Nycomed is conducting Phase IIb studies in hysterectomy patients and shoulder surgery patients. We anticipate commencing our Phase III program for POSIDUR in the U.S. in the first half of 2010. There can be no assurance that we will begin the Phase III clinical program when planned or that these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

•

TRANSDUR-Sufentanil Patch—Our license agreement with Endo to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada was terminated effective August 26, 2009. Prior to the termination of the license agreement, Endo successfully completed a Phase II program for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. In 2008, we conducted manufacturing scale-up and processing activities to secure additional Phase II and Phase III supplies, and developed our clinical and regulatory strategy for further development of this program. In September 2008, we entered into a development and license agreement with Alpharma Ireland Ltd., an affiliate of Alpharma Inc., granting such party the exclusive worldwide rights to develop and commercialize ELADUR. The agreement became effective in October 2008 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). Alpharma was acquired by King Pharmaceuticals in December 2008 and, as a result, the rights and obligations of the agreement are now controlled by King. Our main activities since December 2008 have involved interacting with the King team on details associated with next steps in the clinical program, which King expects to initiate in the first half of 2010. There can be no assurance that King will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Nycomed, Alpharma (acquired by King in December 2008), Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. They may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in the agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, Alpharma (acquired by King) with respect to ELADUR and Orient Pharma with respect to ORADUR-ADHD, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

If we and our third-party collaborators, where relevant, are unable to manufacture pharmaceutical systems or components in a timely manner or at an acceptable cost, quality or performance level, and are unable to attain and maintain compliance with applicable regulations, the clinical trials and the commercial sale of our pharmaceutical systems and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the clinical trials and commercial launch of our pharmaceutical systems and those of our third-party collaborators.

We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2009, had an accumulated deficit of approximately $305.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our other ORADUR-based drug candidates) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemicals is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our other ORADUR-opioids and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of October 30, 2009, we held 57 issued U.S. patents and 364 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 91 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 538 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. The TRANSDUR-Sufentanil patch, Remoxy and our other ORADUR-based drug candidates, and other pharmaceutical systems we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo Pharmaceuticals, AstraZeneca, Arrow International, Tricumed, I-Flow, Cumberland Pharmaceuticals, Covidien, Shire, Johnson & Johnson, Eli Lilly and Novartis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Inovio, Nektar, Focal, I-Flow, Anesiva, NeurogesX, Alexza, Cadence Pharmaceuticals, Javelin Pharmaceuticals, Cumberland Pharmaceuticals, Egalet and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King Pharmaceuticals, Nycomed, Alpharma (now owned by King), Orient Pharma) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our other ORADUR-based drug candidates or other pharmaceutical systems;

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

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits:

10.55	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009.

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: November 2, 2009

	By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal Accounting Officer

Date: November 2, 2009