Form 10-K
period 2009-12-31
DURECT CORP
filed 2010-03-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Preferred Share Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,167,623 as of June 30, 2009 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 86,754,768 shares of the registrant’s Common Stock issued and outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2010 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2009.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.

Overview

We are an emerging specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of six investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), one program in Phase III, two programs in Phase II and two programs in Phase I. These more advanced programs are all in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other earlier stage research programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of future collaborations and over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR®, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system (CNS) disorders, cardiovascular disease and other chronic diseases. Our more advanced product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

•Remoxy (Oral controlled release oxycodone)	•Chronic Pain	•King/Pain Therapeutics (worldwide)	•ORADUR	•NDA accepted but not approved/ Complete Response Letter received

•POSIDUR (Controlled release injection of bupivacaine)	•Post Operative Pain	•Nycomed (Europe and other defined territories); DURECT retains rights in U.S., Canada, Japan and other countries	•SABER	•Phase III (U.S.) •Phase II (E.U.)

•ELADUR (Transdermal bupivacaine)	•Pain	•King (worldwide)	•TRANSDUR	•Phase II

•TRANSDUR-Sufentanil (Transdermal sufentanil)	•Chronic Pain	•DURECT retains worldwide rights	•TRANSDUR	•Phase II

•Oral controlled release opioid (active agent undisclosed)	•Pain	•King/Pain Therapeutics (worldwide)	•ORADUR	•Phase I

•Oral controlled release opioid (active agent undisclosed)	•Pain	•King/Pain Therapeutics (worldwide)	•ORADUR	•Phase I

•ORADUR-ADHD	•Attention Deficit Hyperactivity Disorder (ADHD)	•Orient Pharma (Defined Asian and South Pacific countries); DURECT retains rights in North American, Europe, Japan and all other countries	•ORADUR	•Preclinical/ Research Stage

•Various	•Biologics Programs/Research Programs in other Therapeutic Categories	•DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	•SABER/ DUROS/ DURIN	•Preclinical/ Research Stage

Remoxy (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 50 million Americans annually. OxyContin® , a brand name extended-release oral oxycodone-based painkiller, accounted for approximately $2.8 billion in worldwide sales in 2009.

Development Strategy.    Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics has sublicensed the commercialization rights of Remoxy to King Pharmaceuticals, Inc. (King) and, as of March 2009, we are working directly with King on further development of Remoxy. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin®, a brand name extended-release oral painkiller, which achieved annual worldwide sales of approximately $2.8 billion in 2009. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2009, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on Remoxy and a manufacturing profit on our supply of key product excipients for use in Remoxy. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opiod antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. On July 2, 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the Remoxy NDA and to address all FDA comments in the Complete Response Letter. King recently announced that it has undertaken a likeability study and a pharmacokinetic trial in volunteers and plans to resubmit the NDA in the fourth quarter of 2010.

Additional ORADUR-Opioid Products in Development

During 2006, 2007 and 2008, we also worked with Pain Therapeutics and King on the development of additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been completed for two of these ORADUR-based products. The active ingredients in these two drug candidates are opioids whose identities have not been publicly disclosed.

POSIDUR

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient procedures performed annually in the U.S.

Epidemiological studies indicate that up to 100% of surgical patients experience postoperative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics, transdermal opiate patches and muscle relaxants. While oral analgesics can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are sleeping or disoriented. Post-surgical pain also can be treated effectively with local anesthetics; however, the usefulness of current conventional medications is limited by their short duration of action.

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

In November 2006, we entered into a collaboration agreement with Nycomed Danmark ApS (Nycomed), which was subsequently amended in February 2010. Under the terms of the amended agreement, as amended, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for us and Nycomed to jointly direct and equally fund a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, we now have final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR. Subject to our right to initiate dispute resolution procedures in specified circumstances, Nycomed will now have final decision-making authority over clinical trials for the E. U. and other countries licensed to it. We have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by DURECT and Nycomed. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Japan and certain other countries.

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

Phase IIb Inguinal Hernia Trial

Design

The POSIDUR Phase IIb clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIDUR in patients undergoing open inguinal hernia repair. The trial was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIDUR

2.5 mL (n=43), POSIDUR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study. Secondary efficacy endpoints included Mean Pain Intensity on Movement AUC over the period 1-48 hours post-surgery, mean total consumption of supplemental opioid analgesic medication, and time to first use of supplemental opioid analgesic medication. The threshold for statistical significance was considered to be at the p<0.05 level.

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

Other Phase II Clinical Trials

In addition to the Phase IIb clinical trial described above, we have also conducted smaller exploratory Phase II studies in hernia, shoulder arthroscopy and appendectomy surgeries to evaluate different application techniques, clinical design and conduct as well as other investigational factors. These trials have been conducted in multiple cohorts, generally consisting of approximately 6 to 21 patients in each treatment group. In all the exploratory studies, patient groups treated with POSIDUR 5 mL and POSIDUR 2.5 mL showed comparable safety profiles as the patient groups treated with placebo, and the drug administration appeared well tolerated. Some treatment groups from these exploratory studies utilizing POSIDUR have shown positive activity as measured by reduction of pain or consumption of supplemental opioid analgesic medication versus placebo, while other treatment groups have not. We have evaluated these studies to understand the different results observed, and have applied our learnings in the design of our Phase III program.

In December 2009, we announced positive results from a 60 patient Phase IIb clinical trial of POSIDUR™ in patients undergoing arthroscopic shoulder surgery. Top line results showed a consistent reduction of pain scores (as measured by mean pain intensity on movement AUC, time normalized under the curve, during the period 0 to 72 hours post-surgery) in parallel with a reduction of opioid use (as measured by the amount of opioids taken in the three days post-surgery) in favor of POSIDUR versus placebo. These reductions were not statistically significant given the size of the study. In addition, there was a comparable safety profile between the two groups in this study and POSIDUR appeared well tolerated. Nycomed is currently conducting two Phase IIb clinical trials in hysterectomy patients and in shoulder surgery patients. These trials are being conducted in a different manner than U.S. clinical trials and are designed to be suitable for European regulatory approval purposes.

U.S. Phase III Program

In January 2010, we announced that we had commenced BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. Eligible patients will be randomly assigned to one of three cohorts:

Cohort 1: An active comparator cohort in which patients are randomized to receive either POSIDUR 5.0 mL or commercially available Bupivacaine HCl solution after laparotomy.

Cohort 2: An active comparator cohort in which patients are randomized to receive either POSIDUR 5.0 mL or commercially available Bupivacaine HCl solution after laparoscopic cholecystectomy.

Cohort 3: A double blind, placebo controlled cohort in which patients are randomized to receive either POSIDUR 5.0 mL or SABER-Placebo after laparoscopically-assisted colectomy.

Efficacy evaluation in the BESST trial will encompass a number of parameters. The two co-primary efficacy endpoints for Cohort 3 will be mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose. An adaptive feature of BESST allows for increasing the patient sample size in Cohort 3 based on pooled and blinded data. The purpose of Cohorts 1 and 2 is to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients.

ELADUR

Market Opportunity.    Pain can arise from a variety of diseases and conditions, and in many instances, pain originates from a localized point in the body and can benefit from treatments which are administered and act locally as opposed to in a systemic fashion. One such example is post-herpetic neuralgia (PHN or post-shingles pain), a debilitating complication of herpes zoster, which is usually defined as the presence of pain at the site of eruption that lasts more than a month after the onset of a zoster eruption. The prevalence of PHN (including PHN lasting more than one year) is estimated to be approximately 144,000 people in the U.S. In addition to PHN, there are a number of other widely prevalent chronic and acute local pain conditions (e.g., neuropathic pain, back pain, sprains, strains, and contusions) that could benefit from a locally acting pain product.

Development Strategy.    We are developing a transdermal bupivacaine patch (ELADUR) based on our proprietary TRANSDUR transdermal technology intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR would be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. Together with King, we are exploring the development of ELADUR for a variety of clinical indications.

Clinical Program.    In 2007, we reported positive results from a completed 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. In 2008, we conducted manufacturing scale-up and processing studies to secure additional supplies for Phase II and Phase III clinical trials, and developed our clinical and regulatory strategy for further development of this program. King has stated that it intends to initiate further studies with ELADUR in the first half of 2010.

TRANSDUR-Sufentanil Patch

Market Opportunity.    Chronic pain affects as many as 50 million Americans annually. One major class of drugs utilized to treat chronic pain is comprised of oral opioids, such as OxyContin, a branded extended-release oral oxycodone-based painkiller which accounted for approximately $2.8 billion in worldwide sales in 2009. Another major class of drugs utilized to treat chronic pain are transdermally delivered opioids such as Duragesic®, a leading transdermal fentanyl product which accounted for approximately $900 million in worldwide sales in 2009. It is our belief that a best-in-class sufentanil patch could compete effectively in both the transdermal fentanyl patch market and in the oral opioid market.

Development Strategy.    Our transdermal sufentanil patch (TRANSDUR-Sufentanil) under development is based on our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of sufentanil for up to seven days from a single application, as compared to the two to three days of relief provided by currently available opioid patches. Sufentanil is a highly potent opioid that is currently used in hospitals as an analgesic for which the patent covering the chemical entity has expired. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) and longer duration of delivery may offer improved convenience and compliance for patients.

In March 2005, we entered into an agreement with Endo Pharmaceuticals, Inc. (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returning Endo’s rights to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. We are in active discussions with multiple potential collaborators regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

Clinical Program.    In 2008, Endo successfully completed a Phase II clinical trial for TRANSDUR- Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. This Phase II trial met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect approximately 8% of U.S. children ages 4-17, according to the U.S. Centers for Disease Control and Prevention (“the CDC”). The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as 65% of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are currently treated with stimulants such as amphetamine or methylphenidate and sales of ADHD treatments were approximately $4.0 billion in 2008. The National Survey on Drug Use & Health estimates that 1.4 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries toORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase II study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase I and Phase II clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements for ORADUR-ADHD in all territories other than the U.S. We anticipate commencing Phase I studies in 2010.

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

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders including schizophrenia, and cancer. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The CDC estimates that the major chronic diseases are responsible for approximately 1.7 million deaths annually, or 70% of all deaths in the U.S. Chronic diseases cause major limitations in daily living for more than 25 million Americans. These diseases account for more than 70% of the $1 trillion spent on health care each year in the U.S. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic diseases will increase.

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

The Drug Delivery Industry.    In the last thirty-five years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the active molecule or compound itself. However, drug delivery products on the market today can still be improved, for example, by providing reduced abuse potential, targeted delivery to minimize systemic effects and longer delivery durations where useful. Furthermore, traditional drug delivery products are generally not capable of administering biotechnology agents such as proteins and peptides.

The DURECT Solution: Pharmaceutical Systems

We are developing and commercializing pharmaceutical systems that will deliver the right drug to the right place, in the right amount and at the right time to treat chronic and episodic diseases and conditions. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration. In addition, if advantageous for the therapy, our pharmaceutical systems can target the delivery of the drug to its intended site of action.

—

The Right Drug: By precisely controlling the dosage or targeting delivery to a specific site, we can expand the therapeutic use of compounds that would otherwise be too potent to be administered systemically, do not remain in the body long enough to be effective, or have significant side effects when administered systemically. This flexibility allows us to work with a variety of drug candidates including small molecules, proteins, peptides or genes.

—

The Right Place: In addition to enabling systemic delivery, if advantageous for the therapy, with precise placement of our proprietary catheters or biodegradable drug delivery formulations, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminate many side effects caused by delivery of the drug to unintended sites in the body, and reduce the total amount of drug administered to the body.

—

The Right Amount: Our pharmaceutical systems can automatically deliver drug dosages continuously within the desired therapeutic range for the duration of the treatment period, from days to up to months, without the fluctuations in drug levels typically associated with conventional pills or injections. This can reduce side effects, eliminate gaps in drug therapy, conveniently ensure accurate dosing and patient compliance, and may reduce the total amount of drug administered to the body.

—

The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and to enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited to deliver drug for the right period of time for the intended indication, whether for hours or days for acute indications or months or years for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or oral dosage forms that create short-term effects.

DURECT Pharmaceutical Systems Technology

Our pharmaceutical systems combine engineering with proprietary small molecule pharmaceutical and biotechnology drug formulations to yield proprietary delivery technologies and products. Through this combination, we are able to control the rate and duration of drug administration, as well as, when desired, target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating medical conditions over an extended period of time. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biologics such as proteins, peptides and genes.

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

We currently have six major technology platforms:

The SABER Delivery System

The SABER system is a patented controlled-release technology that can be formulated for systemic or local administration of active agents via the parenteral or oral route. We are researching and developing a variety of controlled-release products based on the SABER technology. These include injectable controlled release products for systemic and local delivery and oral products. We believe that our SABER system can provide the basis for the development of a state-of-the-art biodegradable, controlled-release injectable. The SABER system uses a high-viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is liquid enough to inject easily with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot. Depending on how it is formulated, the SABER system can successfully deliver therapeutic levels of a wide spectrum of drugs from one day to three months from a single injection. Based on research and development work to date, our SABER technology has shown the following advantages:

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

The SABER Technology is the basis of POSIDUR, which is in Phase III clinical trials in the U.S. and Phase II clinical trials in the E.U. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil for which an end-of-Phase II meeting with the FDA was held in February 2009, and for which we hold worldwide development and commercialization rights. The TRANSDUR technology is also the basis for ELADUR, which is currently in Phase II testing and which we have licensed worldwide development and commercialization rights to Alpharma (which was acquired by King in December 2008).

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse deterrent oral products. The ORADUR technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. In December 2007, Remoxy successfully completed a pivotal Phase III clinical trial. Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data will be required to support the approval of Remoxy but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. On July 2, 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the Remoxy NDA and to address all FDA comments in the Complete Response Letter. King has recently announced that it has undertaken a likeability study and a pharmacokinetic trial in volunteers and plans to resubmit the NDA in the fourth quarter of 2010.

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

We also have an ORADUR-ADHD program in the preclinical / research stage and we expect to commence Phase I trials in 2010.

The DURIN Biodegradable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our LACTEL® brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. The DURIN technology is the basis of Memryte for the treatment of Alzheimer’s disease, with any future development controlled by Curaxis.

The DUROS Technology

The DUROS system is a miniature drug-dispensing pump which can be as small as a wooden matchstick. We have licensed the DUROS system for specified fields of use from ALZA Corporation (ALZA), pursuant to a development and commercialization agreement entered into effective April 1998. The DUROS system can be used for therapies requiring systemic or site-specific administration of drug. To deliver drugs systemically, the DUROS system is placed just under the skin, for example in the inner side of the upper arm, in an outpatient procedure that is completed in just a few minutes using local anesthetic. Removal or replacement of the product is also a simple and quick procedure completed in the doctor’s office.

The MICRODUR Biodegradable Microparticulate Technology

Our MICRODUR technology is a patented biodegradable microparticulate depot injectable. We have experience in microencapsulation of a broad spectrum of drugs using our LACTEL® brand polymers and co-polymers of lactic and glycolic acid. In our MICRODUR process, both standard and proprietary polymers are used to entrap an active agent in solid matrices or capsules comprising particles generally between 10 and 125 microns in diameter. Through a suitable choice of polymers and processing, sustained release from a few days to many months can be achieved. As with the DURIN technology, MICRODUR particles degrade fully in the body after the active agent is released. Our range of experience extends from the manufacturing of the polymer raw material to process and product development, scale-up and cGMP manufacturing.

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and in the future, commercializing pharmaceutical systems that address significant medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Focus on Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases that present the greatest challenges to medicine are chronic, debilitating diseases such as chronic pain, CNS disorders, cardiovascular disorders, cancer and degenerative neurological diseases. In addition, we have identified certain local and acute pain conditions that we believe can be addressed by improved therapeutics. Our initial efforts will focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions.

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

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have one program for which an NDA has been accepted but not approved by the FDA, and for which a Complete Response Letter has been received, and five different disclosed programs in clinical development, including two oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Build Our Own Sales and Marketing Organization.    Our goal is to become a specialty pharmaceutical company where we commercialize products with significant market potential. To that end, we intend, over the course of a few years, to build up commercial, sales and marketing capability and other required infrastructure in focused specialty areas. We will continue to pursue strategic alliances or collaborations from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Alpharma Ireland Limited (acquired by King in December 2008).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, we would also receive royalties on product sales. Alpharma will control and fund further development of the program. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in each such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma will convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. As of December 31, 2009, the cumulative aggregate payments received by us under this agreement were $24.9 million.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010. Under the terms of the amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for us and Nycomed to jointly direct and equally fund a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, we now have final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR. Subject to our right to initiate dispute resolution procedures in specified circumstances, Nycomed will now have final decision-making authority over clinical trials for the E. U. and other countries licensed to it. We now have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by us and Nycomed. In addition, we will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in the U.S., Canada, Japan and certain other countries. The agreement will continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed has the right to terminate the agreement after the expiration of patents covering POSIDUR in all major market countries in the E.U., for adverse product events, and within specified periods after certain clinical trials of POSIDUR. As of December 31, 2009, the cumulative aggregate payments received by us under this agreement were $34.8 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $6.8 million as of December 31, 2009.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the commercialization rights to certain products developed under the agreement (including Remoxy) to King. In December 2005, we amended our agreement with Pain

Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, we are entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2009, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2009, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $31.2 million.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, we will continue to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all Remoxy related costs incurred by us. The cumulative aggregate payments received by us from King as of December 31, 2009 were $811,000 under this agreement.

During 2008, we began to manufacture commercial lots of certain key excipients that are included in Remoxy to meet the anticipated requirements for these components. In addition, during the second, third and fourth quarters of 2008 and the first quarter of 2009, we made shipments of these materials to meet the production requirements of King, which has rights to commercialize Remoxy upon approval by the FDA. During these periods, all product revenue and associated cost of goods sold was deferred pending the establishment of definitive final terms and conditions even though cash receipts and expenditures occurred during these periods.

In August 2009, we entered into an exclusive long term excipient supply agreement with respect to REMOXY with King. This agreement stipulates the terms and conditions under which we will supply to King, based on our manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. The term of the agreement commenced on August 5, 2009 and will continue in effect until the earlier of the expiration of all licenses granted under the development and license agreement between the us and Pain Therapeutics or the termination or expiration of the 2005 development and license agreement between Pain Therapeutics and King, unless the agreement is terminated earlier in accordance with its terms. The agreement provides each party with specified termination rights, which include, but are not limited to, the right of King to terminate the agreement in the event that governmental action requires the withdrawal of REMOXY from all countries in the territory or results in the withdrawal of required manufacturing approvals, or upon a change of control of us, in which case termination will be effective one year after notice by King. We may terminate the agreement if we are unable to procure suitable and sufficient quantities of certain raw materials required to produce the excipient ingredients. Each party may terminate the agreement upon material breach of the agreement by, or the bankruptcy or insolvency of, the other party, in each case subject to a cure period. The agreement further specifies the rights and obligations of us and King with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities.

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    On March 10, 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returned their right to develop and commercialize TRANSDUR-Sufentanil in the

U.S. and Canada to us effective August 26, 2009. As of December 31, 2009, the cumulative aggregate payments received by us under this agreement were $21.5 million.

Curaxis Pharmaceutical Corporation (formerly Voyager Pharmaceutical Corporation).    In July 2002, we entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (now Curaxis). Under the terms of the agreement, as amended in January 2007, we have licensed Curaxis world-wide rights to develop a product using our DURIN technology to provide sustained release of leuprolide based on Curaxis’s patented method of treatment of Alzheimer’s disease. The amended agreement also provides Curaxis with the right to commercialize the resulting product on a worldwide basis. We are responsible for preclinical development, product manufacture and other specified tasks. Under the amended agreement, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments from Curaxis of up to $3.0 million in the aggregate. As of December 31, 2009, we had received $500,000 in cumulative milestone payments. We are also entitled to receive reimbursement for any research and development work we perform. If Memryte is commercialized, we will receive royalties based on product sales of between ten to fourteen percent (10-14%) of the net sales of Memryte. In addition, we are entitled to receive ten percent (10%) of any upfront, milestone and other fees received by Curaxis in the event that Memryte is sublicensed to a third party. This agreement can be terminated by either party for material breach by the other party. As of December 31, 2009, the cumulative aggregate payments received by us under this agreement were $11.6 million. Development of Memryte has been halted pending raising of additional funds by Curaxis.

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

EpiCept Corporation.    In December 2006, we entered into a license agreement with EpiCept Corporation (EpiCept) that provides us with the exclusive, worldwide license to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. In September 2008, the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license for a transdermal patch containing bupivacaine under all fields of use covered by the EpiCept intellectual property. In consideration of the license, we paid EpiCept a cumulative amount of $3.25 million in full satisfaction of all future payment obligations to EpiCept under the license agreement.

NeuroSystec Corporation.    In May 2004, we entered into an exclusive license agreement with NeuroSystec Corporation (NeuroSystec), a privately-held corporation founded by Alfred E. Mann, under which we granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first development product is currently in early clinical development. We are responsible for formulation development of products utilizing our drug delivery platforms and manufacture and supply of product components consisting of our drug delivery platforms. We will receive certain milestone payments if certain development and commercialization milestones are achieved, as well as royalties based on product sales if products are commercialized under the agreement. This agreement will remain in effect until the expiration of NeuroSystec’s royalty obligations under the agreement, which will occur when the last of our related patent rights expire or are found to be invalid, unless the agreement is otherwise terminated earlier. This agreement can be terminated by either party for material breach by the other party and by NeuroSystec without cause. In connection with the agreement, we received a minority equity ownership interest in NeuroSystec.

Commercial Businesses

ALZET®

We currently make and sell the ALZET product line on a worldwide basis. We market the ALZET product line through a direct sales force in the U.S. and through a network of distributors outside the U.S.

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to four weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 11,000 scientific references that now exist.

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

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for our pharmaceutical systems to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. However, our goal is to become a specialty pharmaceutical company that commercializes its own products with significant market potential. To that end, we intend, over the course of a few years, to build up commercial, sales and marketing capability and other required infrastructure in focused specialty areas, although there can be no assurance that we will be able to do so. We will continue to pursue strategic alliances and collaborators from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

We market and sell our ALZET product line through a direct sales force in the U.S. and through a network of distributors outside of the U.S. We market and sell our LACTEL product line through a direct sales force.

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIDUR, Remoxy and other ORADUR-based opioid drug candidates licensed to Pain Therapeutics, pursuant to a supply agreement with Eastman Chemical Company. We purchase sufentanil for TRANSDUR-Sufentanil pursuant to a supply agreement with Mallinckrodt, Inc. We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR.

Our supply agreement with Eastman Chemical Company requires us to purchase a certain portion of our requirements for sucrose acetate isobutyrate from Eastman Chemical and obligates us to pay a fee per annum if our purchases do not meet specified sales targets. The agreement may be terminated by either party under certain circumstances, including any material uncured breach by, or the insolvency, liquidation or bankruptcy of, or similar proceedings involving, the other party.

Our supply agreement with Mallinckrodt, Inc. requires us to purchase a certain portion of our requirements for sufentanil from Mallinckrodt, and has no other minimum purchase requirements or exclusivity provisions. The initial term of the agreement expired on September 30, 2009 and is subject to automatic renewal for additional one-year terms unless either party provides one year notice of its intention not to renew the agreement. In addition, either party may terminate the Mallinckrodt agreement on 30 days notice for any material uncured breach by, or the bankruptcy of or similar proceedings involving, the other party. Finally, we may terminate the Mallinckrodt agreement on 60 days notice if we reasonably determine that the price being charged by Mallinckrodt is higher than the prevailing price for similar quantities of like grade or quality, or if we cease to develop or commercialize any products incorporating the products we purchase from Mallinckrodt.

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

Customers

Our product revenues are derived from sale of the ALZET and LACTEL product lines as well as from the sale of certain key excipients that are included in Remoxy to our customer (King). Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect this trend to continue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2009, King accounted for 41% of our total revenues and no other customers accounted for more than 10% of total revenues. In 2008, revenues from our collaborative agreements with Pain Therapeutics, Endo, Alpharma, and Nycomed represented 24%, 15%, 13% and 11% of our total revenues, respectively. In 2007, revenues from our collaborative agreements with Nycomed, Pain Therapeutics, and Endo represented 36%, 16% and 16% of our total revenues, respectively.

At December 31, 2009, Nycomed and King accounted for 39% and 11% of our net accounts receivable, respectively. At December 31, 2008, Nycomed and Alpharma accounted for 31% and 29% of our net accounts receivable, respectively. At December 31, 2007, Pain Therapeutics, Nycomed and Endo accounted for 36%, 19% and 16% of our net accounts receivable, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. We have contracted with Hospira Worldwide and Corium International to manufacture clinical and commercial supplies of POSIDUR and ELADUR respectively. In addition, we have a small multi-discipline manufacturing facility in Cupertino, CA that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Remoxy, TRANSDUR-Sufentanil, ELADUR, and Memryte. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in Cupertino, CA, Vacaville, CA and Pelham, AL. We manufacture our ALZET product line and certain key components for Remoxy at our Vacaville, CA facility and our LACTEL product line at our Pelham, AL facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. In the fourth quarter of 2007 and first quarter of 2008, in two separate tranches, we acquired from a third party a portfolio of worldwide patents relating to drug delivery technologies. This portfolio consists of approximately 22 issued and pending U.S. patents and patent applications as well as their international counterparts. We believe this portfolio will benefit our business by broadening our drug delivery technology base and strengthening our intellectual property position. As of February 26, 2010, we held 58 issued U.S. patents and 371 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 90 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 532 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license to continue developing or marketing these products. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the U.S. Patent and Trademark Office (USPTO) may be

necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to and diversion of effort by us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

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

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act (the Act) before our initial pharmaceutical systems may be marketed in the U.S. generally involves the following:

—	preclinical laboratory and animal tests;

—	submission of an Investigational New Drug (IND) application which must become effective before clinical trials may begin;

—	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

—	FDA approval of a new drug application.

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

—

Phase II:    Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

—

Phase III:    When Phase II clinical trials demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population, at multiple, geographically dispersed clinical study sites.

In the case of products for severe diseases, such as chronic pain, or life-threatening diseases such as cancer, the initial human testing is often conducted in patients with disease rather than in healthy volunteers. Since these patients already have the target disease or condition, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials, and thus these trials are frequently referred to as Phase I/II clinical trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III clinical trials of our pharmaceutical systems within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. During the clinical development of products, sponsors frequently meet and consult with the FDA in order to ensure that the design of their studies will likely provide data both sufficient and relevant for later regulatory approval; however, no assurance of approvability can be given by the FDA.

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

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held a public meeting on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. Through this process, FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and the other ORADUR- based opioid drug candidates licensed to Pain Therapeutics, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, and implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, NeurogesX, Alexza, I-Flow (Kimberly-Clark), Javelin

Pharmaceuticals, Cadence Pharmaceuticals, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 2 Results Way, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our web site address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Our Code of Ethics can be found on our website.

Employees

As of February 26, 2010 we had 127 employees, including 77 in research and development, 22 in manufacturing and 28 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 26, 2010 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	72	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	53	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	50	Chief Financial Officer
Joseph Stauffer, D.O., M.B.A.	43	Chief Medical Officer and Executive Vice President, Corporate Strategy
Jean I Liu, J.D., M.S.	41	Senior Vice President, General Counsel and Secretary
Paula Mendenhall, Pharm.D.	66	Executive Vice President, Operations and Administration
Su Il Yum, Ph.D.	70	Executive Vice President, Pharmaceutical Systems Research and Development

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

Joseph Stauffer, D.O., M.B.A. joined DURECT in June 2009 as Chief Medical Officer and Executive Vice President, Corporate Strategy. Prior to joining DURECT, Dr. Stauffer was at Alpharma Inc. from 2004 to 2009, where his latest position was as Chief Medical Officer and Senior Vice President of Clinical Research & Medical Affairs. Prior to joining Alpharma, Dr. Stauffer was employed at Abbott Laboratories from 2002 to 2004 as Global Medical Director. Prior to Abbott, he worked at the FDA from 2000 to 2002 as a Medical Review Officer in the Analgesic Division of the Center for Drug Evaluation and Research. Dr. Stauffer is a founding member of the Initiative on Methods, Measurement and Pain Assessment in Clinical Trials (IMMPACT). This on-going collaboration between pharma, FDA, NIH, academia and patient advocacy groups helps to develop core domains and outcomes for chronic pain clinical trials. Dr. Stauffer graduated from the Philadelphia College of Osteopathic Medicine and completed residency training in Anesthesiology at the Johns Hopkins University Hospital, where he is currently an Adjunct Assistant Professor in the Department of Anesthesiology and Critical Care Medicine. Dr. Stauffer is a veteran of the U.S. Navy, honorably discharged as a Lieutenant Commander after serving eight years as a Naval Medical Officer. He completed his MBA in September 2009 as part of the TRIUM Global Executive MBA Program, a joint degree granted by NYU Stern School of Business, HEC School of Management (Paris) and the London School of Economics and Political Science.

Jean I Liu, J.D., M.S. has served as our Senior Vice President and General Counsel since February 2003. She was appointed Secretary of the corporation in March 2004. She served as our Vice President of Legal and General Counsel from February 1999 to February 2003. Previously, from October 1998, Ms. Liu served as our Vice President of Legal. Prior to that, Ms. Liu worked as an attorney at Venture Law Group, a law firm, from May 1997 to October 1998. Ms. Liu worked as an attorney at Pillsbury Madison & Sutro LLP, a law firm, from September 1993 to May 1997. Ms. Liu holds a B.S. in Cellular & Molecular Biology from University of Michigan, an M.S. in Biology from Stanford University and a J.D. from Columbia University School of Law. Ms. Liu is a member of the State Bar of California and is admitted to practice before the USPTO.

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

We or our third-party collaborators must conduct and satisfactorily complete required laboratory performance and safety testing, animal studies and clinical trials for our pharmaceutical systems before they can be sold

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our most advanced publicly announced development programs is as follows:

—

Remoxy—In December 2007, Pain Therapeutics and King reported positive results from the pivotal Phase III trial submitted under an approved Special Protocol Assessment (SPA) with the FDA; the NDA was submitted to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. In July 2009, King met with the FDA to discuss the Complete Response Letter for Remoxy. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the REMOXY NDA and to address all FDA comments in the Complete Response Letter. King recently announced that it has undertaken a likeability study and a pharmacokinetic trial in volunteers and plans to resubmit the NDA in the fourth quarter of 2010. There can be no assurance that any resubmission of the NDA by King will be timely or sufficient to gain approval of Remoxy.

—

POSIDUR—A successful Phase IIb clinical trial in hernia surgery was completed and an end-of-Phase II meeting has been held with the FDA. In 2009, we completed a successful Phase IIb clinical study in 60 shoulder surgery patients, and Nycomed is conducting Phase IIb studies in hysterectomy patients and shoulder surgery patients. These trials are being conducted by Nycomed in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes. In January 2010, we announced that we had commenced BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. There can be no assurance that these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

—

TRANSDUR-Sufentanil Patch—Our license agreement with Endo to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada was terminated effective August 26, 2009. Prior to the termination of the license agreement, Endo successfully completed a Phase II program for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. The most recent Phase II study met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and detailed proposed protocols for Phase III were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. As a result of that meeting, we believe we understand the anticipated regulatory pathway for the Phase III program and approval, which will follow a 505(b)2 pathway as discussed with FDA. This pathway would allow us to reference third-party data, potentially reducing time and expense. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

—

ELADUR— A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. In 2008, we conducted manufacturing scale-up and processing activities to secure additional supplies for Phase II and Phase III clinical trials, and developed our clinical and regulatory strategy for further development of this program. Effective October 2008, we entered into a development and license agreement with Alpharma, granting it the exclusive worldwide rights to develop and commercialize ELADUR. Alpharma was acquired by King in December 2008 and, as a result, Alpharma’s rights and obligations under the agreement have now been assumed by King. Our main activities since December 2008 have involved interacting with the King team on details associated with next steps in the clinical program, which King expects to initiate in the first half of 2010. There can be no assurance that King will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

Many of our drug candidates under development including Remoxy and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, a new requirement by the FDA, which could delay the approval of these drug candidates and increase the cost, burden and liability associated with the commercialization of these drug candidates

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held a public meeting on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Nycomed, Alpharma (acquired by King), Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. They may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Nycomed with respect to POSIDUR, Alpharma (acquired by King) with respect to ELADUR and Orient Pharma with respect to ORADUR-ADHD, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2009, had an accumulated deficit of approximately $313.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We may develop our own sales force to market POSIDUR but we have limited sales experience and may not be able to do so effectively

We may choose to develop our own sales force to market POSIDUR in the United States if POSIDUR is approved for marketing by the FDA. Developing a sales force will require substantial expenditures. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our other ORADUR-based drug candidates) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our other ORADUR-opioids and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of February 26, 2010, we held 58 issued U.S. patents and 371 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 90 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 532 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual’s relationship with us will be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference proceedings declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Some of our pharmaceutical systems contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our pharmaceutical systems currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. The TRANSDUR-Sufentanil patch, Remoxy and our other ORADUR-based drug candidates, and other pharmaceutical systems we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our pharmaceutical systems containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our pharmaceutical systems containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of long-lived assets and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008, which impacted our financial statements. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2009 and determined that goodwill was not impaired as of December 31, 2009. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow, Cumberland Pharmaceuticals, Covidien, Shire, Johnson & Johnson, Eli Lilly and Novartis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Alexza, Cadence Pharmaceuticals, Javelin Pharmaceuticals, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Potential new accounting pronouncements and legislative actions are likely to impact our future financial position or results of operations

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King, Nycomed, Alpharma (now owned by King) and Orient Pharma) to develop and commercialize successfully the respective pharmaceutical systems they are developing;

—

adverse results (including adverse events) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our other ORADUR-based drug candidates or other pharmaceutical systems;

—	announcements of FDA non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process;

—

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our pharmaceutical systems, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

—	announcements of technological innovations, patents or new products by our competitors;

—	regulatory developments in the United States and foreign countries;

—	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

—	developments concerning our strategic alliances or acquisitions;

—	actual or anticipated variations in our operating results;

—	changes in recommendations by securities analysts or lack of analyst coverage;

—	deviations in our operating results from the estimates of analysts;

—	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

—	changes in accounting principles; or

—	loss of any of our key scientific or management personnel.

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

—

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires February 2011

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2010 (with an option to renew for an additional five years)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

Year ended December 31, 2008	Common Stock Price
	Low	High
First Quarter	$4.07	$6.43
Second Quarter	3.67	5.41
Third Quarter	3.66	5.96
Fourth Quarter	2.87	5.38

Year ended December 31, 2009	Low	High
First Quarter	$1.44	$3.39
Second Quarter	2.03	2.82
Third Quarter	2.25	2.92
Fourth Quarter	2.09	2.54

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 26, 2010 was $2.39 per share. As of that date there were approximately 139 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2004. The graph assumes that $100 was invested on December 31, 2004. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/04 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
DURECT CORPORATION	100.00	154.57	135.37	196.04	103.35	75.30
NASDAQ STOCK MARKET (U.S.)	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ BIOTECHNOLOGY	100.00	102.84	103.89	108.65	94.93	109.77

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data at December 31, 2009 and 2008 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$12,180	$18,336	$22,417	$13,786	$20,032
Product revenue, net	12,113	8,765	8,258	8,108	6,939
Revenue from sale of intellectual property rights	—	—	—	—	1,600

Total revenue	24,293	27,101	30,675	21,894	28,571

Operating expenses:
Cost of revenue	5,311	3,365	3,225	3,248	2,815
Research and development	34,634	39,411	38,342	37,241	29,141
Selling, general and administrative	15,020	15,510	13,649	12,841	12,243
Write down of deferred royalties and commercial rights	—	13,480	—	—	—

Total operating expenses	54,965	71,766	55,216	53,330	44,199

Loss from operations	(30,672)	(44,665)	(24,541)	(31,436)	(15,628)
Other income (expense):
Interest income and other	420	1,547	3,545	3,832	2,270
Interest expense	(36)	(789)	(2,625)	(3,436)	(4,363)
Debt conversion expense	—	—	(718)	(2,287)	(403)

Net other income (expense)	384	758	202	(1,891)	(2,496)

Loss before income taxes	(30,288)	(43,907)	(24,339)	(33,327)	(18,124)
Income tax provision	—	—	—	—	4

Net loss	$(30,288)	$(43,907)	$(24,339)	$(33,327)	$(18,128)

Basic and diluted net loss per share	$(0.36)	$(0.56)	$(0.35)	$(0.51)	$(0.34)
Shares used in computing basic and diluted net loss per share	83,427	78,332	70,483	65,961	53,719

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$41,552	$52,692	$62,016	$81,607	$90,997
Working capital	34,796	43,401	25,700	63,100	84,202
Total assets	58,151	74,874	84,020	102,485	117,414
Convertible subordinated notes	—	—	23,559	37,337	57,337
Other long-term liabilities	508	656	1,083	910	832
Stockholders’ equity	27,843	37,564	34,581	37,032	43,352

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009, 2008 and 2007 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	the progress of our third-party collaborations, including estimated milestones;

—	our intention to seek, and ability to enter into strategic alliances and collaborations;

—	responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us;

—	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture product;

—	market opportunities for products in our product pipeline;

—	the number of patients enrolled and the timing of patient enrollment in clinical trials;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials and the commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, E.U. and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas;

—	the continued services of key management, technical and scientific personnel;

—	future performance, sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

—	the composition of future revenues;

—	tax benefits, including net operating loss carryforwards and research and development tax credits; and

—	accounting policies and estimates, including revenue recognition policies;

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have six disclosed on-going product candidates in clinical development.

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the amortization of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Endo, Pain Therapeutics, Nycomed, King and others. In contrast to our other collaborations, due to the terms and nature of the Nycomed collaboration, we do not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to ASC 808-10, Accounting for Collaborative Arrangements. Rather, we record research and development expense equal to our net share of the joint research and development expenses undertaken under the product development plan.

Product Revenues

We currently generate product revenue from the sale of three product lines:

—	ALZET® osmotic pumps for animal research use;

—	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

—	certain key excipients that are included in Remoxy.

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

Reduction In Force

In March 2009, we reduced the size of our California workforce by 41 employees or approximately 24% of our headcount. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives for the year. We substantially completed this headcount reduction during the first quarter of 2009, and incurred approximately $443,000 in severance costs for the impacted employees in 2009.

Operating Results

Since our inception in 1998, we have had a history of operating losses. At December 31, 2009, we had an accumulated deficit of $313.9 million and our net losses were $30.3 million, $43.9 million and $24.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities as well as to incur additional stock-based compensation costs related to research and development personnel. We expect selling, general and administrative expenses to remain comparable in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Accounting Standards Codification (ASC) 605, Revenue Recognition. Multiple element agreements entered into are evaluated under the provision of ASC 605-25, Multiple-Element Arrangements. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered element(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectibility of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to ASC 808-10, Collaborative Arrangements, for joint control and funding development activities, we will not recognize revenue from the reimbursement of the research and development expenses but instead those reimbursements receivable from the joint venture party will be recorded as a reduction in research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by us are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursable by us are recorded as an addition to our research and development expenses in the period incurred.

Intangible Assets and Goodwill

We record intangible assets when we acquire other companies and intellectual property rights. The cost of an acquisition is allocated to the assets acquired and liabilities assumed, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as completed or core technologies are amortized over time.

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

We perform a review for impairment of goodwill at least annually in accordance with ASC350, Intangibles – Goodwill and Other. No impairment of goodwill has been recorded through December 31, 2009. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Stock-Based Compensation

Under the provisions of ASC 718, Compensation – Stock Compensation , employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black Scholes option-pricing model and is recognized as expense ratably over the requisite period in a manner similar to other forms of compensation paid to employees.

We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, consistent with ASC 718, Compensation – Stock Compensation. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. ASC 718 equires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Recent Accounting Pronouncements

See Note 1 under “Summary of Significant Accounting Policies” of the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Balance Sheets and Statements of Operations.

Results of Operations

Comparison of years ended December 31, 2009, 2008 and 2007

Revenues.    Net revenues were $24.3 million in 2009 compared to $27.1 million in 2008. The decrease in total revenues in 2009 was primarily attributable to lower collaborative research and development revenue recognized from our agreements with Pain Therapeutics, Endo and Nycomed, partially offset by higher collaborative research and development revenue from King, higher product revenue from the sale of our LACTEL biodegradable polymer product line and revenue from the sale of certain excipients included in Remoxy to King. Revenue in 2009 also included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as product revenue in that period.

Net revenues were $27.1 million in 2008 compared to $30.7 million in 2007. We recognized $850,000 of milestone revenue in 2008 from our Pain Therapeutics collaboration as compared to $8.0 million recognized in 2007 from our Nycomed collaboration. Excluding the milestone revenue, total revenue in 2008 increased compared to 2007 primarily due to higher collaborative research and development revenue recognized from our agreements with Alpharma (acquired by King) and Pain Therapeutics as well as higher product revenue from our ALZET and LACTEL product lines, partially offset by lower collaborative research and development revenue from Endo and from feasibility agreements with various third parties.

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

We recorded $12.2 million of collaborative research and development and other revenue in 2009 compared to $18.3 million in 2008. The decrease in collaborative research and development revenue in 2009 was primarily attributable to lower revenue recognized in connection with our agreements with Pain Therapeutics and Endo as well as lower amortization of the upfront payment under our agreement with Nycomed, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with King and other feasibility agreements compared with 2008.

We recorded $18.3 million of collaborative research and development and other revenue in 2008 compared to $22.4 million in 2007. The decrease in collaborative research and development and other revenue in 2008 was primarily attributable to our recognition in 2007 of $8.0 million of milestone revenue from our Nycomed collaboration related to POSIDUR. Excluding the impact of milestone revenue, collaborative research and development revenue increased in 2008 due to higher revenue recognized in connection with our agreement with Alpharma (acquired by King) and Pain Therapeutics, partially offset by lower collaborative research and development revenue recognized in connection with our agreement with Endo and from feasibility agreements compared with 2007.

We received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was modified in the first quarter and the fourth quarter of 2009 as a result of updated development plans for POSIDUR in Europe.

We also received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement had been estimated based on the product development plan pursuant to the agreement. Our estimate of the remaining term of our continuing involvement was modified in the fourth quarter of 2008 as a result of Endo’s termination notice that we received in February 2009.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$7,024	$3,412	$—
Nycomed Danmark ApS (Nycomed)(2)	1,453	3,051	11,051
Endo Pharmaceuticals, Inc. (Endo)(3)	985	3,934	4,818
Pain Therapeutics, Inc. (Pain Therapeutics)(4)	317	6,410	4,864
Others	2,401	1,529	1,684

Total collaborative research and development and other revenue	$12,180	$18,336	$22,417

(1)	Amounts related to the amortization of upfront fees were $3.4 million in 2009, $752,000 in 2008 and zero in 2007. Alpharma is now owned by King.

(2)	Amounts related to the amortization of upfront fees were $1.5 million in 2009, and $3.1 million in both 2008 and 2007. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

(3)	Amounts related to the amortization of upfront fees were $875,000 in 2009, $3.0 million in 2008 and $2.2 million in 2007. Our agreement with Endo was terminated effective August 26, 2009.

(4)	Amounts related to milestone revenue recognized in connection with the Pain Therapeutics collaboration were zero in 2009, $850,000 in 2008 and zero in 2007.

We amortize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone. We recorded $850,000 of milestone revenue from our Pain Therapeutics collaboration related to the achievement of clinical and regulatory milestones in 2008 and $8.0 million of milestone revenue from our Nycomed collaboration due to the achievement of a clinical development milestone for POSIDUR in 2007.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $12.1 million, $8.8 million and $8.3 million in 2009, 2008 and 2007, respectively. The increase in product revenue in 2009 compared with 2008 was primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King. Product revenue in 2009 also included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as revenue in that period. In addition, we experienced higher product revenue from our LACTEL polymer product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold in 2009.

The increase in product revenue in 2008 compared with 2007 was primarily due to higher average selling prices for our ALZET mini pump and LACTEL polymers in 2008 compared with 2007. Product revenues attributable to the shipments of certain excipients that are included REMOXY in 2008 aggregating $1.3 million in 2008 had been deferred until a final supply agreement with King was signed in the third quarter of 2009.

Cost of revenues.    Cost of revenues was $5.3 million, $3.4 million and $3.2 million in 2009, 2008 and 2007, respectively. Cost of revenues includes the cost of product revenue from our ALZET mini pump product line, our LACTEL polymer products and certain excipients that are included in Remoxy. The increase in the cost of product revenue in 2009 compared with 2008 was primarily the result of recognizing $2.0 million of cost of certain excipients for Remoxy sold to King, partially offset by lower units sold from our ALZET mini pump product line and improved manufacturing efficiency from our LACTEL polymer product line. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. The increase in the cost of product revenue in 2008 compared with 2007 was primarily the result of higher product revenue by our ALZET and LACTEL product lines in 2008. Cost of goods sold aggregating $562,000 in 2008 had been deferred until the execution of a final supply agreement with King in the third quarter of 2009. Stock based compensation expense recognized related to cost of revenues was $433,000, $135,000 and $130,000 in 2009, 2008 and 2007, respectively.

As of December 31, 2009, 2008 and 2007, we had 22, 31 and 23 manufacturing employees, respectively.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. In addition, research and development expenses incurred by us and reimbursed by Nycomed are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursed by us are recorded as additional research and development expenses. Research and development expenses were $34.6 million, $39.4 million and $38.3 million in 2009, 2008 and 2007. The decrease in 2009 was primarily attributable to lower development costs associated with ELADUR, Remoxy and other select ORADUR-based opioid drug candidates and our biologics programs, partially offset by higher development costs associated with POSIDUR and other research programs compared to 2008 as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under our amended agreement with EpiCept and recorded this amount as a research and development expense in 2008. Stock-based compensation expense recognized related to research and development personnel was $7.2 million, $5.6 million and $4.3 million in 2009, 2008 and 2007, respectively.

The increase in 2008 was primarily attributable to higher development costs associated with ELADUR, Remoxy and other ORADUR-based opioid drug candidates, and our biologics programs, partially offset by decreased clinical trial expenses for POSIDUR, decreased development costs associated with CHRONOGESIC, TRANSDUR-Sufentanil and other research programs as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under the amended agreement with EpiCept and recorded this amount as a research and development expense in 2008.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
POSIDUR(1)	$14,083	$8,081	$10,924
ELADUR(2)	3,823	11,852	5,132
ORADUR-ADHD	2,155	1,091	—
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	1,688	5,274	4,372
Biologics Programs	1,638	4,614	3,193
TRANSDUR-Sufentanil	1,387	1,365	2,843
CHRONOGESIC	36	89	1,719
Memryte(3)	—	—	1,271
Others	9,824	7,045	8,888

Total research and development expenses(4)	$34,634	$39,411	$38,342

(1)	Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.5 million, $3.6 million and $6.2 million in 2009, 2008 and 2007, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $4.7 million, $2.2 million and $1.2 million in 2009, 2008 and 2007, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was signed in November 2006.

(2)	Reported research and development expenses in 2008 includes a one-time cash payment of $2.25 million which we made in September 2008 as part of the amendment of its license agreement with EpiCept.

(3)	Reported research and development expenses in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of its license agreement with Curaxis.

(4)	Includes stock-based compensation expenses of $7.2 million, $5.6 million, and $4.3 million in 2009, 2008 and 2007, respectively.

POSIDUR

Our research and development expenses for POSIDUR increased to $14.1 million in 2009 from $8.1 million in 2008. The increase was primarily due to higher costs associated with clinical trials conducted by Nycomed and us. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.5 million in 2009 compared to $3.6 million in 2008, which are accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $4.7 million in 2009 compared to $2.2 million in 2008, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our net research and development expenses for POSIDUR were increased by $1.2 million in 2009 compared with a reduction of $1.4 million in 2008. The net increase or reduction in research and development expenses represents a net payment to or a net reimbursement from Nycomed reflecting that both parties bore 50% of the development expenses defined under the collaboration agreement for POSIDUR.

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

ELADUR

Our research and development expenses for ELADUR decreased to $3.8 million in 2009 from $11.9 million in 2008. The decreases in 2009 were primarily due to lower employee costs, non-clinical studies and contract manufacturing expenses related to this product candidate. In addition, we paid $2.25 million to EpiCept in 2008 related to certain intellectual property relevant to ELADUR under the amended agreement with EpiCept.

Our research and development expenses for ELADUR increased to $11.9 million in 2008 from $5.1 million in 2007. The increases were primarily due to higher employee costs and contract manufacturing expenses related to manufacturing scale-up and processing activities to secure additional supplies for Phase II and Phase III clinical trials for this drug candidate in 2008 as well as the $2.25 million to EpiCept in 2008 related to certain intellectual property relevant to ELADUR.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD increased to $2.2 million in 2009 from $1.1 million in 2008. The increase was primarily due to increased formulation and other development activities for this program in 2009.

Our research and development expenses for ORADUR-ADHD increased to $1.1 million in 2008 from zero in 2007. The increase was primarily due to the initial formulation and other development activities for this program in 2008.

Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for Remoxy and other opioids licensed to Pain Therapeutics decreased to $1.7 million in 2009 from $5.3 million in 2008. The decrease was primarily due to decreased support activities for Remoxy after the filing of the Remoxy NDA as well as decreased formulation and clinical manufacturing activities for other select ORADUR-based opioid drug candidates in 2009.

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $5.3 million in 2008 from $4.4 million in 2007. The increase was primarily due to increased NDA support activities for Remoxy as well as additional formulation and clinical manufacturing activities for other ORADUR-based opioid drug candidates in 2008.

Biologics Programs

Our research and development expenses for biologics programs decreased to $1.6 million in 2009 from $4.6 million in 2008. The decrease was primarily due to lower external costs and employee related costs in support of these programs in 2009.

Our research and development expenses for biologics programs increased to $4.6 million in 2008 from $3.2 million in 2007. The increase was primarily due to higher external costs and employee related costs in support of these programs in 2008.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $1.4 million in both 2009 and 2008. We incurred higher employee related cost for this product candidate in 2009 than in 2008, offset by decreased external costs after Endo returned the program to us in 2009.

Our research and development expenses for TRANSDUR-Sufentanil decreased to $1.4 million in 2008 from $2.8 million in 2007. The decrease was primarily due to lower development support activities performed in support of this drug candidate in 2008.

CHRONOGESIC® (sufentanil) Pain Therapy System

Our research and development expenses for CHRONOGESIC decreased to $36,000 in 2009 from $89,000 in 2008. The decrease was primarily due to minimal costs incurred for this program in 2009.

Our research and development expenses for CHRONOGESIC decreased to $89,000 in 2008 from $1.7 million in 2007. The decrease was primarily due to lower employee related costs and external development expenses in 2008.

Memryte

Our research and development expenses for Memryte decreased to zero in both 2009 and 2008 from $1.3 million in 2007 as we did not undertake any research and development activities for this product candidate in 2009 and 2008. The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which we made in January 2007 as part of the amendment of our license agreement with Curaxis.

Other DURECT Research Programs

Our research and development expenses for all other activities increased to $9.8 million from $7.0 million in 2008. The increase was primarily due to higher employee related costs and increased formulation and clinical development activities for these programs.

Our research and development expenses for all other activities decreased to $7.0 million in 2008 from $8.9 million in 2007. The decrease was primarily due to lower employee related costs, partially offset by increased formulation and clinical development activities for these programs.

As of December 31, 2009, 2008 and 2007, we had 77, 104 and 117 research and development employees respectively. We expect research and development expenses to increase in the near future as we continue product development efforts for our internal and partnered product candidates.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $15.0 million in 2009 compared with $15.5 million in 2008. The decrease in selling, general and administrative expenses was primarily attributable to lower employee, patent and consulting expenses incurred in 2009 compared with 2008. Stock-based compensation expense recognized related to selling, general and administrative personnel was $3.8 million, $2.8 million and $2.3 million in 2009, 2008 and 2007, respectively.

Selling, general and administrative expenses were $15.5 million in 2008 compared with $13.6 million in 2007. The increase in selling, general and administrative expenses was primarily attributable to higher employee related costs as well as increased patent related expenses in 2008 compared with 2007.

As of December 31, 2009, 2008 and 2007, we had 28, 38 and 36 selling, general and administrative personnel, respectively. We expect selling, general and administrative expenses to remain comparable in the near future to support our business activities.

Write down of deferred royalties and commercial rights.    Write down of deferred royalties and commercial rights was zero, $13.5 million and zero in 2009, 2008 and 2007, respectively. In 2000, we recorded the fair value of common stock and a warrant that we issued to ALZA Corporation in connection with an amended agreement related to CHRONOGESIC. The amounts were recorded in stockholders’ equity as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, we made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write down of deferred royalties and commercial rights given the fact that there are no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

Other Income (Expense).    Interest and other income was $420,000, $1.5 million and $3.5 million in 2009, 2008 and 2007, respectively. The decreases in interest income were primarily the result of lower yields on our investments as well as lower average cash and investment balances in 2009 and 2008 compared with 2007.

Interest expense was $36,000, $789,000 and $2.6 million in 2009, 2008 and 2007, respectively. The decrease in interest expense in 2009 and 2008 was primarily due to lower outstanding balances on our convertible notes in 2009 and 2008 compared with 2007 due to the conversion of the remaining $23.6 million in aggregate principal amount of convertible notes in June 2008.

Debt conversion expense was zero, zero and $718,000 in 2009, 2008 and 2007, respectively. The debt conversion expense in 2007 was recorded in connection with the conversion of $13.7 million in aggregate principal amount of the 6.25% convertible notes into 4.4 million shares of our common stock.

Income taxes.    As of December 31, 2009, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $212.5 million, which expire in the years 2018 through 2029, and federal research and development tax credits of approximately $4.2 million, which expire at various dates beginning in 2018 through 2029, if not utilized. As of December 31, 2009, we had NOL carryforwards for state income tax purpose of approximately $131.8 million, which expire in the years 2012 through 2029, and state research and development tax credits of approximately $4.6 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2009 and 2008, we had net deferred tax assets of $107.3 million and $96.4 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2009 and December 31, 2008. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into our common stock. We also issued approximately 4.4 million shares of our common stock to Venrock in connection with an equity financing in September 2009. These transactions may also have resulted in a change of control or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under ASC 740, Income Taxes. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2009 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $41.6 million and $52.7 million at December 31, 2009 and 2008, respectively. This includes $431,000 and $1.0 million of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2009 and 2008, respectively, which primarily serve as collateral for letters of credit securing our leased facilities and Alabama State Industrial Development Bonds payments which were assumed by us as part of our acquisition of SBS (SBS Bonds). The letter of credit related to the SBS bonds expired in November 2009. The letter of credit related to the security deposit of the leased facilities will expire in December 2012.

The decrease in cash, cash equivalents and investments from 2008 to 2009 was primarily the result of ongoing operating expenses, partially offset by approximately $9.9 million received from our equity financing in 2009 as well as other payments received from our customers and third-party collaborators. The decrease in cash, cash equivalents and investments from 2007 to 2008 was primarily the result of ongoing operating expenses, partially offset by a $20.0 million milestone payment from Alpharma and other payments received from our customers and third-party collaborators.

Working capital was $34.8 million, $43.4 million and $25.7 million at December 31, 2009, 2008 and 2007, respectively. The decrease in working capital from 2008 to 2009 was primarily attributable to cash used for operations in 2009, partially offset by the receipt of net proceeds from our equity financing in 2009. The increase in working capital from 2007 to 2008 was primarily attributable to the exchange of the $23.6 million in aggregate principal amount of convertible notes at maturity in June 2008 into approximately 7.5 million shares of common stock, partially offset by cash used for operations in 2008.

We used $20.9 million, $9.4 million and $18.3 million of cash in operating activities in the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cash used in operating activities in 2009 was primarily due to decreases in accounts receivable and inventory balances in 2009 compared with 2008. The decrease in cash used in operating activities in 2008 was primarily due to a $20.0 million milestone payment received from Alpharma in 2008 and increases in accounts receivable and inventory balances in 2008 compared with 2007.

We used $10.4 million of cash from investing activities in the year ended December 31, 2009 but generated $289,000 and $13.1 million of cash from investing activities in the years ended December 31, 2008 and 2007, respectively. The increase in cash used in investing activities in 2009 was primarily due to higher net purchases of investments, offset by reduced purchases of property and equipment compared with 2008. The decrease in cash proceeds from investing activities in 2008 was primarily due to lower net proceeds received from maturing investments, offset by reduced purchases of property and equipment compared with 2007.

We generated $10.1 million, $1.0 million and $1.3 million of cash from financing activities in the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cash provided by financing activities in 2009 was primarily due to approximately $9.9 million of cash received from an equity financing, partially offset by lower proceeds from exercises of stock options and purchases of our employee stock purchase plan in 2009. The decrease in cash provided by financing activities in 2008 was primarily due to lower proceeds from exercises of stock options and a higher principal payment on the SBS bonds compared with 2007.

In November 2008, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in May 2009, allowed us to offer up to $75 million of securities from time to time in one or more public offerings of our common stock.

On September 10, 2009, we entered into a privately negotiated transaction to sell 4,444,444 shares of our common stock to affiliates of Venrock at a price of $2.25 per share, raising total gross proceeds of approximately $10.0 million. This transaction was completed on September 18, 2009. Total stock issuance costs related to this financing were approximately $126,000.

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

Contractual Obligations	2010	2011	2012	2013	2014	2015 and thereafter	Total
Capital lease(1)	$52	$12	$—	$—	$—	$—	$64
Purchase commitments	500	500	500	500	500	2,000	4,500
Operating lease obligations	2,031	1,496	1,436	494	83	—	5,540

Total contractual cash obligations	$2,583	$2,008	$1,936	$994	$583	$2,000	$10,104

(1)	Includes principal and interest payments.

We also anticipate incurring capital expenditures of approximately $500,000 over the next 12 months. The amount and timing of these capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2009, approximately 100% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 16% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2009 by year of maturity (dollars in thousands):

	2010	2011	Total
Cash equivalents:
Fixed rate	$2,350	$—	$2,350
Average fixed rate	0.16%	—	0.16%
Variable rate	$4,157	—	$4,157
Average variable rate	0.08%	—	0.08%
Short-term investments:
Fixed rate	$32,834	$—	$32,834
Average fixed rate	0.53%	—	0.53%
Long-term investments:
Fixed rate	$—	$—	$—
Average fixed rate	—	—	—
Restricted investments:
Fixed rate	$431	$—	$431
Average fixed rate	0.30%	—	0.30%

Total investment securities	$39,772	$—	$39,772

Average rate	0.47%	—	0.47%

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 4, 2010

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2009	2008
A S S E T S
Current assets:
Cash and cash equivalents	$8,287	$29,445
Short-term investments	32,834	20,836
Short-term restricted investments	—	624
Accounts receivable (net of allowances of $103 at December 31, 2009 and $113 at December 31, 2008)	1,700	4,055
Inventories	2,799	3,474
Prepaid expenses and other current assets	1,433	1,850

Total current assets	47,053	60,284
Property and equipment, net	3,808	5,971
Goodwill	6,399	6,399
Intangible assets, net	108	157
Long-term investments	—	1,362
Long-term restricted investments	431	425
Other long-term assets	352	276

Total assets	$58,151	$74,874

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,019	$1,018
Accrued liabilities	5,337	5,204
Contract research liabilities	990	995
Deferred revenue, current portion	4,703	9,235
Other short-term liabilities	208	431

Total current liabilities	12,257	16,883
Deferred revenue, non-current portion	17,543	19,771
Other long-term liabilities	508	656
Commitments (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 110,000 shares authorized; 86,755 and 82,018 shares issued and outstanding at December 31, 2009 and 2008, respectively	8	8
Additional paid-in capital	341,705	321,067
Accumulated other comprehensive income	10	81
Accumulated deficit	(313,880)	(283,592)

Stockholders’ equity	27,843	37,564

Total liabilities and stockholders’ equity	$58,151	$74,874

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Collaborative research and development and other revenue	$12,180	$18,336	$22,417
Product revenue, net	12,113	8,765	8,258

Total revenues	24,293	27,101	30,675

Operating expenses:
Cost of revenues(1)	5,311	3,365	3,225
Research and development(1)	34,634	39,411	38,342
Selling, general and administrative(1)	15,020	15,510	13,649
Write down of deferred royalties and commercial rights	—	13,480	—

Total operating expenses	54,965	71,766	55,216

Loss from operations	(30,672)	(44,665)	(24,541)
Other income (expense):
Interest and other income	420	1,547	3,545
Interest expense	(36)	(789)	(2,625)
Debt conversion expense	—	—	(718)

Net other income (expense)	384	758	202

Net loss	$(30,288)	$(43,907)	$(24,339)

Net loss per share, basic and diluted	$(0.36)	$(0.56)	$(0.35)

Shares used in computing basic and diluted net loss per share	83,427	78,332	70,483

(1) Includes stock-based compensation related to the following:
Cost of revenues	$433	$135	$130
Research and development	7,159	5,575	4,286
Selling, general and administrative	3,838	2,790	2,273

	$11,430	$8,500	$6,689

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	69,213	$7	$265,896	$(13,480)	$(45)	$(215,346)	$37,032
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	533	—	1,498	—	—	—	1,498
Stock-based compensation expense from stock options and ESPP shares	—	—	6,687	—	—	—	6,687
Conversion of subordinated convertible notes	4,361	—	13,608	—	—	—	13,608
Net change in unrealized gain on available-for-sale securities	—	—	—	—	95	—	95
Net loss						(24,339)	(24,339)

Total comprehensive net loss							(24,244)

Balance at December 31, 2007	74,107	$7	$287,689	$(13,480)	$50	$(239,685)	$34,581
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	419	—	1,264	—	—	—	1,264
Stock-based compensation expense from stock options and ESPP shares	—	—	8,516	—	—	—	8,516
Conversion of subordinated convertible notes	7,492	1	23,598	—	—	—	23,599
Write down of deferred royalties and commercial rights				13,480			13,480
Net change in unrealized gain on available-for-sale securities	—	—	—	—	31	—	31
Net loss						(43,907)	(43,907)

Total comprehensive net loss							(43,876)

Balance at December 31, 2008 (carried forward)	82,018	$8	$321,067	$—	$81	$(283,592)	$37,564

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008 (carried forward)	82,018	$8	$321,067	$—	$81	$(283,592)	$37,564
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	293	—	528	—	—	—	528
Stock-based compensation expense from stock options and ESPP shares	—	—	10,236	—	—	—	10,236
Issuance of common stock upon equity financing	4,444	—	9,874	—	—	—	9,874
Net change in unrealized gain on available-for-sale securities	—	—	—	—	(71)	—	(71)
Net loss						(30,288)	(30,288)

Total comprehensive net loss							(30,359)

Balance at December 31, 2009	86,755	$8	$341,705	$—	$10	$(313,880)	$27,843

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(30,288)	$(43,907)	$(24,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of deferred royalties and commercial rights	—	13,480	—
Depreciation	2,457	2,580	2,287
Amortization	49	48	31
Stock-based compensation	11,430	8,500	6,689
Asset retirement obligation	383	—	—
Loss on impairment and disposal of fixed assets	—	4	31
Inventory write-off	487	529	167
Changes in assets and liabilities:
Accounts receivable	2,355	(433)	(1,470)
Inventories	190	(2,024)	(82)
Prepaid expenses and other assets	341	56	402
Accounts payable	1	(816)	970
Accrued liabilities	(1,534)	(449)	1,591
Contract research liability	(5)	(951)	322
Interest payable on convertible notes	—	(61)	(35)
Deferred revenue	(6,760)	14,010	(4,859)

Total adjustments	9,394	34,473	6,044

Net cash used in operating activities	(20,894)	(9,434)	(18,295)
Cash flows from investing activities
Purchase of property and equipment	(294)	(897)	(2,545)
Purchase of intangible assets	—	(25)	(100)
Purchase of available-for-sale securities	(46,894)	(21,487)	(33,458)
Proceeds from sales of available-for-sale securities	1,154	—	1,032
Proceeds from maturities of available-for-sale securities	35,651	22,698	48,147

Net cash provided by (used in) investing activities	(10,383)	289	13,076
Cash flows from financing activities
Payments on equipment financing obligations	(43)	(38)	(34)
Payment on debt obligations	(240)	(225)	(210)
Net proceeds from issuances of common stock	528	1,264	1,498
Net proceeds from issuance of common stock in connection with equity financing	9,874	—	—

Net cash provided by financing activities	10,119	1,001	1,254

Net decrease in cash and cash equivalents	(21,158)	(8,144)	(3,965)
Cash and cash equivalents at beginning of year	29,445	37,589	41,554

Cash and cash equivalents at end of year	$8,287	$29,445	$37,589

Supplemental disclosure of cash flow information
Cash paid for interest	$27	$785	$2,236

Cash paid upon debt conversion	$—	$—	$718

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible subordinated notes for common stock	$—	$23,599	$13,738

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

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates. Specifically, management makes estimates when preparing the financial statements including those related to revenue recognition, accrued but unbilled expenses for clinical trials and other services and stock-based compensation.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Universities, pharmaceutical companies and hospitals account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2009, King and one of the Company’s feasibility partners accounted for 39% and 11% of the Company’s net accounts receivable. At December 31, 2008, Nycomed and Alpharma accounted for 31% and 29% of the Company’s net accounts receivable.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for Remoxy. Revenue from the ALZET mini pump product line accounted for 26%, 25%, and 21% of total revenues in 2009, 2008 and 2007, respectively. The Company’s revenue in 2009 from the sale of certain excipients for Remoxy and the LACTEL biodegradable polymer product line accounted for 12% and 11% of total revenues, respectively; revenue from these sources was less than 10% of total revenues in 2008 and 2007, respectively.

In 2009, King accounted for 41% of the Company’s total revenues. In 2008, Pain Therapeutics, Endo, Alpharma, and Nycomed accounted for 24%, 15%, 13% and 11% of the Company’s total revenues, respectively. In 2007, Nycomed, Pain Therapeutics and Endo accounted for 36%, 16% and 16% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2009, 2008 and 2007 is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$18,410	$20,664	$16,589
Europe	3,522	4,811	12,344
Japan	927	1,032	1,111
Other	1,434	594	631

Total	$24,293	$27,101	$30,675

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$516	$765
Work in-process	690	1,188
Finished goods	1,593	1,521

Total inventories	$2,799	$3,474

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks, assembled workforce and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. The Company assesses goodwill for impairment at least annually in accordance with ASC 350.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC 360, the Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

Under ASC 360, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2009, there have been no material impairment losses.

Stock-Based Compensation

The Company accounts for share-based payment under ASC 718, which requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments, including stock options and stock issued under our employee stock purchase plan (ESPP). The Company estimates the fair value of share based payment awards on the date of grant using an option-pricing model. See Note 8 for further information regarding stock-based compensation.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounting Standards Codification (ASC) 605, Revenue Recognition. Multiple element agreements entered into are evaluated under the provisions of ASC 605-25, Multiple Element Arrangements. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered elements(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$7,024	$3,412	$—
Nycomed Danmark ApS (Nycomed)(2)	1,453	3,051	11,051
Endo Pharmaceuticals, Inc. (Endo)(3)	985	3,934	4,818
Pain Therapeutics, Inc. (Pain Therapeutics)(4)	317	6,410	4,864
Others	2,401	1,529	1,684

Total collaborative research and development and other revenue	$12,180	$18,336	$22,417

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(1)	Amounts related to amortization of upfront fees were $3.4 million in 2009, $752,000 in 2008 and zero in 2007.

(2)	Amounts related to amortization of upfront fees were $1.5 million in 2009 and $3.1 million in both 2008 and 2007. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense. The 2007 figure also includes $8.0 million of milestone revenue recognized in connection with the Nycomed agreement.

(3)	Amounts related to amortization of upfront fees were $875,000 in 2009, $3.0 million in 2008 and $2.2 million in 2007. The Company’s agreement with Endo terminated effective August 26, 2009.

(4)	Amounts related to milestone revenue recognized in connection with the Pain Therapeutics collaboration were zero in 2009, $850,000 in 2008 and zero in 2007.

The Company amortizes up-front fees on a straight-line basis over the period in which the Company has continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between the Company and its third-party collaborator.

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed, generally ratably over the period of service. In addition, reimbursements by Nycomed for research and development expenses incurred by the Company are recorded as a reduction to research and development expenses. Research and development expenses incurred by Nycomed and reimbursed by the Company are recorded as additional research and development expenses in the period incurred.

The research and development expenses associated with our major development products approximate the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
POSIDUR(1)	$14,083	$8,081	$10,924
ELADUR(2)	3,823	11,852	5,132
ORADUR-ADHD	2,155	1,091	—
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	1,688	5,274	4,372
Biologics Programs	1,638	4,614	3,193
TRANSDUR-Sufentanil	1,387	1,365	2,843
CHRONOGESIC	36	89	1,719
Memryte(3)	—	—	1,271
Others	9,824	7,045	8,888

Total research and development expenses(4)	$34,634	$39,411	$38,342

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(1)	Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.5 million, $3.6 million and $6.2 million in 2009, 2008 and 2007, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $4.7 million, $2.2 million and $1.2 million in 2009, 2008 and 2007, respectively, which were accounted for as additional research and development expenses. The agreement with Nycomed was signed in November 2006.

(2)	The reported research and development expense in 2008 includes a one-time cash payment of $2.25 million which the Company made in September 2008 as part of the amendment of its license agreement with EpiCept.

(3)	The reported research and development expense in 2007 includes a one-time cash payment of $1.0 million which the Company made in January 2007 as part of the amendment of its license agreement with Curaxis.

(4)	Includes stock-based compensation expenses of $7.2 million, $5.6 million, and $4.3 million in 2009, 2008, and 2007, respectively.

Comprehensive Loss

Components of other comprehensive income (loss) comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Year Ended December 31,
	2009	2008	2007
Net loss	$(30,288)	$(43,907)	$(24,339)
Net change in unrealized gain on available-for-sale investments, net of tax	(71)	31	95

Comprehensive loss	$(30,359)	$(43,876)	$(24,244)

Accumulated other comprehensive income (loss) as of December 31, 2009, 2008 and 2007 is entirely comprised of unrealized gains or losses, net of taxes.

Segment Reporting

The Company follows ASC 280, Segment Reporting, which establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, research and development of pharmaceutical systems.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Net loss	$(30,288)	$(43,907)	$(24,339)

Basic and diluted weighted average shares:
Weighted-average shares of common stock outstanding and used in computing basic and diluted net loss per share	83,427	78,332	70,483

Basic and diluted net loss per share	$(0.36)	$(0.56)	$(0.35)

The computation of diluted net loss per share for the fiscal year ended December 31, 2009 excludes the impact of options to purchase 16.7 million shares of common stock, and a warrant to purchase 770 shares of common stock outstanding at December 31, 2009, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2008 excludes the impact of options to purchase 14.0 million shares of common stock, a warrant to purchase 770 shares of common stock outstanding at December 31, 2008 and 3.4 million shares of common stock associated with convertible subordinated notes prior to their conversion at June 15, 2008, as such impact would be antidilutive.

The computation of diluted net loss per share for the fiscal year ended December 31, 2007 excludes the impact of options to purchase 11.6 million shares of common stock, a warrant to purchase 770 shares of common stock and 10.2 million shares of common stock issuable upon conversion of the subordinated notes outstanding at December 31, 2007, as such impact would be antidilutive.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2009, the Company adopted a new accounting standard update related to accounting for collaborative arrangements, as codified in ASC 808-10. In December 2007, the Emerging Issues Task Force of the FASB issued a consensus ASC 808-10. The scope of ASC 808-10 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in ASC 605-45. The Task Force also concluded that the equity method of accounting under ASC 323, should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the parties’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of ASC 808-10 were effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. The adoption of this accounting update did not have any impact on the Company’s financial statements.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In January 2010, the FASB issued Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” that amended the disclosure requirements for the fair value measurements for recurring and nonrecurring assets and liabilities. The guidance provides that an entity shall disclose any significant transfers of assets and liabilities between those that are actively traded in markets (level 1) and those that are not actively traded but have observable inputs (level 2), and the reasons for the transfers. This guidance is effective for interim or fiscal periods beginning after December 15, 2009, which will be the Company’s first quarter of fiscal 2010. The guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (level 3) should separately disclose purchases, sales, issuances and settlements. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

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

The Company recognized $3.4 million in 2009 and $752,000 in 2008 as collaborative research and development revenue from the amortization of the $20.0 million upfront fee received, and $2.6 million in 2009 and $2.7 million in 2008 as collaborative research and development revenue from research expenses that are qualified as reimbursement by Alpharma. The Company’s estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan provided by King for ELADUR. Total collaborative research and development revenue recognized under this arrangement was $6.0 million and $3.4 million for the years ended December 31, 2009 and 2008, respectively. The

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

cumulative aggregate payments received by the Company as of December 31, 2009 were $24.9 million under this agreement.

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for the Company and Nycomed to jointly directing and equally funding with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, DURECT now has final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR and Nycomed now has decision-making authority over clinical trials for the E.U. and other countries licensed to it. DURECT will have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by DURECT and Nycomed. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in the U.S., Canada, Japan and other countries. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiration of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events, and within specified periods after clinical trials of POSIDUR.

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit from the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed pursuant to ASC 808-10, Collaborative Arrangements. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $3.5 million, $3.6 million and $6.2 million in 2009, 2008 and 2007, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $4.7 million, $2.2 million and $1.2 million in 2009, 2008 and 2007, respectively, which were accounted for as additional research and development expenses. Both parties bear 50% of the agreed upon expenses under the collaboration agreement for POSIDUR. The Company recognized $1.5 million, $3.1 million and $3.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, as collaborative research and development revenue from the amortization of the $14.0 million upfront fee received in 2006. The Company’s estimate of the remaining term of its continuing involvement was modified in the first and fourth quarter of 2009 as a result of an updated development plan for POSIDUR in Europe. In addition, the Company recognized an additional $8.0 million as collaborative research and development revenue, triggered by the achievement of a clinical development milestone under its Nycomed collaboration in 2007. The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2009 were $34.8 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $6.8 million as of December 31, 2009.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement had been estimated based on the product development plan pursuant to the agreement. The Company’s estimate of the remaining term of its continuing involvement was modified the fourth quarter of 2008 as a result of Endo’s termination notice received by the Company in February 2009.

The Company recognized $875,000, $3.0 million and $2.2 million, respectively as collaborative research and development revenue from the amortization of the $10.0 million upfront fee for the years ended December 31, 2009, 2008 and 2007. Total collaborative research and development revenue recognized under this arrangement was $985,000, $3.9 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cumulative aggregate payments received by the Company as of December 31, 2009 were $21.5 million under this agreement.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, the Company is entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2009, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $317,000, $6.4 million and $4.9 million in 2009, 2008 and 2007, respectively. The cumulative aggregate payments received by the Company as of December 31, 2009 were $31.2 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company will continue to perform Remoxy related activities in

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with the Company in the Company’s performance of those activities including the obligation to pay the Company with respect to all Remoxy related costs incurred by the Company. Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $983,000 for the year ended December 31, 2009, compared to zero for the corresponding periods in 2008 and 2007. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of December 31, 2009 were $811,000 under this agreement.

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

Agreement with Curaxis Pharmaceutical Corporation (formerly Voyager Pharmaceutical Corporation)

In July 2002, the Company entered into a development and commercialization agreement with Voyager Pharmaceutical Corporation (now Curaxis). Under the terms of the agreement, as amended in January, 2007, the Company has licensed Curaxis worldwide rights to develop a product using the DURIN technology to provide sustained release of leuprolide based on Curaxis’s patented method of treatment of Alzheimer’s disease. The amended agreement also provides Curaxis with the right to commercialize the product on a worldwide basis. The

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company is responsible for preclinical development, product manufacture and other specified tasks. Under the amended agreement, subject to and upon the achievement of predetermined development and regulatory milestones, the Company is entitled to receive milestone payments from Curaxis of up to $3.0 million in the aggregate. As of December 31, 2008, the Company has received $500,000 in milestone payments. If commercialized, the Company will receive royalties based on product sales of between ten to fourteen percent (10-14%) of the net sales of Memryte. In addition, the Company is entitled to receive ten percent (10%) of any upfront, milestone and other fees received by Curaxis in the event that Memryte is sublicensed to a third party. This agreement can be terminated by either party for material breach by the other party. Under the agreement, Curaxis reimbursed the Company for qualified expenses incurred by the Company in connection with the development program for Memryte. The Company recognized collaborative research and development revenue related to research and development activities for Memryte based on reimbursement of qualified expenses as defined in the agreement, until August 2006 when the Company determined that the collectability of amounts owed was not reasonably assured. Development of Memryte has been halted pending raising of additional funds by Curaxis.

As a part of the amendment in January 2007, for year ended December 31, 2007, the Company paid Curaxis $1.0 million in cash and forgave approximately $725,000 which was owed to the Company for previously provided services. The collaborative research and development revenue was recognized under the agreement with Curaxis was zero in 2009, 2008 and 2007, respectively. The cumulative aggregate payments received by the Company as of December 31, 2009 were $11.6 million under this agreement.

Agreement with EpiCept Corporation

In December 2006, the Company entered into a license agreement with EpiCept which provided the Company with the exclusive, worldwide license to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. Pursuant to the agreement, the Company paid EpiCept a $1.0 million upfront fee in 2006 and subject to the Company’s achievement of specified milestones, agreed to pay EpiCept an additional $9.0 million in milestone payments as well as an undisclosed royalty on net sales of any product covered by the license. The $1.0 million fee was recognized as research and development expense at the execution of the agreement since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

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

Agreement with ALZA Corporation

In April 1998, the Company entered into a development and commercialization agreement with ALZA, which has been subsequently amended and restated, most recently in October 2002. The agreement provides the Company with exclusive rights to develop, commercialize and manufacture products using ALZA’s patented DUROS® technology in selected fields of use, and obligates the Company to pay ALZA a royalty on the net sales of the Company’s DUROS-based products and a percentage of upfront license fees, milestone payments, or any other payments or consideration received by the Company with respect to such DUROS-based products. In

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

connection with the execution of the agreement, the Company issued 5,600,000 shares of Series A-1 preferred stock to ALZA, which were subsequently converted into 5,600,000 shares of common stock concurrent with the Company’s initial public offering in 2000. The Company issued an additional 1,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock to ALZA in connection with an amendment of the agreement in April 2000. The Company recorded the fair value of the common stock and the warrant in the amount of $13.5 million as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. The warrant expired in September 2004. At the end of 2008, the Company made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write down of deferred royalties and commercial rights associated with CHRONOGESIC given the fact that there are no plans in the foreseeable future to actively attempt to develop CHRONOGESIC (See Note 9). This agreement can be terminated by either party for material breach by the other party and by the Company without cause.

3.    Intangible Assets and Goodwill

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2009
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,586)	$14
Patents	591	(497)	94
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,343)	$108

	December 31, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,563)	$37
Patents	591	(471)	120
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,294)	$157

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

In December 2007 and January 2008, the Company entered into patent assignment agreements and acquired from a third party two portfolios of worldwide patents and patent applications relating to drug delivery technologies. The Company paid $125,000 to this third party upon execution of the agreements. In connection with these agreements. The Company had $125,000 as intangible assets on its balance sheet as of December 31, 2009 and has been amortizing these patents over an estimated useful life of 7 years.

The net amount of intangible assets at December 31, 2009 was $108,000, which will be amortized as follows: $37,000 in 2010, $17,600 in each of the years from 2011 to 2014, and $900 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2009. The Company evaluates goodwill for impairment at least annually. In 2009, 2008 and 2007 goodwill was evaluated and no indicators of impairment were noted.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

4.    Financial Instruments

The carrying amount of cash equivalents reported on the balance sheet approximates fair value. Short-term and long-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured on at fair value a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	—	431	—	431
Commercial paper	—	9,546	—	9,546
Corporate debt	—	2,838	—	2,838
U.S. Government agencies	—	22,800	—	22,800

Total	$4,157	$35,615	$—	$39,772

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$22,092	$—	$—	$22,092
Certificates of deposit	—	425	—	425
Commercial paper	—	8,716	—	8,716
Corporate debt	—	6,378	—	6,378
U.S. Government agencies	—	12,526	—	12,526

Total	$22,092	$28,045	$—	$50,137

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for the Company’s available-for-sale securities are insignificant.

The following is a summary of available-for-sale securities as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	431	—	—	431
Commercial paper	9,545	1	—	9,546
Corporate debt	2,833	5	—	2,838
U.S. Government agencies	22,796	10	(6)	22,800

	$39,762	$16	$(6)	$39,772

Reported as:
Cash and cash equivalents	$6,507	$—	$—	$6,507
Short-term investments	32,824	16	(6)	32,834
Long-term restricted investments	431	—	—	431

	$39,762	$16	$(6)	$39,772

	December 31, 2008
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$22,092	$—	$—	$22,092
Certificates of deposit	425	—	—	425
Commercial paper	8,705	11	—	8,716
Corporate debt	6,363	31	(16)	6,378
U.S. Government agencies	12,471	55	—	12,526

	$50,056	$97	$(16)	$50,137

Reported as:
Cash and cash equivalents	$26,884	$6	$—	$26,890
Short-term investments	20,745	91	—	20,836
Short-term restricted investments	624	—	—	624
Long-term investments	1,378	—	(16)	1,362
Long-term restricted investments	425	—	—	425

	$50,056	$97	$(16)	$50,137

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2009, by contractual maturity (in thousands):

	December 31, 2009
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$39,762	$39,772
Mature after one year through five years	—	—

	$39,762	$39,772

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2009 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
U.S. Government agencies	$13,628	$(6)

	$13,628	$(6)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2008 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
Corporate debt	$2,361	$(16)

	$2,361	$(16)

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2009 and 2008.

To date the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. Impairment is based on an analysis of factors that may have adverse effects on the fair value of the investment. Factors considered in determining whether a loss is temporary include the Company’s intent to sell the security, the Company’s ability to hold the security to recovery of its amortized cost basis and the Company’s assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Equipment	$14,284	$14,123
Leasehold improvement	9,667	9,415
Construction-in-progress	47	166

	23,998	23,704
Less accumulated depreciation and amortization	(20,190)	(17,733)

Property and equipment, net	$3,808	$5,971

Depreciation expense was $2.5 million, $2.6 million and $2.3 million in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, no equipment was collateralized as security for equipment financing facilities. Depreciation expense was $39,580, $39,580 and $39,580 in 2009, 2008 and 2007 for capital lease assets, respectively.

In accordance with ASC 410-20, Accounting for Asset Retirement Obligations, the Company recorded $383,000 in 2009 as a liability on its balance sheet for an asset retirement obligation associated with the estimated restoration cost for one of its buildings. The charge to record these costs was classified as research and development expense and general and administration expense of $285,000 and $98,000, respectively, in the Company’s statement of operations for the year ended December 31, 2009.

6.    Restricted Investments

In July 2001, the Company deposited $2.4 million in investment grade securities with an institution to guarantee bonds assumed in the acquisition of SBS (see Note 7). This guarantee could be released upon the sooner of the Company’s exercise of its option to call the bonds at any time, or the bond’s maturity date in November 2009. From 2002 to 2009, as allowed under the guarantee agreement, a total of approximately $2.0 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy. There was no collateral associated with the SBS bonds as of December 31, 2009 as the principal balance of the SBS bonds was fully paid off in November 2009.

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

As of December 31, 2009 and 2008, the Company had $431,000 and $1.0 million, respectively, recorded as restricted investments in connection with the above items.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Long-term Debt and Commitments

Convertible Subordinated Notes

In June and July 2003, the Company completed a private placement of an aggregate of $60.0 million in convertible subordinated notes (the “notes”). The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share. Interest on the notes was payable semi-annually in arrears in June and December. From the third quarter of 2005 through October 2007, the Company exchanged an aggregate of approximately $36.4 million in principal amount of our 6.25% convertible subordinated notes in individually negotiated transactions with note holders, pursuant to which the Company issued approximately 11.6 million shares of its common stock, and made cash payments in the aggregate amount of approximately $3.8 million. In June 2008, the remaining $23.6 million in aggregate principal amount of convertible notes were converted into approximately 7.5 million shares of our common stock. As of December 31, 2009 and 2008, the remaining principal balance of the Company’s convertible subordinated notes was zero.

Alabama State Industrial Development Bonds

In conjunction with the acquisition of SBS in April 2001, the Company assumed Alabama State Industrial Development Bonds (“SBS Bonds”) with remaining principal payments of $1.7 million and a current interest rate of 6.35% increasing each year up to 7.20% at maturity on November 1, 2009. As part of the acquisition agreement, the Company was required to guarantee and collateralize these bonds with a letter of credit of approximately $2.4 million that the Company supported with investments deposited with a financial institution in July 2001. From 2002 to 2009, as allowed under the guarantee agreement, a total of approximately $2.4 million of this collateral was released from restriction following the exchange of the investment grade securities for corporate debt securities with a higher investment grade to conform with the Company’s investment policy.

Interest payments on the SBS Bonds were due semi-annually and principal payments were due annually. Principal payments increased in annual increments from $150,000 to $240,000 over the term of the bonds until the principal was fully paid in 2009. As of December 31, 2009, there was no remaining principal balance.

Operating Leases

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires February 2011

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2010 (with an option to renew for an additional five years)

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.1 million, $2.0 million and $2.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum payments (including principal and interest) under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2010	$2,031
2011	1,496
2012	1,436
2013	494
Thereafter	83

$5,540

8.    Stockholders’ Equity

Common Stock

In October 2008, the shelf registration statement on Form S-3 originally filed with the SEC in October 2005 expired and in November 2008, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective by the SEC in May 2009, allows us to offer up to $75 million of securities from time to time in one or more public offerings of the Company’s common stock.

On September 10, 2009, the Company entered into a privately negotiated transaction to sell 4,444,444 shares of its common stock to affiliates of Venrock at a price of $2.25 per share, raising total proceeds to DURECT of approximately $10 million. This transaction was completed on September 18, 2009. Total stock issuance costs related to this financing were approximately $126,000.

Description of Stock-Based Compensation Plans

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

In April 2005, the Board of Directors approved certain amendments to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2005, the stockholders approved the amendments of the 2000 Stock Plan to: (i) expand the types of awards that the Company may grant to eligible service providers under the Stock Plan to include restricted stock units, stock appreciation rights and other similar types of awards (including other awards under which recipients are not required to pay any purchase or exercise price) as well as cash awards; and (ii) include certain performance criteria that may be applied to awards granted under the Stock Plan. A total of 19,796,500 shares of common stock have been reserved for issuance under this plan. The plan expires in April 2015.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, 3,618,752 shares of common stock were available for future grant and options to purchase 15,933,524 shares of common stock were outstanding under the 2000 Stock Plan.

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

At the Company’s annual stockholders meeting in June 2002, the stockholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000.

In April 2005, the Board of Directors approved certain amendments to the 2000 Directors’ Stock Option Plan. At the Company’s annual stockholders meeting in June 2005, the stockholders approved the amendments of the 2000 Directors’ Stock Option Plan to: (i) increase the number of shares of common stock issuable under the Director’s Plan by an additional 425,000 shares, to an aggregate of 925,000 shares; (ii) increase the number of option shares issued to nonemployee directors annually in connection with their continued service on the Board from 12,000 shares to 20,000 shares; and (iii) modify the vesting of such annual option grants so that such shares vest completely on the day before the first anniversary of the date of grant. The plan expires in September 2010.

As of December 31, 2009, 194,000 shares of common stock were available for future grant and options to purchase 689,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

1993 Stock Option Plan of Southern BioSystems, Inc.

In April 2001, the Company assumed the 1993 Stock Option Plan of Southern BioSystems, Inc. (1993 SBS Plan) in connection with the acquisition of Southern BioSystems, Inc. Pursuant to the 1993 SBS Plan, incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, and consultants, of the Company and its affiliates. A total of 662,191 shares of common stock were reserved for issuance under this plan at the time the Company assumed the plan. Options granted under the 1993 SBS Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant. As of December 31,

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2009, there were no shares of common stock available for future grant and options to purchase 63,266 shares of common stock were outstanding under the 1993 SBS Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan is implemented by a series of overlapping offering periods of approximately 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering. The plan expires in September 2010. A total of 1,725,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2009, 429,224 shares of common stock were available for future grant and 1,295,776 shares of common stock have been issued under the employee stock purchase plan.

As of December 31, 2009, shares of common stock reserved for future issuance consisted of the following:

December 31, 2009
Warrants outstanding	770
Stock options outstanding	16,685,790
Stock options available for grant	3,812,752
Employee Stock Purchase Plan	429,224

20,928,536

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	9,518,598	$4.40	7.37	$8.8
Options granted	2,853,346	$4.37
Options exercised	(353,110)	$2.40
Options forfeited	(406,052)	$4.32
Options expired	(130,815)	$8.33

Outstanding at December 31, 2007	11,481,967	$4.41	7.09	$26.4
Options granted	2,976,645	$5.66
Options exercised	(210,679)	$2.46
Options forfeited	(419,163)	$4.84
Options expired	(70,800)	$8.13

Outstanding at December 31, 2008	13,757,970	$4.68	6.61	$2.9
Options granted	5,153,930	$2.69
Options exercised	(101,849)	$1.54
Options forfeited	(1,038,513)	$4.05
Options expired	(1,085,748)	$4.81

Outstanding at December 31, 2009	16,685,790	$4.12	6.72	$1.5

Exercisable at December 31, 2009	8,416,267	$4.51	5.08	$0.6

Vested and expected to vest at December 31, 2009	16,171,290	$4.14	6.65	$1.4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $101,000, $455,000 and $890,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted-average grant-date fair value of all options granted with exercise price equal to fair market value was $1.95 in 2009, $4.02 in 2008 and $3.35 in 2007. There were no options granted with exercise prices lower than fair market value in 2009, 2008 and 2007.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the amount determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2009, the Company had four stock-based employee compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations was $11.4 million, $8.5 million and $6.7 million for the year ended December 31, 2009, 2008 and 2007. Because the Company had a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2008 and 2009, the Company determined the expected life using historical option experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

Prior to 2008, based on the limited historical exercise and post-vesting termination of options granted under the Company’s plans, the Company did not believe that it was able to rely on its historical employee exercise behavior to provide accurate data for estimating the Company’s expected term for use in determining the fair value of these options. Thus, the Company opted to use the simplified method for estimating its expected term and the average term was 6.25 years.

Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock.

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

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Stock Options
Risk-free rate	2.0-3.0%	1.7-3.5%	3.6-5.0%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.25
Volatility	82-87%	81-85%	81-89%
Forfeiture rate	6.1%	12.9%	14.7%

	Year ended December 31,
	2009	2008	2007
Employee Stock Purchase Plan
Risk-free rate	0.17-2.37%	1.1-4.0%	3.8-5.0%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	57-150%	51-95%	50-59%

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were 191,414, 222,009 and 179,567 shares purchased under our employee stock purchase plan during the years ended December 31, 2009, 2008 and 2007, respectively. Included in the statement of operations for the year ended December 31, 2009, 2008 and 2007 was $392,000, $462,000 and $641,000, respectively, in stock-based compensation expense related to the amortization of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2009, $12.0 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
(In years)
$1.00 – 2.09	2,401,959	7.30	$1.92	686,731	$1.56
$2.13 – 3.01	1,392,497	6.11	$2.48	869,647	$2.59
$3.03 – 3.11	2,632,762	9.01	$3.11	34,252	$3.09
$3.12 – 3.42	1,700,432	4.65	$3.22	1,696,307	$3.22
$3.43 – 4.31	1,032,395	6.48	$3.84	854,445	$3.83
$4.34 – 4.34	1,918,538	7.02	$4.34	960,813	$4.34
$4.35 – 5.27	2,318,793	6.18	$5.15	1,685,399	$5.16
$5.38 – 5.86	74,000	7.48	$5.55	36,250	$5.54
$5.89 – 5.89	2,083,045	8.04	$5.89	522,554	$5.89
$5.91 – 12.04	1,131,369	2.29	$8.87	1,069,869	$9.02

$1.00 – 12.04	16,685,790	6.71	$4.12	8,416,267	$4.51

The Company received $157,000, $518,000 and $849,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2009, 2008 and 2007, respectively.

The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock based awards to employees have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate of stock options and other awards.

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

9.    Write down of deferred royalties and commercial rights

In December 2008, the Company recorded a $13.5 million write down of the carrying value of deferred royalties and commercial rights associated with CHRONOGESIC. In 2000, the Company recorded the fair value of common stock and a warrant issued to ALZA Corporation in connection with an amended agreement related to CHRONOGESIC as additional paid-in capital and a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, the Company made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded this write down given the fact that the Company had no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

10.    Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as the Company has incurred losses to date.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. federal taxes (benefit) at statutory rate	$(10,296)	$(14,928)	$(8,275)
State taxes	—	—	—
Unutilized net operating loss	8,517	8,763	6,556
Non-deductible stock based compensation	1,763	1,513	1,310
Write down of deferred royalties and commercial rights	—	4,583	—
Other	16	69	409

Total	$—	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$79,692	$68,782
Research and other credits	7,300	6,396
Capitalized research and development expenses	3,286	4,060
Deferred revenue	8,735	11,527
Other	8,230	5,658

Total deferred tax assets	107,243	96,423
Valuation allowance for deferred tax assets	(107,243)	(96,423)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.8 million, $10.4 million and $10.0 million during 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212.5 million, which expire in the years 2018 through 2029 and federal research and development tax credits of approximately $4.2 million which expire at various dates beginning in 2018 through 2029, if not utilized.

As of December 31, 2009, the Company had net operating loss carryforwards for state income tax purpose of approximately $131.8 million, which expire in the years 2012 through 2029, if not utilized, and state research and development tax credits of approximately $4.6 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company’s financial position and results of operations as a result of the adoption of the provisions. At December 31, 2008 and December 31, 2009, the Company had unrecognized tax benefits of approximately $3.3 million and $3.8 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Balance at beginning of the year	$3,260	$2,990
Increases (decrease) related to prior year tax positions	9	(153)
Increases related to current year tax positions	489	423
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$3,758	$3,260

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company, however, did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2009.

11.    Reduction in Force

In March 2009, the Company reduced the size of its California workforce by 41 employees or approximately 24% of its headcount. The goal of this action was to better align its cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for the year. The Company substantially completed this headcount reduction during the first quarter of 2009, and incurred approximately $443,000 in severance costs for the impacted employees, of which approximately $16,000 was paid in the first quarter of 2009. All severance costs were paid during 2009.

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008(1)
Revenue	$6,160	$6,438	$4,877	$6,303	$8,378	$6,634	$4,878	$7,726
Net loss	$(8,656)	$(7,795)	$(7,508)	$(8,599)	$(5,535)	$(9,161)	$(8,589)	$(18,352)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.09)	$(0.11)	$(0.07)	$(0.11)	$(0.10)	$(0.22)

Note:

(1)	The net loss figure includes the effects of a one-time $13.5 million write down of deferred royalties and commercial rights; the basic and diluted net loss per share figure includes $(0.16) related to this one-time write down.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Event

In February 2010, the Company and Nycomed entered into an amendment to the Development and License Agreement signed in November 2006. The amendment provides DURECT with final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR and Nycomed with decision-making authority over clinical trials for the E.U. and other countries licensed to it. DURECT will have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The parties are not altering the final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, which will continue to be jointly managed and funded by DURECT and Nycomed.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2009 and 2008, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 4, 2010

Item 9B.	Other Information.

Adjustment of Certain Items included in our Preliminary Unaudited Financial Statements and Earnings Release.    Subsequent to the issuance of our preliminary unaudited financial statements in conjunction with our earnings announcement on February 24, 2010, the Company identified an adjustment of $427,000 relating to the stock-based compensation expense. The effects of this adjustment did not impact our previously reported net loss per share for the three months ended December 31, 2009, but decreased our previously reported net loss per share for the year ended December 31, 2009 by $0.01 per share from $(0.37) to $(0.36). Our net loss per share was decreased from $(9,016,000) to $(8,589,000) for the three months ended December 31, 2009 and from $(30,715,000) to $(30,288,000) for the year ended December 31, 2009.

As a result of the adjustment, cost of revenues, research and development expense and selling, general and administrative expense decreased respectively by $32,000, $279,000 and $116,000 for the three months ended December 31, 2009 and for the year ended December 31, 2009. The effect on the Balance Sheet was to decrease both Accrued liabilities and Accumulated deficit in Stockholders’ equity by $427,000. The adjustment had no effect on the previously reported Total assets and Total liabilities and stockholders’ equity.

PART III

The definitive proxy statement for our 2010 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

Number	Description
3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

4.2	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-31615) filed on July 10, 2001).

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2	1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.3	2000 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.7 to our Registration Statement on
Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

Number	Description
10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on
Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.26	Lease between Sobrato Development Companies #850 and the Company (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 13, 2001).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

Number	Description
10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002 (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.34**++	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004 (incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004 (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004 (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 5, 2004).

Number	Description
10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2005).

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005 (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2005).

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005 (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to
Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008 (incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 8, 2008).

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008 (incorporated by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.53	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 10, 2009).

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

Number	Description
10.55**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

++	Refiled with additional disclosure previously treated as confidential.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2009, 2008 and 2007

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2009
Allowance for doubtful accounts	$113	$—	$(10)	$103
December 31, 2008
Allowance for doubtful accounts	$49	$74	$(10)	$113
December 31, 2007
Allowance for doubtful accounts	$1	$58	$(10)	$49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 4, 2010

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 4, 2010

/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 4, 2010

/s/ SIMON X. BENITO Simon X. Benito	Director	March 4, 2010

/s/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 4, 2010

/s/ MICHAEL D. CASEY Michael D. Casey	Director	March 4, 2010

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 4, 2010

/s/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 4, 2010

/s/ JON S. SAXE Jon S. Saxe	Director	March 4, 2010