Form 10-Q
period 2010-03-31
DURECT CORP
filed 2010-05-10
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of April 30, 2010, there were 86,782,778 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,529	$8,287
Short-term investments	31,827	32,834
Short-term restricted investments	66	—
Accounts receivable (net of allowances of $127 and $103 at March 31, 2010 and December 31, 2009, respectively)	3,603	1,700
Inventories	2,651	2,799
Prepaid expenses and other current assets	1,712	1,433

Total current assets	43,388	47,053
Property and equipment (net of accumulated depreciation of $20,861 and $20,190 at March 31, 2010 and December 31, 2009, respectively)	3,158	3,808
Goodwill	6,399	6,399
Intangible assets, net	96	108
Long-term restricted investments	366	431
Other long-term assets	344	352

Total assets	$53,751	$58,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018	$1,019
Accrued liabilities	5,246	5,337
Contract research liability	1,421	990
Deferred revenue, current portion	4,530	4,703
Other short-term liabilities	220	208

Total current liabilities	12,435	12,257
Deferred revenue, non-current portion	16,430	17,543
Other long-term liabilities	447	508
Commitments
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	344,932	341,705
Accumulated other comprehensive income	5	10
Accumulated deficit	(320,506)	(313,880)

Stockholders’ equity	24,439	27,843

Total liabilities and stockholders’ equity	$53,751	$58,151

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009
Collaborative research and development and other revenue	$3,816	$3,745
Product revenue, net	3,850	2,415

Total revenues	7,666	6,160
Operating expenses:
Cost of product revenues (1)	1,378	824
Research and development (1)	9,421	9,903
Selling, general and administrative (1)	3,502	4,257

Total operating expenses	14,301	14,984

Loss from operations	(6,635)	(8,824)
Other income (expense):
Interest and other income	11	179
Interest expense	(2)	(11)

Net other income	9	168

Net loss	$(6,626)	$(8,656)

Net loss per share, basic and diluted	$(0.08)	$(0.11)

Shares used in computing basic and diluted net loss per share	86,756	82,023

(1) Includes stock-based compensation related to the following:

Cost of product revenues	$84	$78
Research and development	1,277	2,281
Selling, general and administrative	669	1,171

Total stock-based compensation	$2,030	$3,530

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(6,626)	$(8,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	596
Stock-based compensation	2,030	3,530
Changes in assets and liabilities:
Accounts receivable	(1,903)	663
Inventories	137	894
Prepaid expenses and other assets	(271)	(1,297)
Accounts payable	(1)	(306)
Accrued and other liabilities	1,068	(421)
Contract research liability	431	(350)
Deferred revenue	(1,286)	(277)

Total adjustments	888	3,032

Net cash used in operating activities	(5,738)	(5,624)

Cash flows from investing activities
Purchases of property and equipment	(21)	(48)
Purchases of available-for-sale securities	(12,398)	(14,083)
Proceeds from maturities of available-for-sale securities	13,400	12,590
Proceeds from sales of available-for-sale securities	—	1,154

Net cash provided by (used in) investing activities	981	(387)

Cash flows from financing activities
Payments on equipment financing obligations	(12)	(10)
Net proceeds from issuances of common stock through exercise of options	11	39

Net cash (used in) provided by financing activities	(1)	29

Net decrease in cash and cash equivalents	(4,758)	(5,982)
Cash and cash equivalents, beginning of the period	8,287	29,445

Cash and cash equivalents, end of the period	$3,529	$23,463

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2010, the operating results for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$533	$516
Work in process	591	690
Finished goods	1,527	1,593

Total inventories	$2,651	$2,799

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on the Company’s part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company enters into license and collaboration agreements under which it may receive up-front license fees, research funding and contingent milestone payments and royalties. The Company’s deliverables under these arrangements typically consist of granting licenses to intellectual property rights and research and development services. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. For joint control and funding development activities, the Company records reimbursements receivable from the joint venture party as a reduction in research and development expense.

Milestone payments under collaborative arrangements are recognized as collaborative research and development revenue upon achievement of the milestone events, which represent the culmination of the earnings process related to that milestone as defined in the agreement. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if the Company has no future performance obligations related to that milestone payment.

The Company recognizes upfront fees on a straight-line basis over the period in which the Company has continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between the Company and its third-party collaborator. Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized as the related services are rendered as determined by the extent of reimbursable costs incurred plus estimated fees thereon.

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$2,575	$1,924
Pain Therapeutics, Inc. (Pain Therapeutics)	701	276
Nycomed Danmark, APS (Nycomed)(2)	309	381
Endo Pharmaceuticals, Inc. (Endo)(3)	—	985
Others	231	179

Total collaborative research and development and other revenue	$3,816	$3,745

Notes:

(1)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.0 million for the three months ended March 31, 2010 and 2009 respectively.
(2)	Amounts related to the ratable recognition of upfront fees were $309,000 and $381,000 for the three months ended March 31, 2010 and 2009 respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.
(3)	Amounts related to the ratable recognition of upfront fees were zero and $875,000 for the three months ended March 31, 2010 and 2009 respectively. The Company’s agreement with Endo was terminated effective August 26, 2009.

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

The research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2010	2009
POSIDUR (1)	$4,595	$3,488
ELADUR	1,286	1,483
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	850	458
Biologics Programs	247	657
ORADUR-ADHD	238	979
TRANSDUR-Sufentanil	175	418
Others	2,030	2,420

Total research and development expenses (2)	$9,421	$9,903

(1)	In the three months ended March 31, 2010 and 2009, research and development expenses for POSIDUR incurred by the Company but reimbursable by Nycomed under the terms of the Company’s agreement with Nycomed were $523,000 and $1.1 million, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2010 and 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by the Company under the terms of the Company’s agreement with Nycomed were $820,000 and $945,000, respectively, which were accounted for as additional research and development expenses. Please see Note 2 Strategic Agreements in the condensed financial statements for more details about the Company’s agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.3 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Three months ended March 31,
	2010	2009
Net loss	$(6,626)	$(8,656)
Net change in unrealized gain on available-for-sale investments, net of tax	(5)	(75)

Comprehensive loss	$(6,631)	$(8,731)

Accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 is entirely comprised of net unrealized gains, net of taxes.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock) outstanding during the year, if dilutive, using the treasury stock method for options and warrants.

	Three months ended March 31,
	2010	2009
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	19,243	16,073
Warrants	1	1

Total	19,244	16,074

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company expects to adopt ASU 2009-13 prospectively as of January 1, 2011. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company will adopt this guidance in the third quarter of 2010 on a prospective basis. The Company is assessing the impact of this guidance on its results of operations and financial condition.

Note 2. Strategic Agreements

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King)

Effective October 2008, the Company and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King has assumed all the rights and obligations of Alpharma under the agreement.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2010 and 2009, respectively, the Company recognized $804,000 and $1.0 million as collaborative research and development revenue from the ratable recognition of the $20.0 million upfront fee received, and $960,000 and $911,000 as collaborative research and development revenue from research expenses that are qualified for reimbursement by Alpharma. The Company’s estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan provided by King for ELADUR. Total collaborative research and development revenue recognized under this arrangement was $1.8 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The cumulative aggregate payments received by the Company as of March 31, 2010 were $25.7 million under this agreement.

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

In contrast to the Company’s other collaborations, because the Company and Nycomed jointly control, fund, and benefit from the development of POSIDUR, the Company does not recognize revenue from the reimbursement of qualified research expenses by Nycomed. Rather, the Company records research expense equal to its share of the joint expenses incurred under the product development plan. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $523,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, which were accounted for as a reduction of research and development expenses. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $820,000 and $945,000 for the three months ended March 31, 2010 and 2009, respectively, and were accounted for as additional research and development expenses. Both parties bear 50% of the agreed upon expenses under the collaboration agreement for POSIDUR. The Company recognized $309,000 and $381,000 for the three months ended March 31, 2010 and 2009, respectively, as collaborative research and development revenue from the ratable recognition of the $14.0 million upfront fee received in 2006. The Company’s estimate of the remaining term of its continuing involvement was modified in the first and fourth quarter of 2009 as a result of an updated development plan for POSIDUR in Europe. In addition, the Company recognized an additional $8.0 million as collaborative research and development revenue, triggered by the achievement of a clinical development milestone under its Nycomed collaboration in 2007. The cumulative aggregate payments received by the Company from Nycomed as of March 31, 2010 were $34.8 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $7.1 million as of March 31, 2010.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The $10.0 million upfront fee is recognized as revenue ratably over the term of the Company’s obliged continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement had been estimated based on the product development plan pursuant to the agreement. The Company’s estimate of the remaining term of its continuing involvement was modified in the fourth quarter of 2008 as a result of Endo’s termination notice received by the Company in February 2009.

The Company recognized zero and $875,000, respectively, as collaborative research and development revenue from the ratable recognition of the $10.0 million upfront fee for the three months ended March 31, 2010 and 2009. Total collaborative research and development revenue recognized under this arrangement was zero and $985,000 for the three months ended March 31, 2010 and 2009, respectively. The cumulative aggregate payments received by the Company as of March 31, 2010 were $21.5 million under this agreement.

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, the Company is entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2009, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $701,000 and $276,000 for the three months ended March 31, 2010 and 2009, respectively. The cumulative aggregate payments received by the Company as of March 31, 2010 were $31.9 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company continues to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with the Company in the Company’s performance of those activities including the obligation to pay the Company with respect to all Remoxy-related costs incurred by the Company. Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $810,000 and zero for the three months ended March 31, 2010 and 2009, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of March 31, 2010 were $1.2 million under this agreement.

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

In the three months ended March 31, 2010, the Company recognized approximately $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. This adjustment represents the additional manufacturing cost incurred by the Company and certain mark up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized approximately $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in the three months ended March 31, 2010. Total revenue recognized related to these excipients was $961,000 in the three months ended March 31, 2010 and the associated costs of goods sold was $315,000 compared to zero for the corresponding period in 2009. Revenue attributable to shipments of these key components aggregating $1.7 million and cost of goods sold aggregating $1.5 million in the three months ended March 31, 2009 was recognized upon the execution of a final supply agreement with King in the third quarter of 2009 rather than the first quarter of 2009.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company follows a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the fair-value of the Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$880	$—	$—	$880
Certificates of deposit	—	432	—	432
Commercial paper	—	7,497	—	7,497
Corporate debt	—	1,504	—	1,504
U.S. Government agencies	—	24,725	—	24,725

Total	$880	$34,158	$—	$35,038

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$880	$—	$—	$880
Certificates of deposit	432	—	—	432
Commercial paper	7,497	—	—	7,497
Corporate debts	1,503	1	—	1,504
U.S. Government agencies	24,722	7	(4)	24,725

	$35,034	$8	$(4)	$35,038

Reported as:
Cash and cash equivalents	$2,779	$—	$—	$2,779
Short-term investments	31,823	8	(4)	31,827
Short-term restricted investments	66	—	—	66
Long-term restricted investments	366	—	—	366

	$35,034	$8	$(4)	$35,038

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	431	—	—	431
Commercial paper	9,545	1	—	9,546
Corporate debt	2,833	5	—	2,838
U.S. Government agencies	22,796	10	(6)	22,800

	$39,762	$16	$(6)	$39,772

Reported as:
Cash and cash equivalents	$6,507	$—	$—	$6,507
Short-term investments	32,824	16	(6)	32,834
Long-term restricted investments	431	—	—	431

	$39,762	$16	$(6)	$39,772

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010, all available-for-sale debt securities had a remaining maturity of less than one year. During the three months ended March 31, 2010 and 2009, realized gains or losses recognized on the sale of investments were not material.

The following is a summary of unrealized losses for available-for-sale securities at March 31, 2010 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
U.S. Government agencies	$15,762	$(4)

	$15,762	$(4)

The following is a summary of unrealized losses for available-for-sale securities at December 31, 2009 (in thousands):

	Unrealized Loss for Less than 12 Months
	Fair Value	Unrealized Loss
U.S. Government agencies	$13,628	$(6)

	$13,628	$(6)

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2010, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $2.0 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, $50,000 and $60,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2010 and 2009:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Risk-free rate	2.7-2.9%	2.0-2.3%	0.2-2.4%	1.1-4.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	1.25	1.25
Volatility	82%	84-87%	57-150%	51-95%
Forfeiture rate	7.0%	6.1%	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	our expectations regarding the benefits and uses of our products;

•

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture product;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, E.U. and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•

our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least twelve months and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have seven disclosed on-going product candidates in development. Summary descriptions of such these product candidates and related activities since December 31, 2009 are below. Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2009 or in Note 2 above.

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

In January 2010, we announced that we had commenced BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. Eligible patients will be randomly assigned to one of three cohorts:

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

During 2008, we began to manufacture commercial lots of certain key excipients that are included in Remoxy to meet the anticipated requirements for these components. In the three months ended March 31, 2010, the Company recognized approximately $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. This adjustment reflects a final accounting of actual manufacturing costs for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized approximately $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in the three months ended March 31, 2010. Total revenue recognized related to these excipients was $961,000 in the three months ended March 31, 2010 and the associated cost of goods sold was $315,000 compared to zero for both revenue and cost of goods sold for the corresponding period in 2009. Revenue attributable to shipments of these key components aggregating $1.7 million and cost of goods sold aggregating $1.5 million in the three months ended March 31, 2009 was recognized upon the execution of a final supply agreement with King in the third quarter of 2009 rather than the first quarter of 2009.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. We are now in discussions with multiple parties regarding licensing of this program.

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

In April 2010, King commenced a Phase IIb clinical trial to evaluate ELADUR for the treatment of chronic low back pain. This Phase IIb trial is a 12-week, randomized, double-blind, placebo-controlled trial evaluating the efficacy and safety of ELADUR in patients with chronic low back pain. King expects to enroll approximately 260 patients in the study.

ORADUR-ADHD Program

We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs.

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. We anticipate commencing Phase I studies in 2010.

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

Research and Development Programs in Other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system (CNS), including schizophrenia and cardiovascular disease, including congestive heart failure. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Product Revenues

We also currently generate product revenue from the sale of three product lines:

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2010, we had an accumulated deficit of $320.5 million and our net losses were $6.6 million for the three months ended March 31, 2010. Our net losses were $30.3 million, $43.9 million and $24.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities. We expect selling, general and administrative expenses to remain comparable in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on our part exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. We enter into license and collaboration agreements under which we may receive up-front license fees, research funding and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered element(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Goodwill is not amortized to expense but rather periodically assessed for impairment. The allocation of the cost of an acquisition to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. We are also required to estimate the useful lives of those intangible assets subject to amortization, which determines the amount of amortization that will be recorded in a given future period and how quickly the total balance will be amortized. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. We assess the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	new information affecting the commercial value of the asset;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

Inventories

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is based on non-binding forecasts from our customer. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials.

Stock-Based Compensation

Under the provisions of ASC 718, Compensation—Stock Compensation, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black Scholes option-pricing model and is recognized as expense ratably over the requisite period in a manner similar to other forms of compensation paid to employees.

We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, consistent with ASC 718, Compensation—Stock Compensation. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. ASC 718 requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Three months ended March 31, 2010 and 2009

Revenues. Net revenues were $7.7 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in total revenues in the three months ended March 31, 2010 was primarily attributable to higher product revenue recognized from sale of certain excipients included in Remoxy to King, as well as higher product revenue from our ALZET and LACTEL business units. In addition, the increase in the first quarter of 2010 reflected higher collaborative research and development revenue from King and Pain Therapeutics, partially offset by lower collaborative research and development revenue recognized from our other agreements.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $3.8 million and $3.7 million of collaborative research and development revenue for the three months ended March 31, 2010 and 2009, respectively. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from ratable recognition of upfront fees. The slight increase in collaborative research and development revenue in the three months ended March 31, 2010 were primarily attributable to higher revenue recognized in connection with our agreements with King, Pain Therapeutics and feasibility partners, partially offset by lower collaborative research and development revenue recognized in connection with our terminated agreement with Endo and the ratable recognition of the upfront payment under our agreement with Nycomed compared with the same period in 2009.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee was recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three months ended March 31, 2010 and 2009, we recognized zero and $875,000, respectively, in collaborative research and development revenue related to this upfront fee. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009. The $10.0 million upfront fee from Endo was fully recognized as of December 31, 2009.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million up-front fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. For the three months ended March 31, 2010 and 2009, we recognized $309,000 and $381,000, respectively, in collaborative research and development revenue related to this upfront fee. Our estimate of the remaining term of our continuing involvement was modified in the first quarter and the fourth quarter of 2009 as a result of updated development plans for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma (King) with respect to ELADUR. For the three months ended March 31, 2010 and 2009, we recognized $804,000 and $1.0 million, respectively, in collaborative research and development revenue related to this upfront fee. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$2,575	$1,924
Pain Therapeutics, Inc. (Pain Therapeutics)	701	276
Nycomed Danmark, APS (Nycomed)(2)	309	381
Endo Pharmaceuticals, Inc. (Endo)(3)	—	985
Others	231	179

Total collaborative research and development and other revenue	$3,816	$3,745

Notes:

(1)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.0 million for the three months ended March 31, 2010 and 2009 respectively.
(2)	Amounts related to the ratable recognition of upfront fees were $309,000 and $381,000 for the three months ended March 31, 2010 and 2009 respectively. Research and development expenses incurred by us in conjunction with the Nycomed collaboration and reimbursable by Nycomed are recorded as a reduction to total research and development expense.
(3)	Amounts related to the ratable recognition of upfront fees were zero and $875,000 for the three months ended March 31, 2010 and 2009 respectively. The Company’s agreement with Endo was terminated effective August 26, 2009.

We recognize upfront fees on a straight-line basis over the period in which we have continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the research and development period set forth in the work plan under each collaboration agreement between us and our third-party collaborator.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $3.9 million and $2.4 million in the three months ended March 31, 2010 and 2009, respectively. The increase in the three months ended March 31, 2010 was primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King; revenues in the 2010 period included $551,000 related to a price settlement for shipments to King that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy in the first quarter of 2010. In addition, we recognized higher product revenue from our ALZET mini pump product line and our LACTEL polymer product line as a result of higher units sold in the three months ended March 31, 2010 compared to the corresponding period in 2009.

Cost of product revenues. Cost of product revenues was $1.4 million and $824,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in the cost of product revenue in the three months ended March 31, 2010 was primarily the result of recognizing $315,000 of cost of goods sold related to the sale of certain excipients to King as well as higher units sold from our ALZET mini pump product line and from our LACTEL polymer product line. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Stock based compensation expense recognized related to cost of product revenues was $84,000 and $78,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, we had 22 and 23 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.4 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively. Excluding the impact of stock-based compensation expenses, research and development expenses increased by $522,000 in the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase in the three months ended March 31, 2010 were primarily attributable to higher development costs associated with POSIDUR as well as Remoxy, partially offset by lower development costs associated with ELADUR, our biologics programs, our ORADUR-ADHD,TRANSDUR-Sufentanil, and other research programs compared to the corresponding period in 2009 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $1.3 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2010	2009
POSIDUR (1)	$4,595	$3,488
ELADUR	1,286	1,483
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics	850	458
Biologics Programs	247	657
ORADUR-ADHD	238	979
TRANSDUR-Sufentanil	175	418
Others	2,030	2,420

Total research and development expenses (2)	$9,421	$9,903

(1)	In the three months ended March 31, 2010 and 2009, research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $523,000 and $1.1 million, respectively, which were accounted for as a reduction of research and development expenses. In the three months ended March 31, 2010 and 2009, research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $820,000 and $945,000, respectively, which were accounted for as additional research and development expenses. See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreement with Nycomed.
(2)	Includes stock-based compensation expenses of $1.3 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

POSIDUR

Our research and development expenses for POSIDUR increased to $4.6 million in the three months ended March 31, 2010 from $3.5 million in the corresponding period in 2009 primarily due to higher costs associated with the Phase III clinical trials for POSIDUR. Research and development expenses for POSIDUR incurred by us but reimbursable by Nycomed under the terms of our agreement with Nycomed were $523,000 and $1.1 million in the three months ended March 31, 2010 and 2009, respectively. Research and development expenses for POSIDUR incurred by Nycomed but reimbursable by us under the terms of our agreement with Nycomed were $820,000 and $945,000 in the three months ended March 31, 2010 and 2009, respectively, which are accounted for as additional research and development expenses. As a result of the collaboration agreement with Nycomed, our research and development expenses increased by $297,000 and decreased by $167,000 in the three months ended March 31, 2010 and 2009, respectively. The net increase or reduction in research and development expenses represents a net reimbursement from or a net payment to Nycomed reflecting that both parties bore 50% of the development expenses incurred through March 31, 2010 defined under the amended collaboration agreement for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $1.3 million in the three months ended March 31, 2010 from $1.5 million in the corresponding period in 2009. The decrease was primarily due to lower employee costs, animal studies and contract manufacturing expenses related to this product candidate in the three months ended March 31, 2010.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $850,000 in the three months ended March 31, 2010 from $458,000 in the corresponding period in 2009. The increase in the three months ended March 31, 2010 was primarily due to increased activities to support the resubmission of the Remoxy NDA.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $238,000 in the three months ended March 31, 2010 from $979,000 in the corresponding period in 2009. The decrease in the three months ended March 31, 2010 was primarily due to decreased formulation and other development activities for this drug candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $175,000 in the three months ended March 31, 2010 from $418,000 in the corresponding period in 2009. The decrease in the three months ended March 31, 2010 was primarily due to decreased external costs after Endo returned the program to us effective August 2009.

Biologics programs

Our research and development expenses for biologics programs decreased to $247,000 in the three months ended March 31, 2010 from $657,000 in the corresponding period in 2009. The decrease in the three months ended March 31, 2010 was primarily due to lower external costs and employee related costs in support of these programs.

Other DURECT research programs

Our research and development expenses for all other programs decreased to $2.0 million in the three months ended March 31, 2010 from $2.4 million in the corresponding period in 2009. The decrease in the three months ended March 31, 2010 were primarily due to lower employee related costs and decreased research and development activities for these programs.

As of March 31, 2010, we had 76 research and development employees compared with 78 as of March 31, 2009. We expect our research and development expenses to increase in the near future.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceutical systems, as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.5 million for the three months ended March 31, 2010, compared to $4.3 million for the corresponding period in 2009. Excluding the impact of stock-based compensation expenses, selling, general and administrative expenses decreased by $253,000 in the three months ended March 31, 2010 compared to the corresponding period in 2009 primarily due to lower patent and marketing related expenses incurred in the three months ended March 31, 2010. Stock-based compensation expense recognized related to selling, general and administrative personnel was $669,000 and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, we had 30 selling, general and administrative personnel compared with 29 as of March 31, 2009. We expect selling, general and administrative expenses to remain comparable in the near future.

Other income (expense). Interest and other income was $11,000 for the three months ended March 31, 2010, compared to $179,000 for the corresponding period in 2009. The decrease in interest income was primarily the result of lower yields as well as lower average cash and investment balances during the three months ended March 31, 2010 compared to the corresponding period in 2009.

Interest and other expense was $2,000 for the three months ended March 31, 2010, compared to $11,000 for the corresponding period in 2009. The decrease in interest expense in the three months ended March 31, 2010 compared with the same period of 2009 was primarily due to a reduction in debt.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $35.8 million at March 31, 2010 compared to $41.6 million at December 31, 2009. These balances include $432,000 and $431,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2010 and December 31, 2009, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2010 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

Working capital was $31.0 million and $34.8 million at March 31, 2010 and December 31, 2009, respectively. The decrease in working capital was primarily attributable to an increase in our operating expenditures in the three months ended March 31, 2010.

We used $5.7 million of cash in operating activities for the three months ended March 31, 2010 compared to $5.6 million for the corresponding period in 2009. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the decreases in accounts receivable from our third party collaborators and prepaid expenses for the three months ended March 31, 2010, partially offset by increases in accrued liabilities and contract research liability compared to the corresponding period in 2009.

We received $981,000 of cash for investing activities for the three months ended March 31, 2010 compared to $387,000 of cash used for the corresponding period in 2009. The increase in cash received in investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2010 compared to the corresponding period in 2009.

We used $1,000 of cash from financing activities for the three months ended March 31, 2010 compared to $29,000 of cash received for the corresponding period in 2009. The decrease in cash provided by financing activities was primarily due to lower proceeds from exercises of stock options in the three months ended March 31, 2010 compared to the corresponding period in 2009.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the three months ended March 31, 2010, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of March 31, 2010, all of our investments have a remaining maturity of one year or less. As of March 31, 2010, approximately 81% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 8% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2010 (dollars in thousands). The amounts presented in the table below approximate fair value.

Total
Cash equivalents:
Fixed rate	$1,899
Average fixed rate	0.17%
Variable rate	$880
Average variable rate	0.06%
Short-term investments:
Fixed rate	$31,827
Average fixed rate	0.44%
Restricted investments:
Fixed rate	$432
Average fixed rate	0.28%

Total investment securities	$35,038

Average rate	0.39%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective at ensuring that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our most advanced publicly announced development programs is as follows:

•

Remoxy—An NDA has been submitted, in response to which the FDA has provided a Complete Response Letter. King, which holds the commercialization rights to Remoxy, has stated that it has undertaken a likeability study and a pharmacokinetic trial in volunteers and plans to resubmit the NDA in the fourth quarter of 2010. There can be no assurance that any resubmission of the NDA by King will be timely or sufficient to gain approval of Remoxy.

•

POSIDUR—To date, we have completed several Phase II studies in various surgeries and held an end-of-Phase II meeting with the FDA. We are currently conducting BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. Nycomed is conducting Phase IIb studies in hysterectomy patients and shoulder surgery patients. These trials are being conducted by Nycomed in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes. There can be no assurance that these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

•

TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. During 2009, we transitioned the program back to our control from Endo Pharmaceuticals. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. King, to whom we have granted worldwide development and commercialization rights for ELADUR, has begun a Phase IIb clinical trial to evaluate ELADUR for the treatment of chronic low back pain. There can be no assurance that King will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

We are currently in the clinical, preclinical or research stages with respect to all our other pharmaceutical systems under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our pharmaceutical systems. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield data supportive of the safety or efficacy of our drug candidates or required for regulatory approval.

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. Side effects, toxicity or other safety issues associated with the use of our drug candidates that could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. This additional data could delay commercialization of Remoxy and harm our business and financial condition.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held public meetings on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, and other ORADUR-based drug candidates. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2010, had an accumulated deficit of approximately $320.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2010, we held 58 issued U.S. patents and 380 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 84 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 536 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008, which impacted our financial statements. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2009 and determined that goodwill was not impaired as of December 31, 2009. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is based on non-binding forecasts from our customer. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, Covidien, Shire, Johnson & Johnson, Eli Lilly and Novartis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Javelin Pharmaceuticals, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King, Nycomed, Alpharma (now owned by King) and Orient Pharma) to successfully develop and commercialize the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy, our other ORADUR-based drug candidates or other pharmaceutical systems;

•	announcements of FDA non-approval of our pharmaceutical systems, or delays in the FDA or other foreign regulatory agency review process;

•

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our pharmaceutical systems, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed And Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

10.57	Amendment No. 1 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 18, 2010. *

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/s/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: May 10, 2010

	By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal Accounting Officer

Date: May 10, 2010

EXHIBIT INDEX

10.57	Amendment No. 1 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 18, 2010. *

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.