Form 10-Q
period 2010-06-30
DURECT CORP
filed 2010-08-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, there were 86,889,389 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,273	$8,287
Short-term investments	32,875	32,834
Short-term restricted investments	66	—
Accounts receivable (net of allowances of $114 and $103 at June 30, 2010 and December 31, 2009, respectively)	3,340	1,700
Inventories	2,852	2,799
Prepaid expenses and other current assets	1,773	1,433

Total current assets	62,179	47,053
Property and equipment (net of accumulated depreciation of $21,505 and $20,190 at June 30, 2010 and December 31, 2009, respectively)	2,656	3,808
Goodwill	6,399	6,399
Intangible assets, net	84	108
Long-term investments	2,591	—
Long-term restricted investments	366	431
Other long-term assets	260	352

Total assets	$74,535	$58,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931	$1,019
Accrued liabilities	4,117	5,337
Contract research liability	1,370	990
Deferred revenue, current portion	8,220	4,703
Other short-term liabilities	219	208

Total current liabilities	14,857	12,257
Deferred revenue, non-current portion	38,888	17,543
Other long-term liabilities	396	508
Commitments
Stockholders’ equity:
Common stock	9	8
Additional paid-in capital	347,200	341,705
Accumulated other comprehensive income	—	10
Accumulated deficit	(326,815)	(313,880)

Stockholders’ equity	20,394	27,843

Total liabilities and stockholders’ equity	$74,535	$58,151

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Collaborative research and development and other revenue	$4,657	$2,606	$8,473	$6,518
Product revenue, net	2,656	2,271	6,506	4,686

Total revenues	7,313	4,877	14,979	11,204

Operating expenses:
Cost of product revenues (1)	861	837	2,239	1,661
Research and development (1)	9,204	7,866	18,625	17,936
Selling, general and administrative (1)	3,584	3,777	7,086	8,034

Total operating expenses	13,649	12,480	27,950	27,631

Loss from operations	(6,336)	(7,603)	(12,971)	(16,427)
Other income (expense):
Interest and other income	48	106	59	285
Interest expense	(21)	(11)	(23)	(22)

Net other income	27	95	36	263

Net loss	$(6,309)	$(7,508)	$(12,935)	$(16,164)

Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.20)

Shares used in computing basic and diluted net loss per share	86,845	82,138	86,801	82,081

(1) Includes stock-based compensation related to the following:
Cost of product revenues	$86	$117	$170	$195
Research and development	1,290	1,327	2,567	3,608
Selling, general and administrative	663	864	1,332	2,035

Total stock-based compensation	$2,039	$2,308	$4,069	$5,838

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(12,935)	$(16,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,339	1,508
Stock-based compensation	4,069	5,838
Changes in assets and liabilities:
Accounts receivable	(1,640)	1,719
Inventories	(68)	767
Prepaid expenses and other assets	(248)	(1,279)
Accounts payable	(88)	(172)
Accrued and other liabilities	(102)	(1,482)
Contract research liability	380	(379)
Deferred revenue	24,862	(1,380)

Total adjustments	28,504	5,140

Net cash provided by (used in) operating activities	15,569	(11,024)

Cash flows from investing activities
Purchases of property and equipment	(163)	(85)
Purchases of available-for-sale securities	(29,920)	(27,963)
Proceeds from maturities of available-for-sale securities	25,070	18,193
Proceeds from sales of available-for-sale securities	2,207	1,154

Net cash used in investing activities	(2,806)	(8,701)

Cash flows from financing activities
Payments on equipment financing obligations	(23)	(21)
Net proceeds from issuances of common stock	246	325

Net cash provided by financing activities	223	304

Net increase (decrease) in cash and cash equivalents	12,986	(19,421)
Cash and cash equivalents, beginning of the period	8,287	29,445

Cash and cash equivalents, end of the period	$21,273	$10,024

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2010, the operating results for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts in the condensed statements of operations have been reclassified to conform to current period presentation. The Company reclassified $167,000 related to the Company’s agreement with Nycomed from research and development expenses to collaborative research and development and other revenue in the six months ended June 30, 2009. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$543	$516
Work in process	827	690
Finished goods	1,482	1,593

Total inventories	$2,852	$2,799

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between the Company and its third-party collaborators.

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from our partner and records the net payment of research and development expenses to our partner as additional research and development expense.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$2,695	$1,632	$5,270	$3,556
Hospira, Inc. (Hospira)(2)	747	—	747	—
Nycomed Danmark, APS (Nycomed)(3)	595	381	904	930
Pain Therapeutics, Inc. (Pain Therapeutics)	27	46	728	322
Endo Pharmaceuticals, Inc. (Endo)(4)	—	—	—	985
Others	593	547	824	725

Total collaborative research and development and other revenue	$4,657	$2,606	$8,473	$6,518

Notes:

(1)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.6 million for the three and six months ended June 30, 2010, respectively, compared to $804,000 and $1.8 million for the corresponding periods in 2009.

(2)	Amounts related to the ratable recognition of upfront fees were $302,000 for the three and six months ended June 30, 2010, compared to zero for the corresponding periods in 2009.

(3)	Amounts related to the ratable recognition of upfront fees were $309,000 and $617,000 for the three and six months ended June 30, 2010, respectively, compared to $381,000 and $763,000 for the corresponding periods in 2009.

(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and six months ended June 30, 2010, respectively, compared to zero and $875,000 for the corresponding periods in 2009. The Company’s agreement with Endo was terminated effective August 26, 2009.

Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(6,309)	$(7,508)	$(12,935)	$(16,164)
Net change in unrealized gain on available-for-sale investments	(5)	47	(10)	(28)

Comprehensive loss	$(6,314)	$(7,461)	$(12,945)	$(16,192)

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	19,228	16,361	19,652	16,323
Warrants	1	1	1	1

Total	19,229	16,362	19,653	16,324

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

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company will adopt this guidance in the third quarter of 2010 on a prospective basis. The Company is currently assessing the future impact of this guidance on its results of operations and financial condition.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 2. Strategic Agreements

Agreement with Hospira, Inc.

In June 2010, the Company and Hospira, Inc. (Hospira) entered into a license agreement to develop and market POSIDUR™ (SABER™-bupivacaine) in the U.S. and Canada. POSIDUR is the Company’s investigational post-operative pain relief depot currently in Phase III clinical development in the U.S. that utilizes the Company’s patented SABER™ technology to deliver bupivacaine to provide up to three days of pain relief after surgery. POSIDUR is licensed to Nycomed for commercialization in Europe and other specified countries, and the Company retains commercialization rights in Japan and all other countries not licensed to Hospira and Nycomed.

Under terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. For the U.S. and Canada, the two companies will jointly direct and equally fund the remaining development costs for POSIDUR, while Hospira will have exclusive commercialization rights upon regulatory approval with sole funding responsibility. In addition, the Company has also granted to Hospira the right to develop and commercialize in the U.S. and Canada, at Hospira’s sole cost, other specified local anesthetic products based on the SABER technology, if any, which come into existence under the Agreement. Hospira will be responsible for commercial manufacture of licensed products under the Agreement, provided that the Company will supply to Hospira a specified excipient for use in the manufacture of licensed products pursuant to a supply agreement entered into by the parties. On a product by product basis, Hospira will pay the Company a royalty on sales of each licensed product commercialized under the Agreement for a defined period, after which the license granted to Hospira for such product shall convert to a fully paid-up, non-royalty bearing and perpetual license. The term of the agreement shall be for the duration of Hospira’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Hospira to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

The following table provides a summary of amounts comprising our net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended
	March 31, 2010	June 30, 2010	Total
Research and development expenses reimbursable by Hospira	$—	$445	$445
Research and development expenses reimbursable by the Company	—	—	—

Net payable to Hospira	$—	$—	$—

Net receivable from Hospira	$—	$445	$445

No research and development expenses were incurred under this agreement prior to the three month period ended June 30, 2010.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2010 were $27.5 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$302	$—	$302	$—
Research and development expenses reimbursable by Hospira	445	—	445	—

Total collaborative research and development revenue	$747	$—	$747	$—

(1)	The Company’s estimate of the term of our continuing involvement was based on the later of the research and development period and the term of the Company’s manufacturing obligation under the development and license agreement with Hospira.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2010 were $26.6 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$804	$804	$1,609	$1,818
Research and development expenses reimbursable by King	765	458	1,725	1,369

Total collaborative research and development revenue	$1,569	$1,262	$3,334	$3,187

(1)	The Company’s estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for the Company and Nycomed to jointly direct and equally fund with Nycomed a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, as between Nycomed and the Company, the Company now has final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR and Nycomed now has decision-making authority over clinical trials for the E.U. and other countries licensed to it. As between Nycomed and the Company, the Company will have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by the Company and Nycomed. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in all countries not licensed to Nycomed and Hospira. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiration of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events, and within specified periods after clinical trials of POSIDUR.

For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from our partner and records the net payment of research and development expenses to our partner as additional research and development expense. The Company and Nycomed each bear 50% of the agreed upon expenses under the collaboration agreement for POSIDUR.

The following tables provide a summary of the amounts comprising our net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Three months ended
	March 31, 2010	June 30, 2010	Total
Research and development expenses reimbursable by Nycomed	$523	$365	$888
Research and development expenses reimbursable by the Company	(820)	(78)	(898)

Net payable to Nycomed	$(297)	$—	$(297)

Net receivable from Nycomed	$—	$287	$287

	Three months ended
	March 31, 2009	June 30, 2009	Total
Research and development expenses reimbursable by Nycomed	$1,112	$855	$1,967
Research and development expenses reimbursable by the Company	(945)	(1,146)	(2,091)

Net payable to Nycomed	$—	$(291)	$(291)

Net receivable from Nycomed	$167	$—	$167

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of June 30, 2010 were $35.5 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $8.8 million as of June 30, 2010.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$308	$381	$617	$763
Research and development expenses reimbursable by Nycomed	287	—	287	167

Total collaborative research and development revenue	$595	$381	$904	$930

(1)	The Company’s estimates of the remaining term of its continuing involvement were modified in the first and fourth quarters of 2009 as a result of an updated development plan for POSIDUR in Europe.

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

The Company recognized zero as collaborative research and development revenue from the ratable recognition of the $10.0 million upfront fee for the three and six months ended June 30, 2010, compared to zero and $875,000 for the corresponding periods in 2009, respectively. Total collaborative research and development revenue recognized under this arrangement was zero for the three and six months ended June 30, 2010, compared to zero and $985,000 for the corresponding periods in 2009, respectively. The cumulative aggregate payments received by the Company as of June 30, 2010 were $21.5 million under this agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $27,000 and $728,000 for the three and six months ended June 30, 2010, respectively, compared to $46,000 and $322,000 for the corresponding periods in 2009. The cumulative aggregate payments received by the Company as of June 30, 2010 were $31.9 million under this agreement.

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

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $1.1 million and $1.9 million for the three and six months ended June 30, 2010, respectively, compared to $370,000 and $370,000 for the corresponding periods in 2009. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of June 30, 2010 were $2.3 million under this agreement.

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

In the three and six months ended June 30, 2010, respectively, the Company recognized zero and $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized zero and $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in the three and six months ended June 30, 2010, respectively. Total revenue recognized related to these excipients was zero and $961,000 in the three and six months ended June 30, 2010, respectively, and the associated costs of goods sold was zero and $315,000 compared to zero for the corresponding period in 2009. Revenue attributable to shipments of these key components aggregating $1.7 million and cost of goods sold aggregating $1.5 million in the three and six months ended June 30, 2009 was recognized upon the execution of a final supply agreement with King in the third quarter of 2009 rather than the first quarter of 2009.

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

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$1,242	$—	$—	$1,242
Certificates of deposit	—	432	—	432
Commercial paper	—	14,847	—	14,847
Corporate debt securities	—	2,573	—	2,573
U.S. Government agencies	—	37,643	—	37,643

Total	$1,242	$55,495	$—	$56,737

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	—	431	—	431
Commercial paper	—	9,546	—	9,546
Corporate debt securites	—	2,838	—	2,838
U.S. Government agencies	—	22,800	—	22,800

Total	$4,157	$35,615	$—	$39,772

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. There is a small degree of variation in the pricing sources for these securities, however the potential differences in the estimate of fair value for the Company’s available-for-sale securities are insignificant.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,242	$—	$—	$1,242
Certificates of deposit	432	—	—	432
Commercial paper	14,847	—	—	14,847
Corporate debt	2,576	1	(4)	2,573
U.S. Government agencies	37,640	5	(2)	37,643

	$56,737	$6	$(6)	$56,737

Reported as:
Cash and cash equivalents	$20,839	$—	$—	$20,839
Short-term investments	32,874	5	(4)	32,875
Short-term restricted investments	66	—	—	66
Long-term investments	2,592	1	(2)	2,591
Long-term restricted investments	366	—	—	366

	$56,737	$6	$(6)	$56,737

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	431	—	—	431
Commercial paper	9,545	1	—	9,546
Corporate debt	2,833	5	—	2,838
U.S. Government agencies	22,796	10	(6)	22,800

	$39,762	$16	$(6)	$39,772

Reported as:
Cash and cash equivalents	$6,507	$—	$—	$6,507
Short-term investments	32,824	16	(6)	32,834
Long-term restricted investments	431	—	—	431

	$39,762	$16	$(6)	$39,772

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2010, by contractual maturity (in thousands):

	June 30, 2010
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$54,145	$54,146
Mature after one year through five years	2,592	2,591

	$56,737	$56,737

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2010, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $2.0 million and $4.1 million for the three and six months ended June 30, 2010, respectively, compared to $2.3 million and $5.8 million for the corresponding periods in 2009.

As of June 30, 2010 and December 31, 2009, $46,000 and $60,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options
Risk-free rate	2.11-2.43%	2.36-2.87%	2.11-2.92%	1.98-2.87%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	6	6
Volatility	82-83%	85-87%	82-83%	84-87%
Forfeiture rate	7.04%	6.10%	7.04%	6.10%

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Employee Stock Purchase Plan
Risk-free rate	0.17-1.00%	0.31-3.95%	0.17-1.45%	0.31-3.95%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	59-101%	51-150%	59-150%	51-150%

Note 5. Subsequent Events

In July 2010, the Company entered into an equity line of credit facility under which it may sell, subject to certain limitations, up to $50 million of its common stock to Azimuth Opportunity Ltd. over a 24-month period. The Company is not obligated to utilize any of the $50 million facility and Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. The Company did not pay a commitment fee or issue any warrants to secure this facility. The Company will determine, at its sole discretion, the timing and the dollar amount and the floor price per share of any drawdown under this facility, subject to certain limitations. Any shares sold under this facility will be sold pursuant to an amended shelf registration statement declared effective by the Securities and Exchange Commission on July 12, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture product;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, E.U. and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•

our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least twelve months and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

•	our ability to utilize our equity line of credit facility with Azimuth Opportunity Ltd.;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

In addition to developing our own proprietary products, we enter into strategic collaborations with pharmaceutical companies to develop and commercialize proprietary and enhanced pharmaceutical products based on our technologies. We have seven disclosed on-going product candidates in development. Summary descriptions of these product candidates and related activities are below. Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2009 or in Note 2 above.

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

Collaborative Agreements

We have entered into two strategic collaborations with respect to POSIDUR. In November 2006, we entered into a development and license agreement with Nycomed (amended in February 2010) under which we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. In addition, in June 2010, we entered into a development and license agreement with Hospira, Inc. to develop POSIDUR for the U.S. and Canada and under which we licensed to Hospira exclusive commercialization rights in the U.S. and Canada.

NOTE: POSIDUR™, SABER™, TRANSDUR™, ORADUR®, ELADUR™, DURIN™, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Clinical Programs

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

In April 2010, we had a FDA interaction which increased our confidence that the BESST design and overall NDA strategy, subject to data review from the entire POSIDUR development program, addresses the FDA’s comments provided during past interactions regarding safety and evaluation of a diverse patient population that is likely to be exposed to the marketed product.

Nycomed recently completed a Phase IIb study in hysterectomy patients and is conducting a Phase IIb study in shoulder surgery patients. These trials are conducted by Nycomed in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes.

In June 2010, we announced results from a European Phase IIb hysterectomy clinical trial conducted by Nycomed of POSIDUR. This hysterectomy trial is part of Nycomed’s clinical development program for Europe for POSIDUR. In this study, 115 patients were randomly assigned to one of three treatment groups prior to undergoing open hysterectomy surgery: POSIDUR at a dose of 5 mL, an active comparator (commercially available bupivacaine HCI solution) or SABER-Placebo (SABER vehicle without drug). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient's weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed.

With respect to efficacy, the primary endpoints of the study were to show (1) non-inferiority of POSIDUR to SABER-Placebo (with all groups taking the background and supplemental pain treatment as described above) in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) superiority of POSIDUR against SABER-Placebo in the total use of opioid rescue analgesia 0–72 hours post-surgery. Results from this study show that the first primary endpoint was met. With respect to the second primary efficacy endpoint, no statistically significant difference was shown in opioid use between the POSIDUR and SABER-Placebo groups. Secondary comparisons were performed towards the active comparator group with similar results. In this study, patients in all treatment groups only took a meaningful amount of opioids during a shorter period of time after surgery than was expected. In this study, there were no indications of systemic safety issues. The plasma concentration profiles were consistent with previous studies, confirming the sustained release profile of the product. Local observations (most commonly coded as post procedural haematomas) at the surgical site were observed with frequency in the POSIDUR and SABER-Placebo groups and not observed in the active comparator group. These events were temporary and resolved without treatment.

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

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. An end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission, and we are in discussions with potential third party collaborators regarding licensing of this program.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. In July 2010, we commenced a Phase I study to evaluate multiple formulations of ORADUR-ADHD.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2010, we had an accumulated deficit of $326.8 million and our net losses were $6.3 million and $12.9 million for the three and six months ended June 30, 2010, respectively. Our net losses were $30.3 million, $43.9 million and $24.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities. We expect selling, general and administrative expenses to remain comparable in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on our part exists, the price is fixed or determinable and the collectibility of the amounts owed is reasonably assured. We enter into license and collaboration agreements under which we may receive upfront license fees, research funding and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered element(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the expected research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators.

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectability of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to ASC 808-10, Collaborative Arrangements, for joint control and funding development activities, we recognize revenue from the net reimbursement of the research and development expenses from our partners and record the net payment of research and development expenses to our partners as additional research and development expense.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as expense as the related services are performed, generally ratably over the period of service. In addition, net reimbursements of research and development expenses by our partners incurred are recorded as collaborative research and development revenue. Net payments of research and development expenses to our partners are recorded as an addition to our research and development expenses in the period incurred.

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

We perform a review for impairment of goodwill at least annually. No impairment of goodwill has been recorded through June 30, 2010. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Stock-Based Compensation

Employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite period in a manner similar to other forms of compensation paid to employees.

We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Three and six months ended June 30, 2010 and 2009

Revenues. Net revenues were $7.3 million and $15.0 million for the three and six months ended June 30, 2010, compared to $4.9 million and $11.2 million for the corresponding periods in 2009, respectively. The increases in total revenues in the three and six months ended June 30, 2010 were primarily attributable to higher collaborative research and development revenue from King, Hospira and Nycomed as well as higher product revenue from our ALZET and LACTEL product lines. In addition, the increase in the six months ended June 30, 2010 reflected higher product revenue recognized from sale of certain excipients included in Remoxy to King, partially offset by lower collaborative research and development revenue recognized from our agreement with Endo.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $4.7 million and $8.5 million of collaborative research and development revenue for the three and six months ended June 30, 2010, compared to $2.6 million and $6.5 million for the corresponding periods in 2009, respectively. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from ratable recognition of upfront fees.

The increase in collaborative research and development revenue in the three months ended June 30, 2010 was primarily attributable to higher revenue recognized in connection with our agreements with King, Hospira, Nycomed and feasibility partners, partially offset by lower collaborative research and development revenue recognized in connection with our agreement with Pain Therapeutics compared with the same period in 2009. The increase in collaborative research and development revenue in the six months ended June 30, 2010 was primarily attributable to higher revenue recognized in connection with our agreements with King, Hospira, Pain Therapeutics, Nycomed and feasibility partners, partially offset by lower collaborative research and development revenue recognized in connection with our terminated agreement with Endo compared with the same period in 2009.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee was recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three and six months ended June 30, 2010, we recognized zero in collaborative research and development revenue related to this upfront fee, compared to zero and $875,000 for the corresponding periods in 2009. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009. The $10.0 million upfront fee from Endo was fully recognized as of December 31, 2009.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. For the three and six months ended June 30, 2010, we recognized $309,000 and $671,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to $381,000 and $763,000 for the corresponding periods in 2009. Our estimates of the remaining term of our continuing involvement were modified in the first quarter and the fourth quarter of 2009 as a result of updated development plans for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma (King) with respect to ELADUR. For the three and six months ended June 30, 2010, we recognized $804,000 and $1.6 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to $804,000 and $1.8 million for the corresponding periods in 2009. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We also received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira, Inc. in June 2010 relating to POSIDUR. The $27.5 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. For the three and six months ended June 30, 2010, we recognized $302,000 and $302,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to zero for the corresponding periods in 2009.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenue associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$2,695	$1,632	$5,270	$3,556
Hospira, Inc. (Hospira)(2)	747	—	747	—
Nycomed Danmark, APS (Nycomed)(3)	595	381	904	930
Pain Therapeutics, Inc. (Pain Therapeutics)	27	46	728	322
Endo Pharmaceuticals, Inc. (Endo)(4)	—	—	—	985
Others	593	547	824	725

Total collaborative research and development and other revenue	$4,657	$2,606	$8,473	$6,518

Notes:

(1)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.6 million for the three and six months ended June 30, 2010, respectively, compared to $804,000 and $1.8 million for the corresponding periods in 2009.

(2)	Amounts related to the ratable recognition of upfront fees were $302,000 for the three and six months ended June 30, 2010 compared to zero for the corresponding periods in 2009.

(3)	Amounts related to the ratable recognition of upfront fees were $309,000 and $617,000 for the three and six months ended June 30, 2010, respectively, compared to $381,000 and $763,000 for the corresponding periods in 2009.

(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and six months ended June 30, 2010, respectively, compared to zero and $875,000 for the corresponding periods in 2009. The Company’s agreement with Endo was terminated effective August 26, 2009.

We recognize upfront fees on a straight-line basis over the period in which we have continuing involvement with a third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the expected research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $2.7 million and $6.5 million in the three and six months ended June 30, 2010, respectively, compared to $2.3 million and $4.7 million for the corresponding periods in 2009. The increases in the three and six months ended June 30, 2010 were primarily due to higher product revenue from our LACTEL polymer product line and our ALZET mini pump product line as a result of higher units sold compared to the corresponding periods in 2009. In addition, the increase in the six months ended June 30, 2010 was also attributable to higher product revenue from the sale of certain excipients included in Remoxy to King; revenues in the 2010 period included $551,000 related to a price settlement for shipments to King that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy in the first quarter of 2010.

Cost of product revenues. Cost of product revenues was $861,000 and $2.2 million for the three and six months ended June 30, 2010, respectively, compared to $837,000 and $1.7 million for the corresponding periods in 2009. The increases in the cost of product revenue in the three and six months ended June 30, 2010 was primarily the result of higher units sold from our LACTEL polymer product line and our ALZET mini pump product line, partially offset by improved manufacturing efficiency from our LACTEL polymer product line compared to the corresponding periods in 2009. The increase in the cost of product revenue in the six months ended June 30, 2010 was also the result of recognizing $315,000 of cost of goods sold related to the sale of certain excipients to King in the first quarter of 2010. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Stock-based compensation expense recognized related to cost of product revenues was $86,000 and $170,000 for the three and six months ended June 30, 2010, respectively, compared to $117,000 and $195,000 for the corresponding periods in 2009.

As of June 30, 2010 and 2009, we had 22 manufacturing employees. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.2 million and $18.6 million for the three and six months ended June 30, 2010, respectively, compared to $7.9 million and $17.9 million for the corresponding periods in 2009. Stock-based compensation expense recognized related to research and development personnel was $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively, compared to $1.3 million and $3.6 million for the corresponding periods in 2009.

Excluding the impact of stock-based compensation expenses, research and development expenses increased by $1.4 million and $1.7 million in the three and six months ended June 30, 2010 compared to the corresponding periods in 2009. The increase in the three months ended June 30, 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, our biologics programs and ORADUR-ADHD, partially offset by lower development costs associated with TRANSDUR-Sufentanil and other research programs compared to the corresponding period in 2009 as more fully discussed below. The increase in the six months ended June 30, 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics and ELADUR, partially offset by lower development costs associated with our biologics programs, ORADUR-ADHD, TRANSDUR-Sufentanil and other research programs compared to the corresponding period in 2009 as more fully discussed below.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
POSIDUR (1)	$3,860	$2,918	$8,455	$6,573
Remoxy and other ORADUR-based opioid products	1,356	476	2,206	934
ELADUR	954	694	2,240	2,177
Biologics Programs	486	415	733	1,072
ORADUR-ADHD	302	206	540	1,185
TRANSDUR-Sufentanil	220	353	395	771
Others	2,026	2,804	4,056	5,224

Total research and development expenses	$9,204	$7,866	$18,625	$17,936

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Nycomed and Hospira.

POSIDUR

Our research and development expenses for POSIDUR were $3.9 million and $8.5 million in the three and six months ended June 30, 2010, respectively, compared to $2.9 million and $6.6 million in the corresponding periods in 2009. The increases in the three and six months ended June 30, 2010 were primarily due to higher costs associated with the Phase III clinical trial and higher employee costs for POSIDUR compared with the corresponding periods in 2009.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids licensed to Pain Therapeutics were $1.4 million and $2.2 million in the three and six months ended June 30, 2010, respectively, compared to $476,000 and $934,000 in the corresponding periods in 2009. The increases in the three and six months ended June 30, 2010 were primarily due to increased activities to support the resubmission of the Remoxy NDA compared to the corresponding periods in 2009.

ELADUR

Our research and development expenses for ELADUR were $954,000 and $2.2 million in the three and six months ended June 30, 2010, respectively, compared to $694,000 and $2.2 million in the corresponding periods in 2009. The increases were primarily due to higher employee costs and higher animal studies and contract manufacturing expenses related to this product candidate in the three and six months ended June 30, 2010 compared to the corresponding periods in 2009.

Biologics programs

Our research and development expenses for biologics programs were $486,000 and $733,000 in the three and six months ended June 30, 2010, respectively, compared to $415,000 and $1.1 million in the corresponding periods in 2009. The slight increase in the three months ended June 30, 2010 was primarily due to higher external costs incurred in support of these programs compared to the corresponding period in 2009. The decrease in the six months ended June 30, 2010 was primarily due to lower external costs and employee related costs in support of these programs.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $302,000 and $540,000 in the three and six months ended June 30, 2010, respectively, compared to $206,000 and $1.2 million in the corresponding periods in 2009. The slight increase in the three months ended June 30, 2010 was primarily due to higher employee costs incurred for this drug candidate. The decrease in the six months ended June 30, 2010 was primarily due to decreased formulation and other development activities for this drug candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $220,000 and $395,000 in the three and six months ended June 30, 2010, respectively, compared to $353,000 and $771,000 in the corresponding periods in 2009. The decreases in the three and six months ended June 30, 2010 were primarily due to decreased external and employee costs for this drug candidate.

Other DURECT research programs

Our research and development expenses for all other programs were $2.0 million and $4.1 million in the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $5.2 million in the corresponding periods in 2009. The decreases in the three and six months ended June 30, 2010 were primarily due to lower employee related costs and decreased research and development activities for these programs.

As of June 30, 2010, we had 78 research and development employees compared with 75 as of June 30, 2009. We expect our research and development expenses to increase in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.6 million and $7.1 million for the three and six months ended June 30, 2010, compared to $3.8 million and $8.0 million for the corresponding periods in 2009. Stock-based compensation expense recognized related to selling, general and administrative personnel was $663,000 and $1.3 million for the three and six months ended June 30, 2010, respectively, compared to $864,000 and $2.0 million for the corresponding periods in 2009.

Excluding the impact of stock-based compensation expenses, selling, general and administrative expenses increased by $8,000 and decreased by $245,000 in the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The decrease in selling, general and administrative expenses in the six months ended June 30, 2010 was primarily due to lower employee and marketing related expenses compared to the corresponding period in 2009.

As of June 30, 2010 and 2009, we had 29 selling, general and administrative employees. We expect selling, general and administrative expenses to remain comparable in the near future.

Other income (expense). Interest and other income was $48,000 and $59,000 for the three and six months ended June 30, 2010, respectively, compared to $106,000 and $285,000 for the corresponding periods in 2009. The decreases in interest income were primarily the result of lower yields as well as lower average cash and investment balances during the three and six months ended June 30, 2010 compared to the corresponding periods in 2009.

Interest and other expense was $21,000 and $23,000 for the three and six months ended June 30, 2010, compared to $11,000 and $22,000 for the corresponding periods in 2009.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $57.2 million at June 30, 2010 compared to $41.6 million at December 31, 2009. These balances include $432,000 and $431,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2010 and December 31, 2009, respectively. The increase in cash, cash equivalents and investments during the six months ended June 30, 2010 was primarily the result of the receipt of a $27.5 million upfront payment from Hospira plus payments received from customers and collaboration partners, partially offset by ongoing operating expenses.

Working capital was $47.3 million and $34.8 million at June 30, 2010 and December 31, 2009, respectively. The increase in working capital was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira, partially offset by an increase in our operating expenditures in the six months ended June 30, 2010.

We received $15.6 million of cash in operating activities for the six months ended June 30, 2010 compared to $11.0 million of cash used for the corresponding period in 2009. The increase in cash provided by operations for the six months ended June 30, 2010 was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira, the decreases in accounts receivable from our third party collaborators and prepaid expenses for the six months ended June 30, 2010, partially offset by increases in accrued liabilities and contract research liability compared to the corresponding period in 2009.

We used $2.8 million of cash for investing activities for the six months ended June 30, 2010 compared to $8.7 million for the corresponding period in 2009. The decrease in cash used in investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2010 compared to the corresponding period in 2009.

We received $223,000 of cash from financing activities for the six months ended June 30, 2010 compared to $304,000 for the corresponding period in 2009. The decrease in cash provided by financing activities was primarily due to lower proceeds from exercises of stock options in the six months ended June 30, 2010 compared to the corresponding period in 2009.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the six months ended June 30, 2010, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In July 2010, we entered into an equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which we may sell to Azimuth, subject to certain limitations, up to $50 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. If we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may be unable to access this source of financing. Azimuth is also permitted to terminate the equity line of credit under certain circumstances.

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

The diversity of our portfolio helps us to achieve our investment objectives. As of June 30, 2010, approximately 95% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 37% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2010 (dollars in thousands) by year of maturity. The amounts presented in the table below approximate fair value.

	2010	2011	2012	Total
Cash equivalents:
Fixed rate	$19,597	$—	$—	$19,597
Average fixed rate	0.26%	—	—	0.26%
Variable rate	$1,242	$—	$—	$1,242
Average variable rate	0.12%	—	—	0.12%
Short-term investments:
Fixed rate	$28,322	$4,553	$—	$32,875
Average fixed rate	0.32%	0.44%	—	0.34%
Long-term investments:
Fixed rate	$—	$1,842	$749	$2,591
Average fixed rate	—	1.54%	0.50%	1.33%
Restricted investments:
Fixed rate	$432	$—	$—	$432
Average fixed rate	0.28%	—	—	0.28%

Total investment securities	$49,593	$6,395	$749	$56,737

Average rate	0.28%	0.93%	0.50%	0.41%

Item 4.	Controls and Procedures

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet selected the drug dosages nor finalized the formulation or the system design of POSIDUR, TRANSDUR-Sufentanil, ELADUR and our ORADUR-based drug candidates other than Remoxy, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We and our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our ORADUR-based drug candidates other than Remoxy, or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•

POSIDUR—To date, we have completed several Phase II studies in various surgeries and held an end-of-Phase II meeting with the FDA. We are currently conducting BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. Nycomed is conducting a Phase IIb study in shoulder surgery patients. This trial is being conducted by Nycomed in a different manner than U.S. studies and is designed to be suitable for European regulatory approval purposes. There can be no assurance that either of these trials will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

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

•

ORADUR-ADHD—In July 2010, we commenced a Phase I study to evaluate multiple formulations of ORADUR-ADHD. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. Side effects, toxicity or other safety issues associated with the use of our drug candidates that could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. There can be no assurance that our collaborators and us will be able to generate such data to the satisfaction of the FDA, and the time required to generate such data may delay commercialization of Remoxy and harm our business and financial condition.

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

The FDA may not clear any such application in a timely manner or may deny the application entirely. Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical system under development to the satisfaction of FDA and other regulatory agencies could delay or prevent regulatory clearance of the potential pharmaceutical system, resulting in delays to the commercialization of our pharmaceutical system, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our pharmaceutical systems, and thus our pharmaceutical systems may not be approved for marketing.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held public meetings on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. The FDA held an additional meeting on July 22 and 23, 2010 to solicit feedback from an advisory committee and the public on a proposal from FDA for a class-wide opioid REMS. In addition, the FDA held another meeting on July 27 and 28, 2010 to solicit input from concerned parties regarding REMS for a broader class of pharmaceuticals (including but not limited to REMS). Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Hospira, Nycomed, Alpharma (acquired by King), Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. They may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed with respect to POSIDUR, Alpharma (acquired by King) with respect to ELADUR and Orient Pharma with respect to ORADUR-ADHD, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement.

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

In July 2010, we entered into an equity line of credit facility with Azimuth under which we may sell to Azimuth, subject to certain limitations, up to $50 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. If we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may be unable to access this source of financing. Azimuth is also permitted to terminate the equity line of credit under certain circumstances.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2010, had an accumulated deficit of approximately $326.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current product revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We may develop our own sales force to market future products but we have limited sales experience and may not be able to do so effectively

We may choose to develop our own sales force to market in the United States products that we may develop in the future. Developing a sales force will require substantial expenditures. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell our pharmaceutical systems, if approved, and our failure to do so could limit or materially harm our business.

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 31, 2010, we held 58 issued U.S. patents and 411 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 81 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 498 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. The recent decisions of the U.S. Supreme Court (e.g., KSR v. Teleflex, eBay v. MercExchange) and other courts (e.g., In re Seagate) with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, bills are pending before the U.S. Congress that may fundamentally change the patent laws of the U.S. on issues ranging from priority entitlement, filing and prosecution matters to enforcement and damages. These changes and proposed reforms have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

We are party to several collaborative agreements. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, Covidien, Shire, Johnson & Johnson, Eli Lilly and Novartis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King, Hospira, Nycomed, Alpharma (now owned by King) and Orient Pharma) to successfully develop and commercialize the respective pharmaceutical systems they are developing;

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

On August 4, 2010, the Company filed an amendment to its Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock to increase the authorized number of shares of Series A Participating Preferred Stock from 100,000 to 150,000 shares.

Item 6.	Exhibits

3.7	Certificate of Amendment to Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation.

10.58	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 10, 2010.

10.59	Development and License Agreement between DURECT Corporation and Hospira, Inc. dated June 1, 2010. *

10.60	Supply Agreement between DURECT Corporation and Hospira, Inc. dated June 1, 2010.*

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: August 5, 2010

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 5, 2010

EXHIBIT INDEX

3.7	Certificate of Amendment to Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation.

10.58	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 10, 2010.

10.59	Development and License Agreement between DURECT Corporation and Hospira, Inc. dated June 1, 2010. *

10.60	Supply Agreement between DURECT Corporation and Hospira, Inc. dated June 1, 2010.*

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.