Form 10-Q
period 2010-09-30
DURECT CORP
filed 2010-11-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, there were 86,894,727 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,138	$8,287
Short-term investments	34,518	32,834
Short-term restricted investments	66	—
Accounts receivable (net of allowances of $110 and $103 at September 30, 2010 and December 31, 2009, respectively)	3,311	1,700
Inventories	2,964	2,799
Prepaid expenses and other current assets	1,676	1,433

Total current assets	54,673	47,053
Property and equipment (net of accumulated depreciation of $22,126 and $20,190 at September 30, 2010 and December 31, 2009, respectively)	2,114	3,808
Goodwill	6,399	6,399
Intangible assets, net	76	108
Long-term investments	5,908	—
Long-term restricted investments	367	431
Other long-term assets	288	352

Total assets	$69,825	$58,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$599	$1,019
Accrued liabilities	4,709	5,337
Contract research liability	1,310	990
Deferred revenue, current portion	8,079	4,703
Other short-term liabilities	218	208

Total current liabilities	14,915	12,257
Deferred revenue, non-current portion	36,868	17,543
Other long-term liabilities	344	508
Commitments
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	349,139	341,705
Accumulated other comprehensive income	13	10
Accumulated deficit	(331,462)	(313,880)

Stockholders’ equity	17,698	27,843

Total liabilities and stockholders’ equity	$69,825	$58,151

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Collaborative research and development and other revenue	$5,689	$3,027	$14,162	$9,545
Product revenue, net	2,427	5,351	8,933	10,037

Total revenues	8,116	8,378	23,095	19,582

Operating expenses:
Cost of product revenues (1)	859	2,834	3,098	4,495
Research and development (1)	8,142	7,598	26,767	25,534
Selling, general and administrative (1)	3,806	3,554	10,892	11,588

Total operating expenses	12,807	13,986	40,757	41,617

Loss from operations	(4,691)	(5,608)	(17,662)	(22,035)
Other income (expense):
Interest and other income	46	82	105	367
Interest expense	(2)	(9)	(25)	(31)

Net other income	44	73	80	336

Net loss	$(4,647)	$(5,535)	$(17,582)	$(21,699)

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.20)	$(0.26)

Shares used in computing basic and diluted net loss per share	86,892	82,781	86,832	82,317

(1)Includes stock-based compensation related to the following:

Cost of product revenues	$83	$91	$253	$286
Research and development	1,151	1,665	3,718	5,273
Selling, general and administrative	691	785	2,023	2,820

Total stock-based compensation	$1,925	$2,541	$5,994	$8,379

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(17,582)	$(21,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,968	2,015
Stock-based compensation	5,994	8,379
Changes in assets and liabilities:
Accounts receivable	(1,611)	1,108
Inventories	(177)	631
Prepaid expenses and other assets	(179)	746
Accounts payable	(420)	(520)
Accrued and other liabilities	449	(375)
Contract research liability	320	(198)
Deferred revenue	22,701	(5,567)

Total adjustments	29,045	6,219

Net cash provided by (used in) operating activities	11,463	(15,480)

Cash flows from investing activities
Purchases of property and equipment	(242)	(141)
Purchases of available-for-sale securities	(52,435)	(33,569)
Proceeds from maturities of available-for-sale securities	42,637	26,329
Proceeds from sales of available-for-sale securities	2,207	1,154

Net cash used in investing activities	(7,833)	(6,227)

Cash flows from financing activities
Payments on equipment financing obligations	(35)	(32)
Net proceeds from issuances of common stock	256	353
Net proceeds from issuance of common stock associated with a financing	—	9,874

Net cash provided by financing activities	221	10,195

Net increase (decrease) in cash and cash equivalents	3,851	(11,512)
Cash and cash equivalents, beginning of the period	8,287	29,445

Cash and cash equivalents, end of the period	$12,138	$17,933

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2010, the operating results for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The balance sheet as of December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior period amounts in the condensed statements of operations have been reclassified to conform to current period presentation. The Company reclassified $167,000 related to the Company’s agreement with Nycomed from research and development expenses to collaborative research and development and other revenue in the nine months ended September 30, 2009. Such reclassification did not impact the Company’s net loss or financial position.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$518	$516
Work in process	854	690
Finished goods	1,592	1,593

Total inventories	$2,964	$2,799

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Collaborator
Hospira, Inc. (Hospira)(1)	$2,166	—	$2,914	—
King Pharmaceuticals, Inc. (King)(2)	2,003	$1,623	7,272	$5,179
Nycomed Danmark, APS (Nycomed)(3)	583	381	1,487	1,311
Pain Therapeutics, Inc. (Pain Therapeutics)	203	4	931	326
Endo Pharmaceuticals, Inc. (Endo)(4)	—	—	—	985
Others	734	1,019	1,558	1,744

Total collaborative research and development and other revenue	$5,689	$3,027	$14,162	$9,545

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $1.2 million for the three and nine months ended September 30, 2010, compared to zero for the corresponding periods in 2009.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively, compared to $804,000 and $2.6 million for the corresponding periods in 2009.
(3)	Amounts related to the ratable recognition of upfront fees were $309,000 and $926,000 for the three and nine months ended September 30, 2010, respectively, compared to $381,000 and $1.1 million for the corresponding periods in 2009.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and nine months ended September 30, 2010, respectively, compared to zero and $875,000 for the corresponding periods in 2009. The Company’s agreement with Endo was terminated effective August 26, 2009.

Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(4,647)	$(5,535)	$(17,582)	$(21,699)
Net change in unrealized gain on available-for-sale investments	13	(19)	3	(47)

Comprehensive loss	$(4,634)	$(5,554)	$(17,579)	$(21,746)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Outstanding dilutive securities not included in diluted net loss per share (in thousands)
Options to purchase common stock	19,470	16,613	19,672	16,020
Warrants	1	1	1	1

Total	19,471	16,614	19,673	16,021

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

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company adopted this guidance in the third quarter of 2010 on a prospective basis. The adoption did not have any impact on the Company’s financial statements.

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

Under terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. For the U.S. and Canada, the two companies will jointly direct and equally fund the remaining development costs for POSIDUR, while Hospira will have exclusive commercialization rights upon regulatory approval with sole funding responsibility for commercialization activities. In addition, the Company has also granted to Hospira the right to develop and commercialize in the U.S. and Canada, at Hospira’s sole cost, other specified local anesthetic products, if any, based on the SABER technology, which come into existence under the Agreement. Hospira will be responsible for commercial manufacture of licensed products under the Agreement, provided that the Company will supply to Hospira a specified excipient for use in the manufacture of licensed products pursuant to a supply agreement entered into by the parties. On a product by product basis, Hospira will pay the Company a royalty on sales of each licensed product commercialized under the Agreement for a defined period, after which the license granted to Hospira for such product shall convert to a fully paid-up, non-royalty bearing and perpetual license. The term of the agreement shall be for the duration of Hospira’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Hospira to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

The following table provides a summary of amounts comprising our net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	Total
Research and development expenses reimbursable by Hospira	$—	$445	$1,260	$1,705
Research and development expenses reimbursable by the Company	—	—	—	—

Net payable to Hospira	$—	$—	$—	$—

Net receivable from Hospira	$—	$445	$1,260	$1,705

No research and development expenses were incurred under this agreement prior to the three month period ended June 30, 2010.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2010 were $28.4 million under this agreement.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$906	$—	$1,209	$—
Research and development expenses reimbursable by Hospira	1,260	—	1,705	—

Total collaborative research and development revenue	$2,166	$—	$2,914	$—

(1)	The Company’s estimate of the term of our continuing involvement is based on the later of the research and development period and the term of the Company’s manufacturing obligation under the development and license agreement with Hospira.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2010 were $27.2 million under this agreement.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$804	$804	$2,413	$2,622
Research and development expenses reimbursable by King	508	480	2,234	1,849

Total collaborative research and development revenue	$1,312	$1,284	$4,647	$4,471

(1)	The Company’s estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for the Company and Nycomed to jointly direct and equally fund a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, as between Nycomed and the Company, the Company now has final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR and Nycomed now has decision-making authority over clinical trials for the E.U. and other countries licensed to it. As between Nycomed and the Company, the Company will have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed will have sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by the Company and Nycomed. In addition, the Company will manufacture and supply the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in all countries not licensed to Nycomed and Hospira. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiration of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events, and within specified periods after clinical trials of POSIDUR.

For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from our partner and records the net payment of research and development expenses to our partner as additional research and development expense. The Company and Nycomed each bear 50% of these agreed upon expenses under the collaboration agreement for POSIDUR.

The following tables provide a summary of the amounts comprising our net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	Total
Research and development expenses reimbursable by Nycomed	$523	$365	$313	$1,201
Research and development expenses reimbursable by the Company	(820)	(78)	(39)	(937)

Net payable to Nycomed	$(297)	$—	$—	$(297)

Net receivable from Nycomed	$—	$287	$274	$561

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	Total
Research and development expenses reimbursable by Nycomed	$1,112	$855	$975	$2,942
Research and development expenses reimbursable by the Company	(945)	(1,146)	(1,051)	(3,142)

Net payable to Nycomed	$—	$(291)	$(76)	$(367)

Net receivable from Nycomed	$167	$—	$—	$167

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of September 30, 2010 were $35.9 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $8.9 million as of September 30, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Ratable recognition of upfront payment (1)	$309	$381	$926	$1,144
Research and development expenses reimbursable by Nycomed	274	—	561	167

Total collaborative research and development revenue	$583	$381	$1,487	$1,311

(1)	The Company’s estimates of the remaining term of its continuing involvement were modified in the first and fourth quarters of 2009 as a result of an updated development plan for POSIDUR in Europe.

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

The Company recognized no collaborative research and development revenue from the ratable recognition of the $10.0 million upfront fee for the three and nine months ended September 30, 2010, compared to zero and $875,000 for the corresponding periods in 2009, respectively. Total collaborative research and development revenue recognized under this arrangement was zero for the three and nine months ended September 30, 2010, compared to zero and $985,000 for the corresponding periods in 2009, respectively. The cumulative aggregate payments received by the Company as of September 30, 2010 were $21.5 million under this agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $203,000 and $931,000 for the three and nine months ended September 30, 2010, respectively, compared to $4,000 and $326,000 for the corresponding periods in 2009. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2010 were $32.0 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company continues to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Now King is substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all Remoxy-related costs incurred by the Company.

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $586,000 and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to $339,000 and $708,000 for the corresponding periods in 2009. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of September 30, 2010 were $3.2 million under this agreement.

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

In the three and nine months ended September 30, 2010, respectively, the Company recognized zero and $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark- up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized zero and $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in the three and nine months ended September 30, 2010, respectively. Total revenue recognized related to these excipients was zero and $961,000 in the three and nine months ended September 30, 2010, respectively, and the associated costs of goods sold was zero and $315,000 compared to zero for the corresponding period in 2009.

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

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$2,219	$—	$—	$2,219
Certificates of deposit	—	432	—	432
Commercial paper	—	14,344	—	14,344
Corporate debt securities	—	1,567	—	1,567
U.S. Government agencies	—	32,165	—	32,165

Total	$2,219	$48,508	$—	$50,727

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	—	431	—	431
Commercial paper	—	9,546	—	9,546
Corporate debt securities	—	2,838	—	2,838
U.S. Government agencies	—	22,800	—	22,800

Total	$4,157	$35,615	$—	$39,772

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,219	$—	$—	$2,219
Certificates of deposit	432	—	—	432
Commercial paper	14,343	1	—	14,344
Corporate debt	1,567	2	(2)	1,567
U.S. Government agencies	32,153	13	(1)	32,165

	$50,714	$16	$(3)	$50,727

Reported as:
Cash and cash equivalents	$9,868	$—	$—	$9,868
Short-term investments	34,505	14	(1)	34,518
Short-term restricted investments	66	—	—	66
Long-term investments	5,908	2	(2)	5,908
Long-term restricted investments	367	—	—	367

	$50,714	$16	$(3)	$50,727

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	431	—	—	431
Commercial paper	9,545	1	—	9,546
Corporate debt	2,833	5	—	2,838
U.S. Government agencies	22,796	10	(6)	22,800

	$39,762	$16	$(6)	$39,772

Reported as:
Cash and cash equivalents	$6,507	$—	$—	$6,507
Short-term investments	32,824	16	(6)	32,834
Long-term restricted investments	431	—	—	431

	$39,762	$16	$(6)	$39,772

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2010, by contractual maturity (in thousands):

	September 30, 2010
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$44,806	$44,819
Mature after one year through five years	5,908	5,908

	$50,714	$50,727

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2010 and December 31, 2009.

As of September 30, 2010, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2010, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $1.9 million and $6.0 million for the three and nine months ended September 30, 2010, respectively, compared to $2.5 million and $8.4 million for the corresponding periods in 2009.

As of September 30, 2010 and December 31, 2009, $48,000 and $60,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options
Risk-free rate	1.59-1.95%	2.62-2.84%	1.59-2.92%	1.98-2.87%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6	6	6	6
Volatility	75-76%	85%	75-83%	84-87%
Forfeiture rate	7.04%	6.10%	7.04%	6.10%

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Employee Stock Purchase Plan
Risk-free rate	0.25-1.00%	0.31-3.95%	0.17-1.45%	0.31-3.95%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	59-101%	51-150%	59-120%	51-150%

Note 5. Committed Equity Line

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

Note 6. Subsequent Event

In October 2010, the Company entered into a lease agreement on a 21,540 square foot facility in Birmingham, Alabama. The facility includes office, laboratory and manufacturing space and will take the place of an existing 9,400 square foot facility in Pelham, Alabama whose lease expires in September 2011. The new lease expires in July 2021 (with an option to terminate after seven years and nine months and with two options to renew the lease term for an additional five years each after the current lease expires). Total lease payments are expected to be approximately $2.9 million during the lease term.

In October 2010, DURECT was notified that it has been awarded grants totaling $733,438 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects; we expect to receive this funding in the fourth quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture products;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, E.U. and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure in focused specialty areas;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

Nycomed has completed a Phase IIb study in hysterectomy patients and is conducting a Phase IIb study in shoulder surgery patients. These trials are conducted by Nycomed in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes.

Remoxy ® and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of Remoxy by King. An NDA has been submitted, in response to which the FDA has provided a Complete Response Letter. King, which holds the commercialization rights to Remoxy, has stated that it plans to resubmit the NDA in the fourth quarter of 2010.

In October 2010, Pfizer Inc. announced that it had entered into a definitive merger agreement to acquire King. Should that transaction be completed, Pfizer would assume the rights and obligations previously held by King with respect to Remoxy and to those other ORADUR-based opioids.

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

In October 2010, Pfizer Inc. announced that it had entered into a definitive merger agreement to acquire King. Should that transaction be completed, Pfizer would assume the rights and obligations previously held by King with respect to ELADUR.

In April 2010, King commenced a Phase IIb clinical trial to evaluate ELADUR for the treatment of chronic low back pain. This Phase IIb trial is a 12-week, randomized, double-blind, placebo-controlled trial evaluating the efficacy and safety of ELADUR in patients with chronic low back pain. King expects to enroll approximately 260 patients in the study, and we currently anticipate receiving top line data from that study in the first half of 2011.

ORADUR-ADHD Program

We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.

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

Research and Development Programs in Other Therapeutic Categories

We have underway a number of research programs covering diseases and medical conditions other than pain. Such programs include various diseases and disorders of the central nervous system (CNS), cardiovascular disease and cancer. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2010, we had an accumulated deficit of $331.5 million and our net losses were $4.6 million and $17.6 million for the three and nine months ended September 30, 2010, respectively. Our net losses were $30.3 million, $43.9 million and $24.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities. We expect selling, general and administrative expenses to remain comparable to recent quarters in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on our part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. We enter into license and collaboration agreements under which we may receive upfront license fees, research funding and contingent milestone payments and royalties. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered element(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

We perform a review for impairment of goodwill at least annually. No impairment of goodwill has been recorded through September 30, 2010. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Three and nine months ended September 30, 2010 and 2009

Revenues. Net revenues were $8.1 million and $23.1 million for the three and nine months ended September 30, 2010, compared to $8.4 million and $19.6 million for the corresponding periods in 2009, respectively. The decrease in total revenues in the three months ended September 30, 2010 was primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King as well as higher collaborative research and development revenue recognized from our agreement with Endo in the three months ended September 30, 2009, partially offset by higher collaborative research and development revenue recognized from our agreements with King, Hospira and Nycomed as well as higher product revenue from our LACTEL product line in the three months ended September 30, 2010. The increase in total revenues in the nine months ended September 30, 2010 was primarily attributable to higher collaborative research and development revenue from King, Hospira and Nycomed as well as higher product revenue from our ALZET and LACTEL product lines, partially offset by lower product revenue recognized from sale of certain excipients included in Remoxy to King. Revenues in the 2009 periods included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as product revenue in that period.

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. We recorded $5.7 million and $14.2 million of collaborative research and development revenue for the three and nine months ended September 30, 2010, compared to $3.0 million and $9.5 million for the corresponding periods in 2009, respectively. Collaborative research and development revenue represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies and revenue recognized from ratable recognition of upfront fees.

The increase in collaborative research and development revenue in the three and nine months ended September 30, 2010 was primarily attributable to higher revenue recognized in connection with our agreements with Hospira, King, Nycomed and Pain Therapeutics, partially offset by lower collaborative research and development revenue recognized in connection with our feasibility partners compared with the corresponding periods in 2009. Further, no revenue was recognized during the three and nine months ended September 30, 2010 related to our terminated agreement with Endo.

We received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee was recognized as revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. For the three and nine months ended September 30, 2010, we recognized zero in collaborative research and development revenue related to this upfront fee, compared to zero and $875,000 for the corresponding periods in 2009. Our estimate of the remaining term of our continuing involvement was adjusted in the fourth quarter of 2008 as a result of Endo’s termination notice received by us in February 2009. The $10.0 million upfront fee from Endo was fully recognized as of March 31, 2009.

We also received a $14.0 million upfront fee in connection with the development and license agreement with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. For the three and nine months ended September 30, 2010, we recognized $309,000 and $926,000, respectively, in collaborative research and development revenue related to this upfront fee, compared to $381,000 and $1.1 million for the corresponding periods in 2009. Our estimates of the remaining term of our continuing involvement were modified in the first quarter and the fourth quarter of 2009 as a result of updated development plans for POSIDUR in Europe.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma (King) with respect to ELADUR. For the three and nine months ended September 30, 2010, we recognized $804,000 and $2.4 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to $804,000 and $2.6 million for the corresponding periods in 2009. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR.

We also received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira, Inc. in June 2010 relating to POSIDUR. The $27.5 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. For the three and nine months ended September 30, 2010, we recognized $906,000 and $1.2 million, respectively, in collaborative research and development revenue related to this upfront fee, compared to zero for the corresponding periods in 2009.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenue associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Collaborator
Hospira, Inc. (Hospira)(1)	$2,166	—	$2,914	—
King Pharmaceuticals, Inc. (King)(2)	2,003	$1,623	7,272	$5,179
Nycomed Danmark, APS (Nycomed)(3)	583	381	1,487	1,311
Pain Therapeutics, Inc. (Pain Therapeutics)	203	4	931	326
Endo Pharmaceuticals, Inc. (Endo)(4)	—	—	—	985
Others	734	1,019	1,558	1,744

Total collaborative research and development and other revenue	$5,689	$3,027	$14,162	$9,545

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $1.2 million for the three and nine months ended September 30, 2010, compared to zero for the corresponding periods in 2009.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively, compared to $804,000 and $2.6 million for the corresponding periods in 2009.
(3)	Amounts related to the ratable recognition of upfront fees were $309,000 and $926,000 for the three and nine months ended September 30, 2010, respectively, compared to $381,000 and $1.1 million for the corresponding periods in 2009.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and nine months ended September 30, 2010, respectively, compared to zero and $875,000 for the corresponding periods in 2009. The Company’s agreement with Endo was terminated effective August 26, 2009.

We recognize upfront fees on a straight-line basis over the period in which we have continuing involvement with a third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the expected research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $2.4 million and $8.9 million in the three and nine months ended September 30, 2010, respectively, compared to $5.4 million and $10.0 million for the corresponding periods in 2009. The decrease in total product revenues in the three months ended September 30, 2010 were primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King in the three months ended September 30, 2009 as discussed below, partially offset by higher product revenue from our LACTEL product line in the three months ended September 30, 2010. The decrease in total product revenues in the nine months ended September 30, 2010 were primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King in the nine months ended September 30, 2009, partially offset by higher product revenue from our LACTEL polymer product line and our ALZET mini pump product line as a result of higher units sold compared to the corresponding periods in 2009. Revenues in the 2009 periods included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as product revenue in that period. Revenues in the nine month ended September 30, 2010 included $551,000 related to a price settlement for shipments to King that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy in the first quarter of 2010.

Cost of product revenues. Cost of product revenues was $859,000 and $3.1 million for the three and nine months ended September 30, 2010, respectively, compared to $2.8 million and $4.5 million for the corresponding periods in 2009. The decreases in the cost of product revenue in the three and nine months ended September 30, 2010 was primarily the result of recognizing $2.0 million of cost of goods sold for the sale of excipients to King in the three and nine months ended September 30, 2009, partially offset by higher units sold from our ALZET mini pump product line and greater LACTEL polymer product line sales, partially mitigated by improved manufacturing efficiency from our LACTEL polymer product line in the three and nine months ended September 30, 2010.

The decrease in the cost of product revenue in the nine months ended September 30, 2010 was also partially offset by recognizing $315,000 of cost of goods sold related to the sale of certain excipients to King in the first quarter of 2010. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix, capacity and efficiencies in a particular period. Stock-based compensation expense recognized related to cost of product revenues was $83,000 and $253,000 for the three and nine months ended September 30, 2010, respectively, compared to $91,000 and $286,000 for the corresponding periods in 2009.

As of September 30, 2010 and 2009, we had 25 and 22 manufacturing employees respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $8.1 million and $26.8 million for the three and nine months ended September 30, 2010, respectively, compared to $7.6 million and $25.4 million for the corresponding periods in 2009. Stock-based compensation expense recognized related to research and development personnel was $1.2 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, compared to $1.7 million and $5.3 million for the corresponding periods in 2009.

Excluding the impact of stock-based compensation expenses, research and development expenses increased by $1.1 million and $2.8 million in the three and nine months ended September 30, 2010 compared to the corresponding periods in 2009. The increase in the three months ended September 30, 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics and our biologics programs, partially offset by lower development costs associated with ELADUR, ORADUR-ADHD, TRANSDUR-Sufentanil and other research programs compared to the corresponding period in 2009 as more fully discussed below. The increase in the nine months ended September 30, 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR and our biologics programs, partially offset by lower development costs associated with our biologics programs, ORADUR-ADHD, TRANSDUR-Sufentanil and other research programs compared to the corresponding period in 2009 as more fully discussed below.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
POSIDUR (1)	$3,187	$2,878	$11,642	$9,451
Remoxy and other ORADUR-based opioid products	982	388	3,188	1,322
ELADUR	626	661	2,866	2,838
Biologics Programs	603	233	1,336	1,305
ORADUR-ADHD	234	432	774	1,617
TRANSDUR-Sufentanil	195	382	590	1,153
Others	2,315	2,624	6,371	7,848

Total research and development expenses	$8,142	$7,598	$26,767	$25,534

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, King and Pain Therapeutics.

POSIDUR

Our research and development expenses for POSIDUR were $3.2 million and $11.6 million in the three and nine months ended September 30, 2010, respectively, compared to $2.9 million and $9.5 million in the corresponding periods in 2009. The increases in the three and nine months ended September 30, 2010 were primarily due to higher costs associated with the Phase III clinical trial and higher employee costs for POSIDUR compared with the corresponding periods in 2009.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids licensed to Pain Therapeutics were $982,000 and $3.2 million in the three and nine months ended September 30, 2010, respectively, compared to $388,000 and $1.3 million in the corresponding periods in 2009. The increases in the three and nine months ended September 30, 2010 were primarily due to increased activities to support the resubmission of the Remoxy NDA compared to the corresponding periods in 2009.

ELADUR

Our research and development expenses for ELADUR were $626,000 and $2.9 million in the three and nine months ended September 30, 2010, respectively, compared to $661,000 and $2.8 million in the corresponding periods in 2009. The slight decrease in the three months ended September 30, 2010 was primarily due to lower employee costs related to this product candidate compared to the corresponding period in 2009. The slight increase in the nine months ended September 30, 2010 was primarily due to higher external costs related to non-clinical studies for this product candidate in the nine months ended September 30, 2010 compared to the corresponding period in 2009.

Biologics programs

Our research and development expenses for biologics programs were $603,000 and $1.3 million in the three and nine months ended September 30, 2010, respectively, compared to $233,000 and $1.3 million in the corresponding periods in 2009. The increases in the three and nine months ended September 30, 2010 were primarily due to higher external costs incurred in support of these programs compared to the corresponding periods in 2009.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $234,000 and $774,000 in the three and nine months ended September 30, 2010, respectively, compared to $432,000 and $1.6 million in the corresponding periods in 2009. The decreases in the three and nine months ended September 30, 2010 were primarily due to lower employee costs incurred for this drug candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $195,000 and $590,000 in the three and nine months ended September 30, 2010, respectively, compared to $382,000 and $1.2 million in the corresponding periods in 2009. The decreases in the three and nine months ended September 30, 2010 were primarily due to decreased external and employee costs for this drug candidate.

Other DURECT research programs

Our research and development expenses for all other programs were $2.3 million and $6.4 million in the three and nine months ended September 30, 2010, respectively, compared to $2.6 million and $7.8 million in the corresponding periods in 2009. The decreases in the three and nine months ended September 30, 2010 were primarily due to lower employee related costs and decreased research and development activities for these programs.

As of September 30, 2010, we had 76 research and development employees compared with 74 as of September 30, 2009. We expect our research and development expenses to increase in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.8 million and $10.9 million for the three and nine months ended September 30, 2010, compared to $3.6 million and $11.6 million for the corresponding periods in 2009. Stock-based compensation expense recognized related to selling, general and administrative personnel was $691,000 and $2.0 million for the three and nine months ended September 30, 2010, respectively, compared to $785,000 and $2.8 million for the corresponding periods in 2009.

Excluding the impact of stock-based compensation expenses, selling, general and administrative expenses increased by $346,000 and $101,000 in the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2010 was primarily due to higher patent related expenses compared to the corresponding periods in 2009.

As of September 30, 2010 and 2009, we had 28 and 29 selling, general and administrative employees, respectively. We expect selling, general and administrative expenses to remain comparable to recent quarters in the near future.

Other income (expense). Interest and other income was $46,000 and $105,000 for the three and nine months ended September 30, 2010, respectively, compared to $82,000 and $367,000 for the corresponding periods in 2009. The decreases in interest income were primarily the result of lower yields as well as lower average cash and investment balances during the three and nine months ended September 30, 2010 compared to the corresponding periods in 2009.

Interest and other expense was $2,000 and $25,000 for the three and nine months ended September 30, 2010, compared to $9,000 and $31,000 for the corresponding periods in 2009.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $53.0 million at September 30, 2010 compared to $41.6 million at December 31, 2009. These balances include $432,000 and $431,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2010 and December 31, 2009, respectively. The increase in cash, cash equivalents and investments during the nine months ended September 30, 2010 was primarily the result of the receipt of a $27.5 million upfront payment from Hospira in the second quarter of 2010 plus payments received from customers and collaboration partners, partially offset by ongoing operating expenses.

Working capital was $39.8 million and $34.8 million at September 30, 2010 and December 31, 2009, respectively. The increase in working capital was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira, partially offset by an increase in our operating expenditures in the nine months ended September 30, 2010.

We received $11.5 million of cash in operating activities for the nine months ended September 30, 2010 compared to $15.5 million of cash used for the corresponding period in 2009. The increase in cash provided by operations for the nine months ended September 30, 2010 was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira, the decreases in accounts receivable from our third party collaborators and prepaid expenses for the nine months ended September 30, 2010, partially offset by increases in accrued liabilities and contract research liability compared to the corresponding period in 2009.

We used $7.8 million of cash for investing activities for the nine months ended September 30, 2010 compared to $6.2 million for the corresponding period in 2009. The increase in cash used in investing activities was primarily due to an increase in net purchases of available-for-sale securities and in purchases of equipment for the nine months ended September 30, 2010 compared to the corresponding period in 2009.

We received $221,000 of cash from financing activities for the nine months ended September 30, 2010 compared to $10.2 million received for the corresponding period in 2009. The decrease in cash provided by financing activities was primarily due to lower proceeds from exercises of stock options in the nine months ended September 30, 2010 compared to the corresponding period in 2009.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the nine months ended September 30, 2010, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. In October 2010, the Company entered into a lease agreement on a facility in Birmingham, Alabama. Total lease payments are expected to be approximately $2.9 million during the lease term.

We anticipate incurring capital expenditures of approximately $1.0 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

The diversity of our portfolio helps us to achieve our investment objectives. As of September 30, 2010, approximately 82% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 16% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2010 (dollars in thousands) by year of maturity. The amounts presented in the table below approximate fair value.

	2010	2011	2012	Total
Cash equivalents:
Fixed rate	$7,649	$—	$—	$7,649
Average fixed rate	0.30%	—	—	0.30%
Variable rate	$2,219	$—	$—	$2,219
Average variable rate	0.14%	—	—	0.14%
Short-term investments:
Fixed rate	$15,415	$19,104	$—	$34,519
Average fixed rate	0.30%	0.43%	—	0.40%
Long-term investments:
Fixed rate	$—	$5,158	$750	$5,908
Average fixed rate	—	1.71%	0.50%	0.97%
Restricted investments:
Fixed rate	$432	$—	$—	$432
Average fixed rate	0.18%	—	—	0.18%

Total investment securities	$25,715	$24,242	$750	$50,727

Average rate	0.28%	0.57%	0.50%	0.44%

Item 4.	Controls and Procedures

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

•

Remoxy—An NDA has been submitted, in response to which the FDA has provided a Complete Response Letter. King, which holds the commercialization rights to Remoxy, has stated that it plans to resubmit the NDA in the fourth quarter of 2010. There can be no assurance that any resubmission of the NDA by King will be timely or sufficient to gain approval of Remoxy.

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

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. Side effects, toxicity or other safety issues associated with the use of our drug candidates that could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. There can be no assurance that our collaborators and we will be able to generate such data to the satisfaction of the FDA, and the time required to generate such data may delay commercialization of Remoxy and harm our business and financial condition.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our partners can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed with respect to POSIDUR, Alpharma (acquired by King) with respect to ELADUR and Orient Pharma with respect to ORADUR-ADHD, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008 and Pfizer signed a definitive merger agreement in October 2010 to acquire King. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems under good manufacturing practices (GMP), including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2010, had an accumulated deficit of approximately $331.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of October 29, 2010, we held 59 issued U.S. patents and 433 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 79 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 505 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed And Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

3.3	Certificate of Incorporation of DURECT Corporation (as amended).

3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.3	DURECT Corporation 2000 Stock Plan (as amended and restated).

10.4	DURECT Corporation 2000 Employee Stock Purchase Plan (as amended and restated) (incorporated by reference to Exhibit 2 to our Definitive Proxy Statement on Schedule 14A (File No. 000-31615) filed on April 29, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: November 4, 2010

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 4, 2010

EXHIBIT INDEX

3.3	Certificate of Incorporation of DURECT Corporation (as amended).

3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.3	DURECT Corporation 2000 Stock Plan (as amended and restated).

10.4

DURECT Corporation 2000 Employee Stock Purchase Plan (as amended and restated) (incorporated by reference to Exhibit 2 to our Definitive Proxy Statement on Schedule 14A (File No. 000-31615) filed on April 29, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.