Form 10-K
period 2010-12-31
DURECT CORP
filed 2011-03-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Results Way

Cupertino, CA 95014

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 777-1417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $199,532,318 as of June 30, 2010 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 87,288,963 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2011 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2010.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business.

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), one program in Phase III, two programs in Phase II and three programs in Phase I. The more advanced programs are all in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system (CNS) disorders, cardiovascular disease and other chronic diseases. Our more advanced product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• Remoxy (Oral controlled release oxycodone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in response to a Complete Response Letter; June 23, 2011 PDUFA goal date

• POSIDUR (Controlled release injection of bupivacaine)	• Post Operative Pain	• Hospira (U.S. and Canada); Nycomed (Europe and other defined territories); DURECT retains rights in Japan and other countries	• SABER	• Phase III (U.S.) • Phase II (E.U.)

• ELADUR (Transdermal bupivacaine)	• Pain	• Pfizer (worldwide)	• TRANSDUR	• Phase II

• TRANSDUR-Sufentanil (Transdermal sufentanil)	• Chronic Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

NOTE: POSIDUR™, SABER™, TRANSDUR®, ORADUR®, ELADUR™, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

•ORADUR-based opioid (hydrocodone)	•Pain	•Pfizer/Pain Therapeutics (worldwide)	•ORADUR	•Phase I

•ORADUR-based opioid (hydromorphone)	•Pain	•Pfizer/Pain Therapeutics (worldwide)	•ORADUR	•Phase I

•ORADUR-ADHD	•Attention Deficit Hyperactivity Disorder (ADHD)	•Orient Pharma (defined Asian and South Pacific countries); DURECT retains rights in North America, Europe, Japan and all other countries	•ORADUR	•Phase I

•ORADUR-based opioid (oxymorphone)	•Pain	•Pfizer/Pain Therapeutics (worldwide)	•ORADUR	•IND accepted by the FDA

•Various	•Biologics Programs/Research Programs in other Therapeutic Categories	•DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	•SABER/DUROS/ DURIN	•Preclinical/ Research Stage

Remoxy (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 50 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, accounted for over $3.0 billion in worldwide sales in 2010.

Development Strategy.    Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics has sublicensed the worldwide commercialization rights of Remoxy (except for Australia and New Zealand) to King Pharmaceuticals, Inc. (King) and, as of March 2009, we are working directly with King on further development of Remoxy. In February 2011, Pfizer Inc (Pfizer) acquired King and thereby assumed the rights and obligations of King with respect to Remoxy. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin®, a brand name extended-release oral painkiller, which achieved annual worldwide sales of greater than $3.0 billion in 2010. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2010, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on Remoxy and a manufacturing profit on our supply of key product excipients for use in Remoxy. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the Remoxy NDA and to address all FDA comments in the Complete Response Letter. King resubmitted the NDA in December of 2010; this was a Class II resubmission and the FDA has indicated that it has set a June 23, 2011 Prescription Drug User Fee Act (PDUFA) goal date for Remoxy.

Additional ORADUR-Opioid Products in Development

During 2006, 2007, 2008 and 2010, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone).

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

POSIDUR is the subject of a collaboration agreement with Hospira, Inc. (Hospira) to develop and commercialize POSIDUR in the U.S. and Canada. POSIDUR is also the subject of a collaboration agreement with Nycomed Danmark ApS (Nycomed) to develop and commercialize POSIDUR in the European Union (E.U.) and certain other countries. Please see “Third Party Collaborations” for additional information.

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

In December 2009, we announced results from a 60 patient Phase IIb clinical trial of POSIDUR in patients undergoing arthroscopic shoulder surgery. Top line results showed a consistent reduction of pain scores (as measured by mean pain intensity on movement AUC, time normalized under the curve, during the period 0 to 72 hours post-surgery) in parallel with a reduction of opioid use (as measured by the amount of opioids taken in the three days post-surgery) in favor of POSIDUR versus placebo. These reductions were not statistically significant given the size of the study. In addition, there was a comparable safety profile between the two groups in this study and POSIDUR appeared well tolerated.

In June 2010, we announced results from a European Phase IIb hysterectomy clinical trial conducted by Nycomed of POSIDUR. This hysterectomy trial is part of Nycomed’s clinical development program for Europe for POSIDUR. In this study, 115 patients were randomly assigned to one of three treatment groups prior to undergoing open hysterectomy surgery: POSIDUR at a dose of 5 mL, an active comparator (commercially available bupivacaine HCI solution) or SABER-Placebo (SABER vehicle without drug). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) non-inferiority of POSIDUR to SABER-Placebo (with all groups taking the background and supplemental pain treatment as described above) in terms of pain intensity on movement area under the curve (AUC) during the period 1-72 hours post-surgery, and (2) superiority of POSIDUR against SABER-Placebo in the total use of opioid rescue analgesia 0-72 hours post-surgery. Results from this study show that the first primary efficacy endpoint was met. With respect to the second primary efficacy endpoint, no statistically significant difference was shown in opioid use between the POSIDUR and SABER-Placebo groups. Secondary comparisons were performed towards the active comparator group with similar results. In this study, patients in all treatment groups only took a meaningful amount of opioids during a shorter period of time after surgery than was expected. In this study, there were no indications of systemic safety issues. The plasma concentration profiles were consistent with previous studies, confirming the sustained release profile of the product. Local observations (most commonly coded as post procedural haematomas) at the surgical site were observed with frequency in the POSIDUR and SABER-Placebo groups and not observed in the active comparator group. These events were temporary and resolved without treatment.

In February 2011, we announced results from a European Phase IIb shoulder clinical trial conducted by Nycomed of POSIDUR. This shoulder trial is part of Nycomed’s clinical development program for Europe for POSIDUR. In this study, 107 patients were randomly assigned to one of three treatment groups prior to undergoing elective arthroscopic shoulder surgery: POSIDUR at a dose of 5 mL, an active comparator (commercially available bupivacaine HCI solution) or SABER-Placebo (SABER vehicle without drug). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) non-inferiority of POSIDUR to SABER-Placebo (with all groups taking the background and supplemental pain treatment as described above) in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) superiority of POSIDUR against SABER-Placebo in the total use of opioid rescue analgesia 0–72 hours post-surgery. Top-line results from this study demonstrate that the POSIDUR group experienced a statistically significant reduction in pain intensity versus SABER-Placebo. The results of the pre-specified primary analysis indicated a clear clinically relevant trend in opioid sparing for POSIDUR compared to SABER-placebo and the pre-specified sensitivity analysis showed a statistically significant difference in opioid sparing in favor of POSIDUR. No statistical differences were found when POSIDUR was compared to the active comparator arm. Overall there was a comparable safety profile between the three groups in this study and POSIDUR appeared well tolerated.

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

Development Strategy.    We are developing a transdermal bupivacaine patch (ELADUR) based on our proprietary TRANSDUR transdermal technology intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR would be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR.

Clinical Program.    In 2007, we reported positive results from a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. In 2008, we conducted manufacturing scale-up and processing studies to secure additional supplies for Phase II and Phase III clinical trials, and developed our clinical and regulatory strategy for further development of this program. In April 2010, King initiated a 260 patient Phase IIb study evaluating the safety and efficacy of ELADUR in patients with chronic low back pain; we expect to receive top-line results from this study in the first half of 2011.

TRANSDUR-Sufentanil Patch

Market Opportunity.    Chronic pain affects as many as 50 million Americans annually. One major class of drugs utilized to treat chronic pain is comprised of oral opioids, such as OxyContin, a branded extended-release oral oxycodone-based painkiller which accounted for over $3.0 billion in worldwide sales in 2010. Another major class of drugs utilized to treat chronic pain is transdermally delivered opioids such as Duragesic®, a leading transdermal fentanyl product which accounted for approximately $750 million in worldwide sales in 2010. It is our belief that a best-in-class sufentanil patch could compete effectively in both the transdermal fentanyl patch market and in the oral opioid market.

Development Strategy.    Our transdermal sufentanil patch (TRANSDUR-Sufentanil) under development is based on our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of sufentanil for up to seven days from a single application, as compared to the two to three days of relief provided by currently available fentanyl patches. Sufentanil is a highly potent opioid that is currently used in hospitals as an analgesic for which the patent covering the chemical entity has expired. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) and longer duration of delivery may offer improved convenience and compliance for patients.

In March 2005, we entered into an agreement with Endo Pharmaceuticals, Inc. (Endo) granting Endo exclusive rights to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returning Endo’s rights to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. We are in discussions with potential collaborators regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

Clinical Program.    In 2008, Endo successfully completed a Phase II clinical trial for TRANSDUR- Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. This Phase II trial met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and a potential regulatory pathway for the Phase III program were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. It is our expectation that future development of this product candidate will follow a 505(b)2 pathway as discussed with FDA, which would allow us to reference third-party data, potentially reducing time and expense.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect approximately 8% of U.S. children ages 4-17, according to the U.S. Centers for Disease Control and Prevention (“the CDC”). The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as 65% of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are currently treated with stimulants such as amphetamine or methylphenidate and sales of ADHD treatments were approximately $4.7 billion in 2009. The National Survey on Drug Use & Health estimates that 1.4 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase II study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase I and Phase II clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements for ORADUR-ADHD in all territories other than the U.S. In July 2010, we commenced a Phase I clinical trial in this program with multiple formulations.

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

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders including schizophrenia and cancer. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Industry Background

Chronic Diseases and Conditions

Although the pharmaceutical, biotechnology and medical device industries have played key roles in increasing life expectancy and improving health, many chronic, debilitating diseases continue to be inadequately addressed with current drugs or medical devices. Cardiovascular disease, cancer, neurodegenerative diseases, diabetes, arthritis, epilepsy and other chronic diseases claim the lives of millions of Americans each year. These illnesses are prolonged, are rarely cured completely, and pose a significant societal burden in mortality, morbidity and cost. The CDC estimates that the major chronic diseases are responsible for approximately 1.7 million deaths annually, or 70% of all deaths in the U.S. Chronic diseases cause major limitations in daily living for more than 25 million Americans. These diseases account for more than 70% of the cost of health care each year in the U.S. Demographic trends suggest that, as the U.S. population ages, the cost of treating chronic diseases will increase.

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

The Drug Delivery Industry.    In the last forty years, a multibillion dollar drug delivery industry has developed on the basis that medicine can be improved by delivering drugs to patients in a precise, controlled fashion. Several commercially successful oral controlled release products, transdermal controlled release patches, and injectable controlled release formulations have been developed. These products demonstrate that the delivery system can be as important to the ultimate therapeutic value of a pharmaceutical product as the active molecule or compound itself. However, drug delivery products on the market today can still be improved, for example, by providing reduced abuse potential, targeted delivery to minimize systemic effects and longer delivery durations where useful. Furthermore, traditional drug delivery products are generally not capable of administering biotechnology agents such as proteins and peptides.

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

The SABER Technology is the basis of POSIDUR, which is in a Phase III clinical trial in the U.S. and in Phase II in the E.U. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The SABER Technology is also the basis for SucroMate™ Equine, an injectable animal health drug utilizing DURECT’s SABER™ technology to deliver the peptide deslorelin. This is the first FDA approved SABER injectable product and it was recently launched by our collaborator, CreoSalus, Inc.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil for which an end-of-Phase II meeting with the FDA was held in February 2009 and for which we hold worldwide development and commercialization rights. The TRANSDUR technology is also the basis for ELADUR, which is currently in Phase II testing and which we have licensed worldwide development and commercialization rights to Alpharma (which was acquired by King in December 2008, which in turn was subsequently acquired by Pfizer in February 2011).

The ORADUR Sustained Release Gel Cap Technology

We are developing ORADUR sustained release oral technology based on our SABER technology. We believe that ORADUR can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing or alcohol or water extraction) than other controlled release dosage forms on the market today. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse deterrent oral products. The ORADUR technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. In December 2007, Remoxy successfully completed a pivotal Phase III clinical trial. Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008, the NDA was accepted by the FDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. On July 2, 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the Remoxy NDA and to address all FDA comments in the Complete Response Letter. King resubmitted the NDA in December 2010; this was a Class II resubmission and the FDA has indicated that it has set a June 23, 2011 PDUFA goal date for Remoxy.

During 2006, 2007, 2008 and 2010, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market.

Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone).

We also have an ORADUR-ADHD program for which we commenced a Phase I clinical trial with multiple formulations in July 2010.

The DURIN Biodegradable Implant Technology

Our DURIN technology is a proprietary biodegradable implant that enables parenteral delivery of drugs from several weeks to six months or more using our LACTEL brand polymers and co-polymers of lactic and glycolic acid. The DURIN technology can deliver a wide variety of drugs including small and large molecule compounds. Our proprietary implant design allows for a variety of possible delivery profiles including constant rate delivery. Because DURIN implants are biodegradable, at the end of its delivery life, what remains of the DURIN implant is absorbed by the body. The DURIN technology is the basis of Memryte for the treatment of Alzheimer’s disease, with any future development controlled by Curaxis.

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

The MICRODUR Biodegradable Microparticulate Technology

Our MICRODUR technology is a patented biodegradable microparticulate depot injectable. We have experience in microencapsulation of a broad spectrum of drugs using our LACTEL brand polymers and co-polymers of lactic and glycolic acid. In our MICRODUR process, both standard and proprietary polymers are used to entrap an active agent in solid matrices or capsules comprising particles generally between 10 and 125 microns in diameter. Through a suitable choice of polymers and processing, sustained release from a few days to many months can be achieved. As with the DURIN technology, MICRODUR particles degrade fully in the body after the active agent is released. Our range of experience extends from the manufacturing of the polymer raw material to process and product development, scale-up and cGMP manufacturing.

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

—	expand uses or create new uses for existing drugs by delivering drugs continuously for convenient long dosing intervals;

—	create new uses for drugs which were previously considered to be too potent to be used safely by precisely controlling dosing;

—	deliver drugs by injection or transdermally to eliminate the first pass effect whereby the efficacy of the active agent is impacted by digestion and deactivation;

—	enhance drug performance by minimizing side effects; and

—	expand uses of drugs by delivering them to the target site.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, DURIN, DUROS and MICRODUR technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have one program for which response to a Complete Response Letter has been submitted and a PDUFA goal date of June 23, 2011 is established, and six different disclosed programs in clinical development, including three oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Build Our Own Commercial Organization.    In the future, we may elect to build our own commercial, sales and marketing capability in order to capture more of the economic value of certain products that we may develop. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we may in the future enter into these alliances under circumstances that allow us to participate in the sales and marketing of these products.

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Hospira, Inc.    In June 2010, we entered into a license agreement with Hospira to develop and commercialize POSIDUR in the U.S. and Canada. Under terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. For the U.S. and Canada, the two companies will jointly direct and equally fund the remaining development costs for POSIDUR, while Hospira will have exclusive commercialization rights upon regulatory approval with sole funding responsibility for commercialization activities. In addition, the Company has also granted to Hospira the right to develop and commercialize in the U.S. and Canada, at Hospira’s sole cost, other specified local anesthetic products, if any, based on the SABER technology, which come into existence under the Agreement. Hospira will be responsible for commercial manufacture of licensed products under the Agreement, provided that the Company will supply to Hospira a specified excipient for use in the manufacture of licensed products pursuant to a supply agreement entered into by the parties. On a product by product basis, Hospira will pay us a royalty on sales of each licensed product commercialized under the Agreement for a defined period, after which the license granted to Hospira for such product shall convert to a fully paid-up, non-royalty bearing and perpetual license. The term of the agreement shall be for the duration of Hospira’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Hospira to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As of December 31, 2010, the cumulative aggregate payments received by us under this agreement were $29.7 million.

Alpharma Ireland Limited (acquired in December 2008 by King which subsequently was acquired by Pfizer in February 2011).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, upon closing of the transaction, Alpharma paid us an upfront license fee of $20 million, with possible additional payments of up to $93 million upon the achievement of predefined development and regulatory milestones spread over multiple clinical indications and geographical territories as well as possible additional payments of up to $150 million in sales-based milestones. If ELADUR is commercialized, we would also receive royalties on product sales. Alpharma will control and fund further development of the program. The term of the agreement will continue on a jurisdiction-by-jurisdiction basis until the later of fifteen (15) years from the date of first commercial sale of ELADUR or the expiration of patent coverage or data exclusivity in each such jurisdiction. During the term of the agreement, subject to specified conditions, neither party nor their affiliates may develop or commercialize a transdermal patch containing bupivacaine. Upon expiration of the term of the agreement, the rights and licenses granted to Alpharma will convert to fully paid-up, non-royalty bearing, perpetual rights and licenses. The agreement provides each party with specified termination rights, including the right of Alpharma to terminate at any time without cause and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. As of December 31, 2010, the cumulative aggregate payments received by us under this agreement were $27.6 million.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the 2010 amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for us and Nycomed to jointly direct and equally fund a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, we now have final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR. Subject to our right to initiate dispute resolution procedures in specified circumstances, Nycomed now has final decision-making authority over clinical trials for the E. U. and other countries licensed to it. We now have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed has sole funding responsibility for all clinical trials intended for E.U. registration of POSIDUR. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by us and Nycomed. In February 2011, the agreement was further amended such that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless the Agreement is otherwise terminated, at the conclusion of the Interim Period, under the 2011 amendment, Nycomed would resume joint control and shared funding responsibility with DURECT for the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the 2011 amendment, Nycomed had the right to terminate the agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the 2011 amendment to provide that Nycomed may exercise its right to terminate the agreement at its sole election if BESST data was not available by December 31, 2011. In addition, we will be responsible for manufacturing and supplying the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay us blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. We retain full commercial rights to POSIDUR in all other countries not specifically licensed to Nycomed. The agreement will continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed has the right to terminate the agreement after the expiration of patents covering POSIDUR in all major market countries in the E.U., for adverse product events, and within specified periods after certain clinical trials of POSIDUR. As of December 31, 2010, the cumulative aggregate payments received by us under this agreement were $36.1 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $9.0 million as of December 31, 2010.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including Remoxy) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, we are entitled to receive milestone payments of up to $9.3 million in the aggregate.

As of December 31, 2010, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2010, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $32.2 million.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, we will continue to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all Remoxy related costs incurred by us. The cumulative aggregate payments received by us from King as of December 31, 2010 were $4.2 million under this agreement.

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

In August 2009, we entered into an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the long term excipient supply agreement. This agreement stipulates the terms and conditions under which we will supply to King, based on our manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. The term of the agreement commenced on August 5, 2009 and will continue in effect until the earlier of the expiration of all licenses granted under the development and license agreement between the us and Pain Therapeutics or the termination or expiration of the 2005 development and license agreement between Pain Therapeutics and King, unless the agreement is terminated earlier in accordance with its terms. The agreement provides each party with specified termination rights, which include, but are not limited to, the right of King to terminate the agreement in the event that governmental action requires the withdrawal of REMOXY from all countries in the territory or results in the withdrawal of required manufacturing approvals, or upon a change of control of us, in which case termination will be effective one year after notice by King. We may terminate the agreement if we are unable to procure suitable and sufficient quantities of certain raw materials required to produce the excipient ingredients. Each party may terminate the agreement upon material breach of the agreement by, or the bankruptcy or insolvency of, the other party, in each case subject to a cure period. The agreement further specifies the rights and obligations of us and King with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities. Revenue attributable to these key components aggregating $3.0 million and cost of goods sold aggregating $2.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 was recognized in the third quarter of 2009 upon the execution of a long term supply agreement with King such that final terms and conditions of the sales were established.

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    In March 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returned their right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. As of December 31, 2009 and 2010, the cumulative aggregate payments received by us under this agreement were $21.5 million.

EpiCept Corporation.    In December 2006, we entered into a license agreement with EpiCept that provides us with the exclusive, worldwide license to certain of EpiCept’s intellectual property for a transdermal patch containing bupivacaine for the treatment of back pain. In September 2008, the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license for a transdermal patch containing bupivacaine under all fields of use covered by the EpiCept intellectual property. In consideration of the license, we paid EpiCept a cumulative amount of $3.25 million in full satisfaction of all future payment obligations to EpiCept under the license agreement.

NeuroSystec Corporation.    In May 2004, we entered into an exclusive license agreement with NeuroSystec, a privately-held corporation founded by Alfred E. Mann, under which we granted to NeuroSystec exclusive worldwide rights to develop and commercialize products designed for the treatment of tinnitus and to improve post-operative recovery and tolerance of surgical implantation of cochlear devices using specified DURECT proprietary drug treatment methods and drug delivery technologies to deliver precise doses of appropriate medications directly to the middle or inner ear. The first development product is currently in early clinical development. We are responsible for formulation development of products utilizing our drug delivery platforms and manufacture and supply of product components consisting of our drug delivery platforms. We will receive certain milestone payments if certain development and commercialization milestones are achieved, as well as royalties based on product sales if products are commercialized under the agreement. This agreement will remain in effect until the expiration of NeuroSystec’s royalty obligations under the agreement, which will occur when the last of our related patent rights expire or are found to be invalid, unless the agreement is otherwise terminated earlier. This agreement can be terminated by either party for material breach by the other party and by NeuroSystec without cause. In connection with the agreement, we received a minority equity ownership interest in NeuroSystec.

Commercial Businesses

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to four weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 12,000 scientific references that now exist. We currently make and sell the ALZET product line on a worldwide basis. We market the ALZET product line through a direct sales force in the U.S. and through a network of distributors outside the U.S.

We acquired the ALZET product line and assets used primarily in the manufacture, sale and distribution of this product line from ALZA in April 2000. We believe that the ALZET business provides us with innovative design and application opportunities for potential new products.

LACTEL Absorbable Polymers

We currently design, develop and manufacture a wide range of standard and custom biodegradable polymers based on lactide, glycolide and caprolactone under the LACTEL brand for pharmaceutical and medical device clients for use as raw materials in their products. These materials are manufactured and sold by us directly from our facility in Alabama and are used by us and our third-party customers for a variety of controlled-release and medical-device applications, including several FDA-approved commercial products.

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for our pharmaceutical systems to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. In the future, we may elect to build our own commercial, sales and marketing capability in order to capture more of the economic value of certain products that we may develop. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we may in the future enter into these alliances under circumstances that allow us to participate in the sales and marketing of these products. We will continue to pursue strategic alliances and collaborators from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

We market and sell our ALZET and LACTEL product lines through a direct sales force in the U.S. and through a network of distributors outside of the U.S.

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

Customers

Our product revenues are derived from sale of the ALZET and LACTEL product lines as well as from the sale of certain key excipients that are included in Remoxy to our customer (King). Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2010, King and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively. In 2009, King accounted for 41% of our total revenues and no other customers accounted for more than 10% of total revenues. In 2008, revenues from our collaborative agreements with Pain Therapeutics, Nycomed, Endo, and Alpharma represented 22%, 16%, 14% and 12% of our total revenues, respectively.

At December 31, 2010, Hospira, King and Pain Therapeutics accounted for 33%, 19% and 15% of the Company’s net accounts receivable, respectively. At December 31, 2009, Nycomed and King accounted for 39% and 11% of our net accounts receivable, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. We have contracted with Hospira Worldwide and Corium International to manufacture clinical and commercial supplies of POSIDUR and ELADUR respectively. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Remoxy, TRANSDUR-Sufentanil, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for Remoxy at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 28, 2011, we held 60 issued U.S. patents and 468 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 79 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 459 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held a public meeting on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, the FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. The FDA held an additional meeting on July 22 and 23, 2010 to solicit feedback from an advisory committee and the public on a proposal from the FDA for a class-wide opioid REMS. The FDA held an additional meeting on July 27 and 28, 2010 to solicit input from concerned parties regarding REMS for a broader class of pharmaceuticals (including but not limited to opioids). Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

Many of our drug candidates including Remoxy, our other ORADUR-based opioid drug candidates and TRANSDUR-Sufentanil are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Employees

As of February 28, 2011 we had 131 employees, including 77 in research and development, 25 in manufacturing and 29 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 28, 2011 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	73	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	54	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	51	Chief Financial Officer
Joseph Stauffer, D.O., M.B.A.	44	Chief Medical Officer and Executive Vice President, Corporate Strategy
Jean I Liu, J.D., M.S.	42	Chief Legal Officer and Secretary
Paula Mendenhall, Pharm.D.	67	Executive Vice President, Operations and Administration
Su Il Yum, Ph.D.	71	Executive Vice President, Pharmaceutical Systems Research and Development

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

Jean I Liu, J.D., M.S. has served as our Chief Legal Officer since December 2010 and served as our Senior Vice President and General Counsel since February 2003. She was appointed Secretary of the corporation in March 2004. She served as our Vice President of Legal and General Counsel from February 1999 to February 2003. Previously, from October 1998, Ms. Liu served as our Vice President of Legal. Prior to that, Ms. Liu worked as an attorney at Venture Law Group, a law firm, from May 1997 to October 1998. Ms. Liu worked as an attorney at Pillsbury Madison & Sutro LLP, a law firm, from September 1993 to May 1997. Ms. Liu holds a B.S. in Cellular & Molecular Biology from University of Michigan, an M.S. in Biology from Stanford University and a J.D. from Columbia University School of Law. Ms. Liu is a member of the State Bar of California and is admitted to practice before the USPTO.

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

—

Remoxy—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008; this is a Class II resubmission and the FDA has indicated a June 23, 2011 PDUFA goal date. There can be no assurance that the resubmission of the NDA by King (now Pfizer) will receive timely review or be sufficient to gain approval of Remoxy.

—

POSIDUR—To date, we have completed multiple Phase II studies in various surgeries and held an end-of-Phase II meeting with the FDA. We are currently conducting BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. There can be no assurance that this trial will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

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

—

ELADUR—A Phase IIa clinical trial was completed and positive results were reported in the fourth quarter of 2007. King, to whom we have granted worldwide development and commercialization rights for ELADUR, is conducting a Phase IIb clinical trial to evaluate ELADUR for the treatment of chronic low back pain and we expect to have top-line data from that study in the first half of 2011. There can be no assurance that King (now Pfizer) will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

—

ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). There can be no assurance that we will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

—

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

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. Side effects, toxicity or other safety issues associated with the use of our drug candidates that could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. Although the NDA was resubmitted by King to the FDA in December 2010 in response to a Complete Response Letter, there can be no assurance that the FDA will view the data contained in the resubmission as adequate for approval and may require additional or new data prior to approval, in which case the time required to generate such data may delay commercialization of Remoxy and harm our business and financial condition.

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

Many of our drug candidates under development including Remoxy, our other ORADUR-based opioids and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, a new requirement by the FDA, which could delay the approval of these drug candidates and increase the cost, burden and liability associated with the commercialization of these drug candidates

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 (FDAAA) when necessary to ensure that the benefits of a drug outweigh the risks.

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

According to the FDA, it recognizes the need to achieve balance between appropriate access and risk mitigation, and believes an effective strategy would benefit from input from industry, patient advocacy groups, the pain and addiction treatment communities, the general public, and other stakeholders. In the first of a series of meetings with stakeholders, the FDA invited those companies that market the affected opioid drugs to a meeting with the agency on March 3, 2009 to discuss REMS development. Additional steps will include discussions with other federal agencies and non-government institutions, including patient and consumer advocates, representatives of the pain and addiction treatment communities, other health care professionals, and other interested parties. The FDA also held public meetings on May 27 and 28, 2009 to allow for broader public input and participation. On December 4, 2009, FDA held a public meeting with the drug company sponsors to hear from them about the status of the development of a proposed REMS and their views regarding the specific features of the REMS. The FDA held an additional meeting on July 22 and 23, 2010 to solicit feedback from an advisory committee and the public on a proposal from the FDA for a class-wide opioid REMS. The FDA held another meeting on July 27 and 28, 2010 to solicit input from concerned parties regarding REMS for a broader class of pharmaceuticals (including but not limited to opioids). Through this process, the FDA hopes to gain valuable information that will lead to practical and effective solutions for development of a REMS and for appropriate use of these opioid drug products.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Hospira, Nycomed, Alpharma (acquired by King which in turn has been acquired by Pfizer), Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute Remoxy and other ORADUR-based products, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our partners can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to Remoxy and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed with respect to POSIDUR, Alpharma (acquired by King which in turn has been acquired by Pfizer) with respect to ELADUR and Orient Pharma with respect to ORADUR-ADHD, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008 and in February 2011 King was acquired by Pfizer. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. As of December 31, 2010, we have $42.9 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. Except with respect to Remoxy, we and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, and our other ORADUR-based drug candidates. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2010, had an accumulated deficit of approximately $336.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and our other ORADUR-based drug candidates) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, Remoxy, our other ORADUR-based drug candidates and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of February 28, 2011, we held 60 issued U.S. patents and 468 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 79 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 459 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008, which impacted our financial statements. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2010 and determined that goodwill was not impaired as of December 31, 2010. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2010, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, King, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King (now owned by Pfizer), Hospira, Nycomed, Alpharma (acquired by King which in turn is now owned by Pfizer) and Orient Pharma) to successfully develop and commercialize the respective pharmaceutical systems they are developing;

—

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

—

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2014

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Cupertino, CA	40,560 sq. ft.	Office	Lease expires 2012 (with an option to renew for an additional six years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires September 2011 (with an option to renew for an additional five years)

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with an option to terminate after seven years and nine months and with two options to renew the lease term for an additional five years each after the current lease expires)

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

	Common Stock Price
Year ended December 31, 2009	Low	High
First Quarter	$1.40	$3.39
Second Quarter	2.01	2.86
Third Quarter	2.23	2.95
Fourth Quarter	2.04	2.69

Year ended December 31, 2010	Low	High
First Quarter	$1.91	$3.09
Second Quarter	2.23	3.14
Third Quarter	2.00	2.58
Fourth Quarter	2.48	3.69

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 28, 2011 was $3.24 per share. As of that date there were approximately 136 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2005. The graph assumes that $100 was invested on December 31, 2005. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/05 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
DURECT CORPORATION	100.00	87.57	126.82	66.86	48.72	68.05
NASDAQ STOCK MARKET (U.S.)	100.00	109.52	120.27	71.51	102.89	120.29
NASDAQ BIOTECHNOLOGY	100.00	101.02	105.65	92.31	106.74	122.76

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data at December 31, 2010 and 2009 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$20,091	$12,347	$19,770	$27,379	$14,213
Product revenue, net	11,500	12,113	8,765	8,258	8,108

Total revenue	31,591	24,460	28,535	35,673	22,321

Operating expenses:
Cost of revenue	4,275	5,311	3,365	3,225	3,248
Research and development	36,214	34,801	40,845	43,304	37,668
Selling, general and administrative	14,937	15,020	15,510	13,649	12,841
Write-down of deferred royalties and commercial rights	—	—	13,480	—	—

Total operating expenses	55,426	55,132	73,200	60,178	53,757

Loss from operations	(23,835)	(30,672)	(44,665)	(24,541)	(31,436)
Other income (expense):
Interest and other income	943	420	1,547	3,545	3,832
Interest expense	(6)	(36)	(789)	(2,625)	(3,436)
Debt conversion expense	—	—	—	(718)	(2,287)

Net other income (expense)	937	384	758	202	(1,891)

Net loss	$(22,898)	$(30,288)	$(43,907)	$(24,339)	$(33,327)

Basic and diluted net loss per share	$(0.26)	$(0.36)	$(0.56)	$(0.35)	$(0.51)
Shares used in computing basic and diluted net loss per share	86,868	83,427	78,332	70,483	65,961

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$49,572	$41,552	$52,692	$62,016	$81,607
Working capital	36,936	34,796	43,401	25,700	63,100
Total assets	67,560	58,151	74,874	84,020	102,485
Convertible subordinated notes	—	—	—	23,559	37,337
Other long-term liabilities	315	508	656	1,083	910
Stockholders’ equity	14,487	27,843	37,564	34,581	37,032

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, 2009 and 2008 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	potential regulatory approval of Remoxy or any of our other product candidates;

—	the progress of our third-party collaborations, including estimated milestones;

—	our intention to seek, and ability to enter into strategic alliances and collaborations;

—	the potential benefits and uses of our products;

—

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

—	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture products;

—	market opportunities for products in our product pipeline;

—	the number of patients enrolled and the timing of patient enrollment in clinical trials;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials and the commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, EMEA and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

—	our intention to develop additional manufacturing capabilities and our expectations regarding the number of employees involved in manufacturing;

—	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

—

our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least twelve months and our expectations regarding our ability to achieve profitability;

—	sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing;

—	our ability to utilize our equity line of credit facility with Azimuth Opportunity Ltd.;

—	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

—	the composition of future revenues; and

—	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), one program in Phase III, two programs in Phase II and three programs in Phase I. The more advanced programs are all in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Nycomed, King, Hospira, Endo and others.

Product Revenues

We have historically generated product revenue from the sale of three product lines:

—	ALZET® osmotic pumps for animal research use;

—	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

—	certain key excipients that are included in Remoxy.

In the future, we expect to generate modest revenue related to an animal health product which was approved and launched by our licensee in 2011. Because we consider our core business to be developing and commercializing pharmaceutical systems, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party collaborators to develop product candidates based on our drug delivery technologies.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At December 31, 2010, we had an accumulated deficit of $336.8 million and our net losses were $22.9 million, $30.3 million and $43.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities. We expect selling, general and administrative expenses to remain comparable in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on our part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. We enter into license and collaboration agreements under which we may receive upfront license fees, research funding and contingent milestone payments and royalties. The accounting standards contain a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated as a package and should be evaluated as a single agreement. Our deliverables under these arrangements typically consist of intellectual property rights and research and development services. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value for the undelivered element(s) to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Goodwill is periodically assessed for impairment. We assess the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

—	significant decline in our stock price for a sustained period;

—	our market capitalization relative to net book value;

—	new information affecting the commercial value of the asset;

—	significant underperformance relative to expected historical or projected future operating results;

—	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

—	significant negative industry or economic trends.

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2010, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2010. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We have adopted this guidance prospectively beginning on January 1, 2011. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on our financial statements going forward.

Results of Operations

Comparison of years ended December 31, 2010, 2009 and 2008

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents net reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, revenue recognized from ratable recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)(1)	$9,487	$7,024	$3,412
Hospira Inc. (Hospira)(2)	5,551	—	—
Nycomed Danmark ApS (Nycomed)(3)	2,033	1,620	4,485
Pain Therapeutics, Inc. (Pain Therapeutics)(4)	1,456	317	6,410
Endo Pharmaceuticals, Inc. (Endo)(5)	—	985	3,934
Others	1,564	2,401	1,529

Total collaborative research and development and other revenue	$20,091	$12,347	$19,770

(1)	Amounts related to ratable recognition of upfront fees were $3.2 million in 2010, $3.4 million in 2009 and $752,000 in 2008.

(2)	Amounts related to ratable recognition of upfront fees were $2.1 million in 2010 and zero in 2009 and 2008.

(3)	Amounts related to ratable recognition of upfront fees were $1.2 million in 2010, $1.5 million in 2009 and $3.1 million in 2008.

(4)	Amounts related to milestone revenue recognized in connection with the Pain Therapeutics collaboration were zero in both 2010 and 2009 and $850,000 in 2008.

(5)	Amounts related to ratable recognition of upfront fees were zero in 2010, $875,000 in 2009 and $3.0 million in 2008. Our agreement with Endo terminated effective August 26, 2009.

We recorded $20.1 million of collaborative research and development and other revenue in 2010 compared to $12.3 million in 2009. The increase in collaborative research and development revenue in 2010 compared to 2009 was primarily attributable to higher revenue recognized in connection with our agreements with Hospira, King, Pain Therapeutics and Nycomed, partially offset by no revenue from Endo and lower revenue from feasibility projects.

We recorded $12.3 million of collaborative research and development and other revenue in 2009 compared to $19.8 million in 2008. The decrease in collaborative research and development revenue in 2009 was primarily attributable to lower revenue recognized in connection with our agreements with Pain Therapeutics, Endo and Nycomed, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with King and various feasibility agreements compared to 2008.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR.

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

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $11.5 million, $12.1 million and $8.8 million in 2010, 2009 and 2008, respectively.

The decrease in product revenue in 2010 was primarily attributable to lower product revenue from the sale of certain excipients included in Remoxy to King as discussed below, partially offset by higher product revenue from both the LACTEL and ALZET product lines compared to 2009. Product revenue in 2009 included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as revenue in that period. In 2010, we experienced higher product revenue from our ALZET product line as well as from the LACTEL product line primarily as a result of ALZET’s higher average realized prices and higher LACTEL unit sales compared with 2009.

The increase in product revenue in 2009 compared with 2008 was primarily attributable to higher product revenue from the sale of certain excipients included in Remoxy to King. In addition, we experienced higher product revenue from our LACTEL product line as a result of higher units sold, partially offset by lower revenue from our ALZET product line as a result of lower units sold in 2009.

Cost of revenues.    Cost of revenues was $4.3 million, $5.3 million and $3.4 million in 2010, 2009 and 2008, respectively. Cost of revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in Remoxy. The decrease in the cost of product revenue in 2010 was primarily the result of lower product revenue associated with certain excipients for Remoxy, partially offset by higher units sold from our LACTEL product line compared to 2009. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

The increase in the cost of product revenue in 2009 compared to 2008 was primarily the result of recognizing $2.0 million of cost of certain excipients for Remoxy sold to King, partially offset by lower units sold from our ALZET product line and improved manufacturing efficiency from our LACTEL polymer product line. Cost of goods sold aggregating $562,000 in 2008 had been deferred until the execution of a final supply agreement with King in the third quarter of 2009.

Stock-based compensation expense recognized related to cost of revenues was $341,000, $433,000 and $135,000 in 2010, 2009 and 2008, respectively.

As of December 31, 2010, 2009 and 2008, we had 25, 22 and 31 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $36.2 million, $34.8 million and $40.8 million in 2010, 2009 and 2008. Stock-based compensation expense recognized related to research and development personnel was $4.9 million, $7.2 million and $5.6 million in 2010, 2009 and 2008, respectively.

Research and development expenses increased by $1.4 million in 2010 compared to 2009. The increase in 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics and our biologics programs, partially offset by lower development costs associated with ELADUR, ORADUR-ADHD, TRANSDUR-Sufentanil and other research programs compared to 2009 as more fully discussed below.

Research and development expenses decreased by $6.0 million in 2009 compared to 2008. The decrease in 2009 was primarily attributable to lower development costs associated with ELADUR, Remoxy and other select ORADUR-based opioid drug candidates and our biologics programs, partially offset by higher development costs associated with POSIDUR, our ORADUR-ADHD program and our other research programs compared to 2008 as more fully discussed below. In addition, we paid $2.25 million to EpiCept in the third quarter of 2008 under our amended agreement with EpiCept and recorded this amount as a research and development expense attributed to ELADUR in 2008.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
POSIDUR(1)	$16,017	$14,250	$9,515
Remoxy and other ORADUR-based opioid products (1)	3,710	1,688	5,274
ELADUR(1)	3,420	3,823	11,852
Biologics Programs	1,675	1,638	4,614
ORADUR-ADHD	1,382	2,155	1,091
TRANSDUR-Sufentanil (1)	871	1,387	1,365
Others	9,139	9,860	7,134

Total research and development expenses	$36,214	$34,801	$40,845

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Hospira, Nycomed, King, Pain Therapeutics and Endo.

POSIDUR

Our research and development expenses for POSIDUR increased to $16.0 million in 2010 from $14.3 million in 2009, primarily due to higher costs associated with our Phase III clinical trial and higher employee costs for POSIDUR compared to 2009.

Our research and development expenses for POSIDUR increased to $14.3 million in 2009 from $9.5 million in 2008, primarily due to higher costs associated with Phase II clinical trials conducted by Nycomed and us in 2009 compared to 2008.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other ORADUR-based opioids increased to $3.7 million in 2010 from $1.7 million in 2009, primarily due to increased activities to support the resubmission of the Remoxy NDA in 2010.

Our research and development expenses for Remoxy and other ORADUR-based opioids decreased to $1.7 million in 2009 from $5.3 million in 2008, primarily due to decreased support activities for Remoxy after the filing of the Remoxy NDA which occurred in 2008 as well as decreased formulation and clinical manufacturing activities for other select ORADUR-based opioid drug candidates in 2009.

ELADUR

Our research and development expenses for ELADUR decreased to $3.4 million in 2010 from $3.8 million in 2009, primarily due to lower employee costs and lower contract manufacturing expenses related to this product candidate.

Our research and development expenses for ELADUR decreased to $3.8 million in 2009 from $11.9 million in 2008, primarily due to lower employee costs, non-clinical studies and contract manufacturing expenses related to this product candidate. In addition, we paid $2.25 million to EpiCept in 2008 related to certain intellectual property relevant to ELADUR under our amended agreement with EpiCept and recorded this amount as a R&D expense in 2008.

Biologics Programs

Our research and development expenses for biologics programs increased to $1.7 million in 2010 from $1.6 million in 2009. primarily due to higher external costs and employee related costs in support of these programs in 2010.

Our research and development expenses for biologics programs decreased to $1.6 million in 2009 from $4.6 million in 2008, primarily due to lower external costs and employee related costs in support of these programs in 2009.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $1.4 million in 2010 from $2.2 million in 2009, primarily due to lower employee costs incurred for this program in 2010.

Our research and development expenses for ORADUR-ADHD increased to $2.2 million in 2009 from $1.1 million in 2008, primarily due to increased formulation and other development activities for this program in 2009.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $871,000 in 2010 from $1.4 million in 2009, primarily due to decreased external and employee costs for this drug candidate in 2010.

Our research and development expenses for TRANSDUR-Sufentanil were $1.4 million in both 2009 and 2008. We incurred higher employee related cost for this product candidate in 2009 than in 2008, essentially offset by decreased external costs.

Other DURECT Research Programs

Our research and development expenses for all other activities decreased to $9.1 million in 2010 from $9.9 million in 2009, primarily due to lower employee related costs and decreased formulation and development activities for these programs.

Our research and development expenses for all other activities increased to $9.9 million from $7.1 million in 2008, primarily due to higher employee related costs and increased formulation and development activities for these programs.

As of December 31, 2010, 2009 and 2008, we had 76, 77 and 104 research and development employees respectively. We expect research and development expenses to increase modestly in the near future as we continue product development efforts for our internal and partnered product candidates.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $14.9 million, $15.0 million and $15.5 million in 2010, 2009 and 2008, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $2.5 million, $3.8 million and $2.8 million in 2010, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by $83,000 in 2010 compared to 2009, primarily due to lower stock based compensation expenses related to selling, general and administrative personnel, offset by higher patent and market research expenses incurred in 2010 compared to 2009.

Selling, general and administrative expenses decreased by $490,000 in 2009 compared to 2008, primarily due to lower employee, patent and consulting expenses incurred in 2009 compared to 2008.

As of December 31, 2010, 2009 and 2008, we had 29, 28 and 38 selling, general and administrative personnel, respectively. We expect selling, general and administrative expenses to remain comparable in the near future.

Write-down of deferred royalties and commercial rights.    Write-down of deferred royalties and commercial rights was $13.5 million in 2008. We had no similar charges in the other periods presented. In 2000, we recorded the fair value of common stock and a warrant that we issued to ALZA Corporation in connection with an amended agreement related to CHRONOGESIC. The amounts were recorded in stockholders’ equity as additional paid-in capital and as a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, we made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded a $13.5 million non-cash write-down of deferred royalties and commercial rights given the fact that there are no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

Other Income (Expense).    Interest and other income was $943,000, $420,000 and $1.5 million in 2010, 2009 and 2008, respectively. The increase in interest and other income in 2010 as compared to 2009 was primarily due to the receipt of grants totaling $733,000 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects in the fourth quarter of 2010. The decrease in interest and other income in 2009 was primarily the result of lower yields on our investments as well as lower average cash and investment balances compared to 2008.

Interest expense was $6,000, $36,000 and $789,000 in 2010, 2009 and 2008, respectively. The decrease in interest expense in 2010 compared to 2009 was primarily due to a lower outstanding balance of equipment financing obligations in 2010. The decrease in interest expense in 2009 compared to 2008 was primarily due to the conversion of the remaining $23.6 million in aggregate principal amount of convertible notes in June 2008.

Income taxes.    As of December 31, 2010, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $232.5 million, which expire in the years 2018 through 2030, and federal research and development tax credits of approximately $4.7 million, which expire at various dates beginning in 2018 through 2030, if not utilized. As of December 31, 2010, we had NOL carryforwards for state income tax purpose of approximately $142.6 million, which expire in the years 2012 through 2030, and state research and development tax credits of approximately $5.1 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2010 and 2009, we had net deferred tax assets of $115.9 million and $107.3 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2010 and December 31, 2009. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into our common stock. We also issued approximately 4.4 million shares of our common stock to Venrock in connection with an equity financing in September 2009. These transactions may also have resulted in a change of control or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2010 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $49.6 million and $41.6 million at December 31, 2010 and 2009, respectively. This includes $933,000 and $431,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2010 and 2009, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in California and Alabama. The letters of credit related to the security deposit of the leased facilities will expire in December 2012 and July 2021.

We received $7.8 million of cash in operating activities in the year ended December 31, 2010 and used $20.9 million and $9.4 million of cash in operating activities in the years ended December 31, 2009 and 2008, respectively. The increase in cash provided by operations in 2010 was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira in June 2010. The increase in cash used in operating activities in 2009 compared to 2008 was primarily due to a $20.0 million upfront payment received from Alpharma in 2008.

We used $6.1 million and $10.4 million of cash from investing activities in the years ended December 31, 2010 and 2009, respectively, but generated $289,000 of cash from investing activities in the year ended December 31, 2008. The decrease in cash used in investing activities in 2010 was primarily due to a decrease in net purchases of investments and in purchases of equipment compared with 2009. The increase in cash used in investing activities in 2009 was primarily due to higher net purchases of investments, partially offset by reduced purchases of property and equipment compared with 2008. We also anticipate incurring capital expenditures of approximately $1.5 million over the next 12 months. The majority of these expenditures in 2011 relate to our outfitting a newly leased facility in Alabama to support our LACTEL product line and polymer research activities. The actual amount and timing of other capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We generated $517,000, $10.1 million and $1.0 million of cash from financing activities in the years ended December 31, 2010, 2009 and 2008, respectively. The lower amount of cash provided by financing activities in 2010 compared to 2009 was primarily due to approximately $9.9 million of cash received from an equity financing in 2009. The increase in cash provided by financing activities in 2009 compared to 2008 was also due to the cash received from the equity financing in 2009. In November 2008, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in May 2009, allowed us to offer up to $75 million of securities from time to time in one or more public offerings of our common stock. In September 2009, we completed a privately negotiated transaction to sell 4,444,444 shares of our common stock to affiliates of Venrock at a price of $2.25 per share, raising total net proceeds of approximately $9.9 million.

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

Contractual Obligations	2011	2012	2013	2014	2015	2016 and thereafter	Total
Capital lease(1)	$12	$—	$—	$—	$—	$—	$12
Purchase commitments	500	500	500	500	500	1,500	4,000
Operating lease obligations	2,253	2,362	1,559	454	286	1,734	8,648

Total contractual cash obligations	$2,765	$2,862	$2,059	$954	$786	$3,234	$12,660

(1)	Includes principal and interest payments.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2010, approximately 93% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 14% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2010 by year of maturity (dollars in thousands):

	2011	2012	Total
Cash equivalents:
Fixed rate	$5,615	$—	$5,615
Average fixed rate	0.19%	—	0.19%
Variable rate	$502	$—	$502
Average variable rate	0.11%	—	0.11%
Short-term investments:
Fixed rate	$35,005	$—	$35,005
Average fixed rate	0.50%	—	0.50%

	2011	2012	Total
Long-term investments:
Fixed rate	$—	$3,197	$3,197
Average fixed rate	—	0.57%	0.57%
Restricted investments:
Fixed rate	$933	$—	$933
Average fixed rate	0.16%	—	0.16%

Total investment securities	$42,055	$3,197	$45,252

Average rate	0.44%	0.57%	0.46%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2009 by year of maturity (dollars in thousands):

	2010	2011	Total
Cash equivalents:
Fixed rate	$2,350	$—	$2,350
Average fixed rate	0.16%	—	0.16%
Variable rate	$4,157	$—	$4,157
Average variable rate	0.08%	—	0.08%
Short-term investments:
Fixed rate	$32,834	$—	$32,834
Average fixed rate	0.53%	—	0.53%
Long-term investments:
Fixed rate	$—	$—	$—
Average fixed rate	—	—	—
Restricted investments:
Fixed rate	$431	$—	$431
Average fixed rate	0.30%	—	0.30%

Total investment securities	$39,772	$—	$39,772

Average rate	0.47%	$—	0.47%

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 3, 2011

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2010	2009
A S S E T S
Current assets:
Cash and cash equivalents	$10,437	$8,287
Short-term investments	35,005	32,834
Short-term restricted investments	66	—
Accounts receivable (net of allowances of $107 at December 31, 2010 and $103 at December 31, 2009)	3,716	1,700
Inventories	2,836	2,799
Prepaid expenses and other current assets	2,785	1,433

Total current assets	54,845	47,053
Property and equipment, net	1,776	3,808
Goodwill	6,399	6,399
Intangible assets, net	71	108
Long-term investments	3,197	—
Long-term restricted investments	867	431
Other long-term assets	405	352

Total assets	$67,560	$58,151

L I B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$981	$1,019
Accrued liabilities	6,524	5,337
Contract research liabilities	2,109	990
Deferred revenue, current portion	8,079	4,703
Other short-term liabilities	216	208

Total current liabilities	17,909	12,257
Deferred revenue, non-current portion	34,849	17,543
Other long-term liabilities	315	508
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000 shares authorized; 87,053 and 86,755 shares issued and outstanding at December 31, 2010 and 2009, respectively	8	8
Additional paid-in capital	351,251	341,705
Accumulated other comprehensive income	6	10
Accumulated deficit	(336,778)	(313,880)

Stockholders’ equity	14,487	27,843

Total liabilities and stockholders’ equity	$67,560	$58,151

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Collaborative research and development and other revenue	$20,091	$12,347	$19,770
Product revenue, net	11,500	12,113	8,765

Total revenues	31,591	24,460	28,535

Operating expenses:
Cost of revenues(1)	4,275	5,311	3,365
Research and development(1)	36,214	34,801	40,845
Selling, general and administrative(1)	14,937	15,020	15,510
Write-down of deferred royalties and commercial rights	—	—	13,480

Total operating expenses	55,426	55,132	73,200

Loss from operations	(23,835)	(30,672)	(44,665)
Other income (expense):
Interest and other income	943	420	1,547
Interest expense	(6)	(36)	(789)

Net other income (expense)	937	384	758

Net loss	$(22,898)	$(30,288)	$(43,907)

Net loss per share, basic and diluted	$(0.26)	$(0.36)	$(0.56)

Shares used in computing basic and diluted net loss per share	86,868	83,427	78,332

(1) Includes stock-based compensation related to the following:
Cost of revenues	$341	$433	$135
Research and development	4,941	7,159	5,575
Selling, general and administrative	2,520	3,838	2,790

	$7,802	$11,430	$8,500

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Royalties And Commercial Rights	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	74,107	$7	$287,689	$(13,480)	$50	$(239,685)	$34,581
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	419	—	1,264	—	—	—	1,264
Stock-based compensation expense from stock options and ESPP shares	—	—	8,516	—	—	—	8,516
Conversion of subordinated convertible notes	7,492	1	23,598	—	—	—	23,599
Write-down of deferred royalties and commercial rights				13,480			13,480
Net change in unrealized gain on available-for-sale securities	—	—	—	—	31	—	31
Net loss						(43,907)	(43,907)

Total comprehensive net loss							(43,876)

Balance at December 31, 2008	82,018	8	321,067	—	81	(283,592)	37,564
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	293	—	528	—	—	—	528
Stock-based compensation expense from stock options and ESPP shares	—	—	10,236	—	—	—	10,236
Issuance of common stock upon equity financing	4,444	—	9,874	—	—	—	9,874
Net change in unrealized gain on available-for-sale securities	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(30,288)	(30,288)

Total comprehensive net loss							(30,359)

Balance at December 31, 2009	86,755	8	341,705	—	10	(313,880)	27,843

Issuance of common stock upon exercise of stock options and purchases of ESPP shares	298	—	565	—	—	—	565
Stock-based compensation expense from stock options and ESPP shares	—	—	8,981	—	—	—	8,981
Net change in unrealized gain on available-for-sale securities	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(22,898)	(22,898)

Total comprehensive net loss							(22,902)

Balance at December 31, 2010	87,053	$8	$351,251	$—	$6	$(336,778)	$14,487

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(22,898)	$(30,288)	$(43,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of deferred royalties and commercial rights	—	—	13,480
Depreciation	2,214	2,457	2,580
Amortization	37	49	48
Stock-based compensation	7,802	11,430	8,500
Asset retirement obligation	—	383	—
Loss on impairment and disposal of fixed assets	74	—	4
Inventory write-off	249	487	529
Changes in assets and liabilities:
Accounts receivable	(2,016)	2,355	(433)
Inventories	(303)	190	(2,024)
Prepaid expenses and other assets	(1,405)	341	56
Accounts payable	(38)	1	(816)
Accrued liabilities	2,246	(1,534)	(449)
Contract research liability	1,119	(5)	(951)
Interest payable on convertible notes	—	—	(61)
Deferred revenue	20,682	(6,760)	14,010

Total adjustments	30,661	9,394	34,473

Net cash provided by (used in) operating activities	7,763	(20,894)	(9,434)
Cash flows from investing activities
Purchase of property and equipment	(256)	(294)	(897)
Purchase of intangible assets	—	—	(25)
Purchase of available-for-sale securities	(67,150)	(46,894)	(21,487)
Proceeds from sales of available-for-sale securities	2,207	1,154	—
Proceeds from maturities of available-for-sale securities	59,069	35,651	22,698

Net cash provided by (used in) investing activities	(6,130)	(10,383)	289
Cash flows from financing activities
Payments on equipment financing obligations	(48)	(43)	(38)
Payment on debt obligations	—	(240)	(225)
Net proceeds from issuances of common stock	565	528	1,264
Net proceeds from issuance of common stock in connection with equity financing	—	9,874	—

Net cash provided by financing activities	517	10,119	1,001

Net increase (decrease) in cash and cash equivalents	2,150	(21,158)	(8,144)
Cash and cash equivalents at beginning of year	8,287	29,445	37,589

Cash and cash equivalents at end of year	$10,437	$8,287	$29,445

Supplemental disclosure of cash flow information
Cash paid for interest	$5	$27	$785

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible subordinated notes for common stock	$—	$—	$23,599

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

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates. Specifically, management makes estimates when preparing the financial statements including those related to goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation.

Reclassifications

Certain prior period amounts in the statements of operations have been reclassified to conform to current period presentation. The Company reclassified $167,000 and $1.4 million related to the Company’s agreement with Nycomed from research and development expenses to collaborative research and development and other revenue for the years ended 2009 and 2008, respectively. Such reclassification did not impact the Company’s net loss or financial position.

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

The Company invests in debt instruments of government agencies and corporations, and money market funds with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities with the objectives of maintaining safety and liquidity, while maximizing yield.

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

Pharmaceutical companies and academic institutions account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2010, Hospira, King and Pain Therapeutics accounted for 33%, 19% and 15% of the Company’s net accounts receivable. At December 31, 2009, King and one of the Company’s feasibility partners accounted for 39% and 11% of the Company’s net accounts receivable.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for Remoxy. In 2010, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 11% of total revenue, respectively. In 2009, revenue from ALZET mini pump product line, the sale of certain excipients for Remoxy and the LACTEL product line accounted for 26%, 12% and 11% of total revenue, respectively. In 2008, revenue from the ALZET product line accounted for 23% of total revenues.

In 2010, King and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively. In 2009, King accounted for 41% of the Company’s total revenues. In 2008, Pain Therapeutics, Nycomed, Endo and Alpharma accounted for 22%, 16%, 14% and 12% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2010, 2009 and 2008 is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$25,459	$18,410	$20,664
Europe	4,436	3,689	6,245
Japan	863	927	1,032
Other	833	1,434	594

Total	$31,591	$24,460	$28,535

Revenue by geography is determined by the location of the customer.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$519	$516
Work in-process	840	690
Finished goods	1,477	1,593

Total inventories	$2,836	$2,799

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of patents, developed technology, trademarks and customer lists related to the Company’s acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on a straight-line basis over the respective estimated useful lives of the assets ranging from four to seven years. The Company assesses goodwill for impairment at least annually.

Impairment of Long-Lived Assets

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2010, there have been no material impairment losses.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for share-based payments using a fair-value based method for costs related to all share-based payments, including stock options and stock issued under our employee stock purchase plan (ESPP). The Company estimates the fair value of share based payment awards on the date of grant using an option-pricing model. See Note 8 for further information regarding stock-based compensation.

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on the Company’s part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company enters into license and collaboration agreements under which it may receive up-front license fees, research funding and contingent milestone payments and royalties. The Company’s deliverables under these arrangements typically consist of granting licenses to intellectual property rights and research and development services. The accounting standards contain a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated as a package and should be evaluated as a single agreement. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement. Returns or credits related to the sale of products have not had a material impact on the Company’s revenues or net loss.

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

Milestone payments under collaborative arrangements are recognized as collaborative research and development revenue upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to that milestone as defined in the agreement. Milestone payments are triggered either by the results of our research and development efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a third-party collaborator. As such, the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

milestones are substantially at risk at the inception of the collaboration agreement, and revenue is only recognized upon the achievement of a milestone event if the Company has no future performance obligations related to that milestone payment.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Collaborator
King Pharmaceuticals, Inc. (King)	$9,487	$7,024	$3,412
Hospira Inc. (Hospira)	5,551	—	—
Nycomed Danmark ApS (Nycomed)	2,033	1,620	4,485
Pain Therapeutics, Inc. (Pain Therapeutics)	1,456	317	6,410
Endo Pharmaceuticals, Inc. (Endo)	—	985	3,934
Others	1,564	2,401	1,529

Total collaborative research and development and other revenue	$20,091	$12,347	$19,770

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed. In addition, net reimbursements of research and development expenses by our partners incurred are recorded as collaborative research and development revenue. Net payments of research and development expenses to our partners are recorded as an addition to our research and development expenses in the period incurred.

Comprehensive Loss

Components of other comprehensive loss comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Year Ended December 31,
	2010	2009	2008
Net loss	$(22,898)	$(30,288)	$(43,907)
Net change in unrealized gain on available-for-sale securities, net of tax	(4)	(71)	31

Comprehensive loss	$(22,902)	$(30,359)	$(43,876)

Accumulated other comprehensive income (loss) as of December 31, 2010, 2009 and 2008 is entirely comprised of unrealized gains or losses on available-for-sale securities.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment Reporting

The Company operates in one operating segment, which is the research, development and manufacturing of pharmaceutical products.

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

The computation of diluted net loss per share for the fiscal year ended December 31, 2010 excludes the impact of options to purchase 19.6 million shares of common stock, and a warrant to purchase 770 shares of common stock outstanding at December 31, 2010, as such impact would be antidilutive.

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

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent expense on the statements of operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company has adopted this guidance prospectively beginning on January 1, 2011. Under ASU 2009-13, the Company may be required to exercise

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

considerable judgment in determining the estimated selling price of delivered items under new agreements and the Company’s revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on the Company’s financial statements going forward.

2.     Strategic Agreements

Agreement with Hospira, Inc.

In June 2010, the Company and Hospira, Inc. (Hospira) entered into a license agreement to develop and market POSIDUR (SABER-bupivacaine) in the U.S. and Canada. POSIDUR is the Company’s investigational post-operative pain relief depot currently in Phase III clinical development in the U.S. that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. POSIDUR is licensed to Nycomed for commercialization in Europe and other specified countries, and the Company retains commercialization rights in Japan and all other countries not licensed to Hospira and Nycomed.

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

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development expenses reimbursable by Hospira	$3,436	$—	$—
Research and development expenses reimbursable by the Company	—	—	—

Net payable to Hospira	$—	$—	$—

Net receivable from Hospira	$3,436	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2010 were $29.7 million under this agreement.

	Year Ended December 31,
	2010	2009	2008
Ratable recognition of upfront payment(1)	$2,115	$—	$—
Research and development expenses reimbursable by Hospira	3,436	—	—

Total collaborative research and development revenue	$5,551	$—	$—

(1)	The Company’s estimate of the term of its continuing involvement is based on the later of the research and development period and the term of the Company’s manufacturing obligation under the development and license agreement with Hospira.

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. As a result of the acquisition of King by Pfizer in February 2011, Pfizer has assumed the rights and obligations of King under the agreement.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2010 were $27.6 million under this agreement.

	Year Ended December 31,
	2010	2009	2008
Ratable recognition of upfront payment(1)	$3,218	$3,427	$752
Research and development expenses reimbursable by King	2,673	2,614	2,660

Total collaborative research and development revenue	$5,891	$6,041	$3,412

(1)	The Company’s estimate of the remaining term of its continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid an upfront license fee of $14.0 million in 2006 and a milestone payment of $8.0 million in 2007, with future potential additional milestone payments of up to $181.0 million upon achievement of defined development, regulatory and sales milestones. Prior to the February 2010 amendment, the agreement provided for the Company and Nycomed to jointly direct and equally fund a development program for POSIDUR intended to secure regulatory approval in both the U.S. and the E.U. After the amendment, DURECT now has final decision-making authority over clinical trials intended for the U.S. registration of POSIDUR and Nycomed now has decision-making authority over clinical trials for the E.U. and other countries licensed to it. DURECT will have funding responsibility for all current and future clinical trials intended for U.S. registration of POSIDUR and, commencing April 1, 2010, Nycomed has sole funding responsibility over clinical trials for the E.U. and other countries licensed to it. The final decision making authority and financial responsibility for the remainder of the development activities, such as the non-clinical and CMC activities, will be jointly managed and funded by DURECT and Nycomed. In February 2011, the agreement was further amended such that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless the agreement is otherwise terminated, at the conclusion of the Interim Period, under the 2011 amendment, Nycomed would resume joint control and shared funding responsibility with DURECT for the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the 2011 amendment, Nycomed had the right to terminate the Agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the 2011 amendment to provide that Nycomed may exercise its right to terminate the Agreement at its sole election if BESST data was not available by December 31, 2011. In addition, the Company will be responsible for manufacturing and supplying the product to Nycomed for commercial sale in the territory licensed to Nycomed. Nycomed will pay the Company blended royalties on sales in the defined territory of 15-40% depending on annual sales, as well as a manufacturing markup. The Company retains full commercial rights to POSIDUR in all other countries not specifically licensed to Nycomed or Hospira. The agreement shall continue in effect until terminated. The agreement provides each party with specified termination rights, including the right of each party to terminate the agreement upon material breach of the agreement by the other party. In addition, Nycomed shall have the right to terminate the agreement after expiration of patents covering POSIDUR in all major market countries in the E.U. and for adverse product events, and within specified periods after clinical trials of POSIDUR.

For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from Nycomed and records the net payment of research and development expenses to Nycomed as additional research and development expense. The Company and Nycomed each bear 50% of these agreed upon expenses under the collaboration agreement for POSIDUR.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of the amounts comprising our net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development expenses reimbursable by Nycomed	$1,466	$3,510	$3,581
Research and development expenses reimbursable by the Company	(966)	(4,674)	(2,147)

Net payable to Nycomed	$(298)	$(1,331)	$—

Net receivable from Nycomed	$798	$167	$1,434

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2010 were $36.1 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of December 31, 2010.

	Year Ended December 31,
	2010	2009	2008
Ratable recognition of upfront payment(1)	$1,235	$1,453	$3,051
Research and development expenses reimbursable by Nycomed	798	167	1,434

Total collaborative research and development revenue	$2,033	$1,620	$4,485

(1)	The Company’s estimates of the remaining term of its continuing involvement were modified in the first and fourth quarters of 2009 as a result of an updated development plan for POSIDUR in Europe.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, the Company is entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2009, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

by the Company in connection with the development program. The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.5 million, $317,000 and $6.4 million in 2010, 2009 and 2008, respectively. The cumulative aggregate payments received by the Company as of December 31, 2010 were $32.2 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company continues to perform Remoxy-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Now King is substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all Remoxy-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to Remoxy.

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for King was $3.4 million, $983,000 and zero for the years ended December 31, 2010, 2009 and 2008, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King as of December 31, 2010 were $4.2 million under this agreement.

Long Term Supply Agreement with King (now Pfizer)

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

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. On February 28, 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to this long term supply agreement. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. In the third quarter of 2009, the Company recognized $3.0 million of product revenue and $2.0 million of cost of goods sold related to its past shipments to King upon execution of the long term supply agreement at which point all criteria of revenue recognition were met.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In 2010, the Company recognized $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark-up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in 2010. Total revenue recognized related to these excipients was $961,000 and $3.0 million in 2010 and 2009, respectively and the associated cost of goods sold was $315,000 and $2.0 million in 2010 and 2009, respectively.

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

The Company recognized zero, $875,000 and $3.0 million, respectively as collaborative research and development revenue from the ratable recognition of the $10.0 million upfront fee for the years ended December 31, 2010, 2009 and 2008. Total collaborative research and development revenue recognized under this arrangement was zero, $985,000 and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cumulative aggregate payments received by the Company as of December 31, 2010 were $21.5 million under this agreement.

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

In September 2008, the Company and EpiCept entered into an amendment to the license agreement. Under the amendment, among other changes, the scope of the license was broadened from the treatment of back pain to

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

all uses covered by the EpiCept intellectual property including myofascial pain and muscle tension pain, and the license was converted to an exclusive, worldwide, fully paid up, royalty-free, perpetual and irrevocable license. In consideration of this amendment, the Company made a one-time payment of $2.25 million to EpiCept in full satisfaction of all future payment obligations to EpiCept under the license agreement. The Company recorded the payment of $2.25 million as a research and development expense in 2008 since the rights purchased had not yet reached technological feasibility and such rights also had no future alternative uses.

3.     Intangible Assets and Goodwill

Intangible assets recorded in connection with our acquisitions consist of the following (in thousands):

	December 31, 2010
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(520)	71
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,380)	$71

	December 31, 2009
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,586)	$14
Patents	591	(497)	94
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,343)	$108

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2010 was $71,000, which will be amortized as follows: $17,600 in each of the years from 2011 to 2014, and $600 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2010. The Company evaluates goodwill for impairment at least annually. In 2010, 2009 and 2008 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured on at fair value a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$502	$—	$—	$502
Certificates of deposit	—	1,282	—	1,282
Commercial paper	—	11,405	—	11,405
Corporate debt	—	2,614	—	2,614
U.S. Government agencies	—	29,449	—	29,449

Total	$502	$44,750	$—	$45,252

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	1,282	—	—	1,282
Commercial paper	11,404	1	—	11,405
Corporate debt	2,611	3	—	2,614
U.S. Government agencies	29,447	10	(8)	29,449

	$45,246	$14	$(8)	$45,252

Reported as:
Cash and cash equivalents	$6,117	$—	$—	$6,117
Short-term investments	34,999	12	(6)	35,005
Short-term restricted investments	66	—	—	66
Long-term investments	3,197	2	(2)	3,197
Long-term restricted investments	867	—	—	867

	$45,246	$14	$(8)	$45,252

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,157	$—	$—	$4,157
Certificates of deposit	431	—	—	431
Commercial paper	9,545	1	—	9,546
Corporate debt	2,833	5	—	2,838
U.S. Government agencies	22,796	10	(6)	22,800

	$39,762	$16	$(6)	$39,772

Reported as:
Cash and cash equivalents	$6,507	$—	$—	$6,507
Short-term investments	32,824	16	(6)	32,834
Long-term restricted investments	431	—	—	431

	$39,762	$16	$(6)	$39,772

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity (in thousands):

	December 31, 2010
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$42,049	$42,055
Mature after one year through five years	3,197	3,197

	$42,246	$45,252

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2010 or 2009.

As of December 31, 2010, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Equipment	$14,507	$14,284
Leasehold improvement	9,577	9,667
Construction-in-progress	78	47

	24,162	23,998
Less accumulated depreciation and amortization	(22,386)	(20,190)

Property and equipment, net	$1,776	$3,808

Depreciation expense was $2.2 million, $2.5 million and $2.6 million in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, no equipment was collateralized as security for equipment financing facilities. Depreciation expense was $39,580 in each of 2010, 2009 and 2008 for capital lease assets.

As of December 31, 2010, the Company has recorded $383,000 as a liability on its balance sheet for an asset retirement obligation associated with the estimated restoration cost for one of its leased buildings.

6.    Restricted Investments

In September 2005, the Company deposited $329,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in August 2005 for the Company’s office facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in December 2012 unless the Company exercises its lease extension option.

In January 2006, the Company deposited $61,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in December 2005 for capital equipment from a third party vendor for a phone system at the Cupertino facilities. The installation was completed in April 2006. The restriction on these funds will be released upon termination of the lease in March 2011.

In October 2010, the Company deposited $500,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in October 2010 for the Company’s facility in Birmingham, Alabama. The restriction on these funds will be released upon termination of the lease in July 2021.

As of December 31, 2010 and 2009, the Company had $933,000 and $431,000, respectively, recorded as restricted investments in connection with deposits on letters of credit.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Long-term Debt and Commitments

Convertible Subordinated Notes

In June and July 2003, the Company completed a private placement of an aggregate of $60.0 million in convertible subordinated notes (the “notes”). The notes bore interest at a fixed rate of 6.25% per annum and were due on June 15, 2008. The notes were convertible at the option of the note holders into our common stock at a conversion rate of 317.4603 shares per $1,000 principal amount of notes, or $3.15 per share. Interest on the notes was payable semi-annually in arrears in June and December. From the third quarter of 2005 through October 2007, the Company exchanged an aggregate of approximately $36.4 million in principal amount of notes in individually negotiated transactions with note holders, pursuant to which the Company issued approximately 11.6 million shares of its common stock, and made cash payments in the aggregate amount of approximately $3.8 million. In June 2008, the remaining $23.6 million in aggregate principal amount of notes were converted into approximately 7.5 million shares of our common stock. As of December 31, 2010 and 2009, the remaining principal balance of the Company’s notes was zero.

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

Interest payments on the SBS Bonds were due semi-annually and principal payments were due annually. Principal payments increased in annual increments from $150,000 to $240,000 over the term of the bonds until the principal was fully paid in 2009. As of December 31, 2009 and 2010, there was no remaining principal balance.

Operating Leases

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

The Company has several other lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million, $2.1 million and $2.0 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future minimum payments (including principal and interest) under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2011	$2,253
2012	2,362
2013	1,559
2014	454
Thereafter	2,020

$8,648

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018.

8. Stockholders’ Equity

Common Stock

In October 2008, the shelf registration statement on Form S-3 originally filed with the SEC in October 2005 expired and in November 2008, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective by the SEC in May 2009, allows the Company to offer up to $75 million of securities from time to time in one or more public offerings of the Company’s common stock.

In September 2009, the Company completed a privately negotiated transaction to sell 4,444,444 shares of its common stock to affiliates of Venrock at a price of $2.25 per share, raising net proceeds to DURECT of approximately $9.9 million.

In July 2010, the Company entered into an equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which the Company may sell to Azimuth, subject to certain limitations, up to $50 million of common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April 2010, the Board of Directors approved certain amendments to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2010, the stockholders approved the amendments of the 2000 Stock Plan to: (i) provide that the number of shares that remain available for issuance will be reduced by two shares for each share issued pursuant to an award (other than an option or stock appreciation right) granted on or after the date of the 2010 Annual Meeting; (ii) expand the types of transactions that might be considered repricings and option exchanges for which stockholder approval is required; (iii) provide that shares tendered or withheld in payment of the exercise price of an option or withheld to satisfy a withholding obligation, and all shares with respect to which a stock appreciation right is exercised, will not again be available for issuance under the Stock Plan; (iv) require that options and stock appreciation rights have an exercise price or base appreciation amount that is at least fair market value on the grant date, except in connection with certain corporate transactions, and that stock appreciation rights may not have longer than a 10-year term; (v) add new performance goals that may be used to provide “performance-based compensation” under the Stock Plan; (vi) extend the term of the Stock Plan to the date that is ten (10) years following the stockholders meeting; and (vii) expand the treatment of outstanding awards in connection with certain changes of control of the Company to cover mergers in which the consideration payable to stockholders is not solely securities of the successor corporation. A total of 24,296,500 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2020.

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

As of December 31, 2010, 3,047,999 shares of common stock were available for future grant and options to purchase 18,639,389 shares of common stock were outstanding under the 2000 Stock Plan.

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock had been reserved initially for issuance under this plan. The directors’ plan provides that each person who becomes a non-employee director of the Company after the effective date of the Company’s initial public offering will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option of 5,000 shares shall vest in full at the end of one year.

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

In April 2005, the Board of Directors approved certain amendments to the 2000 Directors’ Stock Option Plan. At the Company’s annual stockholders meeting in June 2005, the stockholders approved the amendments of

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the 2000 Directors’ Stock Option Plan to: (i) increase the number of shares of common stock issuable under the Director’s Plan by an additional 425,000 shares, to an aggregate of 925,000 shares; (ii) increase the number of option shares issued to nonemployee directors annually in connection with their continued service on the Board from 12,000 shares to 20,000 shares; and (iii) modify the vesting of such annual option grants so that such shares vest completely on the day before the first anniversary of the date of grant. The plan expired in September 2010. Awards to our non-employee directors will be granted under the 2000 Stock Plan following that date.

As of December 31, 2010, no shares of common stock were available for future grant and options to purchase 689,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

As of December 31, 2010, there were no shares of common stock available for future grant and options to purchase 54,745 shares of common stock were outstanding under the 1993 SBS Plan.

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

In April 2010, the Board of Directors approved certain amendments to the 2000 Employee Stock Purchase Plan. At the Company’s annual stockholders meeting in June 2010, the stockholders approved the amendments of the 2000 Employee Stock Purchase Plan to: (i) increase the number of shares of our common stock authorized for issuance under the ESPP by 250,000 shares; (ii) extend the term of the ESPP to the date that is ten (10) years following the stockholders meeting; (iii) provide for six-month consecutive offering periods beginning on November 1, 2010; (iv) revise certain provisions to reflect the final regulations issued under Section 423 of the Code by the Internal Revenue Service; and (v) provide for the cash-out of options outstanding under an offering period in effect prior to the consummation of certain corporate transactions as an alternative to providing for a final purchase under such offering period.

The plan expires in June 2020. A total of 2,200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2010, 720,537 shares of common stock were available for future grant and 1,479,463 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, shares of common stock reserved for future issuance consisted of the following:

December 31, 2010
Warrants outstanding	770
Stock options outstanding	19,383,134
Stock options available for grant	3,047,999
Employee Stock Purchase Plan	720,537

23,152,440

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	11,423,967	$4.41	7.09	$26.4
Options granted	2,976,645	$5.66
Options exercised	(210,679)	$2.46
Options forfeited	(419,163)	$4.84
Options expired	(70,800)	$8.13

Outstanding at December 31, 2008	13,699,970	$4.68	6.61	$2.9
Options granted	5,153,930	$2.69
Options exercised	(101,849)	$1.54
Options forfeited	(1,038,513)	$4.05
Options expired	(1,085,748)	$4.81

Outstanding at December 31, 2009	16,627,790	$4.11	6.72	$1.5
Options granted	3,783,677	$2.24
Options exercised	(114,888)	$1.99
Options forfeited	(436,373)	$3.36
Options expired	(477,072)	$7.65

Outstanding at December 31, 2010	19,383,134	$3.68	6.36	$10.4

Exercisable at December 31, 2010	12,459,705	$4.01	5.32	$5.0

Vested and expected to vest at December 31, 2010	18,968,021	$3.71	6.29	$10.0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $110,000, $101,000 and $455,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In January 2010, the Company granted its employees stock options to purchase 921,000 shares of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $1.53 in 2010, $1.95 in 2009 and $4.02 in 2008. There were no options granted with exercise prices lower than fair market value in 2010, 2009 and 2008.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2010, the Company had four stock-based employee compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations was $7.8 million, $11.4 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, repectively. Because the Company had a net operating loss carryforward as of December 31, 2010, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2008, 2009 and 2010, the Company determined the expected life using historical options experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

Expected Volatility.    The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock.

Risk-Free Rate.    The Company bases the risk-free rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with substantially equivalent remaining terms.

Dividends.    The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2010) and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Stock Options
Risk-free rate	1.53-2.92%	2.0-3.0%	1.7-3.5%
Expected dividend yield	—	—	—
Expected term (in years)	5.5	6.0	6.0
Volatility	75-87%	82-87%	81-85%
Forfeiture rate	5.33%	6.1%	12.9%

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2010	2009	2008
Employee Stock Purchase Plan
Risk-free rate	0.16-1.45%	0.17-2.37%	1.1-4.0%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	59-163%	57-150%	51-95%

There were 183,687, 191,414 and 222,009 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2010, 2009 and 2008, respectively. Included in the statement of operations for the year ended December 31, 2010, 2009 and 2008 was $307,000, $392,000 and $462,000, respectively, in stock-based compensation expense related to the amortization of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2010, $8.9 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 1.9 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$1.34 – 2.09	2,289,288	6.33	$1.92	1,272,771	$1.81
$2.10 – 2.18	3,303,290	9.00	$2.18	889,064	$2.18
$2.20 – 3.10	1,647,676	5.86	$2.54	1,142,937	$2.53
$3.11 – 3.11	2,448,698	7.97	$3.11	1,091,215	$3.11
$3.12 – 3.76	2,077,232	3.88	$3.29	2,027,232	$3.29
$3.77 – 4.34	2,518,868	5.85	$4.22	2,017,672	$4.20
$4.35 – 5.27	2,201,543	5.04	$5.16	2,127,093	$5.17
$5.38 – 5.86	74,000	6.48	$5.55	54,750	$5.54
$5.89 – 5.89	1,973,420	6.93	$5.89	1,005,602	$5.89
$5.91 – 12.04	849,119	1.63	$8.42	831,369	$8.46

$1.34 – 12.04	19,383,134	6.36	$3.68	12,459,705	$4.01

The Company received $229,000, $157,000, and $518,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock-based awards to employees have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate of stock options and other awards.

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

9.    Write-Down of Deferred Royalties and Commercial Rights

In December 2008, the Company recorded a $13.5 million write-down of the carrying value of deferred royalties and commercial rights associated with CHRONOGESIC. In 2000, the Company recorded the fair value of common stock and a warrant issued to ALZA Corporation in connection with an amended agreement related to CHRONOGESIC as additional paid-in capital and a contra-equity account referred to as deferred royalties and commercial rights. At the end of 2008, the Company made the strategic decision that other research and development programs would take priority over CHRONOGESIC and recorded this write-down given the fact that the Company had no plans in the foreseeable future to actively attempt to develop CHRONOGESIC.

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

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. federal taxes (benefit) at statutory rate	$(7,782)	$(10,296)	$(14,928)
State taxes	—	—	—
Unutilized net operating loss	6,792	8,517	8,763
Non-deductible stock-based compensation	1,224	1,763	1,513
Write-down of deferred royalties and commercial rights	—	—	4,583
Other	(234)	16	69

Total	$—	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$87,070	$79,692
Research and other credits	8,183	7,300
Capitalized research and development expenses	3,702	3,286
Deferred revenue	6,953	8,735
Stock based compensation	6,831	5,278
Other	3,125	2,952

Total deferred tax assets	115,864	107,243
Valuation allowance for deferred tax assets	(115,864)	(107,243)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.6 million, $10.8 million and $10.4 million during 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $232.5 million, which expire in the years 2018 through 2030 and federal research and development tax credits of approximately $4.7 million which expire at various dates beginning in 2018 through 2030, if not utilized.

As of December 31, 2010, the Company had net operating loss carryforwards for state income tax purpose of approximately $142.6 million, which expire in the years 2012 through 2030, if not utilized, and state research and development tax credits of approximately $5.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2009 and December 31, 2010, the Company had unrecognized tax benefits of approximately $3.8 million and $4.2 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of the year	$3,758	$3,260
Increases (decrease) related to prior year tax positions	—	9
Increases related to current year tax positions	471	489
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$4,229	$3,758

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2010.

11.    Reduction in Force

In March 2009, the Company reduced the size of its workforce by 41 employees or approximately 24% of its headcount. The goal of this action was to better align its cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for that year. The Company substantially completed this headcount reduction during the first quarter of 2009, and incurred approximately $443,000 in severance costs for the impacted employees, of which $384,000 was recorded in research and development expenses and $59,000 was recorded in selling, general and administrative expenses in 2009. All severance costs were paid during 2009.

12.    Government Grants

In the fourth quarter of 2010, DURECT was notified that it had been awarded grants totaling $733,000 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects. The Company received this funding in November 2010 and recorded the amount received as other income on its Statements of Operations in the fourth quarter of 2010.

13.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$7,666	$6,327	$7,313	$4,877	$8,116	$8,378	$8,496	$4,878
Net loss	$(6,626)	$(8,656)	$(6,309)	$(7,508)	$(4,647)	$(5,535)	$(5,316)	$(8,589)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.07)	$(0.09)	$(0.05)	$(0.07)	$(0.06)	$(0.10)

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Event

In February 2011, the Company and Nycomed entered into an amendment (Amendment) to the Development and License Agreement entered into between the parties dated November 29, 2006 covering the development and commercialization of POSIDUR in the European Union (E.U.) and other selected countries (the Agreement).

Prior to the Amendment, the Agreement provided for the two parties to jointly direct and equally fund the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. The Amendment now provides that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless the Agreement is otherwise terminated, at the conclusion of the Interim Period, under the Amendment, Nycomed would resume joint control and shared funding responsibility with DURECT for the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the Amendment, Nycomed had the right to terminate the Agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the Amendment to provide that Nycomed may exercise its right to terminate the Agreement at its sole election if BESST data was not available by December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, DURECT’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of DURECT’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that DURECT’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2010 and 2009, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 3, 2011

Item 9B.	Other Information.

None

PART III

The definitive proxy statement for our 2011 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

Number	Description
3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

4.2	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-31615) filed on July 10, 2001).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2010).

10.4+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

Number	Description
10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.26	Lease between Sobrato Development Companies #850 and the Company (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 13, 2001).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002 (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

Number	Description
10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.34**†	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004 (incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004 (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004 (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 5, 2004).

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2005).

10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005 (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2005).

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005 (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

Number	Description
10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008 (incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 8, 2008).

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008 (incorporated by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.53	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 10, 2009).

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.55**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.57**	Amendment No. 1 to Development and License Agreement between the Company and Nycomed Danmark, ApS dated February 18, 2010 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 10, 2010).

10.58	Amendment to Commercial Real Estate Lease between the Company and EWE, Inc. effective May 10, 2010 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

Number	Description
10.59**	Development and License Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.60	Supply Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.60 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

10.62*	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010.

10.63*	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010.

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

†	Refiled with additional disclosure previously treated as confidential.

+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2010, 2009 and 2008

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2010
Allowance for doubtful accounts	$103	$8	$(4)	$107
December 31, 2009
Allowance for doubtful accounts	$113	$—	$(10)	$103
December 31, 2008
Allowance for doubtful accounts	$49	$74	$(10)	$113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 3, 2011

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

Signature	Title	Date

/S/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/S/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 3, 2011

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 3, 2011

/S/ SIMON X. BENITO Simon X. Benito	Director	March 3, 2011

/S/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 3, 2011

/S/ MICHAEL D. CASEY Michael D. Casey	Director	March 3, 2011

/S/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 3, 2011

/S/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 3, 2011

/S/ JON S. SAXE Jon S. Saxe	Director	March 3, 2011