Form 10-Q
period 2011-03-31
DURECT CORP
filed 2011-05-06
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2011, there were 87,334,335 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
A S S E T S

Current assets:
Cash and cash equivalents	$4,830	$10,437
Short-term investments	33,541	35,005
Short-term restricted investments	—	66
Accounts receivable (net of allowances of $144 and $107 at March 31, 2011 and December 31, 2010, respectively)	3,816	3,716
Inventories	2,956	2,836
Prepaid expenses and other current assets	2,650	2,785

Total current assets	47,793	54,845
Property and equipment (net of accumulated depreciation of $21,895 and $22,386 at March 31, 2011 and December 31, 2010, respectively)	1,752	1,776
Goodwill	6,399	6,399
Intangible assets, net	67	71
Long-term investments	2,674	3,197
Long-term restricted investments	867	867
Other long-term assets	393	405

Total assets	$59,945	$67,560

L I AB I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$879	$981
Accrued liabilities	3,976	6,524
Contract research liabilities	2,977	2,109
Deferred revenue, current portion	8,086	8,079
Other short-term liabilities	214	216

Total current liabilities	16,132	17,909
Deferred revenue, non-current portion	32,829	34,849
Other long-term liabilities	324	315
Commitments
Stockholders’ equity:
Common stock	9	8
Additional paid-in capital	353,766	351,251
Accumulated other comprehensive income	20	6
Accumulated deficit	(343,135)	(336,778)

Stockholders’ equity	10,660	14,487

Total liabilities and stockholders’ equity	$59,945	$67,560

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2010
Collaborative research and development and other revenue	$5,512	$3,816
Product revenue, net	3,092	3,850

Total revenues	8,604	7,666
Operating expenses:
Cost of product revenues (1)	1,401	1,378
Research and development (1)	9,880	9,421
Selling, general and administrative (1)	3,716	3,502

Total operating expenses	14,997	14,301

Loss from operations	(6,393)	(6,635)
Other income (expense):
Interest and other income	40	11
Interest and other expense	(4)	(2)

Net other income	36	9

Net loss	$(6,357)	$(6,626)

Net loss per share, basic and diluted	$(0.07)	$(0.08)

Shares used in computing basic and diluted net loss per share	87,270	86,756

(1) Includes stock-based compensation related to the following:

Cost of product revenues	$85	$84
Research and development	1,127	1,277
Selling, general and administrative	571	669

Total stock-based compensation	$1,783	$2,030

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(6,357)	$(6,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284	683
Stock-based compensation	1,783	2,030
Changes in assets and liabilities:
Accounts receivable	(100)	(1,903)
Inventories	(124)	137
Prepaid expenses and other assets	147	(271)
Accounts payable	(102)	(1)
Accrued and other liabilities	(2,529)	1,068
Contract research liability	868	431
Deferred revenue	(2,013)	(1,286)

Total adjustments	(1,761)	888

Net cash used in operating activities	(8,143)	(5,738)

Cash flows from investing activities
Purchases of property and equipment	(256)	(21)
Purchases of available-for-sale securities	(7,036)	(12,398)
Proceeds from maturities of available-for-sale securities	9,103	13,400

Net cash provided by investing activities	1,811	981

Cash flows from financing activities
Payments on equipment financing obligations	(12)	(12)
Net proceeds from issuances of common stock through exercise of options	737	11

Net cash provided by (used in) financing activities	725	(1)

Net decrease in cash and cash equivalents	(5,607)	(4,758)
Cash and cash equivalents, beginning of the period	10,437	8,287

Cash and cash equivalents, end of the period	$4,830	$3,529

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2011, the operating results for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The balance sheet as of December 31, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Raw materials	$680	$519
Work in process	616	840
Finished goods	1,660	1,477

Total inventories	$2,956	$2,836

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

In the first quarter of 2011, we adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Implementation of ASU 2009-13 had no impact on reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, the Company may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and the Company’s revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on the Company’s financial statements going forward.

For multiple element arrangements entered into prior to January 1, 2011, the Company determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), the Company recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of the Company’s continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between the Company and its third-party collaborators. Returns or credits related to the sale of products have not had a material impact on the Company’s revenues or net loss.

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

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Collaborator
Hospira, Inc. (Hospira) (1)	$3,014	$—
Pfizer Inc. (Pfizer) (2)	1,617	2,575
Nycomed Danmark, APS (Nycomed) (3)	309	309
Pain Therapeutics, Inc. (Pain Therapeutics)	22	701
Others	550	231

Total collaborative research and development and other revenue	$5,512	$3,816

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and zero for the three months ended March 31, 2011 and 2010, respectively.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 for each of the three months ended March 31, 2011 and 2010. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $309,000 for each of the three months ended March 31, 2011 and 2010.

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented and are included in total comprehensive loss as follows (in thousands).

	Three months ended March 31,
	2011	2010
Net loss	$(6,357)	$(6,626)
Net change in unrealized gain on available-for-sale investments, net of tax	14	(5)

Comprehensive loss	$(6,343)	$(6,631)

Accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

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

	Three months ended March 31,
	2011	2010
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	21,271	19,243
Warrants	1	1

Total	21,272	19,244

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

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended March 31,
	2011	2010
Research and development expenses reimbursable by Hospira	$2,108	$—
Research and development expenses reimbursable by the Company	—	—

Net payable to Hospira	$—	$—

Net receivable from Hospira	$2,108	$—

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2011 were $31.6 million under this agreement.

	Three months ended March 31,
	2011	2010
Ratable recognition of upfront payment (1)	$906	$—
Research and development expenses reimbursable by Hospira	2,108	—

Total collaborative research and development revenue	$3,014	$—

(1)	The Company’s estimate of the term of our continuing involvement is based on the later of the research and development period and the term of the Company’s manufacturing obligation under the development and license agreement with Hospira.

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.

The following table provides a summary of collaborative research and development revenue recognized under this agreement with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2011 were $28.2 million under this agreement.

	Three months ended March 31,
	2011	2010
Ratable recognition of upfront payment	$804	$804
Research and development expenses reimbursable by Pfizer	755	960

Total collaborative research and development revenue	$1,559	$1,764

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries.

Prior to the amendment in February 2011, the agreement provided for the two parties to jointly direct and equally fund the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. The 2011 amendment now provides that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless the Agreement is otherwise terminated, at the conclusion of the Interim Period, under the 2011 amendment, Nycomed would resume joint control and shared funding responsibility with DURECT for the non-clinical and Chemistry Manufacturing and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the Amendment, Nycomed had the right to terminate the Agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the 2011 amendment to provide that Nycomed may exercise its right to terminate the agreement at its sole election if BESST data is not available by December 31, 2011.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from Nycomed and records the net payment of research and development expenses to Nycomed as additional research and development expense. Thus, the Company and Nycomed each bear 50% of these agreed upon expenses under the collaboration agreement for POSIDUR.

The following tables provide a summary of the amounts comprising our net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Three months ended March 31,
	2011	2010
Research and development expenses reimbursable by Nycomed	$—	$523
Research and development expenses reimbursable by the Company	—	(820)

Net payable to Nycomed	$—	$(297)

Net receivable from Nycomed	$—	$—

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of March 31, 2011 were $36.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of March 31, 2011.

	Three months ended March 31,
	2011	2010
Ratable recognition of upfront payment	$309	$309
Research and development expenses reimbursable by Nycomed	—	—

Total collaborative research and development revenue	$309	$309

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis Remoxy and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $22,000 and $701,000 for the three months ended March 31, 2011 and 2010, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2011 were $32.7 million under this agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company continues to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Accordingly, King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all Remoxy-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to Remoxy; accordingly amounts attributed to King are now shown as Pfizer figures.

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for Pfizer was $57,000 and $810,000 for the three months ended March 31, 2011 and 2010, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King (now Pfizer) as of March 31, 2011 were $5.1 million under this agreement.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Long Term Supply Agreement with King (now Pfizer)

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to Remoxy with King. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of Remoxy. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.

In the three months ended March 31, 2011 and 2010, the Company recognized zero and $551,000 of product revenue related to a key excipient for Remoxy. The product revenue in the three months ended March 31, 2010 was for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark-up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized zero and $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to Pfizer in the three months ended March 31, 2011 and 2010, respectively. Total revenue recognized related to these excipients was zero and $961,000 in the three months ended March 31, 2011 and 2010. The associated costs of goods sold were zero and $315,000 in the three months ended March 31, 2011 and 2010.

Note 3. Financial Instruments

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$409	$—	$—	$409
Certificates of deposit	1,633	1	—	1,634
Commercial paper	10,580	1	—	10,581
Corporate debt	651	2	—	653
U.S. Government agencies	26,000	17	(1)	26,016

	$39,273	$21	$(1)	$39,293

Reported as:
Cash and cash equivalents	$2,211	$—	$—	$2,211
Short-term investments	33,522	19	—	33,541
Long-term investments	2,673	2	(1)	2,674
Long-term restricted investments	867	—	—	867

	$39,273	$21	$(1)	$39,293

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	1,282	—	—	1,282
Commercial paper	11,404	1	—	11,405
Corporate debt	2,611	3	—	2,614
U.S. Government agencies	29,447	10	(8)	29,449

	$45,246	$14	$(8)	$45,252

Reported as:
Cash and cash equivalents	$6,117	$—	$—	$6,117
Short-term investments	34,999	12	(6)	35,005
Short-term restricted investments	66	—	—	66
Long-term investments	3,197	2	(2)	3,197
Long-term restricted investments	867	—	—	867

	$45,246	$14	$(8)	$45,252

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2011, by contractual maturity (in thousands):

	March 31, 2011
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$36,600	$36,619
Mature after one year through five years	2,673	2,674

	$39,273	$39,293

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2011, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $1.8 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, $48,000 and $44,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2011 and 2010:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Risk-free rate	2.4-2.7%	2.7-2.9%	0.2-1.5%	0.2-2.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.25	6	1.25	1.25
Volatility	73-74%	82-82%	59-163%	57-150%
Forfeiture rate	6.1%	7.0%	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory approval of Remoxy or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture products;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	our intention to develop additional manufacturing capabilities and our expectations regarding the number of employees involved in manufacturing;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•

our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least twelve months and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing;

•	our ability to utilize our equity line of credit facility with Azimuth Opportunity Ltd.;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2010 or in Note 2 above.

Remoxy ® and other ORADUR-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is Remoxy, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Remoxy is intended for patients with chronic pain. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of Remoxy by King. An NDA was submitted in June 2008, in response to which the FDA provided a Complete Response Letter in December 2008. King, which holds the commercialization rights to Remoxy, resubmitted the NDA in December of 2010; and the FDA has indicated that it has set a June 23, 2011 Prescription Drug User Fee Act (PDUFA) goal date for Remoxy. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to Remoxy and to the other ORADUR-based opioids. During Pfizer’s first quarter earnings call on May 3, 2011, Pfizer stated that it was working to address a specific issue in the manufacturing section of the REMOXY application, as well as to understand any potential implications of FDA’s recent class-wide REMs announcement for extended release opioids. Pfizer stated that these issues could delay the timing of approval or the launch of REMOXY. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone).

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

We have entered into two strategic collaborations with respect to POSIDUR. In November 2006, we entered into a development and license agreement with Nycomed (amended in February 2010 and February 2011) under which we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. In addition, in June 2010, we entered into a development and license agreement with Hospira to develop POSIDUR for the U.S. and Canada and under which we licensed to Hospira exclusive commercialization rights in the U.S. and Canada.

NOTE: POSIDUR™, SABER™, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

Nycomed has completed a Phase IIb study in hysterectomy patients and a Phase IIb study in shoulder surgery patients. These trials are conducted by Nycomed in a different manner than U.S. studies and are designed to be suitable for European regulatory approval purposes. In February 2011, we announced results from a European Phase IIb shoulder clinical trial conducted by Nycomed of POSIDUR. This shoulder trial is part of Nycomed’s clinical development program for Europe for POSIDUR. In this study, 107 patients were randomly assigned to one of three treatment groups prior to undergoing elective arthroscopic shoulder surgery: POSIDUR at a dose of 5 mL, an active comparator (commercially available bupivacaine HCI solution) or SABER-Placebo (SABER vehicle without drug). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) non-inferiority of POSIDUR to SABER-Placebo (with all groups taking the background and supplemental pain treatment as described above) in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) superiority of POSIDUR against SABER-Placebo in the total use of opioid rescue analgesia 0–72 hours post-surgery. Top-line results from this study demonstrate that the POSIDUR group experienced a statistically significant reduction in pain intensity versus SABER-Placebo. The results of the pre-specified primary analysis indicated a clear clinically relevant trend in opioid sparing for POSIDUR compared to SABER-placebo and the pre-specified sensitivity analysis showed a statistically significant difference in opioid sparing in favor of POSIDUR. No statistical differences were found when POSIDUR was compared to the active comparator arm. Overall there was a comparable safety profile between the three groups in this study and POSIDUR appeared well tolerated.

ELADUR ® (TRANSDUR™-Bupivacaine)

Our transdermal bupivacaine patch (ELADUR) uses our proprietary TRANSDUR transdermal technology and is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. In December 2007, we announced positive results from a 60 patient Phase IIa study for post-herpetic neuralgia (PHN or post-shingles pain).

Effective in October 2008, we entered into a development and license agreement with Alpharma granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR. Alpharma paid us an upfront license fee of $20 million in October 2008. Alpharma was acquired by King in December 2008 and, as a result, the rights and obligations of the agreement were assumed by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR.

We reported top line data from a Phase II clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met. Complete data analysis is on-going. We and Pfizer are continuing to analyze these data and will work together to determine next steps for ELADUR.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. In July 2010, we and Orient Pharma commenced a Phase I study to evaluate multiple formulations of ORADUR-ADHD and in the second quarter of 2011 we and Orient Pharma anticipate commencing a second Phase I study to evaluate additional formulations.

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

Operating Results

        Since our inception in 1998, we have had a history of operating losses. At March 31, 2011, we had an accumulated deficit of $343.1 million and our net loss was $6.4 million for the three months ended March 31, 2011. Our net losses were $22.9 million, $30.3 million and $43.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future as we expect to continue to expand our clinical trials, nonclinical studies and other research and development activities. We expect selling, general and administrative expenses to remain comparable to recent quarters in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2010 except as follows.

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

In the first quarter of 2011, we adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Implementation of ASU 2009-13 had no impact on reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. As such, the adoption of ASU 2009-13 could have a material impact on our financial statements going forward.

For multiple element arrangements entered into prior to January 1, 2011, we determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), we recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Results of Operations

Three months ended March 31, 2011 and 2010

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Collaborator
Hospira, Inc. (Hospira) (1)	$3,014	$—
Pfizer Inc. (Pfizer) (2)	1,617	2,575
Nycomed Danmark, APS (Nycomed) (3)	309	309
Pain Therapeutics, Inc. (Pain Therapeutics)	22	701
Others	550	231

Total collaborative research and development and other revenue	$5,512	$3,816

Notes:

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and zero for the three months ended March 31, 2011 and 2010 respectively.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 for each of the three months ended March 31, 2011 and 2010. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $309,000 for each of the three months ended March 31, 2011 and 2010.

We recorded $5.5 million and $3.8 million of collaborative research and development revenue for the three months ended March 31, 2011 and 2010, respectively. The increase in collaborative research and development revenue in the three months ended March 31, 2011 were primarily attributable to higher revenue recognized in connection with our agreements with Hospira and feasibility partners, partially offset by lower collaborative research and development revenue recognized in connection with our agreements with Pfizer and Pain Therapeutics.

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

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $3.1 million and $3.9 million in the three months ended March 31, 2011 and 2010, respectively. The decrease in the three months ended March 31, 2011 was primarily attributable to lower product revenue from the sale of certain excipients included in Remoxy to Pfizer, partially offset by higher product revenue from our ALZET mini pump product line and our LACTEL polymer product line as a result of higher units sold in the three months ended March 31, 2011 compared to the corresponding period in 2010. Revenues in the 2010 period included $551,000 related to a price settlement for shipments to Pfizer that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy in the first quarter of 2010.

Cost of product revenues. Cost of product revenues was $1.4 million for each of the three months ended March 31, 2011 and 2010. The comparable cost of product revenue in the three months ended March 31, 2011 was primarily the result of higher units sold from our ALZET mini pump product line and from our LACTEL polymer product line, offset by lower cost of goods sold related to the sale of certain excipients to Pfizer as we had no revenue from that source in the first quarter of 2011. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Stock-based compensation expense recognized related to cost of product revenues was $85,000 and $84,000 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and 2010, we had 25 and 22 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $9.9 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in the three months ended March 31, 2011 was primarily attributable to higher development costs associated with POSIDUR as well as ORADUR-ADHD, TRANSDUR-Sufentanil, our biologics programs and other research programs, partially offset by lower development costs associated with Remoxy and ELADUR compared to the corresponding period in 2010 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $1.1 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2011	2010
POSIDUR (1)	$5,311	$4,595
ELADUR (1)	902	1,286
ORADUR-ADHD	434	238
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics (1)	407	850
Biologics Programs	356	247
TRANSDUR-Sufentanil	272	175
Others	2,198	2,030

Total research and development expenses	$9,880	$9,421

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer and Pain Therapeutics.

POSIDUR

Our research and development expenses for POSIDUR increased to $5.3 million in the three months ended March 31, 2011 from $4.6 million in the corresponding period in 2010 primarily due to higher development costs associated with the Phase III clinical program for POSIDUR.

ELADUR

Our research and development expenses for ELADUR decreased to $902,000 in the three months ended March 31, 2011 from $1.3 million in the corresponding period in 2010. The decrease was primarily due to lower employee expenses and contract manufacturing expenses related to this product candidate in the three months ended March 31, 2011.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD increased to $434,000 in the three months ended March 31, 2011 from $238,000 in the corresponding period in 2010. The increase in the three months ended March 31, 2011 was primarily due to increased formulation and other development activities for this drug candidate.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics decreased to $407,000 in the three months ended March 31, 2011 from $850,000 in the corresponding period in 2010. The decrease in the three months ended March 31, 2011 was primarily due to decreased development activities subsequent to the resubmission of the Remoxy NDA in December 2010.

Biologics programs

Our research and development expenses for biologics programs increased to $356,000 in the three months ended March 31, 2011 from $247,000 in the corresponding period in 2010. The increase in the three months ended March 31, 2011 was primarily due to higher external costs and employee related costs in support of these programs.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil increased to $272,000 in the three months ended March 31, 2011 from $175,000 in the corresponding period in 2010. The increase in the three months ended March 31, 2011 was primarily due to increased external costs and employee related costs for this drug candidate.

Other DURECT research programs

Our research and development expenses for all other programs increased to $2.2 million in the three months ended March 31, 2011 from $2.0 million in the corresponding period in 2010. The increase in the three months ended March 31, 2011 were primarily due to higher employee related costs and increased research and development activities for these programs.

As of March 31, 2011, we had 78 research and development employees compared with 76 as of March 31, 2010. We currently expect research and development expenses to be higher in the first half of 2011 than the second half of 2011 due to the timing of clinical trial activities.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.7 million for the three months ended March 31, 2011, compared to $3.5 million for the corresponding period in 2010. The increase in selling, general and administrative expenses was primarily due to higher patent related expenses incurred in the three months ended March 31, 2011. Stock-based compensation expense recognized related to selling, general and administrative personnel was $571,000 and $669,000 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and 2010, we had 29 selling, general and administrative personnel. We currently expect selling, general and administrative expenses to remain comparable in the near future.

Other income (expense). Interest and other income was $40,000 for the three months ended March 31, 2011, compared to $11,000 for the corresponding period in 2010. The increase in interest income was primarily the result of higher average cash and investment balances during the three months ended March 31, 2011 compared to the corresponding period in 2010.

Interest and other expense was $4,000 for the three months ended March 31, 2011, compared to $2,000 for the corresponding period in 2010.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $41.9 million at March 31, 2011 compared to $49.6 million at December 31, 2010. These balances include $867,000 and $933,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2011 and December 31, 2010, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2011 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $8.1 million of cash in operating activities for the three months ended March 31, 2011 compared to $5.7 million for the corresponding period in 2010. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the decrease in accrued liabilities for the three months ended March 31, 2011 compared to the corresponding period in 2010.

We received $1.8 million of cash from investing activities for the three months ended March 31, 2011 compared to $981,000 of cash received for the corresponding period in 2010. The increase in cash received from investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2011 compared to the corresponding period in 2010.

We received $725,000 of cash from financing activities for the three months ended March 31, 2011 compared to $1,000 of cash used for the corresponding period in 2010. The increase in cash provided by financing activities was primarily due to higher proceeds from exercises of stock options in the three months ended March 31, 2011 compared to the corresponding period in 2010.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the three months ended March 31, 2011, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We anticipate incurring capital expenditures of approximately $1.5 million over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

During the three months ended March 31, 2011, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•

Remoxy—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 and the FDA has indicated that it has set a June 23, 2011 PDUFA goal date. There can be no assurance that the resubmission of the NDA by King (now Pfizer) will receive timely review or be sufficient to gain approval of Remoxy. During Pfizer’s first quarter earnings call on May 3, 2011, Pfizer stated that it was working to address a specific issue in the manufacturing section of the REMOXY application, as well as to understand any potential implications of FDA’s recent class-wide REMS announcement for extended release opioids. Pfizer stated that these issues could delay the timing of approval or the launch of REMOXY.

•

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

•

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, to whom we granted worldwide development and commercialization rights for ELADUR, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. Complete data analysis for this study is on-going. We and Pfizer are continuing to analyze these data and will work together to determine next steps for ELADUR. There can be no assurance that Pfizer will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

•

ORADUR-ADHD—In July 2010, we and Orient Pharma commenced a Phase I study to evaluate multiple formulations of ORADUR-ADHD, and in the second quarter of 2011 we and Orient Pharma anticipate commencing a second Phase I study to evaluate additional formulations. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, according to Pain Therapeutics, the FDA has indicated that additional non-clinical data will be required prior to regulatory approval for Remoxy. Although the NDA was resubmitted by King (now Pfizer) to the FDA in December 2010 in response to a Complete Response Letter, there can be no assurance that the FDA will view the data contained in the resubmission as adequate for approval and may require additional or new data prior to approval, in which case the time required to generate such data may delay commercialization of Remoxy and harm our business and financial condition.

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

Many of our drug candidates under development, including Remoxy, our other ORADUR-based opioids and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, a new requirement by the FDA, which could delay the approval of these drug candidates and increase the cost, burden and liability associated with the commercialization of these drug candidates

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

On April 19, 2011 the Office of National Drug Control Policy (ONDCP) released the Obama Administration’s Epidemic: Responding to America’s Prescription Drug Abuse Crisis - a comprehensive action plan to address the national prescription drug abuse epidemic. This plan includes action in four major areas to reduce prescription drug abuse: education, monitoring, proper disposal, and enforcement. In support of the action plan, the FDA announced the elements of a Risk Evaluation and Mitigation Strategy (REMS) that will require all manufacturers of long-acting and extended-release opioids to ensure that training is provided to prescribers of these medications and to develop information that prescribers can use when counseling patients about the risks and benefits of opioid use. The FDA wants drug makers to work together to develop a single system for implementing the REMS strategies. Toward that goal, the FDA is now notifying opioid makers that they must propose a REMS plan within 120 days. Doctor training, patient counseling, and other risk reduction measures developed by opioid makers as part of the REMS are expected to become effective by early 2012.

Many of our drug candidates including Remoxy, our other ORADUR-opioid drug candidates and TRANSDUR-Sufentanil are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. As of March 31, 2011, we have $40.9 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2011, had an accumulated deficit of approximately $343.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of April 30, 2011, we held 60 issued U.S. patents and 486 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 73 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 437 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Technologies and businesses which we acquire or license may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. We may also acquire additional businesses or technologies in the future, which could have these same effects

We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. Future acquisitions expose us to:

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2011, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Remoxy and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

•

Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill,” which can be triggered after a person or group acquires 17.5% or more of common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed And Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

10.64	Amendment No. 2 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 8, 2011.*

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: May 6, 2011

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 6, 2011

EXHIBIT INDEX

10.64	Amendment No. 2 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 8, 2011. *

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

*	Confidential treatment requested with respect to certain portions of this Exhibit.