Form 10-Q
period 2011-06-30
DURECT CORP
filed 2011-08-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, there were 87,450,052 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$5,486	$10,437
Short-term investments	29,247	35,005
Short-term restricted investments	0	66
Accounts receivable (net of allowances of $103 and $107 at June 30, 2011 and December 31, 2010, respectively)	3,290	3,716
Inventories	3,265	2,836
Prepaid expenses and other current assets	1,251	2,785

Total current assets	42,539	54,845
Property and equipment (net of accumulated depreciation of $22,124 and $22,386 at June 30, 2011 and December 31, 2010, respectively)	2,204	1,776
Goodwill	6,399	6,399
Intangible assets, net	62	71
Long-term investments	1,924	3,197
Long-term restricted investments	867	867
Other long-term assets	349	405

Total assets	$54,344	$67,560

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,001	$981
Accrued liabilities	4,303	6,524
Contract research liabilities	2,157	2,109
Deferred revenue, current portion	8,079	8,079
Other short-term liabilities	229	216

Total current liabilities	15,769	17,909
Deferred revenue, non-current portion	30,809	34,849
Other long-term liabilities	357	315
Commitments
Stockholders’ equity:
Common stock	9	8
Additional paid-in capital	355,757	351,251
Accumulated other comprehensive income	23	6
Accumulated deficit	(348,380)	(336,778)

Stockholders’ equity	7,409	14,487

Total liabilities and stockholders’ equity	$54,344	$67,560

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Collaborative research and development and other revenue	$5,188	$4,657	$10,700	$8,473
Product revenue, net	2,645	2,656	5,737	6,506

Total revenues	7,833	7,313	16,437	14,979

Operating expenses:
Cost of product revenues (1)	1,085	861	2,486	2,239
Research and development (1)	8,708	9,204	18,588	18,625
Selling, general and administrative (1)	3,327	3,584	7,043	7,086

Total operating expenses	13,120	13,649	28,117	27,950

Loss from operations	(5,287)	(6,336)	(11,680)	(12,971)
Other income (expense):
Interest and other income	43	48	83	59
Interest and other expense	(1)	(21)	(5)	(23)

Net other income	42	27	78	36

Net loss	$(5,245)	$(6,309)	$(11,602)	$(12,935)

Net loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.15)

Shares used in computing basic and diluted net loss per share	87,404	86,845	87,338	86,801

(1) Includes stock-based compensation related to the following:

Cost of product revenues	$82	$86	$167	$170
Research and development	1,072	1,290	2,199	2,567
Selling, general and administrative	580	663	1,151	1,332

Total stock-based compensation	$1,734	$2,039	$3,517	$4,069

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(11,602)	$(12,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519	1,339
Stock-based compensation	3,517	4,069
Changes in assets and liabilities:
Accounts receivable	426	(1,640)
Inventories	(435)	(68)
Prepaid expenses and other assets	1,590	(248)
Accounts payable	20	(88)
Accrued and other liabilities	(2,182)	(102)
Contract research liability	48	380
Deferred revenue	(4,040)	24,862

Total adjustments	(537)	28,504

Net cash (used in) provided by operating activities	(12,139)	15,569

Cash flows from investing activities
Purchases of property and equipment	(937)	(163)
Purchases of available-for-sale securities	(14,458)	(29,920)
Proceeds from maturities of available-for-sale securities	21,572	25,070
Proceeds from sales of available-for-sale securities	0	2,207

Net cash provided by (used in) investing activities	6,177	(2,806)

Cash flows from financing activities
Payments on equipment financing obligations	17	(23)
Net proceeds from issuances of common stock	994	246

Net cash provided by financing activities	1,011	223

Net (decrease) increase in cash and cash equivalents	(4,951)	12,986
Cash and cash equivalents, beginning of the period	10,437	8,287

Cash and cash equivalents, end of the period	$5,486	$21,273

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2011, the operating results for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Raw materials	$885	$519
Work in process	757	840
Finished goods	1,623	1,477

Total inventories	$3,265	$2,836

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

In the first quarter of 2011, we adopted Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Implementation of ASU 2009-13 has had no impact on reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, the Company may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and the Company’s revenue under new agreements may be more accelerated as compared to the prior accounting standard.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Collaborator
Hospira, Inc. (Hospira) (1)	$2,838	$747	$5,852	$747
Pfizer Inc. (Pfizer) (2)	1,098	2,695	2,715	5,270
Nycomed Danmark, APS (Nycomed) (3)	308	595	617	904
Pain Therapeutics, Inc. (Pain Therapeutics)	21	27	43	728
Others	923	593	1,473	824

Total collaborative research and development and other revenue	$5,188	$4,657	$10,700	$8,473

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $1.8 million for the three and six months ended June 30, 2011, respectively, compared to $302,000 for both of the corresponding periods in 2010.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $308,000 and $617,000 for the three and six months ended June 30, 2011 and 2010, respectively.

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented and are included in total comprehensive loss as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(5,245)	$(6,309)	$(11,602)	$(12,935)
Net change in unrealized gain on available-for-sale investments, net of tax	3	(5)	17	(10)

Comprehensive loss	$(5,242)	$(6,314)	$(11,585)	$(12,945)

Accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 is entirely comprised of net unrealized gains on available-for-sale securities.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	21,152	19,228	21,466	19,652
Warrants	1	1	1	1

Total	21,153	19,229	21,467	19,653

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income - Presentation of Comprehensive Income. This Update is intended to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. The Company will adopt this authoritative guidance retrospectively in the first quarter of our fiscal year 2012.

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

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development expenses reimbursable by Hospira	$1,932	$445	$4,039	$445
Research and development expenses reimbursable by the Company	—	—	—	—

Net payable to Hospira	$—	$—	$—	$—

Net receivable from Hospira	$1,932	$445	$4,039	$445

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2011 were $33.7 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$906	$302	$1,813	$302
Research and development expenses reimbursable by Hospira	1,932	445	4,039	445

Total collaborative research and development revenue	$2,838	$747	$5,852	$747

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR®, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.

The following table provides a summary of collaborative research and development revenue recognized under this agreement with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2011 were $28.8 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$804	$804	$1,609	$1,609
Research and development expenses reimbursable by Pfizer	290	765	1,045	1,725

Total collaborative research and development revenue	$1,094	$1,569	$2,654	$3,334

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the agreement, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries.

Prior to the amendment in February 2011, the agreement provided for the two parties to jointly direct and equally fund the non-clinical and Chemistry, Manufacturing, and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. The 2011 amendment now provides that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless the Agreement is otherwise terminated, at the conclusion of the Interim Period, under the 2011 amendment, Nycomed would resume joint control and shared funding responsibility with

DURECT for the non-clinical and Chemistry, Manufacturing, and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the Amendment, Nycomed had the right to terminate the Agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the 2011 amendment to provide that Nycomed may exercise its right to terminate the agreement at its sole election if BESST data is not available by December 31, 2011.

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

There were no research and development expenses reimbursable by Nycomed or by the Company in the three and six months ended June 30, 2011.

The following table provides a summary of the amounts comprising our net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands) in the three months and six months ended June 30, 2010:

	Three months ended
	March 31, 2010	June 30, 2010	Total
Research and development expenses reimbursable by Nycomed	$523	$365	$888
Research and development expenses reimbursable by the Company	(820)	(78)	(898)

Net payable to Nycomed	$(297)	$—	$(297)

Net receivable from Nycomed	$—	$287	$287

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of June 30, 2011 were $36.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of June 30, 2011.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$308	$308	$617	$617
Research and development expenses reimbursable by Nycomed	—	287	—	287

Total collaborative research and development revenue	$308	$595	$617	$904

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY® and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $21,000 and $43,000 for the three and six months ended June 30, 2011, respectively, compared to $27,000 and $728,000 for the corresponding periods in 2010. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2011 were $32.7 million under this agreement.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $4,000 and $61,000 for the three and six months ended June 30, 2011, respectively, compared to $1.1 million and $1.9 million for the corresponding periods in 2010. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King (now Pfizer) as of June 30, 2011 were $5.2 million under this agreement.

Long Term Supply Agreement with King (now Pfizer)

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.

In the three months ended June 30, 2011 and 2010, the Company recognized no product revenue related to these excipients for REMOXY. In the six months ended June 30, 2011 and 2010, the Company recognized zero and $551,000 of product revenue related to a key excipient for REMOXY. The product revenue in the six months ended June 30, 2010 was for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark-up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized zero and $410,000 of product revenue related to the shipment of another excipient that is included in REMOXY upon shipment to Pfizer in the six months ended June 30, 2011 and 2010, respectively. Total revenues recognized related to these excipients were zero in the three and six months ended June 30, 2011, compared to zero and $961,000 for the corresponding periods in 2010. The associated costs of goods sold were zero in the three and six months ended June 30, 2011, compared to zero and $315,000 for the corresponding periods in 2010.

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

The following is a summary of available-for-sale securities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$103	$—	$—	$103
Certificates of deposit	1,917	1	—	1,918
Commercial paper	7,301	1	—	7,302
Corporate debt	1,652	6	—	1,658
U.S. Government agencies	22,295	16	(1)	22,310

	$33,268	$24	$(1)	$33,291

Reported as:
Cash and cash equivalents	$1,253	$—	$—	$1,253
Short-term investments	29,226	22	(1)	29,247
Long-term investments	1,922	2	—	1,924
Long-term restricted investments	867	—	—	867

	$33,268	$24	$(1)	$33,291

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	1,282	—	—	1,282
Commercial paper	11,404	1	—	11,405
Corporate debt	2,611	3	—	2,614
U.S. Government agencies	29,447	10	(8)	29,449

	$45,246	$14	$(8)	$45,252

Reported as:
Cash and cash equivalents	$6,117	$—	$—	$6,117
Short-term investments	34,999	12	(6)	35,005
Short-term restricted investments	66	—	—	66
Long-term investments	3,197	2	(2)	3,197
Long-term restricted investments	867	—	—	867

	$45,246	$14	$(8)	$45,252

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2011, by contractual maturity (in thousands):

	June 30, 2011
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$31,346	$31,367
Mature after one year through five years	1,922	1,924

	$33,268	$33,291

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2011, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $1.7 million and $3.5 million for the three and six months ended June 30, 2011, respectively, compared to $2.0 million and $4.1 million for the corresponding periods in 2010.

As of June 30, 2011 and December 31, 2010, $49,000 and $44,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options
Risk-free rate	2.1-2.4%	2.1-2.4%	2.1-2.7%	2.1-2.92%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.25	6	6.25	6
Volatility	73-75%	82-83%	73-75%	82-83%
Forfeiture rate	6.1%	7.0%	6.1%	7.0%
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan
Risk-free rate	0.1-1.0%	0.2-1.0%	0.1-1.0%	0.2-1.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	50-163%	59-101%	50-163%	59-150%

Note 5. Subsequent Events

On July 11, 2011, the Company and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the License Agreement). Under the License Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retains the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement.

The Company retains the right to terminate the License Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitory board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the License Agreement with or without cause, at any time upon prior written notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “would,” “can,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of future collaborations and which over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2010 and in Note 2 of our condensed financial statements included in Part 1 Item 1 above.

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. It is our understanding that certain drug lots showed inconsistent release performance during in vitro testing and it is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. We understand that Pfizer is working to evaluate the issues described in the Complete Response Letter, has efforts underway to resolve these issues and plans to have further discussions with the FDA about them. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. Resolution of these issues and potential regulatory approval of REMOXY in the U.S. is unlikely to occur in less than one year, and could be delayed significantly longer than a year.

Phase I clinical trials have been conducted for two of the other ORADUR-based products (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone).

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

Efficacy evaluation in the BESST trial will encompass a number of parameters. The two co-primary efficacy endpoints for Cohort 3 will be mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during a period 0-72 hours post-dose. An adaptive feature of BESST allows for increasing the patient sample size in Cohort 3 based on pooled and blinded analysis of the variability of data within BESST; that analysis has taken place and we do not intend to increase the size of the study. The purpose of Cohorts 1 and 2 is to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients. As of August 3, 2011, we had dosed 293 patients out of our target of 304. At our current enrollment rate, we expect to complete enrollment in approximately a month. We continue to anticipate reporting top-line data in the fourth quarter of 2011.

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

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. An end-of-Phase II meeting was conducted with the FDA in February 2009 and we have recently had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European approval. We continue to have discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

ORADUR-ADHD Program

We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. In the second quarter of 2011, we and Orient Pharma completed a Phase I pharmacokinetic study with multiple formulations. We are continuing to optimize the formulation and are planning next steps in our ORADUR-ADHD program.

Other Programs

Relday™ (risperidone) Program

On July 11, 2011, we and Zogenix, Inc. (Zogenix) entered into a development and license agreement for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 year of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday. Zogenix expects to initiate clinical development of Relday in early 2012.

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

Research and Development Programs in Other Therapeutic Categories

We have underway a number of research programs covering diseases and medical conditions other than pain. Such programs include various diseases and disorders of the central nervous system, cardiovascular disease and cancer. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps for animal research use;

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

•	certain key excipients that are included in REMOXY.

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2011, we had an accumulated deficit of $348.4 million and our net losses were $5.2 million and $11.6 million for the three and six months ended June 30, 2011, respectively. Our net losses were $22.9 million, $30.3 million and $43.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We currently expect research and development expenses to be lower in the second half of 2011 than the first half of 2011 due to the timing of clinical trial activities. We expect selling, general and administrative expenses to remain comparable to recent quarters in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2010 except with respect to revenue recognition.

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

In the first quarter of 2011, we adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Implementation of ASU 2009-13 has had no impact on reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. For multiple element arrangements entered into prior to January 1, 2011, we determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), we recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

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

Inventories

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is based on non-binding forecasts from our customer. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. As of June 30, 2011, we had $1.1 million in inventory related to excipients that are included in REMOXY and other programs. In addition, we have future purchase commitments totaling $500,000 per year through 2018. In the event that we determine that we will not utilize all of these materials, there could be a potential write-off related to this inventory and for future purchase commitments.

Results of Operations

Three and six months ended June 30, 2011 and 2010

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Collaborator
Hospira, Inc. (Hospira) (1)	$2,838	$747	$5,852	$747
Pfizer Inc. (Pfizer) (2)	1,098	2,695	2,715	5,270
Nycomed Danmark, APS (Nycomed) (3)	308	595	617	904
Pain Therapeutics, Inc. (Pain Therapeutics)	21	27	43	728
Others	923	593	1,473	824

Total collaborative research and development and other revenue	$5,188	$4,657	$10,700	$8,473

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $1.8 million for the three and six months ended June 30, 2011, respectively, compared to $302,000 for both of the corresponding periods in 2010.
(2)	Amounts related to the ratable recognition of upfront fees were $804,000 and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $308,000 and $617,000 for the three and six months ended June 30, 2011 and 2010, respectively.

We recorded $5.2 million and $10.7 million of collaborative research and development revenue for the three and six months ended June 30, 2011, compared to $4.7 million and $8.5 million for the corresponding periods in 2010, respectively. The increase in collaborative research and development revenue in the three and six months ended June 30, 2011 were primarily attributable to higher revenue recognized in connection with our agreements with Hospira and feasibility partners, partially offset by lower collaborative research and development revenue recognized in connection with our agreements with Pfizer, Nycomed and Pain Therapeutics.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Pfizer with respect to ELADUR.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY. Net product revenues were $2.6 million and $5.7 million in the three and six months ended June 30, 2011, respectively, compared to $2.7 million and $6.5 million for the corresponding periods in 2010. The decrease in product revenue in the three months ended June 30, 2011 was primarily attributable to lower product revenue from our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from our ALZET mini pump product line as a result of higher units sold compared to the corresponding period in 2010. The decrease in the six months ended June 30, 2011 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY to Pfizer, partially offset by higher product revenue from our ALZET mini pump product line and our LACTEL polymer product line as a result of higher number of units sold in the six months ended June 30, 2011 compared to the corresponding period in 2010. Revenues in the six months ended June 30, 2010 included $551,000 related to a price settlement for shipments to Pfizer that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in REMOXY in the first quarter of 2010.

Cost of product revenues. Cost of product revenues was $1.1 million and $2.5 million for the three and six months ended June 30, 2011, respectively, compared to $861,000 and $2.2 million for the corresponding periods in 2010. The increase in the cost of product revenue in the three months ended June 30, 2011 was primarily the result of higher manufacturing costs related to the higher number of units sold from our ALZET mini pump product line and from our LACTEL polymer product line compared to the corresponding period in 2010. The increase in the cost of product revenue in the six months ended June 30, 2011 was primarily the result of higher number of units sold from our ALZET mini pump product line and from our LACTEL polymer product line, partially offset by lower cost of goods sold related to the sale of certain excipients to Pfizer as we had no revenue from that source in the six months ended June 30, 2011. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period. Stock-based compensation expense recognized related to cost of product revenues was $82,000 and $167,000 for the three and six months ended June 30, 2011, respectively, compared to $86,000 and $170,000 for the corresponding periods in 2010.

As of June 30, 2011 and 2010, we had 24 and 22 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $8.7 million and $18.6 million for the three and six months ended June 30, 2011, respectively, compared to $9.2 million and $18.6 million for the corresponding periods in 2010. The decrease in the three months ended June 30, 2011 was primarily attributable to lower development costs associated with REMOXY and other ORADUR-based opioid products, ELADUR, our biologics programs and ORADUR-ADHD, partially offset by higher development costs associated with POSIDUR, TRANSDUR-Sufentanil and other research programs compared to the corresponding period in 2010 as more fully discussed below. The slight decrease in the six months ended June 30, 2011 was primarily attributable to lower development costs associated with REMOXY and other ORADUR-based opioid products, ELADUR and our biologics programs, partially offset by higher development costs associated with POSIDUR, TRANSDUR-Sufentanil, ORADUR-ADHD and other research programs compared to the corresponding period in 2010 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $1.1 million and $2.2 million for the three and six months ended June 30, 2011, respectively, compared to $1.3 million and $2.6 million for the corresponding periods in 2010.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
POSIDUR (1)	$4,500	$3,860	$9,811	$8,455
REMOXY and other ORADUR-based opioid products (1)	543	1,356	950	2,206
ELADUR (1)	387	954	1,289	2,240
Biologics Programs	351	486	707	733
TRANSDUR-Sufentanil	265	220	537	395
ORADUR-ADHD	195	302	629	540
Others	2,467	2,026	4,665	4,056

Total research and development expenses	$8,708	$9,204	$18,588	$18,625

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer and Pain Therapeutics.

POSIDUR

Our research and development expenses for POSIDUR were $4.5 million and $9.8 million in the three and six months ended June 30, 2011, respectively, compared to $3.9 million and $8.5 million in the corresponding periods in 2010. The increases in the three and six months ended June 30, 2011 were primarily due to higher development costs associated with the Phase III clinical program for POSIDUR.

REMOXY and other select ORADUR-based opioid products

Our research and development expenses for REMOXY and other opioid products were $543,000 and $950,000 in the three and six months ended June 30, 2011, respectively, compared to $1.4 million and $2.2 million in the corresponding periods in 2010. The decreases in the three and six months ended June 30, 2011 were primarily due to decreased development activities subsequent to the resubmission of the REMOXY NDA in December 2010.

ELADUR

Our research and development expenses for ELADUR were $387,000 and $1.3 million in the three and six months ended June 30, 2011, respectively, compared to $954,000 and $2.2 million in the corresponding periods in 2010. The decreases were primarily due to lower employee expenses and contract manufacturing expenses related to this drug candidate in the three and six months ended June 30, 2011.

Biologics programs

Our research and development expenses for biologics programs were $351,000 and $707,000 in the three and six months ended June 30, 2011, respectively, compared to $486,000 and $733,000 in the corresponding periods in 2010. The decreases in the three and six months ended June 30, 2011 were primarily due to lower external costs and employee related costs in support of these programs.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $265,000 and $537,000 in the three and six months ended June 30, 2011, respectively, compared to $220,000 and $395,000 in the corresponding periods in 2010. The increases in the three and six months ended June 30, 2011 were primarily due to increased external costs and employee related costs for this drug candidate.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $195,000 and $629,000 in the three and six months ended June 30, 2011, respectively, compared to $302,000 and $540,000 in the corresponding periods in 2010. The decrease in the three months ended June 30, 2011 was primarily due to decreased formulation and other development activities for this program compared to the corresponding period in 2010. The increase in the six months ended June 30, 2011 was primarily due to increased development activities and higher employee related costs for this drug candidate compared to the corresponding period in 2010.

Other DURECT research programs

Our research and development expenses for all other programs were $2.5 million and $4.7 million in the three and six months ended June 30, 2011, respectively, compared to $2.0 million and $4.1 million in the corresponding period in 2010. The increases in the three and six months ended June 30, 2011 were primarily due to higher employee related costs and increased research and development activities for these programs.

As of June 30, 2011, we had 74 research and development employees compared with 76 as of June 30, 2010. We currently expect research and development expenses to be lower in the second half of 2011 than the first half of 2011 due to the timing of clinical trial activities.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.3 million and $7.0 million for the three and six months ended June 30, 2011, respectively, compared to $3.6 million and $7.1 million in the corresponding period in 2010. The decrease in selling, general and administrative expenses for the three months ended June 30, 2011 was primarily due to lower audit related expense as well as lower stock-based compensation expense incurred compared to the corresponding period in 2010. The decrease in selling, general and administrative expenses for the six months ended June 30, 2011 was primarily due to lower stock-based compensation expense incurred, partially offset by higher patent related expenses in the six months ended June 30, 2011 compared to the corresponding period in 2010. Stock-based compensation expense recognized related to selling, general and administrative personnel was $580,000 and $1.2 million for the three and six months ended June 30, 2011, respectively, compared to $663,000 and $1.3 million in the corresponding period in 2010.

As of June 30, 2011 and 2010, we had 29 selling, general and administrative personnel. We currently expect selling, general and administrative expenses to remain comparable in the near future.

Other income (expense). Interest and other income was $43,000 and $83,000 for the three and six months ended June 30, 2011, respectively, compared to $48,000 and $59,000 in the corresponding period in 2010.

Interest and other expense was $1,000 and $5,000 for the three and six months ended June 30, 2011, respectively, compared to $21,000 and $23,000 in the corresponding periods in 2010.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $37.5 million at June 30, 2011 compared to $49.6 million at December 31, 2010. These balances included $867,000 and $933,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2011 and December 31, 2010, respectively. The decrease in cash, cash equivalents and investments during the three and six months ended June 30, 2011 was primarily the result of ongoing operating expenses, partially offset by payments received from collaborative partners and customers.

We used $12.1 million of cash in operating activities for the six months ended June 30, 2011 compared to $15.6 million generated for the corresponding period in 2010. We received a $27.5 million upfront payment from Hospira for the six months ended June 30, 2010. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the increases in prepaid expenses and other assets and accounts receivable, offset by the decreases in accrued liabilities and deferred revenue for the six months ended June 30, 2011 compared to the corresponding period in 2010.

We received $6.2 million of cash from investing activities for the six months ended June 30, 2011 compared to $2.8 million of cash used for the corresponding period in 2010. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities, partially offset by an increase in purchases of property and equipment for the six months ended June 30, 2011 compared to the corresponding period in 2010.

We received $1.0 million of cash from financing activities for the six months ended June 30, 2011 compared to $223,000 of cash received for the corresponding period in 2010. The increase in cash provided by financing activities was primarily due to higher proceeds from exercises of stock options in the six months ended June 30, 2011 compared to the corresponding period in 2010.

We anticipate that cash used in operating and investing activities will increase in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the six months ended June 30, 2011, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the six months ended June 30, 2011, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our ORADUR-based drug candidates, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We and our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our ORADUR-based drug candidates, or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•

REMOXY—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. It is our understanding that certain drug lots showed inconsistent release performance during in vitro testing and it is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Pfizer is working to evaluate the issues described in the Complete Response Letter, has efforts underway to resolve these issues and plans to have further discussions with the FDA about them. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. Resolution of these issues and potential regulatory approval of REMOXY in the U.S. is unlikely to occur in less than one year, and could be delayed significantly longer than a year.

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

•

TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In recent months, we have had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, to whom we granted worldwide development and commercialization rights for ELADUR, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. Complete data analysis for this study is on-going. We and Pfizer are continuing to analyze these data and will work together to determine next steps for ELADUR. There can be no assurance that Pfizer will continue to develop or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

•

ORADUR-ADHD—In the third quarter of 2010, we and Orient Pharma conducted a Phase I study to evaluate multiple formulations of ORADUR-ADHD, and in the second quarter of 2011 we and Orient Pharma conducted a second Phase I study to evaluate additional formulations. We are continuing to optimize the formulation and are planning next steps in the ORADUR-ADHD program. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

While some of our clinical trials described above have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We and our collaborators may not be permitted to begin or continue our planned clinical trials for our potential pharmaceutical systems. If our trials are permitted, our potential pharmaceutical systems may not prove to be safe or produce their intended effects. In addition, we or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pfizer will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business and financial condition.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our pharmaceutical systems and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical systems and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our products in development in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recent recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs.

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

On April 19, 2011, the Office of National Drug Control Policy (ONDCP) released the Obama Administration’s Epidemic: Responding to America’s Prescription Drug Abuse Crisis - a comprehensive action plan to address the national prescription drug abuse epidemic. This plan includes action in four major areas to reduce prescription drug abuse: education, monitoring, proper disposal, and enforcement. In support of the action plan, the FDA announced the elements of a Risk Evaluation and Mitigation Strategy (REMS) that will require all manufacturers of long-acting and extended-release opioids to ensure that training is provided to prescribers of these medications and to develop information that prescribers can use when counseling patients about the risks and benefits of opioid use. The FDA wants drug makers to work together to develop a single system for implementing the REMS strategies. Toward that goal, the FDA is now notifying opioid makers that they must propose a REMS plan within 120 days. Doctor training, patient counseling, and other risk reduction measures developed by opioid makers as part of the REMS are expected to become effective by early 2012.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Hospira, Nycomed, Alpharma (acquired by King which in turn has been acquired by Pfizer), Orient Pharma, Zogenix and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and other ORADUR-based products, POSIDUR, ELADUR and other product candidates, respectively, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our partners can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed with respect to POSIDUR, Alpharma (acquired by King which in turn has been acquired by Pfizer) with respect to ELADUR, Orient Pharma with respect to ORADUR-ADHD and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008 and in February 2011 King was acquired by Pfizer. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. As of June 30, 2011, we have $38.9 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components, including REMOXY, POSIDUR, TRANSDUR-Sufentanil, ELADUR, our other ORADUR-based drug candidates and Relday. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY and other ORADUR-based drug candidates, and Relday. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by construction of additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2011, had an accumulated deficit of approximately $348.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our pharmaceutical systems

We rely on third-party contract research organizations, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our pharmaceutical systems. For example, we currently depend on third-party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our pharmaceutical systems. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely fashion. We rely on third-parties to manufacture or perform manufacturing steps relating to our pharmaceutical systems or components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our pharmaceutical systems. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our development products, increase our expenses and materially harm our business, financial condition and results of operations.

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY and our other ORADUR-based drug candidates, and Relday) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, REMOXY, our other

ORADUR-based drug candidates, Relday and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our success will depend in part on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of July 29, 2011, we held 56 issued U.S. patents and 412 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 68 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 396 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2010 and determined that goodwill was not impaired as of December 31, 2010. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2011, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Medice and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

failure of our third-party collaborators (such as Pain Therapeutics or its commercialization sub-licensee King (now owned by Pfizer), Hospira, Nycomed, Alpharma (acquired by King which in turn is now owned by Pfizer), Orient Pharma and Zogenix) to successfully develop and commercialize the respective pharmaceutical systems they are developing;

•

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY, our other ORADUR-based drug candidates, Relday or other pharmaceutical systems;

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

•	the election of directors;

•	the amendment of charter documents;

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

•	Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us.

•

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed And Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

3.8	Amendment to Bylaws of the Company.

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 27, 2011).

10.65	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 23, 2011.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Indicates a management contract or compensatory plan or arrangement.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 5, 2011

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 5, 2011

EXHIBIT INDEX

3.8	Amendment to Bylaws of the Company.

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 27, 2011).

10.65	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 23, 2011.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Indicates a management contract or compensatory plan or arrangement.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.