Form 10-Q
period 2011-09-30
DURECT CORP
filed 2011-11-07
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 87,450,052 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$7,031	$10,437
Short-term investments	25,428	35,005
Short-term restricted investments	0	66
Accounts receivable (net of allowances of $127 and $107 at September 30, 2011 and December 31, 2010, respectively)	3,045	3,716
Inventories	3,134	2,836
Prepaid expenses and other current assets	1,771	2,785

Total current assets	40,409	54,845
Property and equipment (net of accumulated depreciation of $22,063 and $22,386 at September 30, 2011 and December 31, 2010, respectively)	3,412	1,776
Goodwill	6,399	6,399
Intangible assets, net	58	71
Long-term investments	1,799	3,197
Long-term restricted investments	867	867
Other long-term assets	305	405

Total assets	$53,249	$67,560

L I AB I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,243	$981
Accrued liabilities	5,147	6,524
Contract research liabilities	2,360	2,109
Deferred revenue, current portion	7,372	8,079
Other short-term liabilities	280	216

Total current liabilities	16,402	17,909
Deferred revenue, non-current portion	31,932	34,849
Other long-term liabilities	796	315
Commitments
Stockholders’ equity:
Common stock	9	8
Additional paid-in capital	357,504	351,251
Accumulated other comprehensive income	11	6
Accumulated deficit	(353,405)	(336,778)

Stockholders’ equity	4,119	14,487

Total liabilities and stockholders’ equity	$53,249	$67,560

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Collaborative research and development and other revenue	$5,206	$5,689	$15,906	$14,162
Product revenue, net	2,909	2,427	8,646	8,933

Total revenues	8,115	8,116	24,552	23,095

Operating expenses:
Cost of product revenues(1)	1,300	859	3,786	3,098
Research and development(1)	8,452	8,142	27,040	26,767
Selling, general and administrative(1)	3,377	3,806	10,420	10,892

Total operating expenses	13,129	12,807	41,246	40,757

Loss from operations	(5,014)	(4,691)	(16,694)	(17,662)
Other income (expense):
Interest and other income	31	46	109	105
Interest and other expense	(42)	(2)	(42)	(25)

Net other income (expense)	(11)	44	67	80

Net loss	$(5,025)	$(4,647)	$(16,627)	$(17,582)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.19)	$(0.20)

Shares used in computing basic and diluted net loss per share	87,450	86,892	87,375	86,832

(1) Includes stock-based compensation related to the following:

Cost of product revenues	$80	$83	$247	$253
Research and development	1,078	1,151	3,277	3,718
Selling, general and administrative	592	691	1,743	2,023

Total stock-based compensation	$1,750	$1,925	$5,267	$5,994

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(16,627)	$(17,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	1,968
Stock-based compensation	5,267	5,994
Changes in assets and liabilities:
Accounts receivable	671	(1,611)
Inventories	(305)	(177)
Prepaid expenses and other assets	1,114	(179)
Accounts payable	262	(420)
Accrued and other liabilities	(848)	449
Contract research liability	251	320
Deferred revenue	(3,624)	22,701

Total adjustments	3,523	29,045

Net cash (used in) provided by operating activities	(13,104)	11,463

Cash flows from investing activities
Purchases of property and equipment	(2,328)	(242)
Purchases of available-for-sale securities	(23,776)	(52,435)
Proceeds from maturities of available-for-sale securities	34,822	42,637
Proceeds from sales of available-for-sale securities	0	2,207

Net cash provided by (used in) investing activities	8,718	(7,833)

Cash flows from financing activities
Payments on equipment financing obligations	(14)	(35)
Net proceeds from issuances of common stock	994	256

Net cash provided by financing activities	980	221

Net (decrease) increase in cash and cash equivalents	(3,406)	3,851
Cash and cash equivalents, beginning of the period	10,437	8,287

Cash and cash equivalents, end of the period	$7,031	$12,138

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2011, the operating results for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Raw materials	$835	$519
Work in process	810	840
Finished goods	1,489	1,477

Total inventories	$3,134	$2,836

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on the Company’s part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company enters into license and collaboration agreements under which it may receive upfront license fees, research funding and contingent milestone payments and royalties. The Company’s deliverables under these arrangements typically consist of granting licenses to intellectual property rights and providing research and development services. The accounting standards contain a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated as a package and should be evaluated as a single agreement.

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

Research and development revenue related to services performed under the collaborative arrangements with the Company’s third-party collaborators is recognized as the related research and development services are performed. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. For joint control and funding development activities, the Company recognizes revenue from the net reimbursement of the research and development expenses from our collaborators and records the net payment of research and development expenses to our collaborators as additional research and development expense.

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaborative agreements, the Company’s third-party collaborators will take the lead in commercialization activities and the Company is typically not involved in the achievement of sales-based milestones. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, the Company has no future performance obligations related to any milestone payments.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Collaborator
Hospira, Inc. (Hospira)(1)	$2,983	$2,166	$8,836	$2,914
Pfizer Inc. (Pfizer)(2)	976	2,158	3,691	7,447
Zogenix, Inc. (Zogenix)(3)	839	228	2,081	711
Nycomed Danmark, APS (Nycomed)(4)	309	583	926	1,487
Pain Therapeutics, Inc. (Pain Therapeutics)	5	203	48	931
Others	94	351	324	672

Total collaborative research and development and other revenue	$5,206	$5,689	$15,906	$14,162

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $2.7 million for the three and nine months ended September 30, 2011, respectively, compared to $906,000 and $1.2 million for the corresponding periods in 2010.
(2)	Amounts related to the ratable recognition of upfront fees were $550,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, compared to $804,000 and $2.4 million for the corresponding periods in 2010. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $69,000 for the three and nine months ended September 30, 2011, compared to zero for both of the corresponding periods in 2010. A development and license agreement with Zogenix was entered into on July 11, 2011; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.
(4)	Amounts related to the ratable recognition of upfront fees were $309,000 and $926,000 for the three and nine months ended September 30, 2011 and 2010, respectively. In October 2011, Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed.

Comprehensive Loss

Components of other comprehensive loss are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented and are included in total comprehensive loss as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(5,025)	$(4,647)	$(16,627)	$(17,582)
Net change in unrealized gain on available-for-sale investments, net of tax	(12)	13	5	3

Comprehensive loss	$(5,037)	$(4,634)	$(16,622)	$(17,579)

Accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	21,405	19,470	21,421	19,672
Warrants	—	1	1	1

Total	21,405	19,471	21,422	19,673

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplified how entities test goodwill for impairment. Entities are permitted to initially assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will adopt this authoritative guidance in the first quarter of its fiscal year 2012. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. The Company will adopt this authoritative guidance retrospectively in the first quarter of its fiscal year 2012.

Note 2. Strategic Agreements

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the License Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the License Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. Our research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of September 30, 2011), and $75 million are sales-based milestones (none of which has been achieved as of September 30, 2011). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

Under the terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. Of these potential milestones, $35 million are development-based milestones (none of which has been achieved as of September 30, 2011), and $150 million are sales-based milestones (none of which has been achieved as of September 30, 2011).

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development expenses reimbursable by Hospira	$2,077	$1,260	$6,116	$1,705
Research and development expenses reimbursable by the Company	—	—	—	—

Net payable to Hospira	$—	$—	$—	$—

Net receivable from Hospira	$2,077	$1,260	$6,116	$1,705

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2011 were $35.6 million under this agreement.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$906	$906	$2,720	$1,209
Research and development expenses reimbursable by Hospira	2,077	1,260	6,116	1,705

Total collaborative research and development revenue	$2,983	$2,166	$8,836	$2,914

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

Under the terms of the agreement, Alpharma paid the Company an upfront license fee of $20 million, with the potential of an additional $243 million in performance milestone payments based on the successful development, approval and commercialization of ELADUR in multiple territories and with multiple indications as defined in the agreement. Of these potential milestones, $93 million are development-based milestones (none of which has been achieved as of September 30, 2011), and $150 million are sales-based milestones (none of which has been achieved as of September 30, 2011). The $20.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing involvement with Pfizer with respect to ELADUR. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the third quarter of 2011 as a result of an updated development plan for ELADUR.

The following table provides a summary of collaborative research and development revenue recognized under this agreement with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2011 were $29.0 million under this agreement.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$550	$804	$2,159	$2,413
Research and development expenses reimbursable by Pfizer	65	508	1,110	2,234

Total collaborative research and development revenue	$615	$1,312	$3,269	$4,647

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, which was amended in February 2010 and February 2011. Under the terms of the agreement, as amended, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries.

Under the terms of the agreement as amended, Nycomed paid the Company an upfront license fee of $14 million, with the potential of an additional $180.5 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in territories as defined in the agreement. Of these potential milestones, $18 million are development-based milestones (of which $8 million has been achieved as of September 30, 2011), and $170.5 million are sales-based milestones (none of which has been achieved as of September 30, 2011).

Prior to the amendment in February 2011, the agreement provided for the Company and Nycomed to jointly direct and equally fund the non-clinical and Chemistry, Manufacturing, and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. The 2011 amendment now provides that during the period commencing from January 1, 2011 until a specified period after the results are delivered from DURECT to Nycomed from DURECT’s U.S. Phase III clinical trial for POSIDUR referred to as BESST (Bupivacaine Effectiveness and Safety in SABER Trial) (such period the Interim Period), DURECT shall assume full funding responsibility and final decision making authority for these activities. Furthermore, during this Interim Period, Nycomed’s development and commercialization responsibility relating to POSIDUR for the territory licensed to Nycomed shall be confined to bringing its E.U. Phase IIb Clinical Trial in shoulder surgery to a full completion. Unless this agreement is otherwise terminated, at the conclusion of the Interim Period, under the 2011 amendment, Nycomed would resume joint control and shared funding responsibility with DURECT for the non-clinical and Chemistry, Manufacturing, and Controls (CMC) activities for POSIDUR for the U.S. and E.U. territories. Prior to the Amendment, Nycomed had the right to terminate the agreement after specified periods after data was received from certain clinical trials of POSIDUR in the E.U. and the U.S., including BESST. The foregoing right was modified by the 2011 amendment to provide that Nycomed may exercise its right to terminate the agreement at its sole election if BESST data is not available by December 31, 2011.

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

There were no research and development expenses reimbursable by Nycomed or by the Company in the three and nine months ended September 30, 2011.

The following table provides a summary of the amounts comprising the Company’s net share of the research and development costs for POSIDUR under the Company’s agreement, as amended, with Nycomed in the first three quarters of 2010 ((in thousands):

	Three months ended			Total
	March 31, 2010	June 30, 2010	September 30, 2010
Research and development expenses reimbursable by Nycomed	$523	$365	$313	$1,201
Research and development expenses reimbursable by the Company	(820)	(78)	(39)	(937)

Net payable to Nycomed	$(297)	$—	$—	$(297)

Net receivable from Nycomed	$—	$287	$274	$561

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of September 30, 2011 were $36.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of September 30, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Ratable recognition of upfront payment	$309	$309	$926	$926
Research and development expenses reimbursable by Nycomed	—	274	—	561

Total collaborative research and development revenue	$309	$583	$926	$1,487

Agreement with Pain Therapeutics

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreement with Pain Therapeutics was $5,000 and $48,000 for the three and nine months ended September 30, 2011, respectively, compared to $203,000 and $931,000 for the corresponding periods in 2010. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2011 were $32.7 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of September 30, 2011). There are no sales-based milestones under the agreement.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $361,000 and $422,000 for the three and nine months ended September 30, 2011, respectively, compared to $846,000 and $2.8 million for the corresponding periods in 2010. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King (now Pfizer) as of September 30, 2011 were $5.9 million under this agreement.

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

In the three months ended September 30, 2011 and 2010, the Company recognized $266,000 and zero of product revenue related to a key excipient for REMOXY, respectively. In the nine months ended September 30, 2011 and 2010, the Company recognized $266,000 and $551,000 of product revenue related to the same key excipient for REMOXY, respectively. The product revenue in the nine months ended September 30, 2010 was for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark-up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company recognized $215,000 and zero of product revenue related to the shipment of another excipient that is included in REMOXY upon shipment to Pfizer in the three months ended September 30, 2011 and 2010, respectively. The Company also recognized $215,000 and $410,000 of product revenue related to this excipient in the nine months ended September 30, 2011 and 2010, respectively.

Total revenues recognized related to these excipients were $481,000 in the three and nine months ended September 30, 2011, compared to zero and $961,000 for the corresponding periods in 2010. The associated costs of goods sold were $301,000 in the three and nine months ended September 30, 2011, compared to zero and $315,000 for the corresponding periods in 2010.

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

The following is a summary of available-for-sale securities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$2,268	$—	$—	$2,268
Certificates of deposit	2,071	2	—	2,073
Commercial paper	6,697	—	—	6,697
Corporate debt	503	2	—	505
U.S. Government agencies	20,812	8	(1)	20,819

	$32,351	$12	$(1)	$32,362

Reported as:
Cash and cash equivalents	$4,268	$—	$—	$4,268
Short-term investments	25,419	10	(1)	25,428
Long-term investments	1,797	2	—	1,799
Long-term restricted investments	867	—	—	867

	$32,351	$12	$(1)	$32,362

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	1,282	—	—	1,282
Commercial paper	11,404	1	—	11,405
Corporate debt	2,611	3	—	2,614
U.S. Government agencies	29,447	10	(8)	29,449

	$45,246	$14	$(8)	$45,252

Reported as:
Cash and cash equivalents	$6,117	$—	$—	$6,117
Short-term investments	34,999	12	(6)	35,005
Short-term restricted investments	66	—	—	66
Long-term investments	3,197	2	(2)	3,197
Long-term restricted investments	867	—	—	867

	$45,246	$14	$(8)	$45,252

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2011, by contractual maturity (in thousands):

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$30,554	$30,563
Mature after one year through five years	1,797	1,799

	$32,351	$32,362

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2011.

As of September 30, 2011, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2011, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of operations was $1.8 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, compared to $1.9 million and $6.0 million for the corresponding periods in 2010.

As of September 30, 2011 and December 31, 2010, $44,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options
Risk-free rate	1.3-1.8%	1.6-2.0%	1.3-2.7%	1.6-2.9%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.25	6	6.25	6
Volatility	75-76%	75-76%	73-76%	75-83%
Forfeiture rate	6.1%	7.0%	6.1%	7.0%

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Employee Stock Purchase Plan
Risk-free rate	0.1-1.0%	0.25-1.00%	0.1-1.0%	0.17-1.45%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	50-163%	59-101%	50-163%	59-120%

Note 5. Subsequent Event

On October 27, 2011, the Company signed a lease termination agreement relating to an office facility of 40,560 square feet in Cupertino, California which will reduce the Company’s cash rent payment by approximately $0.8 million in 2012. The original term of the lease ended in December 2012 and it was revised to end in December 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “would,” “can,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture products;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	our intention to develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. Resolution of these issues and potential regulatory approval of REMOXY in the U.S. is unlikely to occur in less than one year, and could be delayed significantly longer than a year.

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

We have entered into two strategic collaborations with respect to POSIDUR. In November 2006, we entered into a development and license agreement with Nycomed (amended in February 2010 and February 2011) under which we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. In June 2010, we entered into a development and license agreement with Hospira to develop POSIDUR for the U.S. and Canada and under which we licensed to Hospira exclusive commercialization rights in the U.S. and Canada. We currently retain commercial rights in Japan and all other countries not subject to the Nycomed and Hospira licenses.

In January 2010, we announced that we had commenced BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. Eligible patients were randomly assigned to one of three cohorts:

Cohort 1: An active comparator cohort in which patients were randomized to receive either POSIDUR 5.0 mL or commercially available Bupivacaine HCl solution after laparotomy.

Cohort 2: An active comparator cohort in which patients were randomized to receive either POSIDUR 5.0 mL or commercially available Bupivacaine HCl solution after laparoscopic cholecystectomy.

Cohort 3: A double blind, placebo controlled cohort in which patients were randomized to receive either POSIDUR 5.0 mL or SABER-Placebo after laparoscopically-assisted colectomy.

Efficacy evaluation in the BESST trial will encompass a number of parameters. The two co-primary efficacy endpoints for Cohort 3 will be mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during a period 0-72 hours post-dose. An adaptive feature of BESST allowed for increasing the patient sample size in Cohort 3 based on pooled and blinded analysis of the variability of data within BESST; that analysis has taken place and we did not increase the size of the study. The purpose of Cohorts 1 and 2 is to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients.

In April 2010, we had a FDA interaction which increased our confidence that the BESST design and overall NDA strategy, subject to data review from the entire POSIDUR development program, addresses the FDA’s comments provided during past interactions regarding safety and evaluation of a diverse patient population that is likely to be exposed to the marketed product.

In September 2011, we completed dosing of the last patient in the BESST trial and expect to report top-line data from the BESST trial in the fourth quarter of 2011 and, if the data are positive, to submit the New Drug Application in the first half of 2012.

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

We reported top line data from a Phase II clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met. We are supporting Pfizer in their evaluation of the ELADUR program.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. In the second quarter of 2011, we and Orient Pharma continued our ORADUR-ADHD program through a Phase I study and Pharmacokinetic (PK) analysis with multiple formulations. We are continuing to optimize the formulation and are planning next steps in our ORADUR-ADHD program.

Relday™ (risperidone) Program

On July 11, 2011, we and Zogenix, Inc. (Zogenix) entered into a development and license agreement for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday. Zogenix expects to initiate clinical development of Relday in early 2012.

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

We do not currently intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party collaborators to develop product candidates based on our drug delivery technologies.

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2011, we had an accumulated deficit of $353.4 million and our net losses were $5.0 million and $16.6 million for the three and nine months ended September 30, 2011, respectively. Our net losses were $22.9 million, $30.3 million and $43.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We currently expect research and development expenses to decrease in the near future compared to recent quarters due to the timing of clinical and pre-clinical activities. We expect selling, general and administrative expenses to remain comparable to recent quarters in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2010 except with respect to revenue recognition and inventories.

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

In the first quarter of 2011, we adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. Implementation of ASU 2009-13 has had no impact on reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, we may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and our revenue under new agreements may be more accelerated as compared to the prior accounting standard. For multiple element arrangements entered into prior to January 1, 2011, we determined whether the elements had value on a stand-alone basis and whether there was objective and reliable evidence of fair value. When the delivered element did not have stand-alone value or there was insufficient evidence of fair value for the undelivered element(s), we recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators. If we determine that the expected timeline for a project and therefore our continuing involvement is materially different than we previously assumed, we will adjust the period over which we recognize the deferred revenue. Returns or credits related to the sale of products have not had a material impact on our revenues or net loss.

Research and development revenue related to services performed under the collaborative arrangements with our corporate collaborators is recognized as the related research and development services are performed and the collectability of the amounts owed is reasonably assured. These research payments received under each respective agreement are not refundable and are generally based on reimbursement of qualified expenses, as defined in the agreements. Research and development expenses under the collaborative research and development agreements generally approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreement. Pursuant to ASC 808-10, Collaborative Arrangements, for joint control and funding development activities, we recognize revenue from the net reimbursement of the research and development expenses from our collaborators and record the net payment of research and development expenses to our collaborators as additional research and development expense.

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales activities by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Our involvement is necessary to the achievement of development-based milestones. We would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under our collaborative agreements, our third-party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. These milestones would be achieved after the completion of our development activities. We would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, we have no future performance obligations related to any milestone payments.

Inventories

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customer as well as management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. As of September 30, 2011, we had $855,000 in inventory related to excipients that are included in REMOXY and other programs. In addition, we have future purchase commitments totaling $500,000 per year through 2018. In the event that we determine that we will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

Results of Operations

Three and nine months ended September 30, 2011 and 2010

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Collaborator
Hospira, Inc. (Hospira)(1)	$2,983	$2,166	$8,836	$2,914
Pfizer Inc. (Pfizer)(2)	976	2,158	3,691	7,447
Zogenix, Inc. (Zogenix)(3)	839	228	2,081	711
Nycomed Danmark, APS (Nycomed)(4)	309	583	926	1,487
Pain Therapeutics, Inc. (Pain Therapeutics)	5	203	48	931
Others	94	351	324	672

Total collaborative research and development and other revenue	$5,206	$5,689	$15,906	$14,162

(1)	Amounts related to the ratable recognition of upfront fees were $906,000 and $2.7 million for the three and nine months ended September 30, 2011, respectively, compared to $906,000 and $1.2 million for the corresponding periods in 2010.
(2)	Amounts related to the ratable recognition of upfront fees were $550,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, compared to $804,000 and $2.4 million for the corresponding periods in 2010. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.
(3)	Amounts related to the ratable recognition of upfront fees were $69,000 for the three and nine months ended September 30, 2011, compared to zero for both of the corresponding periods in 2010. A development and license agreement with Zogenix was entered into on July 11, 2011; we and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix.
(4)	Amounts related to the ratable recognition of upfront fees were $309,000 and $926,000 for the three and nine months ended September 30, 2011 and 2010, respectively. In October 2011, Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements we formerly had in place with Nycomed.

We recorded $5.2 million and $15.9 million of collaborative research and development revenue for the three and nine months ended September 30, 2011, respectively, compared to $5.7 million and $14.2 million for the corresponding periods in 2010. The decrease in collaborative research and development revenue in the three months ended September 30, 2011 was primarily attributable to lower revenue recognized in connection with our agreements with Pfizer, Nycomed, Pain Therapeutics and certain feasibility partners, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with Hospira and Zogenix. The increase in collaborative research and development revenue in the nine months ended September 30, 2011 was primarily attributable to higher revenue recognized in connection with our agreements with Hospira and Zogenix, partially offset by lower collaborative research and development revenue recognized in connection with our agreements with Pfizer, Nycomed, Pain Therapeutics and certain feasibility partners.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in September 2010 relating to POSIDUR. The $27.5 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR.

We received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Pfizer with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was adjusted in the third quarter of 2011 as a result of an updated development plan for ELADUR.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY. Net product revenues were $2.9 million and $8.6 million in the three and nine months ended September 30, 2011, respectively, compared to $2.4 million and $8.9 million for the corresponding periods in 2010. The increase in product revenue in the three months ended September 30, 2011 was primarily attributable to higher product revenue from the sale to Pfizer of certain excipients included in REMOXY and higher product revenue from our ALZET mini pump product line as a result of higher units sold, partially offset by lower product revenue from our LACTEL polymer product line as a result of lower units sold compared to the corresponding period in 2010. The decrease in the nine months ended September 30, 2011 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY and our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from our ALZET mini pump product as a result of higher units sold in the nine months ended September 30, 2011 compared to the corresponding period in 2010. Revenues in the nine months ended September 30, 2011 included $481,000 of product revenue related to the shipments of excipients included in REMOXY. Revenues in the nine months ended September 30, 2010 included $551,000 related to a price settlement for shipments to Pfizer that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in REMOXY in the first quarter of 2010.

Cost of product revenues. Cost of product revenues was $1.3 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, compared to $859,000 and $3.1 million for the corresponding periods in 2010. The increases in the cost of product revenue in the three and nine months ended September 30, 2011 was primarily the result of higher cost of goods sold related to the sale of certain excipients to Pfizer as we shipped these excipients to Pfizer in the third quarter of 2011 as well as higher manufacturing costs from our ALZET mini pump product line and from our LACTEL polymer product line compared to the corresponding periods in 2010. Cost of product revenue and gross margin will fluctuate from period to period depending upon the product mix in a particular period. Stock-based compensation expense recognized related to cost of product revenues was $80,000 and $247,000 for the three and nine months ended September 30, 2011, respectively, compared to $83,000 and $253,000 for the corresponding periods in 2010.

As of September 30, 2011 and 2010, we had 23 and 25 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $8.5 million and $27.0 million for the three and nine months ended September 30, 2011, respectively, compared to $8.1 million and $26.8 million for the corresponding periods in 2010. The increase in the three months ended September 30, 2011 was primarily attributable to higher development costs associated with POSIDUR, Relday and TRANSDUR-Sufentanil, partially offset by lower development costs associated with REMOXY and other ORADUR-based opioid products, our biologics programs, ORADUR-ADHD, ELADUR and other research programs compared to the corresponding period in 2010 as more fully discussed below. The increase in the nine months ended September 30, 2011 was primarily attributable to higher development costs associated with POSIDUR, Relday, ORADUR-ADHD and TRANSDUR-Sufentanil, partially offset by lower development costs associated with REMOXY and other ORADUR-based opioid products, our biologics programs, ELADUR and other research programs compared to the corresponding period in 2010 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $1.1 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $3.7 million for the corresponding periods in 2010.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
POSIDUR(1)	$4,674	$3,187	$14,485	$11,642
REMOXY and other ORADUR-based opioid products(1)	884	982	1,834	3,188
Relday(1)	610	265	1,608	704
Biologics Programs	243	603	950	1,336
ORADUR-ADHD	223	234	852	774
TRANSDUR-Sufentanil	218	195	755	590
ELADUR(1)	107	626	1,396	2,866
Others	1,493	2,050	5,160	5,667

Total research and development expenses	$8,452	$8,142	$27,040	$26,767

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $4.7 million and $14.5 million in the three and nine months ended September 30, 2011, respectively, compared to $3.2 million and $11.6 million in the corresponding periods in 2010. The increases in the three and nine months ended September 30, 2011 were primarily due to higher development costs associated with the Phase III clinical program and contract manufacturing activities for POSIDUR.

REMOXY and other select ORADUR-based opioid products

Our research and development expenses for REMOXY and other opioid products were $884,000 and $1.8 million in the three and nine months ended September 30, 2011, respectively, compared to $982,000 and $3.2 million in the corresponding periods in 2010. The decreases in the three and nine months ended September 30, 2011 were primarily due to decreased development activities subsequent to the resubmission of the REMOXY NDA in December 2010.

Relday

Our research and development expenses for Relday were $610,000 and $1.6 million in the three and nine months ended September 30, 2011, respectively, compared to $265,000 and $704,000 in the corresponding periods in 2010. The increases in the three and nine months ended September 30, 2011 were primarily due to higher development activities associated with Relday.

Biologics programs

Our research and development expenses for biologics programs were $243,000 and $950,000 in the three and nine months ended September 30, 2011, respectively, compared to $603,000 and $1.3 million in the corresponding periods in 2010. The decreases in the three and nine months ended September 30, 2011 were primarily due to lower external costs and employee-related costs in support of these programs.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $223,000 and $852,000 in the three and nine months ended September 30, 2011, respectively, compared to $234,000 and $774,000 in the corresponding periods in 2010. The decrease in the three months ended September 30, 2011 was primarily due to decreased formulation and other development activities for this program compared to the corresponding period in 2010. The increase in the nine months ended September 30, 2011 was primarily due to higher employee-related costs for this drug candidate compared to the corresponding period in 2010.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $218,000 and $755,000 in the three and nine months ended September 30, 2011, respectively, compared to $195,000 and $590,000 in the corresponding periods in 2010. The increases in the three and nine months ended September 30, 2011 were primarily due to increased external costs and employee-related costs for this drug candidate.

ELADUR

Our research and development expenses for ELADUR were $107,000 and $1.4 million in the three and nine months ended September 30, 2011, respectively, compared to $626,000 and $2.9 million in the corresponding periods in 2010. The decreases were primarily due to lower employee-related costs and contract manufacturing expenses related to this drug candidate in the three and nine months ended September 30, 2011.

Other DURECT research programs

Our research and development expenses for all other programs were $1.5 million and $5.2 million in the three and nine months ended September 30, 2011, respectively, compared to $2.1 million and $5.7 million in the corresponding period in 2010. The decreases in the three and nine months ended September 30, 2011 were primarily due to lower employee-related costs and decreased research and development activities for these programs.

As of September 30, 2011, we had 73 research and development employees compared with 76 as of September 30, 2010. We currently expect research and development expenses to decrease in the near future as compared to recent quarters due to the timing of clinical and pre-clinical activities.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.4 million and $10.4 million for the three and nine months ended September 30, 2011, respectively, compared to $3.8 million and $10.9 million in the corresponding period in 2010. The decrease in selling, general and administrative expenses for the three months ended September 30, 2011 was primarily due to lower patent-related expense as well as lower stock-based compensation expense incurred compared to the corresponding period in 2010. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2011 was primarily due to lower accounting expenses as well as lower stock-based compensation expense incurred in the nine months ended September 30, 2011 compared to the corresponding period in 2010. Stock-based compensation expense recognized related to selling, general and administrative personnel was $592,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively, compared to $691,000 and $2.0 million in the corresponding period in 2010.

As of September 30, 2011 and 2010, we had 29 selling, general and administrative personnel. We currently expect selling, general and administrative expenses to remain comparable to recent quarters in the near future.

Other income (expense). Interest and other income was $31,000 and $109,000 for the three and nine months ended September 30, 2011, respectively, compared to $46,000 and $105,000 in the corresponding period in 2010.

Interest and other expense was $42,000 for the three and nine months ended September 30, 2011, compared to $2,000 and $25,000 in the corresponding periods in 2010.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $35.1 million at September 30, 2011 compared to $49.6 million at December 31, 2010. These balances included $867,000 and $933,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2011 and December 31, 2010, respectively. The decrease in cash, cash equivalents and investments during the three and nine months ended September 30, 2011 was primarily the result of ongoing operating expenses, partially offset by payments received from third-party collaborators and customers.

We used $13.1 million of cash in operating activities for the nine months ended September 30, 2011 compared to $11.5 million generated for the corresponding period in 2010. The decrease in cash provided by operations was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira during the nine months ended September 30, 2010. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations was primarily attributable to the increases in prepaid expenses and other assets and accounts receivable, offset by the decreases in accrued liabilities and deferred revenue for the nine months ended September 30, 2011 compared to the corresponding period in 2010.

We received $8.7 million of cash from investing activities for the nine months ended September 30, 2011 compared to $7.8 million of cash used in investing activities for the corresponding period in 2010. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities, partially offset by an increase in purchases of property and equipment for the nine months ended September 30, 2011 compared to the corresponding period in 2010.

We received $980,000 of cash from financing activities for the nine months ended September 30, 2011 compared to $221,000 of cash received for the corresponding period in 2010. The increase in cash provided by financing activities was primarily due to higher proceeds from exercises of stock options in the nine months ended September 30, 2011 compared to the corresponding period in 2010.

We anticipate that cash used in operating and investing activities will decrease in the near future due to the timing of clinical and pre-clinical activities.

During the nine months ended September 30, 2011, we believe there have been no significant changes in our future payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. On October 27, 2011, we signed a lease termination agreement relating to an office facility of 40,560 square feet in Cupertino, California which will reduce our cash rent payment by approximately $0.8 million in 2012. The original term of the lease ended in December 2012 and it was revised to end in December 2011.

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

During the nine months ended September 30, 2011, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks Related To Our Business

Development of our pharmaceutical systems is not complete, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we or our third-party collaborators must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

•	selecting and developing a drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage for use in the pharmaceutical system;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical system in commercial quantities and at acceptable prices.

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

•

REMOXY—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. Resolution of these issues and potential regulatory approval of REMOXY in the U.S. is unlikely to occur in less than one year, and could be delayed significantly longer than a year, or may never be successfully resolved.

•

POSIDUR—To date, we have completed multiple Phase II studies in various surgeries and held an end-of-Phase II meeting with the FDA. We are currently conducting BESST (Bupivacaine Effectiveness and Safety in SABER Trial), which is intended to be the pivotal Phase III clinical trial in the U.S. BESST is an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, and pharmacokinetics of POSIDUR in approximately 300 patients undergoing a variety of general abdominal surgical procedures. In September 2011, we completed dosing of the last patient in the BESST trial and expect to report top-line data from the BESST trial in the fourth quarter of 2011 and, if the data are positive, to submit the New Drug Application in the first half of 2012. There can be no assurance that this trial will be successful. Furthermore, there can be no assurance that our planned development program for POSIDUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

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

•

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, to whom we granted worldwide development and commercialization rights for ELADUR, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. We are supporting Pfizer in their evaluation of the ELADUR program. There can be no assurance that Pfizer will continue to develop or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•

ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). There can be no assurance that we or our collaborators will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

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

On April 19, 2011, the Office of National Drug Control Policy (ONDCP) released the Obama Administration’s Epidemic: Responding to America’s Prescription Drug Abuse Crisis—a comprehensive action plan to address the national prescription drug abuse epidemic. This plan includes action in four major areas to reduce prescription drug abuse: education, monitoring, proper disposal, and enforcement. In support of the action plan, the FDA announced the elements of a Risk Evaluation and Mitigation Strategy (REMS) that will require all manufacturers of long-acting and extended-release opioids to ensure that training is provided to prescribers of these medications and to develop information that prescribers can use when counseling patients about the risks and benefits of opioid use. The FDA wants drug makers to work together to develop a single system for implementing the REMS strategies. Toward that goal, the FDA is now notifying opioid makers that they must propose a REMS plan within 120 days. Doctor training, patient counseling, and other risk reduction measures developed by opioid makers as part of the REMS are expected to become effective by early 2012.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, Hospira, Nycomed (acquired by Takeda), Alpharma (acquired by King which in turn has been acquired by Pfizer), Orient Pharma, Zogenix and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and other ORADUR-based products, POSIDUR, ELADUR, Relday and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed (acquired by Takeda) with respect to POSIDUR, Alpharma (acquired by King which in turn has been acquired by Pfizer) with respect to ELADUR, Orient Pharma with respect to ORADUR-ADHD and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. As of September 30, 2011, we have $39.3 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our near-term revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities or sales accomplishments. While our involvement is necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also required to achieve those milestones. Under our third-party collaborative agreements, our third party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

•	regulatory actions with respect to our product candidates;

•	continued progress and cost of our research and development programs;

•	the continuation of our collaborative agreements that provide financial funding for our activities;

•	success in entering into collaboration agreements and meeting milestones under such agreements;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical systems;

•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our pharmaceutical systems;

•	competing technological and market developments;

•	market acceptance of our pharmaceutical systems;

•	costs for recruiting and retaining employees and consultants; and

•	unexpected legal, accounting and other costs and liabilities related to our business.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical systems and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical systems and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our pharmaceutical systems are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any pharmaceutical systems or components, including REMOXY and our other ORADUR-based drug candidates, POSIDUR, TRANSDUR-Sufentanil, ELADUR, and Relday. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our pharmaceutical systems, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our pharmaceutical systems. We have also committed to manufacture and supply pharmaceutical systems or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a pharmaceutical system or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that pharmaceutical system or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2011, had an accumulated deficit of approximately $353.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

Key components of our pharmaceutical systems are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our pharmaceutical systems (including POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY, our other ORADUR-based drug candidates, and Relday) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, REMOXY, our other ORADUR-based drug candidates, Relday and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

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

If we are unable to adequately protect, maintain or enforce our intellectual property rights or secure rights to third-party patents, we may lose valuable assets, experience reduced market share or incur costly litigation to protect our rights or our third-party collaborators may choose to terminate their agreements with us

Our ability to commercially exploit our products will depend significantly on our ability to obtain and maintain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by an issued patent expiring in 2015 and two pending patent application families, which if granted, would result in patents expiring in 2023 and 2028 respectively, plus any eligible patent term adjustments and extensions. We are currently prosecuting the pending U.S. application families. There can be no assurance that the two pending U.S. patent application families covering REMOXY will be granted, in which event we will have no patent coverage after 2015 in the U.S. for REMOXY. In Europe, REMOXY is covered by two granted patents expiring in 2016 and in 2023 respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by an issued patent expiring in 2015 and one pending patent application family, which if granted, will result in patents expiring in 2025 plus any eligible patent term adjustments and extensions. We are currently prosecuting the pending U.S. application family. There can be no assurance that the pending U.S. patent application family covering POSIDUR will be granted, in which event we will have no patent coverage after 2015 in the U.S. for POSIDUR. In Europe, POSIDUR is covered by a granted patent expiring in 2016, and we are prosecuting a patent application family covering POSIDUR, which if granted, will result in patents expiring in 2025 plus any eligible patent term extensions.

As of October 31, 2011, we held 42 issued U.S. patents and 367 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 57 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 196 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. The recent decisions of the U.S. Supreme Court (e.g., KSR v. Teleflex, eBay v. MercExchange) and other courts (e.g., In re Seagate) with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, theLeahy-Smith America Invents Act (HR 1249) was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from “first to invent” to “first to file,” implements a post-grant opposition system for patents and provides for a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2011, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Medice and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Potential new accounting pronouncements and legislative actions are likely to impact our future financial position or results of operations

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of our third-party collaborators to successfully develop and commercialize the respective pharmaceutical systems they are developing;

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

•

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed And Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

10.66	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011. +

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 7, 2011

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 7, 2011

EXHIBIT INDEX

10.66	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011. +

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.