Form 10-K
period 2011-12-31
DURECT CORP
filed 2012-03-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Bubb Road

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $167,868,268 as of June 30, 2011 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 87,547,149 shares of the registrant’s Common Stock issued and outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2012 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2011.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business.

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, one program in Phase III, two programs in Phase II and three programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Product Research and Development Programs

Our development efforts are focused on the application of our pharmaceutical systems technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system (CNS) disorders, cardiovascular disease and other chronic diseases. Our more advanced product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• Remoxy (Oral controlled release oxycodone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in December 2010 but not approved/ Complete Response Letter received in June 2011

• POSIDUR (Controlled release injection of bupivacaine)	• Post-Operative Pain	• Hospira (U.S. and Canada); DURECT retains rights in rest of world	• SABER	• Phase III

• ELADUR (Transdermal bupivacaine)	• Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

• TRANSDUR-Sufentanil (Transdermal sufentanil)	• Chronic Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

NOTE: POSIDUR™, SABER™, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• ORADUR-based opioid (hydrocodone)	• Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR-based opioid (hydromorphone)	• Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR-ADHD	• Attention Deficit Hyperactivity Disorder (ADHD)	• Orient Pharma (defined Asian and South Pacific countries); DURECT retains development and commercialization rights in North America, Europe, Japan and all other countries	• ORADUR	• Phase I

• ORADUR-based opioid (oxymorphone)	• Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• IND accepted by the FDA

• Relday (risperidone)	• Schizophrenia/biopolar disorder	• Zogenix (worldwide)	• SABER	• Preclinical

• Various	• Biologics Programs/Research Programs in other Therapeutic Categories	• DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	• SABER/ DURIN	• Preclinical/ Research Stage

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

Development Strategy.    Remoxy is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics has sublicensed the worldwide commercialization rights of Remoxy (except for Australia and New Zealand) to King Pharmaceuticals, Inc. (King) and, as of March 2009, we began working directly with King on further development of Remoxy. In February 2011, Pfizer Inc (Pfizer) acquired King and thereby assumed the rights and obligations of King with respect to Remoxy. Remoxy is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin, a brand name extended-release oral painkiller, which achieved annual worldwide sales of greater than $3.0 billion in 2010. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate for Remoxy and other licensed ORADUR-based opioids. As of December 31, 2011, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on Remoxy and a manufacturing profit on our supply of key product excipients for use in Remoxy. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase III trial for Remoxy successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for Remoxy to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for Remoxy in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of Remoxy, but the FDA has not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of Remoxy from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. According to King and Pain Therapeutics, the outcome of that meeting provided King with a clearer path forward to resubmit the Remoxy NDA and to address all FDA comments in the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. On January 31, 2012, Pfizer stated that it intended to conduct two bioavailability studies in the second quarter of 2012 and anticipated meeting with the FDA during the third quarter to discuss next steps.

Additional ORADUR-Opioid Products in Development

Since 2006, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone).

POSIDUR

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Epidemiological studies indicate that up to 100% of surgical patients experience postoperative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are suffering from these side effects. Post-surgical pain also can be treated effectively with local anesthetics; however, the usefulness of current conventional medications is limited by their short duration of action.

Development Strategy.    We are developing POSIDUR, a sustained-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of greatest need for post-surgical pain control in most patients.

POSIDUR is the subject of a collaboration agreement with Hospira, Inc. (Hospira) to develop and commercialize POSIDUR in the U.S. and Canada. POSIDUR was also the subject of a collaboration agreement with Nycomed Danmark ApS (Nycomed) to develop and commercialize POSIDUR in the European Union (E.U.) and certain other countries. In January 2012 Nycomed (now owned by Takeda) gave notice that its rights with respect to POSIDUR were being returned to us. Please see “Third Party Collaborations” for additional information.

Clinical Program.    Our POSIDUR clinical development program has been devised to establish the safety and efficacy of POSIDUR for the treatment of post-surgical pain for up to 3 days. Toward that end, we have conducted 13 clinical studies in a variety of surgical models including hernia, appendectomy, shoulder surgery and various abdominal procedures. We have dosed over 1,000 humans with either POSIDUR or SABER-placebo, of which over 680 patients received POSIDUR. Leveraging on the well established history of use of bupivacaine, our strategy is to pursue a section 505(b)2 NDA application.

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

In February 2011, we announced results from a European Phase IIb shoulder clinical trial conducted by Nycomed of POSIDUR. In this study, 107 patients were randomly assigned to one of three treatment groups prior to undergoing elective arthroscopic shoulder surgery: POSIDUR at a dose of 5 mL, an active comparator (commercially available bupivacaine HCI solution) or SABER-Placebo (SABER vehicle without drug). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) non-inferiority of POSIDUR to SABER-Placebo (with all groups taking the background and supplemental pain treatment as described above) in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) superiority of POSIDUR against SABER-Placebo in the total use of opioid rescue analgesia 0–72 hours post-surgery. Results from this study demonstrate that the POSIDUR group experienced a statistically significant reduction in pain intensity of approximately 19% (p=0.0219) versus SABER-Placebo. The results of the pre-specified primary analysis indicated a clear clinically relevant trend in opioid sparing for POSIDUR compared to SABER-placebo and the pre-specified sensitivity analysis showed a statistically significant reduction of approximately 67% (p=0.013) in median opioid use in favor of POSIDUR. No statistical differences were found when POSIDUR was compared to the active comparator arm. Overall there was a comparable safety profile between the three groups in this study and POSIDUR appeared well tolerated.

U.S. Phase III Program

In January 2012, we announced top-line results for BESST (Bupivacaine Effectiveness and Safety in SABER Trial), a Phase III clinical trial in the U.S. BESST was an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in 305 patients undergoing a variety of general abdominal surgical procedures. Eligible patients were randomly assigned to one of three cohorts:

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

Efficacy evaluation in the BESST trial encompassed a number of parameters. The two co-primary efficacy endpoints for Cohort 3 were mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose. The purpose of Cohorts 1 and 2 was to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients.

Results

Primary Endpoints—Cohort 3 (POSIDUR versus SABER-Placebo, laparoscopically-assisted colectomy)

With respect to the co-primary efficacy endpoint of pain reduction as measured by mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose, the patient group treated with POSIDUR 5.0 mL (660 mg) reported a mean pain reduction in pain scores of approximately 7% (p=0.1466). The statistical analysis plan included pain on movement as recorded at scheduled times through an electronic diary plus pain scores reported whenever supplemental opioids were administered with such scores attributed as if they were pain on movement. In the prespecified sensitivity analysis (which includes only scheduled pain assessment on movement scores as collected on the electronic diary), the patient group treated with POSIDUR 5.0 mL reported approximately 10% less pain versus placebo (p=0.0410). In relation to the co-primary efficacy endpoint of median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose, the patient group treated with POSIDUR reported approximately 16% less opioids consumed versus the placebo group (p=0.5897). The prespecified level for statistical significance is p<0.05, unless one of the co-primary efficacy endpoints is not met in which case the standard for statistical significance for the remaining endpoint is p<0.025.

Cohorts 1 and 2 (POSIDUR versus commercially available Bupivacaine HCl solution after laparotomy and after laparoscopic cholecystectomy, respectively)

Cohorts 1 and 2 were prespecified to be pooled due to their small sample size. For Cohorts 1 and 2 (pooled), the mean reduction in pain on movement was approximately 20% (p=0.0111) for the POSIDUR group compared to the patient group treated with bupivacaine HCl. The median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose for Cohorts 1 and 2 (pooled), the patient group treated with POSIDUR reported approximately 18% less opioids consumed compared to the bupivacaine HCl group (p=0.5455).

Safety

Overall, the POSIDUR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and active comparator. There were no signs of systemic safety issues. Local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups; most of these observations were discolorations, the majority of which resolved without treatment during the trial. No negative safety signal has been seen in the initial cardiac and neurologic safety assessment in BESST; however further analysis is underway.

Next Steps

After a complete analysis of the BESST data and preparation of integrated safety and efficacy summeries combining our previous well controlled studies, we intend to hold a pre-NDA meeting with the FDA which we expect to occur in mid-2012, with a potential NDA submission under section 505(b)2 later this year.

ELADUR

Market Opportunity.    Pain can arise from a variety of diseases and conditions, and in many instances, pain originates from a localized point in the body and can benefit from treatments which are administered and act locally as opposed to in a systemic fashion. One such example is post-herpetic neuralgia (PHN or post-shingles pain), a debilitating complication of herpes zoster, which is usually defined as the presence of pain at the site of eruption that lasts more than a month after the onset of a zoster eruption. The prevalence of PHN (including PHN lasting more than one year) is estimated to be approximately 144,000 people in the U.S. In addition to PHN, there are a number of other widely prevalent chronic and acute local pain conditions (e.g., neuropathic pain, sprains, strains, and contusions) that could benefit from a locally acting pain product.

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) under development is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR would be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. We intend to initiate discussions with other potential partners regarding licensing development and commercialization rights to this program. Please see “Third Party Collaborations” for additional information.

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

Clinical Program.    In 2008, Endo successfully completed a Phase II clinical trial for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. This Phase II trial met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and a potential regulatory pathway for the Phase III program were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. It is our expectation that future development of this product candidate will follow a 505(b)2 pathway as discussed with FDA, which would allow us to reference third-party data, potentially reducing time and expense.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect approximately 8% of U.S. children ages 4-17, according to the U.S. Centers for Disease Control and Prevention (“the CDC”). The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as 65% of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are currently treated with stimulants such as amphetamine or methylphenidate and sales of ADHD treatments were approximately $5.8 billion in 2010. The National Survey on Drug Use & Health estimates that 1.4 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase II study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase I and Phase II clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements in all territories other than the U.S. for ORADUR-ADHD. In 2010 and 2011, we conducted several Phase I clinical trials in this program with multiple formulations. Based on information from these trials, we are continuing to evaluate the lead formulations and are planning next steps in our ORADUR-ADHD program.

Relday

Market Opportunity.    Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday is being developed to address unmet clinical needs in this large patient population. The existing long-acting injectable risperidone product, which achieved global net sales of $1.5 billion in 2010, requires twice monthly, 2 mL intramuscular injections with a 21 gauge or larger needle. We and Zogenix expect that, if approved, Relday will be the first once-monthly, subcutaneous antipsychotic product available in a needle-free delivery system to enter the long-acting injectable antipsychotic market. We and Zogenix also expect that, if approved, Relday will provide a new long-acting treatment option for patients that currently use daily oral antipsychotic products. The combined market for oral and injectable antipsychotic products is estimated at more than $16 billion in 2010. We and Zogenix believe the SABER controlled-release technology combined with Zogenix’s DosePro technology will allow Relday to be delivered subcutaneously without a needle on a once-monthly basis with a simplified dosing regimen, improved pharmacokinetic profile and significant reduction in injection volume.

Development Strategy.    Under the development and license agreement entered into in July 2011 after working together since October 2007 under a feasibility agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER controlled-release formulation technology in combination with Zogenix’s DosePro needle-free, subcutaneous drug delivery system. We will share non-clinical development responsibilities. Zogenix expects to initiate clinical studies for the new product candidate, Relday, in patients with schizophrenia in 2012 following filing of an Investigational New Drug (IND) application.

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

We currently have five major technology platforms:

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

The SABER Technology is the basis of POSIDUR, which recently completed a Phase III clinical trial in the U.S. In our clinical studies thus far, SABER formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events were reported.

The SABER Technology is also the basis for SucroMate™ Equine, an injectable animal health drug utilizing our SABER™ technology to deliver the peptide deslorelin. This is the first FDA approved SABER injectable product and it was launched in 2011 by our collaborator, CreoSalus, Inc.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil for which we have conducted Phase II clinical trials and for which we hold worldwide development and commercialization rights. The TRANSDUR technology is also the basis for ELADUR, for which we have conducted two Phase II clinical trials and for which we hold worldwide development and commercialization rights.

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

The ORADUR technology is the basis of Remoxy, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. Since 2006, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). We also have an ORADUR-ADHD program for which we and Orient Pharma have conducted several Phase I clinical trials with multiple formulations in 2010 and 2011.

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

Minimize Product Development Risk.    Initially, we intend to minimize product development risk by using our drug delivery platform technologies to administer drugs for which medical data on efficacy and safety are available. This strategy reduces much of the development risk that is inherent in traditional pharmaceutical product discovery. We anticipate that we can expand the medical usefulness of existing well-characterized drugs in several ways:

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, DURIN and MICRODUR technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have one program for which a New Drug Application has been filed and a Complete Response Letter has been received, and six different disclosed programs in clinical development, including three oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the License Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the License Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. We will be responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2011), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2011). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to us a tiered percentage of fees received in connection with any sublicense of the licensed rights.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement. We retain the right to terminate the License Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the License Agreement with or without cause, at any time upon prior written notice. As of December 31, 2011, the cumulative aggregate payments received by us under this agreement were $3.4 million.

Hospira, Inc.    In June 2010, we entered into a license agreement with Hospira to develop and commercialize POSIDUR in the U.S. and Canada. Under terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. Of these potential milestones, $35 million are development-based milestones (none of which has been achieved as of December 31, 2011), and $150 million are sales-based milestones (none of which has been achieved as of December 31, 2011). For the U.S. and Canada, the two companies will jointly direct and equally fund the remaining development costs for POSIDUR, while Hospira will have exclusive commercialization rights upon regulatory approval with sole funding responsibility for commercialization activities. In addition, the Company has also granted to Hospira the right to develop and commercialize in the U.S. and Canada, at Hospira’s sole cost, other specified local anesthetic products, if any, based on the SABER technology, which come into existence under the Agreement. Hospira will be responsible for commercial manufacture of licensed products under the Agreement, provided that the Company will supply to Hospira a specified excipient for use in the manufacture of licensed products pursuant to a supply agreement entered into by the parties. On a product by product basis, Hospira will pay us a royalty on sales of each licensed product commercialized under the Agreement for a defined period, after which the license granted to Hospira for such product shall convert to a fully paid-up, non-royalty bearing and perpetual license. The term of the agreement shall be for the duration of Hospira’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Hospira to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities. As of December 31, 2011, the cumulative aggregate payments received by us under this agreement were $38.3 million.

Alpharma Ireland Limited (acquired in December 2008 by King which subsequently was acquired by Pfizer in February 2011).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, Alpharma paid us an upfront license fee of $20 million. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer notified us that they are returning their worldwide development and commercialization rights to ELADUR. As of December 31, 2011, the cumulative aggregate payments received by us under this agreement were $29.0 million.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the 2010 amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone. Nycomed also paid a portion of development expenses. In January 2012, Nycomed (acquired by Takeda in October 2011) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER™-Bupivacaine) in Europe and their other licensed territories to us effective April 26, 2012. As of December 31, 2011, the cumulative aggregate payments received by us under this agreement were $37.3 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $9.0 million as of December 31, 2011.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including Remoxy) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, we are entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2011, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2011, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $32.8 million.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, we will continue to perform Remoxy related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all Remoxy related costs incurred by us. The cumulative aggregate payments received by us from King as of December 31, 2011 were $6.3 million under this agreement.

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

Long Term Supply Agreement with King (now Pfizer). In August 2009, we entered into an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the long term excipient supply agreement. This agreement stipulates the terms and conditions under which we will supply to King, based on our manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. The term of the agreement commenced on August 5, 2009 and will continue in effect until the earlier of the expiration of all licenses granted under the development and license agreement between us and Pain Therapeutics or the termination or expiration of the 2005 development and license agreement between Pain Therapeutics and King, unless the agreement is terminated earlier in accordance with its terms. The agreement provides each party with specified termination rights, which include, but are not limited to, the right of King to terminate the agreement in the event that governmental action requires the withdrawal of REMOXY from all countries in the territory or results in the withdrawal of required manufacturing approvals, or upon a change of control of us, in which case termination will be effective one year after notice by King. We may terminate the agreement if we are unable to procure suitable and sufficient quantities of certain raw materials required to produce the excipient ingredients. Each party may terminate the agreement upon material breach of the agreement by, or the bankruptcy or insolvency of, the other party, in each case subject to a cure period. The agreement further specifies the rights and obligations of us and King with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities. Revenue attributable to these key components aggregating $3.0 million and cost of goods sold aggregating $2.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 was recognized in the third quarter of 2009 upon the execution of a long term supply agreement with King such that final terms and conditions of the sales were established.

In 2010, we recognized $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by us and certain mark-ups for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, we also recognized $410,000 of product revenue related to the shipment of another excipient that is included in Remoxy upon shipment to King in 2010. Total revenue recognized related to these excipients was $961,000 and $3.0 million in 2010 and 2009, respectively and the associated cost of goods sold was $315,000 and $2.0 million in 2010 and 2009, respectively.

In 2011, we recognized $490,000 of product revenue related to key excipients for Remoxy and the associated cost of goods sold was $302,000.

Endo Pharmaceuticals Inc. (TRANSDUR-Sufentanil).    In March 2005, we entered into a license agreement with Endo under which we granted to Endo the exclusive right to develop, market and commercialize TRANSDUR-Sufentanil in the U.S. and Canada. We received an initial payment of $10.0 million in connection with the execution of the agreement. In February 2009, Endo notified us that it was terminating the license agreement with us, and thereby returned their right to develop and commercialize TRANSDUR-Sufentanil in the U.S. and Canada to us effective August 26, 2009. As of December 31, 2011, the cumulative aggregate payments received by us under this agreement were $21.5 million.

Commercial Product Lines

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

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIDUR, Remoxy and other ORADUR-based drug candidates, pursuant to a supply agreement with Eastman Chemical Company. We purchase sufentanil for TRANSDUR-Sufentanil pursuant to a supply agreement with Mallinckrodt, Inc. We have entered into a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR and a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR.

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

Customers

Our product revenues are derived from sale of the ALZET and LACTEL product lines as well as from the sale of certain key excipients that are included in Remoxy to our customer (Pfizer). Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2011, Hospira and Pfizer accounted for 34% and 16% of the Company’s total revenues, respectively. In 2010, Pfizer (King) and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively. In 2009, Pfizer (King) accounted for 41% of our total revenues and no other customers accounted for more than 10% of total revenues.

At December 31, 2011, Hospira, Pfizer and Pain Therapeutics accounted for 27%, 22% and 22% of our net accounts receivable, respectively. At December 31, 2010, Hospira, Pfizer (King) and Pain Therapeutics accounted for 33%, 19% and 15% of our net accounts receivable, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. We have contracted with Hospira Worldwide and Corium International to manufacture clinical and commercial supplies of POSIDUR and ELADUR, respectively. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, Remoxy, TRANSDUR-Sufentanil, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by construction of additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for Remoxy at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 21, 2012, we held 41 issued U.S. patents and 314 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 56 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 178 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 10260 Bubb Road, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our web site address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Our Code of Ethics can be found on our website.

Employees

As of February 29, 2012 we had 106 employees, including 57 in research and development, 23 in manufacturing and 26 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 29, 2012 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	74	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	55	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	52	Chief Financial Officer
Su Il Yum, Ph.D.	72	Executive Vice President, Pharmaceutical Systems Research and Development

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

Risks Related To Our Business

Development of our pharmaceutical systems is not complete, and we cannot be certain that our pharmaceutical systems will be able to be commercialized

To be profitable, we or our third-party collaborators must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our pharmaceutical systems under development. For each pharmaceutical system that we or our third-party collaborators intend to commercialize, we must successfully meet a number of critical developmental milestones for each disease or medical condition targeted, including:

—	selecting and developing a drug delivery platform technology to deliver the proper dose of drug over the desired period of time;

—	determining the appropriate drug dosage for use in the pharmaceutical system;

—	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

—	demonstrating the drug formulation will be stable for commercially reasonable time periods;

—	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

—	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical system in commercial quantities and at acceptable prices.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our other ORADUR-based drug candidates, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We and our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our ORADUR-based drug candidates, or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold, and the failure to do so according to plan would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical systems, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our most advanced publicly announced development programs is as follows:

—

REMOXY—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter and they may never be resolved. On January 31, 2012, Pfizer stated that it intended to conduct two bioavailability studies in the second quarter of 2012 and anticipated meeting with the FDA during the third quarter to discuss next steps. There can be no assurance that these bioavailability studies will achieve results that will support product approval or that any regulatory meetings or product approvals will occur.

—

POSIDUR—To date, we have completed multiple Phase II studies in various surgeries and recently completed a Phase III study (the BESST trial). BESST was conducted to measure the safety and efficacy of POSIDUR versus placebo in one abdominal surgical procedure and versus an active comparator (injections of standard bupivacaine) in two other abdominal surgical procedures. The co-primary endpoints were pain intensity as well as the use of opioid analgesics over the first 3 days following surgery. While the results trended positive for both pain reduction and reduction of supplemental opioid use in the first three days after surgery, they did not reach statistical significance. There were no signs of systemic safety issues, although local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups. A full safety assessment is not yet available. After a complete analysis of the BESST data and preparation of integrated safety and efficacy summaries combining our previous well controlled studies, we intend to hold a pre-NDA meeting with the FDA which we expect to occur in mid-2012, with a potential NDA submission under section 505(b)2 later this year. There can be no assurance that the POSIDUR program has generated data and information that will be sufficient to support an NDA submission or that any such submission will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

—

TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In 2011, we had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

—

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer notified us that they are returning their worldwide development and commercialization rights to ELADUR. There can be no assurance that our planned development program for ELADUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

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

—

ORADUR-ADHD—In 2010 and 2011, we and Orient Pharma conducted several Phase I studies to evaluate multiple formulations of ORADUR-ADHD. Based on information from these trials, we are continuing to evaluate the key formulations and are planning next steps in the ORADUR-ADHD program. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

Early clinical trial results may not predict the results of later trials or satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial and the BESST Phase III abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pfizer will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. We may also be required to conduct additional clinical trials of POSIDUR, which would be expensive and could delay product approval, harming our business, prospects and financial condition.

Clinical trials and regulatory approval of our product candidates is subject to delay, which could harm our business

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

Many of our drug candidates under development, including REMOXY, our other ORADUR-based opioids and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates and increase the cost, burden and liability associated with the commercialization of these drug candidates

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

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

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics and King (Pfizer) with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Hospira and Nycomed (acquired by Takeda) with respect to POSIDUR, Alpharma (acquired by King which in turn has been acquired by Pfizer) with respect to ELADUR, Orient Pharma with respect to ORADUR-ADHD and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to be less than our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. As of December 31, 2011, we have $37.5 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities or sales accomplishments. While our involvement is necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also required to achieve those milestones. Under our third-party collaborative agreements, our third party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

In July 2010, we entered into an equity line of credit facility with Azimuth under which we may sell to Azimuth, subject to certain limitations, up to $50 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. These include that the price per share of our common stock is greater than $1.00. We are currently unable to access this source of financing, and if we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may not be able to access this source of financing in the future. Azimuth is also permitted to terminate the equity line of credit under certain circumstances.

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

—	regulatory actions with respect to our product candidates;

—	continued progress and cost of our research and development programs;

—	the continuation of our collaborative agreements that provide financial funding for our activities;

—	success in entering into collaboration agreements and meeting milestones under such agreements;

—	progress with preclinical studies and clinical trials;

—	the time and costs involved in obtaining regulatory clearance;

—	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

—	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical systems;

—	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our pharmaceutical systems;

—	competing technological and market developments;

—	market acceptance of our pharmaceutical systems;

—	costs for recruiting and retaining employees and consultants; and

—	unexpected legal, accounting and other costs and liabilities related to our business.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2011, had an accumulated deficit of approximately $355.5 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

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

The failure of us or our third-party collaborators to effectively develop, gain regulatory approval for, sell, manufacture and market our pharmaceutical systems will hurt our business, prospects and financial results.

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

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by an issued patent expiring in 2015 and two pending patent application families, which if granted, would result in patents expiring in 2023 and 2028 respectively, plus any eligible patent term adjustments and extensions. We are currently prosecuting the pending U.S. application families, and we recently received four allowances in the family having a non-adjusted expiration date in 2023. Nonetheless, there can be no assurance that the two pending U.S. patent application families covering REMOXY will be granted, in which event we will have no patent coverage after 2015 in the U.S. for REMOXY. In Europe, REMOXY is covered by two granted patents expiring in 2016 and in 2023 respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by an issued patent expiring in 2015 and one pending patent application family, which if granted, will result in patents expiring in 2025 plus any eligible patent term adjustments and extensions. We recently received two allowances in the pending U.S. application family. Nonetheless, there can be no assurance that the pending U.S. patent application family covering POSIDUR will be granted, in which event we will have no patent coverage after 2015 in the U.S. for POSIDUR. In Europe, POSIDUR is covered by two granted patents expiring in 2016 and in 2025 respectively, plus any eligible patent term extensions.

As of February 21, 2012, we held 41 issued U.S. patents and 314 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 56 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 178 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court (e.g., KSR v. Teleflex, eBay v. MercExchange) and other courts (e.g., In re Seagate) with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the Leahy-Smith America Invents Act (HR 1249) was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from “first to invent” to “first to file,” implements a post-grant opposition system for patents and provides for a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pfizer, Hospira and Zogenix among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2011 and determined that goodwill was not impaired as of December 31, 2011. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2011, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our future products, including REMOXY and other ORADUR-based drug candidates, POSIDUR, TRANSDUR-Sufentanil, ELADUR and Relday. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Risks Related To Our Common Stock

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.

On February 21, 2012, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company does not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1).

The Company has until August 20, 2012 to regain compliance with Nasdaq’s listing requirements by having the closing bid price of its common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days. If the Company does not regain compliance within this time period, it may transfer the common stock to The Nasdaq Capital Market, provided that the Company (i) meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the closing bid price requirement) based on the Company’s most recent public filings and market information and (ii) notifies Nasdaq of its intent to cure this deficiency. Following a transfer to The Nasdaq Capital Market, the Company would be afforded the remainder of an additional 180 calendar day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under The Nasdaq Capital Market, unless it does not appear to NASDAQ that it would be possible for the Company to cure the deficiency.

If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify the Company that its securities will be subject to delisting. The Company may appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of the Company’s common stock would continue to trade on the Nasdaq Global Market or Nasdaq Capital Market, as applicable.

There can be no assurance that we will regain and maintain compliance with the requirements for listing our common stock on the Nasdaq Global Market or that our common stock would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—	failure of our third-party collaborators to successfully develop and commercialize the respective pharmaceutical systems they are developing;

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

—	announcements of technological innovations, patents or new products by our competitors;

—	regulatory developments in the United States and foreign countries;

—	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

—	developments concerning our strategic alliances or acquisitions;

—	actual or anticipated variations in our operating results;

—	changes in recommendations by securities analysts or lack of analyst coverage;

—	deviations in our operating results from the estimates of analysts;

—	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

—	potential delisting of our common stock from The NASDAQ Global Market;

—	loss or disruption of facilities due to natural disasters;

—	changes in accounting principles; or

—	loss of any of our key scientific or management personnel.

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

Executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders

Our directors, executive officers and principal stockholders, together with their affiliates, have substantial control over us. The interests of these stockholders may differ from the interests of other stockholders. As a result, these stockholders, if acting together, could have the ability to exercise control over all corporate actions requiring stockholder approval irrespective of how our other stockholders may vote, including:

—	the election of directors;

—	the amendment of charter documents;

—	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

—	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

—	Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us.

—

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2014

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2014 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2013 (with an option to renew for an additional five years)

Pelham, AL	9,400 sq. ft.	Office, Laboratory and Manufacturing	Lease expires March 2012

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with an option to terminate after seven years and nine months and with two options to renew the lease term for an additional five years each after the current lease expires)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

	Common Stock Price
Year ended December 31, 2010	Low	High
First Quarter	$1.91	$3.09
Second Quarter	2.23	3.14
Third Quarter	2.00	2.58
Fourth Quarter	2.48	3.69

Year ended December 31, 2011	Low	High
First Quarter	$2.90	$3.65
Second Quarter	1.76	3.77
Third Quarter	1.32	2.28
Fourth Quarter	1.12	1.90

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 29, 2012 was $0.75 per share. As of that date there were approximately 130 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2006. The graph assumes that $100 was invested on December 31, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/06 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
DURECT CORPORATION	100.00	144.82	76.35	55.63	77.70	26.58
NASDAQ STOCK MARKET (U.S.)	100.00	109.81	65.29	93.95	109.84	107.86
NASDAQ BIOTECHNOLOGY	100.00	104.58	91.38	105.66	121.52	135.86

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data at December 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data at December 31, 2009, 2008 and 2007 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$22,360	$20,091	$12,347	$19,770	$27,379
Product revenue, net	11,127	11,500	12,113	8,765	8,258

Total revenue	33,487	31,591	24,460	28,535	35,673

Operating expenses:
Cost of revenue	4,713	4,275	5,311	3,365	3,225
Research and development	34,053	36,214	34,801	40,845	43,304
Selling, general and administrative	13,574	14,937	15,020	15,510	13,649
Write-down of deferred royalties and commercial rights	—	—	—	13,480	—

Total operating expenses	52,340	55,426	55,132	73,200	60,178

Loss from operations	(18,853)	(23,835)	(30,672)	(44,665)	(24,541)
Other income (expense):
Interest and other income	134	943	420	1,547	3,545
Interest expense	(46)	(6)	(36)	(789)	(2,625)
Debt conversion expense	—	—	—	—	(718)

Net other income (expense)	88	937	384	758	202

Net loss	$(18,765)	$(22,898)	$(30,288)	$(43,907)	$(24,339)

Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.36)	$(0.56)	$(0.35)
Shares used in computing basic and diluted net loss per share	87,410	86,868	83,427	78,332	70,483

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$30,829	$49,572	$41,552	$52,692	$62,016
Working capital	22,410	36,936	34,796	43,401	25,700
Total assets	49,196	67,560	58,151	74,874	84,020
Convertible subordinated notes	—	—	—	—	23,559
Other long-term liabilities	738	315	508	656	1,083
Stockholders’ equity	3,477	14,487	27,843	37,564	34,581

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011, 2010 and 2009 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	potential regulatory approval of REMOXY, POSIDUR or any of our other product candidates;

—	the progress of our third-party collaborations, including estimated milestones;

—	our intention to seek, and ability to enter into strategic alliances and collaborations;

—	the potential benefits and uses of our products;

—

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

—	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials, protect intellectual property and manufacture products;

—	market opportunities for products in our product pipeline;

—	the number of patients enrolled and the timing of patient enrollment in clinical trials;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials and the commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, EMEA and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

—	our intention to develop additional manufacturing capabilities;

—	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, one program in Phase III, two programs in Phase II and three programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Collaborative Research and Development Revenues

Collaborative research and development revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Nycomed, King, Hospira, Zogenix, Endo and others.

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

Reduction In Force

In February 2012, we reduced the size of our workforce by 15 employees or approximately 12% of our headcount. We substantially completed this headcount reduction during February 2012, and incurred approximately $336,000 in severance costs for the impacted employees in the first quarter of 2012. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives.

Operating Results

Since our inception in 1998, we have had a history of operating losses. At December 31, 2011, we had an accumulated deficit of $355.5 million and our net losses were $18.8 million, $22.9 million and $30.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in the near future compared to recent quarters. We expect selling, general and administrative expenses to decrease modestly in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2011, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2011. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Inventories

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customer as well as management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. As of December 31, 2011, we had $816,000 in inventory related to excipients that are included in REMOXY and other programs. In addition, we have future purchase commitments totaling $500,000 per year through 2018. In the event that we determine that we will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08 Intangibles— Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplified how entities test goodwill for impairment. Entities are permitted to initially assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We will adopt this authoritative guidance in the first quarter of our fiscal year 2012. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Results of Operations

Comparison of years ended December 31, 2011, 2010 and 2009

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Collaborator
Hospira Inc. (Hospira) (1)	$11,419	$5,551	$—
Pfizer Inc. (Pfizer) (2)	5,203	9,487	7,024
Zogenix, Inc. (Zogenix) (3)	2,928	779	1,389
Nycomed Danmark ApS (Nycomed) (4)	1,235	2,033	1,620
Pain Therapeutics, Inc. (Pain Therapeutics)	750	1,456	317
Endo Pharmaceuticals, Inc. (Endo) (5)	—	—	985
Others	825	785	1,012

Total collaborative research and development and other revenue	$22,360	$20,091	$12,347

(1)	Amounts related to ratable recognition of upfront fees were $3.6 million in 2011, $2.1 million in 2010 and zero in 2009.

(2)	Amounts related to ratable recognition of upfront fees were $2.7 million in 2011, $3.2 million in 2010 and $3.4 million in 2009. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. Our agreement with Pfizer for ELADUR will terminate effective August 30, 2012.

(3)	Amounts related to ratable recognition of upfront fees were $147,000 in 2011, and zero in 2010 and 2009. A development and license agreement with Zogenix was entered into in July 2011; we and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix.

(4)	Amounts related to ratable recognition of upfront fees were $1.2 million in 2011, $1.2 million in 2010 and $1.5 million in 2009. In October 2011, Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements we formerly had in place with Nycomed. Our agreement with Nycomed will terminate effective April 26, 2012.

(5)	Amounts related to ratable recognition of upfront fees were zero in 2011 and 2010 and $875,000 in 2009. Our agreement with Endo terminated effective August 26, 2009.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan for ELADUR. As a result of the termination of the Pfizer agreement for ELADUR in 2012, we will record as revenue during 2012 the remaining $9.9 million related to the upfront fee of the development and license agreement; this recognition of revenue will not result in additional cash proceeds to us. This amount was recorded as deferred revenue on our balance sheet at December 31, 2011.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was modified in the first quarter and the fourth quarter of 2009 as a result of updated development plans for POSIDUR in Europe. As a result of the termination of the Nycomed agreement in 2012, we will record as revenue during 2012 the remaining $3.7 million related to the upfront fee of the development and license agreement; this recognition of revenue will not result in additional cash proceeds to us. This amount was recorded as deferred revenue on our balance sheet at December 31, 2011.

We also received a $10.0 million upfront fee in connection with the license agreement signed with Endo in March 2005 relating to TRANSDUR-Sufentanil. The $10.0 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Endo with respect to TRANSDUR-Sufentanil. The term of the continuing involvement had been estimated based on the product development plan pursuant to the agreement. Our estimate of the remaining term of our continuing involvement was modified as a result of Endo’s termination notice that we received in February 2009. The $10.0 million upfront fee from Endo was fully recognized as of March 31, 2009.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $11.1 million, $11.5 million and $12.1 million in 2011, 2010 and 2009, respectively.

The decrease in product revenue in 2011 compared to 2010 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY and our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from our ALZET mini pump product line as a result of higher selling prices compared to 2010. Product revenues in 2011 included $490,000 of product revenue related to the shipments of excipients included in REMOXY. Product revenues in 2010 included $551,000 related to a price settlement for shipments to Pfizer that occurred in 2008 and the first quarter of 2009 pursuant to the long term supply agreement executed in the third quarter of 2009 as well as $410,000 of product revenue related to the shipment of another excipient that is included in REMOXY in 2010.

The decrease in product revenue in 2010 compared to 2009 was primarily attributable to lower product revenue from the sale of certain excipients included in Remoxy to King as discussed below, partially offset by higher product revenue from both the LACTEL and ALZET product lines compared to 2009. Product revenue in 2009 included $3.0 million related to shipments to King that occurred in 2008 and the first quarter of 2009 but that had been deferred until a long term supply agreement was signed such that final terms and conditions of the sales were established. This agreement was executed in the quarter ended September 30, 2009, and all of the deferred revenue was recognized as revenue in that period. In 2010, we experienced higher product revenue from our ALZET product line as well as from the LACTEL product line primarily as a result of ALZET’s higher average realized prices and higher LACTEL unit sales compared with 2009.

Cost of product revenues.    Cost of product revenues was $4.7 million, $4.3 million and $5.3 million in 2011, 2010 and 2009, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in Remoxy.

The increase in the cost of product revenue in 2011 was primarily the result of higher manufacturing costs associated with our ALZET product line, partially offset by lower units sold from our LACTEL product line and slightly lower cost of goods sold associated with the sale of certain excipients for Remoxy compared to 2010. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

The decrease in the cost of product revenue in 2010 was primarily the result of lower product revenue associated with certain excipients for Remoxy, partially offset by higher units sold from our LACTEL product line compared to 2009. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

Stock-based compensation expense recognized related to cost of product revenues was $328,000, $341,000 and $433,000 in 2011, 2010 and 2009, respectively.

As of December 31, 2011, 2010 and 2009, we had 24, 25 and 22 manufacturing employees, respectively. As of February 29, 2012, we had 23 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $34.1 million, $36.2 million and $34.8 million in 2011, 2010 and 2009. Stock-based compensation expense recognized related to research and development personnel was $4.2 million, $4.9 million and $7.2 million in 2011, 2010 and 2009, respectively.

Research and development expenses decreased by $2.2 million in 2011 compared to 2010. The decrease in 2011 was primarily attributable to lower development costs associated with Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, ORADUR-ADHD, our biologics programs, TRANSDUR-Sufentanil and other research programs, partially offset by higher development costs associated with POSIDUR and Relday compared to 2010 as more fully discussed below.

Research and development expenses increased by $1.4 million in 2010 compared to 2009. The increase in 2010 was primarily attributable to higher development costs associated with POSIDUR, Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics, and our biologics programs, partially offset by lower development costs associated with ELADUR, ORADUR-ADHD, TRANSDUR-Sufentanil, Relday and other research programs compared to 2009 as more fully discussed below.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
POSIDUR(1)	$18,691	$16,017	$14,389
Remoxy and other ORADUR-based opioid products (1)	2,684	3,710	1,686
Relday (1)	2,515	853	1,511
ELADUR(1)	1,456	3,420	3,808
ORADUR-ADHD	1,048	1,382	2,131
Biologics Programs	1,039	1,675	1,628
TRANSDUR-Sufentanil (1)	812	871	1,375
Others	5,808	8,286	8,273

Total research and development expenses	$34,053	$36,214	$34,801

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics, Zogenix and Endo.

POSIDUR

Our research and development expenses for POSIDUR increased to $18.7 million in 2011 from $16.0 million in 2010, primarily due to higher costs associated with our Phase III clinical trial and higher employee-related costs for POSIDUR compared to 2010.

Our research and development expenses for POSIDUR increased to $16.0 million in 2010 from $14.4 million in 2009, primarily due to higher costs associated with our Phase III clinical trial and higher employee-related costs for POSIDUR compared to 2009.

Remoxy and other ORADUR-based opioid products

Our research and development expenses for Remoxy and other ORADUR-based opioids decreased to $2.7 million in 2011 from $3.7 million in 2010, primarily due to decreased activities to support the resubmission of the Remoxy NDA which occurred in December 2010.

Our research and development expenses for Remoxy and other ORADUR-based opioids increased to $3.7 million in 2010 from $1.7 million in 2009, primarily due to increased activities to support the resubmission of the Remoxy NDA in December 2010.

Relday

Our research and development expenses for Relday increased to $2.5 million in 2011 from $853,000 in 2010 primarily due to higher employee-related cost as well as higher costs related to formulation development and non-clinical studies associated with Relday in 2011 compared with 2010.

Our research and development expenses for Relday decreased to $853,000 in 2010 from $1.5 million in 2009 primarily due to lower employee-related costs associated with Relday in 2010 compared with 2009.

ELADUR

Our research and development expenses for ELADUR decreased to $1.5 million in 2011 from $3.4 million in 2010, primarily due to lower employee-related costs and lower contract manufacturing expenses related to this product candidate.

Our research and development expenses for ELADUR decreased to $3.4 million in 2010 from $3.8 million in 2009, primarily due to lower employee-related costs and lower contract manufacturing expenses related to this product candidate.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $1.0 million in 2011 from $1.4 million in 2010, primarily due to lower employee-related costs incurred for this program in 2011.

Our research and development expenses for ORADUR-ADHD decreased to $1.4 million in 2010 from $2.1 million in 2009, primarily due to lower employee-related costs incurred for this program in 2010.

Biologics Programs

Our research and development expenses for biologics programs decreased to $1.0 million in 2011 from $1.7 million in 2010. primarily due to lower external costs and employee-related costs in support of these programs in 2011.

Our research and development expenses for biologics programs increased to $1.7 million in 2010 from $1.6 million in 2009. primarily due to higher external costs and employee-related costs in support of these programs in 2010.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $812,000 in 2011 from $871,000 in 2010, primarily due to decreased external costs and employee-related costs for this drug candidate in 2011.

Our research and development expenses for TRANSDUR-Sufentanil decreased to $871,000 in 2010 from $1.4 million in 2009, primarily due to decreased external costs and employee-related costs for this drug candidate in 2010.

Other DURECT Research Programs

Our research and development expenses for all other activities decreased to $5.8 million in 2011 from $8.3 million in 2010, primarily due to lower employee-related costs and decreased formulation and development activities for these programs.

Our research and development expenses for all other activities were $8.3 million in both 2010 and 2009, primarily due to comparable employee-related costs, and formulation and development activities for these programs.

As of December 31, 2011, 2010 and 2009, we had 72, 76 and 77 research and development employees respectively. As of February 29, 2012, we had 57 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to decrease in the near future.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $13.6 million, $14.9 million and $15.0 million in 2011, 2010 and 2009, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $2.1 million, $2.5 million and $3.8 million in 2011, 2010 and 2009, respectively.

Selling, general and administrative expenses decreased by $1.3 million in 2011 compared to 2010, due to lower stock-based compensation expenses related to selling, general and administrative personnel as well as lower employee-related costs and patent related expenses incurred in 2011 compared to 2010.

Selling, general and administrative expenses decreased by $83,000 in 2010 compared to 2009, primarily due to lower stock-based compensation expenses related to selling, general and administrative personnel, partially offset by higher patent and market research expenses incurred in 2010 compared to 2009.

As of December 31, 2011, 2010 and 2009, we had 28, 29 and 28 selling, general and administrative personnel, respectively. As of February 29, 2012, we had 26 employees in selling, general and administrative, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses to decrease in the near future.

Other Income (Expense).    Interest and other income was $134,000, $943,000 and $420,000 in 2011, 2010 and 2009, respectively. The decrease in interest and other income in 2011 as compared to 2010 was primarily due to not receiving any grants in 2011 as well as lower interest income generated in 2011. In 2010, we received grants totaling $733,000 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects in the fourth quarter of 2010. We did not receive any grants in 2011 or 2009.

Interest expense was $46,000, $6,000 and $36,000 in 2011, 2010 and 2009, respectively. The increase in interest expense in 2011 compared to 2010 was primarily due to higher losses recognized associated with disposal of certain fixed assets in 2011. The decrease in interest expense in 2010 compared to 2009 was primarily due to a lower outstanding balance of equipment financing obligations in 2010.

Income taxes.    As of December 31, 2011, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $228.2 million, which expire in the years 2018 through 2030, and federal research and development tax credits of approximately $7.4 million, which expire at various dates beginning in 2018 through 2031, if not utilized. As of December 31, 2011, we had NOL carryforwards for state income tax purpose of approximately $157.1 million, which expire in the years 2012 through 2031, and state research and development tax credits of approximately $8.1 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2011 and 2010, we had net deferred tax assets of $120.9 million and $115.9 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2011 and 2010. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into our common stock. We also issued approximately 4.4 million shares of our common stock to Venrock in connection with an equity financing in September 2009. These transactions may also have resulted in a change of control or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2011 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $30.8 million and $49.6 million at December 31, 2011 and 2010, respectively. This includes $868,000 and $933,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2011 and 2010, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in California and Alabama. The letter of credit related to the security deposit of the leased facility in California was cancelled and the restriction on approximately $367,000 of interest-bearing marketable securities will be released in March 2012 after termination of the lease agreement for this facility. The letter of credit related to the security deposit of the leased facility in Alabama will expire in July 2021.

We used $17.4 million cash in operating activities in the year ended December 31, 2011, received $7.8 million of cash in operating activities in the year ended December 31, 2010 and used $20.9 million of cash in operating activities in the year ended December 31, 2009. Our cash used in operating activities differs from our net loss primarily due to the timing of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The increase in cash provided by operations in 2010 was primarily attributable to the receipt of a $27.5 million upfront payment from Hospira in June 2010. The increase in cash used in operations in 2011 was primarily attributable to the increases in prepaid expenses and other assets and accounts receivable, offset by the decreases in accrued liabilities and deferred revenue in 2011 compared with 2010.

We generated $14.7 million of cash from investing activities in the year ended December 31, 2011, but used $6.1 million and $10.4 million of cash in investing activities in the years ended December 31, 2010 and 2009, respectively. The increase in cash generated from investing activities in 2011 was primarily due to an increase in net proceeds from maturities of available-for-sale securities, partially offset by an increase in purchases of property and equipment compared with 2010. The decrease in cash used in investing activities in 2010 was primarily due to a decrease in net purchases of investments and in purchases of equipment compared with 2009. We anticipate incurring capital expenditures of approximately $250,000 over the next 12 months. The actual amount and timing of other capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We generated $1.1 million, $517,000 and $10.1 million of cash from financing activities in the years ended December 31, 2011. 2010 and 2009, respectively. The increase in cash provided by financing activities in 2011 was primarily due to higher proceeds from exercises of stock options compared with 2010. The lower amount of cash provided by financing activities in 2010 compared to 2009 was primarily due to approximately $9.9 million of cash received from an equity financing in 2009. In November 2008, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in May 2009, allowed us to offer up to $75 million of securities from time to time in one or more public offerings of our common stock. In September 2009, we completed a privately negotiated transaction to sell 4,444,444 shares of our common stock to affiliates of Venrock at a price of $2.25 per share, raising total net proceeds of approximately $9.9 million.

In July 2010, we entered into an equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which we may sell to Azimuth, subject to certain limitations, up to $50 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. These include that the price per share of our common stock is greater than $1.00. We are currently unable to access this source of financing, and if we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may not be able to access this source of financing in the future. Azimuth is also permitted to terminate the equity line of credit under certain circumstances. This line of credit has not been drawn as yet.

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

Contractual Obligations	2012	2013	2014	2015	2016	2017 and thereafter	Total
Capital lease(1)	$14	$14	$14	$14	$7	$—	$63
Purchase commitments	500	500	500	500	500	1,000	3,500
Operating lease obligations	1,622	1,559	454	286	293	1,441	5,655

Total contractual cash obligations	$2,136	$2,073	$968	$800	$800	$2,441	$9,218

(1)	Includes principal and interest payments.

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

Interest Rate Risk

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2011, approximately 70% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 21% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2011 by year of maturity (dollars in thousands):

	2012	2013	Total
Cash equivalents:
Fixed rate	$2,350	$—	$2,350
Average fixed rate	0.28%	—	0.28%
Variable rate	$3,635	$—	$3,635
Average variable rate	0.01%	—	0.01%
Short-term investments:
Fixed rate	$19,535	$—	$19,535
Average fixed rate	0.33%	—	0.33%

	2012	2013	Total
Long-term investments:
Fixed rate	$—	$1,530	$1,530
Average fixed rate	—	0.53%	0.53%
Restricted investments:
Fixed rate	$868	$—	$868
Average fixed rate	0.11%	—	0.11%

Total investment securities	$26,388	$1,530	$27,918

Average rate	0.30%	0.53%	0.32%

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 2, 2012

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2010
A S S E T S
Current assets:
Cash and cash equivalents	$8,896	$10,437
Short-term investments	19,535	35,005
Short-term restricted investments	367	66
Accounts receivable (net of allowances of $98 at December 31, 2011 and $107 at December 31, 2010)	3,448	3,716
Inventories	3,252	2,836
Prepaid expenses and other current assets	1,803	2,785

Total current assets	37,301	54,845
Property and equipment, net	3,124	1,776
Goodwill	6,399	6,399
Intangible assets, net	53	71
Long-term investments	1,530	3,197
Long-term restricted investments	501	867
Other long-term assets	288	405

Total assets	$49,196	$67,560

L I B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$1,274	$981
Accrued liabilities	4,884	6,740
Contract research liabilities	1,361	2,109
Deferred revenue, current portion	7,372	8,079

Total current liabilities	14,891	17,909
Deferred revenue, non-current portion	30,090	34,849
Other long-term liabilities	738	315
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000 shares authorized; 87,547 and 87,053 shares issued and outstanding at December 31, 2011 and 2010, respectively	9	8
Additional paid-in capital	359,006	351,251
Accumulated other comprehensive income	5	6
Accumulated deficit	(355,543)	(336,778)

Stockholders’ equity	3,477	14,487

Total liabilities and stockholders’ equity	$49,196	$67,560

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Collaborative research and development and other revenue	$22,360	$20,091	$12,347
Product revenue, net	11,127	11,500	12,113

Total revenues	33,487	31,591	24,460

Operating expenses:
Cost of product revenues(1)	4,713	4,275	5,311
Research and development(1)	34,053	36,214	34,801
Selling, general and administrative(1)	13,574	14,937	15,020

Total operating expenses	52,340	55,426	55,132

Loss from operations	(18,853)	(23,835)	(30,672)
Other income (expense):
Interest and other income	134	943	420
Interest expense	(46)	(6)	(36)

Net other income (expense)	88	937	384

Net loss	$(18,765)	$(22,898)	$(30,288)

Net loss per share, basic and diluted	$(0.21)	$(0.26)	$(0.36)

Shares used in computing basic and diluted net loss per share	87,410	86,868	83,427

(1) Includes stock-based compensation related to the following:
Cost of product revenues	$328	$341	$433
Research and development	4,181	4,941	7,159
Selling, general and administrative	2,132	2,520	3,838

	$6,641	$7,802	$11,430

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	82,018	$8	$321,067	$81	$(283,592)	$37,564
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	293	—	528	—	—	528
Stock-based compensation expense from stock options and ESPP shares	—	—	10,236	—	—	10,236
Issuance of common stock upon equity financing	4,444	—	9,874	—	—	9,874
Net change in unrealized gain on available-for-sale securities	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(30,288)	(30,288)

Total comprehensive net loss						(30,359)

Balance at December 31, 2009	86,755	8	341,705	10	(313,880)	27,843
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	298	—	565	—	—	565
Stock-based compensation expense from stock options and ESPP shares	—	—	8,981	—	—	8,981
Net change in unrealized gain on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(22,898)	(22,898)

Total comprehensive net loss						(22,902)

Balance at December 31, 2010	87,053	8	351,251	6	(336,778)	14,487
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	494	1	1,125	—	—	1,126
Stock-based compensation expense from stock options and ESPP shares	—	—	6,630	—	—	6,630
Net change in unrealized gain on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(18,765)	(18,765)

Total comprehensive net loss						(18,766)

Balance at December 31, 2011	87,547	$9	$359,006	$5	$(355,543)	$3,477

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(18,765)	$(22,898)	$(30,288)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,176	2,251	2,506
Stock-based compensation	6,641	7,802	11,430
Asset retirement obligation	—	—	383
Loss on impairment and disposal of fixed assets	8	74	—
Inventory write-off	242	249	487
Changes in assets and liabilities:
Accounts receivable	268	(2,016)	2,355
Inventories	(670)	(303)	190
Prepaid expenses and other assets	1,099	(1,405)	341
Accounts payable	293	(38)	1
Accrued liabilities	(1,464)	2,246	(1,534)
Contract research liability	(748)	1,119	(5)
Deferred revenue	(5,466)	20,682	(6,760)

Total adjustments	1,379	30,661	9,394

Net cash (used in) provided by operating activities	(17,386)	7,763	(20,894)
Cash flows from investing activities
Purchases of property and equipment	(2,467)	(256)	(294)
Purchases of available-for-sale securities	(30,320)	(67,150)	(46,894)
Proceeds from sales of available-for-sale securities	349	2,207	1,154
Proceeds from maturities of available-for-sale securities	47,172	59,069	35,651

Net cash provided by (used in) investing activities	14,734	(6,130)	(10,383)
Cash flows from financing activities
Payments on equipment financing obligations	(15)	(48)	(43)
Payment on debt obligations	—	—	(240)
Net proceeds from issuances of common stock	1,126	565	528
Net proceeds from issuance of common stock in connection with equity financing	—	—	9,874

Net cash provided by financing activities	1,111	517	10,119

Net (decrease) increase in cash and cash equivalents	(1,541)	2,150	(21,158)
Cash and cash equivalents at beginning of year	10,437	8,287	29,445

Cash and cash equivalents at end of year	$8,896	$10,437	$8,287

Supplemental disclosure of cash flow information
Cash paid for interest	$5	$5	$27

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pharmaceutical companies and academic institutions account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. At December 31, 2011, Hospira, Pfizer and Pain Therapeutics accounted for 27%, 22% and 22% of the Company’s net accounts receivable, respectively. At December 31, 2010, Hospira, King and Pain Therapeutics accounted for 33%, 19% and 15% of the Company’s net accounts receivable, respectively.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for Remoxy. In 2011, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 9% of total revenue, respectively. In 2010, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 11% of total revenue, respectively. In 2009, revenue from the ALZET mini pump product line, the sale of certain excipients included in Remoxy and the LACTEL product line accounted for 26%, 12% and 11% of total revenue, respectively.

In 2011, Hospira and Pfizer accounted for 34% and 16% of the Company’s total revenues, respectively. In 2010, Pfizer (King) and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively. In 2009, Pfizer (King) accounted for 41% of the Company’s total revenues.

Total revenue by geographic region for the years 2011, 2010 and 2009 is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$27,782	$25,459	$18,410
Europe	3,651	4,436	3,689
Japan	1,183	863	927
Other	871	833	1,434

Total	$33,487	$31,591	$24,460

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$841	$519
Work in-process	1,172	840
Finished goods	1,239	1,477

Total inventories	$3,252	$2,836

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, the following:

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2011, there have been no material impairment losses.

Stock-Based Compensation

The Company accounts for share-based payments using a fair-value based method for costs related to all share-based payments, including stock options and stock issued under the Company’s employee stock purchase plan (ESPP). The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. See Note 8 for further information regarding stock-based compensation.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of 2011, the Company adopted ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update changes the requirements for establishing separate units of accounting in a multiple element arrangement and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Implementation of ASU 2009-13 has had no impact on the Company’s reported revenue as compared to revenue under previous guidance. Under ASU 2009-13, the Company may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements and the Company’s revenue under new agreements may be more accelerated as compared to the prior accounting standard.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Company’s development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaborative agreements, the Company’s third-party collaborators will take the lead in commercialization activities and the Company is typically not involved in the achievement of sales-based milestones. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, the Company has no future performance obligations related to any milestone payments.

Revenue on cost-plus-fee contracts, such as under contracts to perform research and development for others, is recognized as the related services are rendered as determined by the extent of reimbursable costs incurred plus estimated fees thereon.

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed. In addition, net reimbursements of research and development expenses incurred by the Company’s partners are recorded as collaborative research and development revenue. Net payments of research and development expenses to the Company’s partners are recorded as an addition to research and development expenses in the period incurred.

Comprehensive Loss

Components of other comprehensive loss comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented, are included in total comprehensive loss as follows (in thousands).

	Year Ended December 31,
	2011	2010	2009
Net loss	$(18,765)	$(22,898)	$(30,288)
Net change in unrealized gain on available-for-sale securities, net of tax	(1)	(4)	(71)

Comprehensive loss	$(18,766)	$(22,902)	$(30,359)

Accumulated other comprehensive income as of December 31, 2011, 2010 and 2009 is entirely comprised of unrealized gains or losses on available-for-sale securities.

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

The computation of diluted net loss per share for the fiscal year ended December 31, 2011 excludes the impact of options to purchase 21.3 million shares of common stock outstanding at December 31, 2011, as such impact would be antidilutive.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08 Intangibles— Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplified how entities test goodwill for impairment. Entities are permitted to initially assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will adopt this authoritative guidance in the first quarter of its fiscal year 2012. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Collaborator
Hospira Inc. (Hospira)	$11,419	$5,551	$—
Pfizer Inc. (Pfizer)	5,203	9,487	7,024
Zogenix, Inc. (Zogenix)	2,928	779	1,389
Nycomed Danmark ApS (Nycomed)	1,235	2,033	1,620
Pain Therapeutics, Inc. (Pain Therapeutics)	750	1,456	317
Endo Pharmaceuticals, Inc. (Endo)	—	—	985
Others	825	785	1,012

Total collaborative research and development and other revenue	$22,360	$20,091	$12,347

As of February 29, 2012 and reflecting the termination of the Nycomed agreement for POSIDUR in April 2012 and the Pfizer agreement for ELADUR in August 2012, we have potential milestones of up to $295.6 million that we may receive in the future under our collaborative arrangements, of which $70.6 million are development-based milestones and $225.0 million are sales-based milestones. Within the category of development-based milestones, $3.1 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $5.8 million are related to late stage clinical testing (defined as Phase 3 activities), $15.7 million are related to regulatory filings, and $46.0 million are related to regulatory approvals.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2011), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2011).

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retains the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement.

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

Agreement with Hospira, Inc.

In June 2010, the Company and Hospira, Inc. (Hospira) entered into a license agreement to develop and market POSIDUR (SABER-bupivacaine) in the U.S. and Canada. POSIDUR is the Company’s investigational post-operative pain relief depot currently in Phase III clinical development in the U.S. that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in all other countries not licensed to Hospira effective April 26, 2012.

Under the terms of the agreement, Hospira made an upfront payment of $27.5 million, with the potential for up to an additional $185 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in the U.S. and Canada. Of these potential milestones, $35 million are development-based milestones (none of which has been achieved as of December 31, 2011), and $150 million are sales-based milestones (none of which has been achieved as of December 31, 2011).

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development expenses reimbursable by Hospira	$7,792	$3,436	$—
Research and development expenses reimbursable by the Company	—	—	—

Net payable to Hospira	$—	$—	$—

Net receivable from Hospira	$7,792	$3,436	$—

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2011 were $38.3 million under this agreement.

	Year Ended December 31,
	2011	2010	2009
Ratable recognition of upfront payment(1)	$3,627	$2,115	$—
Research and development expenses reimbursable by Hospira	7,792	3,436	—

Total collaborative research and development revenue	$11,419	$5,551	$—

(1)	The Company’s estimate of the term of its continuing involvement is based on the later of the research and development period and the term of the Company’s manufacturing obligation under the development and license agreement with Hospira.

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. As a result of the acquisition of King by Pfizer in February 2011, Pfizer assumed the rights and obligations of King under the agreement; accordingly, amounts contributed to King are now shown as Pfizer figures.

Under the terms of the agreement, Alpharma paid the Company an upfront license fee of $20 million, with the potential of an additional $243 million in performance milestone payments based on the successful development, approval and commercialization of ELADUR in multiple territories and with multiple indications as defined in the agreement. Of these potential milestones, $93 million are development-based milestones (none of which has been achieved as of December 31, 2011), and $150 million are sales-based milestones (none of which has been achieved as of December 31, 2011). The $20.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing involvement with Pfizer with respect to ELADUR. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the third quarter of 2011 as a result of an updated development plan for ELADUR. In February 2012, Pfizer notified the Company that they are returning their worldwide development and commercialization rights to ELADUR.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2011 were $29.0 million under this agreement.

	Year Ended December 31,
	2011	2010	2009
Ratable recognition of upfront payment(1)	$2,708	$3,218	$3,427
Research and development expenses reimbursable by King	1,150	2,673	2,614

Total collaborative research and development revenue	$3,858	$5,891	$6,041

(1)	The Company’s estimate of the remaining term of its continuing involvement was modified in the second quarter of 2009 as a result of an updated development plan. The Company’s agreement with Pfizer will terminate effective August 30, 2012.

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, which was amended in February 2010 and February 2011. Under the terms of the agreement, as amended, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries.

Under the terms of the agreement as amended, Nycomed paid the Company an upfront license fee of $14 million, with the potential of an additional $188.5 million in performance milestone payments based on the successful development, approval and commercialization of POSIDUR in territories as defined in the agreement. Of these potential milestones, $18 million are development-based milestones (of which $8 million has been achieved as of December 31, 2011), and $170.5 million are sales-based milestones (none of which has been achieved as of December 31, 2011).

In October 2011, Takeda Pharmaceutical Company Limited (Takeda) acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, Takeda (through Nycomed) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER™-Bupivacaine) in Europe and their other licensed territories to us effective April 26, 2012.

For joint control and funding development activities, the Company recognized revenue from the net reimbursement of the research and development expenses from Nycomed and recorded the net payment of research and development expenses to Nycomed as additional research and development expense. The Company and Nycomed each bore 50% of these agreed upon expenses under the collaboration agreement for POSIDUR.

The following tables provide a summary of the amounts comprising the Company’s net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development expenses reimbursable by Nycomed	$—	$1,466	$3,510
Research and development expenses reimbursable by the Company	—	(966)	(4,674)

Net payable to Nycomed	$—	$(298)	$(1,331)

Net receivable from Nycomed	$—	$798	$167

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2011 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
Ratable recognition of upfront payment(1)	$1,235	$1,235	$1,453
Research and development expenses reimbursable by Nycomed	—	798	167

Total collaborative research and development revenue	$1,235	$2,033	$1,620

(1)	The Company’s estimates of the remaining term of its continuing involvement were modified in the first and fourth quarters of 2009 as a result of an updated development plan for POSIDUR in Europe. In October 2011, Takeda acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. The Company’s agreement with Nycomed will terminate effective April 26, 2012.

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

The Company recognizes collaborative research and development revenue related to research and development activities for Remoxy and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $750,000, $1.5 million and $317,000 in 2011, 2010 and 2009, respectively. The cumulative aggregate payments received by the Company as of December 31, 2011 were $32.8 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of December 31, 2011). There are no sales-based milestones under the agreement.

In March 2009, King assumed the responsibility for further development of Remoxy from Pain Therapeutics. As a result of this change, the Company continues to perform Remoxy-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Now King is substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all Remoxy-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to Remoxy; accordingly, amounts attributed to King are now shown as Pfizer figures.

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for Pfizer was $1.3 million, $3.4 million and $983,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of December 31, 2011 were $6.3 million under this agreement.

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

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to this long term supply agreement. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. In the third quarter of 2009, the Company recognized $3.0 million of product revenue and $2.0 million of cost of goods sold related to past shipments to King upon execution of the long term supply agreement at which point all criteria of revenue recognition were met.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

period. The agreement further specifies the rights and obligations of the Company and King with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities.

In 2011, the Company recognized $490,000 of product revenue related to a key excipients for Remoxy and the associated cost of goods sold was $302,000.

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

The Company recognized zero, zero and $875,000, respectively as collaborative research and development revenue from the ratable recognition of the $10.0 million upfront fee for the years ended December 31, 2011, 2010 and 2009. Total collaborative research and development revenue recognized under this arrangement was zero, zero and $985,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The cumulative aggregate payments received by the Company as of December 31, 2011 were $21.5 million under this agreement.

3.    Intangible Assets and Goodwill

Intangible assets recorded in connection with the Company’s acquisitions consist of the following (in thousands):

	December 31, 2011
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(538)	53
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,398)	$53

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(520)	71
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,380)	$71

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2011 was $53,000, which will be amortized as follows: $17,600 in each of the years from 2012 to 2014, and $200 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2011. The Company evaluates goodwill for impairment at least annually. In 2011, 2010 and 2009 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$3,635	$—	$—	$3,635
Certificates of deposit	—	1,720	—	1,720
Commercial paper	—	6,987	—	6,987
Corporate debt	—	808	—	808
U.S. Government agencies	—	14,768	—	14,768

Total	$3,635	$24,283	$—	$27,918

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$502	$—	$—	$502
Certificates of deposit	—	1,282	—	1,282
Commercial paper	—	11,405	—	11,405
Corporate debt	—	2,614	—	2,614
U.S. Government agencies	—	29,449	—	29,449

Total	$502	$44,750	$—	$45,252

The fair value of the Level 2 assets is obtained from pricing sources and is estimated based upon recent trading prices for the same security or using pricing models using current observable market information for similar securities.

The following is a summary of available-for-sale securities as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,635	$—	$—	$3,635
Certificates of deposit	1,720	1	(1)	1,720
Commercial paper	6,986	1	—	6,987
Corporate debt	809	—	(1)	808
U.S. Government agencies	14,763	6	(1)	14,768

	$27,913	$8	$(3)	$27,918

Reported as:
Cash and cash equivalents	$5,985	$—	$—	$5,985
Short-term investments	19,530	7	(2)	19,535
Short-term restricted investments	367	—	—	367
Long-term investments	1,530	1	(1)	1,530
Long-term restricted investments	501	—	—	501

	$27,913	$8	$(3)	$27,918

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	1,282	—	—	1,282
Commercial paper	11,404	1	—	11,405
Corporate debt	2,611	3	—	2,614
U.S. Government agencies	29,447	10	(8)	29,449

	$45,246	$14	$(8)	$45,252

Reported as:
Cash and cash equivalents	$6,117	$—	$—	$6,117
Short-term investments	34,999	12	(6)	35,005
Short-term restricted investments	66	—	—	66
Long-term investments	3,197	2	(2)	3,197
Long-term restricted investments	867	—	—	867

	$45,246	$14	$(8)	$45,252

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2011, by contractual maturity (in thousands):

	December 31, 2011
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$26,383	$26,388
Mature after one year through five years	1,530	1,530

	$27,913	$27,918

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2011 or 2010.

As of December 31, 2011, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Equipment	$12,303	$14,507
Leasehold improvement	9,834	9,577
Construction-in-progress	693	78

	22,830	24,162
Less accumulated depreciation and amortization	(19,706)	(22,386)

Property and equipment, net	$3,124	$1,776

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $1.2 million, $2.2 million and $2.5 million in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, no equipment was collateralized as security for equipment financing facilities. Amortization expense was $9,844, $39,580 and $39,580 in 2011, 2010 and 2009 for assets held under capital lease assets, respectively. In connection with an early termination of a lease in its California location, the Company recorded a disposal of equipment and leasehold improvement of $2.8 million which were fully depreciated at December 31, 2011.

As of December 31, 2011, the Company has recorded $558,000 as a liability on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.    Restricted Investments

In September 2005, the Company deposited $329,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in August 2005 for the Company’s office facility in Cupertino, California. The restriction on these funds will be released in March 2012 after the Company terminated the lease effective December 2011.

In January 2006, the Company deposited $61,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in December 2005 for capital equipment from a third party vendor for a phone system at the Cupertino facilities. The installation was completed in April 2006. The restriction on these funds was released upon termination of the lease in March 2011.

In October 2010, the Company deposited $500,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in October 2010 for the Company’s facility in Birmingham, Alabama. The restriction on these funds will be released upon termination of the lease in July 2021.

As of December 31, 2011 and 2010, the Company had $868,000 and $933,000, respectively, recorded as restricted investments in connection with deposits on letters of credit.

7.    Long-term Debt and Commitments

Operating Leases

In October 2011, the Company signed a lease termination agreement relating to an office facility of 40,560 square feet in Cupertino, California which will reduce the Company’s cash rent payment by approximately $800,000 in 2012. The original term of the lease ended in December 2012 and it was revised to end in December 2011.

The Company has several other lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.0 million, $1.9 million and $2.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future minimum payments (including principal and interest) under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2012	$1,622
2013	1,559
2014	454
2015	286
Thereafter	1,734

$5,655

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

In March 2011, the Board of Directors approved an amendment to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2011, the stockholders approved the amendment of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 5,500,000 shares. A total of 29,796,500 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2020.

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

As of December 31, 2011, 7,090,515 shares of common stock were available for future grant and options to purchase 19,796,064 shares of common stock were outstanding under the 2000 Stock Plan.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000.

In April 2005, the Board of Directors approved certain amendments to the 2000 Directors’ Stock Option Plan. At the Company’s annual stockholders meeting in June 2005, the stockholders approved the amendments of the 2000 Directors’ Stock Option Plan to: (i) increase the number of shares of common stock issuable under the Director’s Plan by an additional 425,000 shares, to an aggregate of 925,000 shares; (ii) increase the number of option shares issued to nonemployee directors annually in connection with their continued service on the Board from 12,000 shares to 20,000 shares; and (iii) modify the vesting of such annual option grants so that such shares vest completely on the day before the first anniversary of the date of grant. The plan expired in September 2010. Awards to our non-employee directors have been granted under the 2000 Stock Plan following that date.

As of December 31, 2011, no shares of common stock were available for future grant and options to purchase 669,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

As of December 31, 2011, there were no shares of common stock available for future grant and no options to purchase shares of common stock were outstanding under the 1993 SBS Plan.

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

The plan expires in June 2020. A total of 2,200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2011, 527,540 shares of common stock were available for future grant and 1,672,460 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, shares of common stock reserved for future issuance consisted of the following:

December 31, 2011
Stock options outstanding	20,465,064
Stock options available for grant	7,090,515
Employee Stock Purchase Plan	527,540

28,083,119

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	13,699,970	$4.68	6.61	$2.9
Options granted	5,153,930	$2.69
Options exercised	(101,849)	$1.54
Options forfeited	(1,038,513)	$4.05
Options expired	(1,085,748)	$4.81

Outstanding at December 31, 2009	16,627,790	$4.11	6.72	$1.5
Options granted	3,783,677	$2.24
Options exercised	(114,888)	$1.99
Options forfeited	(436,373)	$3.36
Options expired	(477,072)	$7.65

Outstanding at December 31, 2010	19,383,134	$3.68	6.36	$10.4
Options granted	2,931,779	$3.17
Options exercised	(300,809)	$2.71
Options forfeited	(923,172)	$2.91
Options expired	(625,868)	$7.21

Outstanding at December 31, 2011	20,465,064	$3.55	5.65	$0

Exercisable at December 31, 2011	14,894,825	$3.73	4.70	$0

Vested and expected to vest at December 31, 2011	20,171,387	$3.56	5.60	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $248,000, $110,000 and $101,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In January 2010, the Company granted its employees stock options to purchase 921,000 shares of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $2.13 in 2011, $1.53 in 2010 and $1.95 in 2009. There were no options granted with exercise prices lower than fair market value in 2011, 2010 and 2009.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2011, the Company had four stock-based employee compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations was $6.6 million, $7.8 million and $11.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Because the Company had a net operating loss carryforward as of December 31, 2011, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2011, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Determining Fair Value

Valuation and Expense Recognition.    The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, the Company recognized the expense on an accelerated basis. For options granted on or after January 1, 2006, the Company recognizes the expense on a straight-line basis. The expense for options is recognized over the requisite service periods of the awards, which is generally the vesting period.

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2009, 2010 and 2011, the Company determined the expected life using historical options experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2010) and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Stock Options
Risk-free rate	1.16-2.65%	1.53-2.92%	2.0-3.0%
Expected dividend yield	—	—	—
Expected term (in years)	6.25	5.5	6.0
Volatility	73-77%	75-87%	82-87%
Forfeiture rate	6.14%	5.33%	6.1%

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2011	2010	2009
Employee Stock Purchase Plan
Risk-free rate	0.05-1.00%	0.16-1.45%	0.17-2.37%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	50-163%	59-163%	57-150%

There were 192,997, 183,687 and 191,414 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2011, 2010 and 2009, respectively. Included in the statement of operations for the year ended December 31, 2011, 2010 and 2009 was $63,000, $307,000 and $392,000, respectively, in stock-based compensation expense related to the amortization of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2011, $6.4 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2015. The weighted average term of the unrecognized stock-based compensation expense is 1.9 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$1.26 – 2.09	2,285,183	5.39	$1.89	1,637,702	$1.86
$2.10 – 2.18	3,026,080	7.46	$2.18	1,866,406	$2.18
$2.20 – 3.10	1,629,745	4.24	$2.62	1,353,937	$2.55
$3.11 – 3.11	2,328,707	6.63	$3.11	1,647,560	$3.11
$3.12 – 3.25	1,538,395	2.59	$3.21	1,538,395	$3.21
$3.26	2,212,246	9.04	$3.26	—	$3.26
$3.29 – 4.34	2,899,463	4.87	$4.12	2,771,588	$4.15
$4.35 – 5.27	2,117,543	4.05	$5.16	2,099,193	$5.16
$5.38 – 6.32	2,111,670	5.54	$5.91	1,664,012	$5.92
$6.70 – 9.19	316,032	0.16	$8.84	316,032	$8.84

$1.26 – 9.19	20,465,064	5.65	$3.55	14,894,825	$3.73

The Company received $815,000, $229,000 and $157,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2011, 2010 and 2009, respectively.

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

9.    Income Taxes

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

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2008
U.S. federal taxes (benefit) at statutory rate	$(6,377)	$(7,782)	$(10,296)
State taxes	—	—	—
Unutilized net operating loss	5,355	6,792	8,517
Non-deductible stock-based compensation	995	1,224	1,763
Other	27	(234)	16

Total	$—	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$86,476	$87,070
Research and other credits	8,986	8,183
Capitalized research and development expenses	1,778	3,702
Deferred revenue	14,016	6,953
Stock-based compensation	7,297	6,831
Other	2,386	3,125

Total deferred tax assets	120,939	115,864
Valuation allowance for deferred tax assets	(120,939)	(115,864)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.1 million, $8.6 million and $10.8 million during 2011, 2010 and 2009, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $228.2 million, which expire in the years 2018 through 2030 and federal research and development tax credits of approximately $7.4 million which expire at various dates beginning in 2018 through 2031, if not utilized.

As of December 31, 2011, the Company had net operating loss carryforwards for state income tax purposes of approximately $157.1 million, which expire in the years 2012 through 2031, if not utilized, and state research and development tax credits of approximately $8.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2010 and December 31, 2011, the Company had unrecognized tax benefits of approximately $4.2 million and $4.6 million, respectively (none of which, if recognized, would favorably affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010
Balance at beginning of the year	$4,229	$3,758
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	415	471
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$4,644	$4,229

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2011.

10.    Reduction in Force

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Government Grants

In the fourth quarter of 2010, DURECT was notified that it had been awarded grants totaling $733,000 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects. The Company received this funding in November 2010 and recorded the amount received as other income on its Statements of Operations in the fourth quarter of 2010.

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$8,604	$7,666	$7,833	$7,313	$8,115	$8,116	$8,935	$8,496
Net loss	$(6,357)	$(6,626)	$(5,245)	$(6,309)	$(5,025)	$(4,647)	$(2,138)	$(5,316)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.06)	$(0.07)	$(0.06)	$(0.05)	$(0.02)	$(0.06)

13.    Subsequent Events

Termination of POSIDUR Development and License Agreement with Nycomed

In January 2012, Nycomed notified the Company that Nycomed was terminating, effective April 26, 2012, the Development and License Agreement between Nycomed and DURECT dated November 26, 2006, as amended (the “License Agreement”) relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. Nycomed’s termination returns to the Company the rights to develop and commercialize POSIDUR in Europe and Nycomed’s other licensed territories.

Termination of ELADUR Development and License Agreement with Pfizer

In February 2012, Pfizer notified the Company that Pfizer was terminating, effective 2012, the Development and License Agreement between Alpharma (acquired by King Pharmaceuticals which subsequently was acquired by Pfizer) and DURECT dated September 19, 2008 relating to the development and commercialization of ELADUR. Pfizer’s termination returns to the Company the worldwide rights to develop and commercialize ELADUR.

Reduction in Force

In February 2012, the Company reduced the size of its workforce by 15 employees or approximately 12% of its headcount. The goal of this action was to better align its cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for that year. The Company substantially completed this headcount reduction during February 2012, and incurred approximately $0.3 million in severance costs for the impacted employees. All severance costs are expected to be paid during the first quarter of 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2011 and 2010, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

March 2, 2012

Item 9B.	Other Information.

None

PART III

The definitive proxy statement for our 2012 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on
Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

Number	Description
3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

3.8	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2011).

4.2	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A
(File No. 000-31615) filed on July 10, 2001).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 27, 2011).

10.4+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

Number	Description
10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on
Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.26	Lease between Sobrato Development Companies #850 and the Company (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 13, 2001).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8
(File No. 333-61224) filed on May 18, 2001).

Number	Description
10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002 (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.34**†	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K
(File No. 000-31615) filed on March 11, 2004).

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004 (incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004 (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004 (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 5, 2004).

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2005).

Number	Description
10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005 (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2005).

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005 (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to
Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008 (incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 8, 2008).

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008 (incorporated by reference to Exhibit 10.51 to our Quarterly Report on
Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.53	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 10, 2009).

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on
Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.55**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

Number	Description
10.57**	Amendment No. 1 to Development and License Agreement between the Company and Nycomed Danmark, ApS dated February 18, 2010 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 10, 2010).

10.58	Amendment to Commercial Real Estate Lease between the Company and EWE, Inc. effective May 10, 2010 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.59**	Development and License Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q
(File No. 000-31615) filed on August 5, 2010).

10.60	Supply Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.60 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

10.62	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010.

10.63	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010.

10.64**	Amendment No. 2 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 8, 2011.

10.65	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 23, 2011.

10.66**	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011.

10.67*	Lease Termination Agreement between ECI TWO RESULTS LLC and the Company dated as of October 27, 2011.

10.68*	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 19, 2011.

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

†	Refiled with additional disclosure previously treated as confidential.

+	Indicates a management contract or compensatory plan or arrangement.

++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2011
Allowance for doubtful accounts	$107	$(23)	$14	$98
December 31, 2010
Allowance for doubtful accounts	$103	$8	$(4)	$107
December 31, 2009
Allowance for doubtful accounts	$113	$—	$(10)	$103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 2, 2012

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

Signature	Title	Date

/S/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/S/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 2, 2012

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 2, 2012

/S/ SIMON X. BENITO Simon X. Benito	Director	March 2, 2012

/S/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 2, 2012

/S/ MICHAEL D. CASEY Michael D. Casey	Director	March 2, 2012

/S/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 2, 2012

/S/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 2, 2012

/S/ JON S. SAXE Jon S. Saxe	Director	March 2, 2012