Form 10-Q
period 2012-03-31
DURECT CORP
filed 2012-05-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, there were 87,629,667 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$7,537	$8,896
Short-term investments	15,128	19,535
Short-term restricted investments	0	367
Accounts receivable (net of allowances of $102 at March 31, 2012 and $98 at December 31, 2011)	2,915	3,448
Inventories	3,233	3,252
Prepaid expenses and other current assets	1,488	1,803

Total current assets	30,301	37,301
Property and equipment (net of accumulated depreciation of $19,900 and $19,706 at March 31, 2012 and December 31, 2011, respectively)	2,941	3,124
Goodwill	6,399	6,399
Intangible assets, net	49	53
Long-term investments	3,224	1,530
Long-term restricted investments	501	501
Other long-term assets	288	288

Total assets	$43,703	$49,196

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$615	$1,274
Accrued liabilities	3,708	4,884
Contract research liabilities	665	1,361
Deferred revenue, current portion	312	7,372

Total current liabilities	5,300	14,891
Deferred revenue, non-current portion	1,714	30,090
Other long-term liabilities	715	738
Commitments
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	360,677	359,006
Accumulated other comprehensive income	2	5
Accumulated deficit	(324,714)	(355,543)

Stockholders’ equity	35,974	3,477

Total liabilities and stockholders’ equity	$43,703	$49,196

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
Collaborative research and development and other revenue	$38,328	$5,512
Product revenue, net	2,857	3,092

Total revenues	41,185	8,604
Operating expenses:
Cost of product revenues	1,461	1,401
Research and development	5,634	9,880
Selling, general and administrative	3,280	3,716

Total operating expenses	10,375	14,997

Income (loss) from operations	30,810	(6,393)
Other income (expense):
Interest and other income	21	40
Interest expense	(2)	(4)

Net other income	19	36

Net income (loss)	$30,829	$(6,357)
Net income (loss) per share
Basic	$0.35	$(0.07)

Diluted	$0.35	$(0.07)

Weighted-average shares used in computing net income (loss) per share
Basic	87,547	87,270

Diluted	87,568	87,270

Total comprehensive income (loss)	$30,826	$(6,343)

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$30,829	$(6,357)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	205	284
Stock-based compensation	1,176	1,783
Changes in assets and liabilities:
Accounts receivable	533	(100)
Inventories	16	(124)
Prepaid expenses and other assets	315	147
Accounts payable	(659)	(102)
Accrued and other liabilities	(699)	(2,529)
Contract research liabilities	(696)	868
Deferred revenue	(35,436)	(2,013)

Total adjustments	(35,245)	(1,761)

Net cash used in operating activities	(4,416)	(8,143)

Cash flows from investing activities
Purchases of property and equipment	(18)	(256)
Purchases of available-for-sale securities	(7,021)	(7,036)
Proceeds from maturities of available-for-sale securities	10,098	9,103

Net cash provided by investing activities	3,059	1,811

Cash flows from financing activities
Payments on equipment financing obligations	(2)	(12)
Net proceeds from issuances of common stock through exercise of options	0	737

Net cash (used in) provided by financing activities	(2)	725

Net decrease in cash and cash equivalents	(1,359)	(5,607)
Cash and cash equivalents, beginning of the period	8,896	10,437

Cash and cash equivalents, end of the period	$7,537	$4,830

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2012, the operating results for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The balance sheet as of December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Raw materials	$1,103	$841
Work in process	768	1,172
Finished goods	1,362	1,239

Total inventories	$3,233	$3,252

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Collaborator
Hospira, Inc. (Hospira) (1)	$22,774	$3,014
Pfizer Inc. (Pfizer) (2)	10,388	1,617
Nycomed Danmark, APS (Nycomed) (3)	3,705	309
Zogenix, Inc. (Zogenix) (4)	1,284	550
Pain Therapeutics, Inc. (Pain Therapeutics)	1	22
Others	176	—

Total collaborative research and development and other revenue	$38,328	$5,512

(1)	Amounts related to the recognition of upfront fees were $21.8 million and $906,000 for the three months ended March 31, 2012 and 2011, respectively. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(2)	Amounts related to the recognition of upfront fees were $9.9 million and $804,000 for the three months ended March 31, 2012 and 2011, respectively. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and DURECT dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the ratable recognition of upfront fees were $3.7 million and $309,000 for the three months ended March 31, 2012 and 2011, respectively. In January 2012, the Company that was notified Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were $78,000 and zero for the three months ended March 31, 2012 and 2011, respectively.

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented and are included in total comprehensive income (loss) as follows (in thousands).

	Three months ended March 31,
	2012	2011
Net income (loss)	$30,829	$(6,357)
Net change in unrealized gain on available-for-sale investments, net of tax	(3)	14

Comprehensive income (loss)	$30,826	$(6,343)

Accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options and warrants.

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Numerators:
Net income (loss)	$30,829	$(6,357)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	87,547	87,270
Effect of dilutive securities:
Dilution from stock options	21	—

Dilutive common shares	21	—

Weighted average shares used to compute diluted net income (loss) per share	87,568	87,270

Net income (loss) per share:
Basic	$0.35	$(0.07)

Diluted	$0.35	$(0.07)

	Three months ended March 31,
	2012	2011
	(In thousands)
Outstanding dilutive securities not included in diluted net income (loss) per share
Options to purchase common stock	21,342	21,271
Warrants	—	1

Total	21,342	21,272

Options to purchase approximately 21.3 million shares of common stock were excluded from the denominator in the calculation of diluted net income per share for each of the three months ended March 31, 2012 and 2011, as the effect would be anti-dilutive.

Note 2. Strategic Agreements

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2012 were $33.4 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million had been achieved as of March 31, 2012). There are no sales-based milestones under the agreement.

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

Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for Pfizer was $471,000 and $57,000 for the three months ended March 31, 2012 and 2011, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King (now Pfizer) as of March 31, 2012 were $6.9 million under this agreement.

Long Term Supply Agreement with King (now Pfizer)

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King (now Pfizer). This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures.

In the three months ended March 31, 2012 and 2011, the Company recognized $51,000 and zero of product revenue related to a key excipient for REMOXY. The associated costs of goods sold were $33,000 and zero in the three months ended March 31, 2012 and 2011.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which had been achieved as of March 31, 2012), and $75 million are sales-based milestones (none of which had been achieved as of March 31, 2012). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights. The cumulative aggregate payments received by the Company as of March 31, 2012 were $4.1 million under this agreement.

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

Agreement with Hospira, Inc.

In June 2010, the Company and Hospira, Inc. (Hospira) entered into a license agreement to develop and market POSIDUR (SABER-bupivacaine) in the U.S. and Canada. POSIDUR is the Company’s investigational post-operative pain relief depot that recently completed a Phase III clinical study in the U.S. that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery.

Under the terms of the agreement, Hospira made an upfront payment of $27.5 million. In March 2012, the Company was notified that Hospira was terminating the agreement effective September 28, 2012, or, as permitted under the agreement, at an earlier date elected by the Company. Hospira’s termination returns to the Company the U.S. and Canadian rights to develop and commercialize POSIDUR and as such the Company now holds worldwide rights to POSIDUR. As a result of the termination of the Hospira agreement for POSIDUR, the Company recognized as revenue during the first quarter of 2012 the remaining $21.8 million of deferred revenue related to the upfront fee of the development and license agreement as the Company has no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Three months ended March 31,
	2012	2011
Research and development expenses reimbursable by Hospira	$1,016	$2,108
Research and development expenses reimbursable by the Company	—	—

Net payable to Hospira	$—	$—

Net receivable from Hospira	$1,016	$2,108

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2012 were $39.1 million under this agreement.

	Three months ended March 31,
	2012	2011
Recognition of upfront payment (1)	$21,758	$906
Research and development expenses reimbursable by Hospira	1,016	2,108

Total collaborative research and development revenue	$22,774	$3,014

(1)	The Company’s estimate of the term of its continuing involvement was revised in the first quarter of 2012 as a result of the termination of the POSIDUR agreement by Hospira. As a result of the termination of the Hospira agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $21.8 million deferred revenue related to the upfront fee of the development and license agreement.

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, which was amended in February 2010 and February 2011. Under the terms of the agreement, as amended, the Company licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries.

Under the terms of the agreement as amended, Nycomed paid the Company an upfront license fee of $14 million and an $8 million development-based milestone payment. In October 2011, Takeda Pharmaceutical Company Limited (Takeda) acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, the Company was notified that Takeda (through Nycomed) was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER®-Bupivacaine) in Europe and their other licensed territories to us. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recognized revenue during the first quarter of 2012 for the remaining $3.7 million of deferred revenue related to the upfront fee of the development and license agreement as the Company had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of March 31, 2012 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of March 31, 2012.

	Three months ended March 31,
	2012	2011
Recognition of upfront payment (1)	$3,705	$309
Research and development expenses reimbursable by Nycomed	—	—

Total collaborative research and development revenue	$3,705	$309

(1)	The Company’s estimate of the term of its continuing involvement was revised in the first quarter of 2012 as a result of the termination of the agreement by Nycomed. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $3.7 million deferred revenue related to the upfront fee of the development and license agreement.

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

Under the terms of the agreement, Alpharma paid the Company an upfront license fee of $20 million. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of the Company’s continuing involvement with Pfizer with respect to ELADUR. The Company’s estimate of the remaining term of its continuing involvement was adjusted in the third quarter of 2011 as a result of an updated development plan for ELADUR.

In February 2012, the Company was notified that Pfizer was terminating the agreement, effective August 30, 2012, or, as permitted under the agreement, at an earlier date elected by the Company. Pfizer’s termination returns to the Company worldwide rights to develop and commercialize ELADUR. As a result of the termination of the agreement for ELADUR, the Company recognized revenue during the first quarter of 2012 for the remaining $9.9 million of deferred revenue related to the upfront fee of the development and license agreement as the Company has no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of collaborative research and development revenue recognized under this agreement with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2012 were $29.1 million under this agreement.

	Three months ended March 31,
	2012	2011
Recognition of upfront payment (1)	$9,895	$804
Research and development expenses reimbursable by Pfizer	22	755

Total collaborative research and development revenue	$9,917	$1,559

(1)	The Company’s estimate of the term of our continuing involvement was revised in the first quarter of 2012 as a result of the termination of the agreement by Pfizer. As a result of the termination of this agreement for ELADUR, the Company recorded as revenue during the first quarter of 2012 the remaining $9.9 million deferred revenue related to the upfront fee of the development and license agreement.

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

The following is a summary of available-for-sale securities as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,796	$—	$—	$1,796
Certificates of deposit	1,003	—	—	1,003
Commercial paper	6,412	—	—	6,412
Corporate debt	1,203	1	—	1,204
U.S. Government agencies	12,633	4	(3)	12,634

	$23,047	$5	$(3)	$23,049

Reported as:
Cash and cash equivalents	$4,196	$—	$—	$4,196
Short-term investments	15,125	3	—	15,128
Long-term investments	3,225	2	(3)	3,224
Long-term restricted investments	501	—	—	501

	$23,047	$5	$(3)	$23,049

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,635	$—	$—	$3,635
Certificates of deposit	1,720	1	(1)	1,720
Commercial paper	6,986	1	—	6,987
Corporate debt	809	—	(1)	808
U.S. Government agencies	14,763	6	(1)	14,768

	$27,913	$8	$(3)	$27,918

Reported as:
Cash and cash equivalents	$5,985	$—	$—	$5,985
Short-term investments	19,530	7	(2)	19,535
Short-term restricted investments	367	—	—	367
Long-term investments	1,530	1	(1)	1,530
Long-term restricted investments	501	—	—	501

	$27,913	$8	$(3)	$27,918

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2012, by contractual maturity (in thousands):

	March 31, 2012
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$18,026	$18,029
Mature after one year through five years	3,225	3,224

	$21,251	$21,253

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2012.

As of March 31, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2012, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of comprehensive income (loss) is shown as below (in thousands):

	Three months ended March 31,
	2012	2011
Cost of product revenues	$64	$85
Research and development	698	1,127
Selling, general and administrative	414	571

Total stock based copensation	$1,176	$1,783

As of March 31, 2012 and December 31, 2011, $34,000 and $40,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2012 and 2011:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Risk-free rate	1.1-1.5%	2.4-2.7%	0.1-0.2%	0.2-1.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.50	6.25	1.25	1.25
Volatility	78-79%	73-74%	50-163%	59-163%
Forfeiture rate	7.7%	6.1%	—	—

Note 5. Reduction in Force

In February 2012, the Company reduced the size of its workforce by 15 employees or approximately 12% of its headcount. The goal of this action was to better align its cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for that year. The Company completed this headcount reduction during the first quarter of 2012, and incurred approximately $336,000 in severance costs for the impacted employees, of which $195,000 was recorded in research and development expenses and $141,000 was recorded in selling, general and administrative expenses in the first quarter of 2012. All severance costs were paid during the first quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for, or approval of REMOXY, POSIDUR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the number of patients enrolled and the timing of patient enrollment in clinical trials;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	our intention to develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, including one New Drug Application (NDA) submitted to the U.S. Food and Drug Administration (FDA) that is the subject of a Complete Response Letter, one Phase III product candidate, two Phase II product candidates and three Phase I programs. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2011 or in Note 2 above.

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

NOTE: POSIDUR™, SABER®, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. On January 31, 2012, Pfizer stated that it intended to conduct two bioavailability studies in the second quarter of 2012 and anticipated meeting with the FDA during the third quarter to discuss next steps.

Phase I clinical trials have been conducted for two of the other ORADUR-based products (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone).

POSIDUR™ (SABER®-Bupivacaine)

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

In November 2006, we entered into a development and license agreement with Nycomed (amended in February 2010 and February 2011) under which we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. In June 2010, we entered into a development and license agreement with Hospira to develop POSIDUR for the U.S. and Canada and under which we licensed to Hospira exclusive commercialization rights in the U.S. and Canada. In October 2011, Takeda Pharmaceutical Company Limited (Takeda) acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, Takeda (through Nycomed) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR in Europe and their other licensed territories to us. In March 2012, Hospira notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR in the U.S. and Canada to us by September 28, 2012, or an earlier date at our election. We have initiated discussions with other potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

U.S. Phase III Program

In January 2012, we announced top-line results for BESST (Bupivacaine Effectiveness and Safety in SABER Trial), a Phase III clinical trial. BESST was an international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in 305 patients undergoing a variety of general abdominal surgical procedures. Eligible patients were randomly assigned to one of three cohorts:

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

Safety

Overall, the POSIDUR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and active comparator. There were no signs of systemic safety issues. Local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups; most of these observations were discolorations, the majority of which resolved without treatment during the trial. No negative safety signal has been seen in the initial cardiac and neurologic safety assessment in BESST. Further analysis is underway and we are waiting for the final study reports.

Next Steps

After a complete analysis of the BESST data and preparation of integrated safety and efficacy summaries combining our previous well controlled studies, we intend to hold a pre-NDA meeting with the FDA which we expect to occur in the summer of 2012, with a potential NDA submission under section 505(b)2 later this year, depending on FDA feedback.

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

In February 2012, Pfizer notified us that it was terminating the license agreement with us, and thereby returning their worldwide right to develop and commercialize ELADUR to us by August 30, 2012, or an earlier date at our election. We have initiated discussions with other potential partners regarding licensing development and commercialization rights to this program.

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available opiate patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. An end-of-Phase II meeting was conducted with the FDA in February 2009 and we have subsequently had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European approval. We continue to have discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

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

Reduction In Force

Our total number of employees was 105 at March 31, 2012 as compared to 124 at December 31, 2011, which was a 15% reduction in headcount. This was largely a result of a reduction in force of 15 employees implemented in February 2012. We completed this headcount reduction during February 2012, and incurred approximately $0.3 million in severance costs for the impacted employees in the first quarter of 2012. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives.

In addition to the reduction in headcount, other steps were taken in the first quarter of 2012 to reduce our compensation expense. No cash bonuses were paid in the first quarter of 2012 relative to fiscal year 2011 performance and there were generally no salary increases at the Company for those at the director level and above. Our Chairman and Chief Scientific Officer transitioned, effective February 1, 2012, to 75% of time and took a corresponding reduction in his notional salary. In addition, in order to preserve cash and to more closely align the interests of the Company’s employees with the interests of the Company’s shareholders, six vice presidents and above volunteered to receive a reduced portion of their salary (totaling approximately $250,000) in cash effective February 1, 2012, for which they were correspondingly granted 478,519 options that vest quarterly over one year following the date of grant, subject to continued service.

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2012, we had an accumulated deficit of $324.7 million. Our net income was $30.8 million for the three months ended March 31, 2012, resulting from recognition of previously received upfront payments in connection with agreements terminated by Pfizer, Hospira and Nycomed. This recognition of deferred revenue did not result in additional cash proceeds to us. Our net losses were $18.8 million, $22.9 million and $30.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in the near future compared to recent quarters. The net income of $30.8 million for the three months ended March 31, 2012 was a result of the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on the Company. We expect selling, general and administrative expenses to decrease modestly in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three months ended March 31, 2012 and 2011

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

We expect our collaborative research and development revenue to decrease in the near future, largely as a result of the recognition of less deferred revenue from upfront payments associated with our collaborative agreements. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Collaborator
Hospira, Inc. (Hospira) (1)	$22,774	$3,014
Pfizer Inc. (Pfizer) (2)	10,388	1,617
Nycomed Danmark, APS (Nycomed) (3)	3,705	309
Zogenix, Inc. (Zogenix) (4)	1,284	550
Pain Therapeutics, Inc. (Pain Therapeutics)	1	22
Others	176	—

Total collaborative research and development and other revenue	$38,328	$5,512

(1)	Amounts related to the recognition of upfront fees were $21.8 million and $906,000 for the three months ended March 31, 2012 and 2011, respectively. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(2)	Amounts related to the recognition of upfront fees were $9.9 million and $804,000 for the three months ended March 31, 2012 and 2011, respectively. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and DURECT dated September 19, 2008 relating to the development and commercialization of ELADUR in the worldwide. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the recognition of upfront fees were $3.7 million and $309,000 for the three months ended March 31, 2012 and 2011, respectively. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were $78,000 and zero for the three months ended March 31, 2012 and 2011, respectively.

We recorded $38.3 million and $5.5 million of collaborative research and development revenue for the three months ended March 31, 2012 and 2011, respectively. The increase in collaborative research and development revenue in the three months ended March 31, 2012 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not reflect in additional cash proceeds to us. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in the three months ended March 31, 2012 and 2011, collaborative research and development revenue decreased in the three months ended March 31, 2012 due to lower revenue recognized from our agreements with Hospira and Pfizer as the development activities for POSIDUR and ELADUR decreased in the first quarter of 2012 compared with the corresponding period in 2011, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with Zogenix and other feasibility partners.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Hospira’s termination notice received by us in March 2012. At March 31, 2012, all of the $27.5 million upfront fee has been recognized as revenue.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Pfizer’s termination notice received by us in February 2012. At March 31, 2012, all of the $20.0 million upfront fee has been recognized as revenue.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Nycomed’s termination notice received by us in January 2012. At March 31, 2012, all of the $14.0 million upfront fee has been recognized as revenue.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $2.9 million and $3.1 million in the three months ended March 31, 2012 and 2011, respectively. The decrease in the three months ended March 31, 2012 was primarily attributable to lower product revenue from our ALZET mini pump product line as a result of fewer units sold, partially offset by higher product revenue from the sale of certain excipients included in Remoxy to Pfizer and from our LACTEL polymer product line as a result of more units sold in the three months ended March 31, 2012 compared to the corresponding period in 2011.

Cost of product revenues. Cost of product revenues were $1.5 million and $1.4 million for the three months ended March 31, 2012 and 2011. The increase in the cost of product revenue in the three months ended March 31, 2012 compared to the corresponding period in 2011 was primarily the result of higher manufacturing costs associated with our LACTEL product line and higher cost of goods sold related to the sale of certain excipients to Pfizer as we had no revenue from that source in the first quarter of 2011, partially offset by lower cost of goods sold from our ALZET product line arising from lower units sold. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $64,000 and $85,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and 2011, we had 23 and 25 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.6 million and $9.9 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in the three months ended March 31, 2012 was primarily attributable to lower development costs associated with POSIDUR, ORADUR-ADHD, TRANSDUR-Sufentanil, ELADUR, our biologics programs and other research programs, partially offset by higher development costs associated with Relday and Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics compared to the corresponding period in 2011 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $698,000 and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2012	2011
POSIDUR (1)	$2,349	$5,311
Relday (1)	1,009	473
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics (1)	587	407
ORADUR-ADHD	211	434
TRANSDUR-Sufentanil	71	272
ELADUR (1)	32	902
Biologics Programs	17	356
Others	1,358	1,725

Total research and development expenses	$5,634	$9,880

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR decreased to $2.3 million in the three months ended March 31, 2012 from $5.3 million in the corresponding period in 2011 primarily due to lower clinical trial expenses related to POSIDUR in the first quarter of 2012 as we largely completed the Phase III clinical study for POSIDUR in the fourth quarter of 2011.

Relday

Our research and development expenses for Relday increased to $1.0 million in three months ended March 31, 2012 from $473,000 in the corresponding period in 2011 primarily due to higher employee-related cost as well as higher costs related to formulation development and non-clinical studies associated with Relday.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for Remoxy and other opioids partnered with Pain Therapeutics increased to $587,000 in the three months ended March 31, 2012 from $407,000 in the corresponding period in 2011. The increase in the three months ended March 31, 2012 was primarily due to increased research and development activities subsequent to the receipt of the complete response letter related to the Remoxy NDA in June 2011.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $211,000 in the three months ended March 31, 2012 from $434,000 in the corresponding period in 2011, primarily due to lower employee-related costs.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $71,000 in the three months ended March 31, 2012 from $272,000 in the corresponding period in 2011, primarily due to decreased external costs and employee-related costs for this drug candidate.

ELADUR

Our research and development expenses for ELADUR decreased to $32,000 in the three months ended March 31, 2012 from $902,000 in the corresponding period in 2011, primarily due to lower employee-related costs and contract manufacturing expenses related to this product candidate.

Biologics programs

Our research and development expenses for biologics programs decreased to $17,000 in the three months ended March 31, 2012 from $356,000 in the corresponding period in 2011, primarily due to lower external costs and employee-related costs.

Other DURECT research programs

Our research and development expenses for all other programs decreased to $1.4 million in the three months ended March 31, 2012 from $1.7 million in the corresponding period in 2011, primarily due to lower employee-related costs and decreased research and development activities.

As of March 31, 2012, we had 56 research and development employees compared with 78 as of March 31, 2011. We expect research and development expenses to decrease in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.3 million for the three months ended March 31, 2012, compared to $3.7 million for the corresponding period in 2011. The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs as well as lower patent-related expenses incurred in the three months ended March 31, 2012. Stock-based compensation expense recognized related to selling, general and administrative personnel was $414,000 and $571,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, we had 26 selling, general and administrative personnel compared with 29 as of March 31, 2011. We expect selling, general and administrative expenses to decrease in the near future.

Other income (expense). Interest and other income was $21,000 for the three months ended March 31, 2012, compared to $40,000 for the corresponding period in 2011. The decrease in interest income was primarily the result of lower average cash and investment balances during the three months ended March 31, 2012 compared to the corresponding period in 2011.

Interest expense was $2,000 for the three months ended March 31, 2012, compared to $4,000 for the corresponding period in 2011.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $26.4 million at March 31, 2012 compared to $30.8 million at December 31, 2011. These balances include $501,000 and $867,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2012 and December 31, 2011, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2012 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $4.4 million of cash in operating activities for the three months ended March 31, 2012 compared to $8.1 million for the corresponding period in 2011. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $30.8 million for the three months ended March 31, 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on the Company. The decrease in cash used for operations was also attributable to the increases in accounts receivable and prepaid expenses and other assets, partially offset by the decreases in accounts payable, accrued liabilities and deferred revenue for the three months ended March 31, 2012 compared to the corresponding period in 2011.

We received $3.1 million of cash from investing activities for the three months ended March 31, 2012 compared to $1.8 million of cash received for the corresponding period in 2011. The increase in cash received from investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2012 compared to the corresponding period in 2011.

We used $2,000 of cash from financing activities for the three months ended March 31, 2012 compared to $725,000 of cash received for the corresponding period in 2011. The decrease in cash provided by financing activities was primarily a result of no proceeds received from exercises of stock options in the three months ended March 31, 2012 compared to $737,000 received from exercises of stock options in the corresponding period in 2011.

We anticipate that cash used in operating and investing activities will decrease in the near future as we continue to conserve cash and to research, develop and manufacture our products through internal efforts and partnering activities.

During the three months ended March 31, 2012, we believe there have been no significant changes in our future payments due under commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We anticipate incurring capital expenditures of approximately $150,000 over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

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

During the three months ended March 31, 2012, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our other ORADUR-based drug candidates, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these pharmaceutical systems. In addition, we may select components, solvents, excipients or other ingredients to include in our pharmaceutical systems that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our pharmaceutical systems. Even after we complete the design of a pharmaceutical system, the pharmaceutical system must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our pharmaceutical systems and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any pharmaceutical systems that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our ORADUR-based drug candidates, or other pharmaceutical systems, we will not be able to earn revenue from them, which would materially harm our business.

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

•

REMOXY—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter and they may never be resolved. On January 31, 2012, Pfizer stated that it intended to conduct two bioavailability studies in the second quarter of 2012 and anticipated meeting with the FDA during the third quarter to discuss next steps. There can be no assurance that these bioavailability studies will achieve results that will support product approval or that any regulatory meetings or product approvals will occur.

•

POSIDUR—To date, we have completed multiple Phase II studies in various surgeries and recently completed a Phase III study (the BESST trial). BESST was conducted to measure the safety and efficacy of POSIDUR versus placebo in one abdominal surgical procedure and versus an active comparator (injections of standard bupivacaine) in two other abdominal surgical procedures. The co-primary endpoints were pain intensity as well as the use of opioid analgesics over the first 3 days following surgery. While the results trended positive for both pain reduction and reduction of supplemental opioid use in the first three days after surgery, they did not reach statistical significance. There were no signs of systemic safety issues, although local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups. Additional analysis is underway and final study reports are not yet available. After a complete analysis of the BESST data and preparation of integrated safety and efficacy summaries combining our previous well-controlled studies, we intend to hold a pre-NDA meeting with the FDA which is scheduled in the summer of 2012, with a potential NDA submission under section 505(b)2 later this year, depending on FDA feedback. There can be no assurance that the POSIDUR program has generated data and information that will be sufficient to support an NDA submission or that any such submission will be deemed sufficient for marketing approval by the FDA or other regulatory agencies.

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

•

ORADUR-ADHD—In 2010 and 2011, we and Orient Pharma conducted several Phase I studies to evaluate multiple formulations of ORADUR-ADHD. Based on information from these trials, we are continuing to evaluate the lead formulations and are planning next steps in the ORADUR-ADHD program. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

Early clinical trial results may not predict the results of later trials or satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial and the BESST Phase III abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical systems which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pfizer will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. We may also be required to conduct additional clinical trials of POSIDUR, which would be expensive and could delay product approval, harming our business, prospects and financial condition.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical systems which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical systems. We have entered into agreements with Pain Therapeutics, King (now Pfizer), Orient Pharma, Zogenix and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and other ORADUR-based products, Relday and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these pharmaceutical systems, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such pharmaceutical systems ourselves. Further, our collaborators may elect not to develop or commercialize pharmaceutical systems arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these pharmaceutical systems. If any of these events occur, we may not recognize revenue from the commercialization of our pharmaceutical systems based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our pharmaceutical systems. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Our near-term revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our near-term revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics and King (now Pfizer) with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Orient Pharma with respect to ORADUR-ADHD and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of March 31, 2012, we have $2.0 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2012, had an accumulated deficit of approximately $324.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. In the three months ended March 31, 2012, we had a one-time increase in revenues resulting from the recognition of previously deferred revenues associated with upfront payments from terminated agreements. We do not expect this to recur. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by four patent families. Two patent families include granted patents expiring in at least 2015 and 2025, respectively. The later expiring of these two patent families includes four recently granted patents. The other patent families include pending patent applications, which if granted, would result in patents expiring in 2028, plus any eligible patent term adjustments and extensions. We are currently prosecuting pending U.S. applications for these four patent families. There can be no assurance that the two pending U.S. patent application families, which have non-adjusted patent expiration dates in 2028, will be granted. In Europe, REMOXY is covered by two granted patents expiring in 2016 and 2023, respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by two patent families, which include granted patents expiring in at least 2015 and 2025, respectively. In Europe, POSIDUR is covered by two granted patents expiring in 2016 and 2025, respectively, plus any eligible patent term extensions.

As of April 20, 2012, we held 46 issued U.S. patents and 319 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 49 pending U.S. patent applications and have filed 107 patent applications under the Patent Cooperation Treaty, from which 164 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications or those that are licensed to us may not issue into patents, and any issued patents may not provide protection against competitive technologies or may be held invalid if challenged. Our competitors may also independently develop products similar to ours or design around or otherwise circumvent patents issued to us or licensed by us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pain Therapeutics, King (now Pfizer) and Zogenix among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

We may be sued by third parties which claim that our pharmaceutical systems infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our pharmaceutical systems or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2012, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Medice and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Collegium Pharmaceutical and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

•	potential delisting of our common stock from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

•

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.69	Amendment to Commercial Lease between the Company and EWE, Inc. effective March 9, 2012.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown
Chief Executive Officer

Date: May 4, 2012

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal
Accounting Officer

Date: May 4, 2012

EXHIBIT INDEX

10.69	Amendment to Commercial Lease between the Company and EWE, Inc. effective March 9, 2012.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.