Form 10-Q
period 2012-06-30
DURECT CORP
filed 2012-08-07
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 87,659,141 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,156	$8,896
Short-term investments	14,878	19,535
Short-term restricted investments	0	367
Accounts receivable (net of allowances of $144 at June 30, 2012 and $98 at December 31, 2011)	2,598	3,448
Inventories	3,177	3,252
Prepaid expenses and other current assets	1,225	1,803

Total current assets	26,034	37,301
Property and equipment (net of accumulated depreciation of $20,110 and $19,706 at June 30, 2012 and December 31, 2011, respectively)	2,766	3,124
Goodwill	6,399	6,399
Intangible assets, net	44	53
Long-term investments	4,299	1,530
Long-term restricted investments	400	501
Other long-term assets	288	288

Total assets	$40,230	$49,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703	$1,274
Accrued liabilities	3,704	4,884
Contract research liabilities	429	1,361
Deferred revenue, current portion	312	7,372

Total current liabilities	5,148	14,891
Deferred revenue, non-current portion	1,636	30,090
Other long-term liabilities	689	738
Commitments
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	361,790	359,006
Accumulated other comprehensive income	(1)	5
Accumulated deficit	(329,041)	(355,543)

Stockholders’ equity	32,757	3,477

Total liabilities and stockholders’ equity	$40,230	$49,196

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Collaborative research and development and other revenue	$2,227	$5,188	$40,555	$10,700
Product revenue, net	2,569	2,645	5,426	5,737

Total revenues	4,796	7,833	45,981	16,437

Operating expenses:
Cost of product revenues	1,118	1,085	2,579	2,486
Research and development	4,982	8,708	10,616	18,588
Selling, general and administrative	3,049	3,327	6,329	7,043

Total operating expenses	9,149	13,120	19,524	28,117

Income (loss) from operations	(4,353)	(5,287)	26,457	(11,680)
Other income (expense):
Interest and other income	27	43	49	83
Interest and other expense	(2)	(1)	(4)	(5)

Net other income	25	42	45	78

Net income (loss)	$(4,328)	$(5,245)	$26,502	$(11,602)

Net income (loss) per share
Basic	$(0.05)	$(0.06)	$0.30	$(0.13)

Diluted	$(0.05)	$(0.06)	$0.30	$(0.13)

Weighted-average shares used in computing net income (loss) per share
Basic	87,602	87,404	87,575	87,338

Diluted	87,602	87,404	87,593	87,338

Total comprehensive income (loss)	$(4,330)	$(5,242)	$26,496	$(11,585)

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$26,502	$(11,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	429	519
Stock-based compensation	2,246	3,517
Changes in assets and liabilities:
Accounts receivable	850	426
Inventories	66	(435)
Prepaid expenses and other assets	578	1,590
Accounts payable	(571)	20
Accrued liabilities	(728)	(2,182)
Contract research liabilities	(932)	48
Deferred revenue	(35,514)	(4,040)

Total adjustments	(33,576)	(537)

Net cash used in operating activities	(7,074)	(12,139)

Cash flows from investing activities
Purchases of property and equipment	(62)	(907)
Purchases of available-for-sale securities	(14,204)	(14,458)
Proceeds from maturities of available-for-sale securities	16,554	21,572

Net cash provided by investing activities	2,288	6,207

Cash flows from financing activities
Payments on equipment financing obligations	(3)	(13)
Net proceeds from issuances of common stock	49	994

Net cash provided by financing activities	46	981

Net decrease in cash and cash equivalents	(4,740)	(4,951)
Cash and cash equivalents, beginning of the period	8,896	10,437

Cash and cash equivalents, end of the period	$4,156	$5,486

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2012, the operating results for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The balance sheet as of December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Raw materials	$1,099	$841
Work in process	1,000	1,172
Finished goods	1,078	1,239

Total inventories	$3,177	$3,252

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(4,328)	$(5,245)	$26,502	$(11,602)
Net change in unrealized gain on available-for-sale investments, net of tax	(2)	3	(6)	17

Comprehensive income (loss)	$(4,330)	$(5,242)	$26,496	$(11,585)

Accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerators:
Net income (loss)	$(4,328)	$(5,245)	$26,502	$(11,602)
Denominators:
Outstanding dilutive securities not included in diluted net loss per share
Weighted average shares used to compute basic net income (loss) per share	87,602	87,404	87,575	87,338
Effect of dilutive securities:
Dilution from stock options	0	0	18	0

Dilutive common shares	0	0	18	0

Weighted average shares used to compute basic net income (loss) per share	87,602	87,404	87,593	87,338

Net income (loss) per share:
Basic	$(0.05)	$(0.06)	$0.30	$(0.13)

Diluted	$(0.05)	$(0.06)	$0.30	$(0.13)

Options to purchase approximately 21.1 million shares of common stock were excluded from the denominator in the calculation of diluted net income per share for the three and six months ended June 30, 2012, as the effect would be anti-dilutive.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Collaborator
Hospira, Inc. (Hospira) (1)	$952	$2,838	$23,726	$5,852
Pfizer Inc. (Pfizer) (2)	739	1,098	11,127	2,715
Zogenix, Inc. (Zogenix) (3)	352	693	1,636	1,243
Pain Therapeutics, Inc. (Pain Therapeutics)	1	21	2	43
Nycomed Danmark, APS (Nycomed) (4)	0	308	3,705	617
Others	183	230	359	230

Total collaborative research and development and other revenue	$2,227	$5,188	$40,555	$10,700

(1)	Amounts related to the recognition of upfront fees were zero and $21.8 million for the three and six months ended June 30, 2012, respectively, compared to $906,000 and $1.8 million for the corresponding periods in 2011. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.
(2)	Amounts related to the recognition of upfront fees were zero and $9.9 million for the three and six months ended June 30, 2012, respectively, compared to $804,000 and $1.6 million for the corresponding periods in 2011. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and DURECT dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.
(3)	Amounts related to the ratable recognition of upfront fees were $78,000 and $156,000 for the three and six months ended June 30, 2012, respectively, compared to zero for both of the corresponding periods in 2011. A development and license agreement with Zogenix was entered into on July 11, 2011; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.
(4)	Amounts related to the ratable recognition of upfront fees were zero and $3.7 million for the three months ended June 30, 2012, respectively, compared to $308,000 and $617,000 for the corresponding periods in 2011. In January 2012, the Company was notified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $730 and $1,500 for the three and six months ended June 30, 2012, respectively, compared with $21,000 and $43,000 for the corresponding periods in 2011. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2012 were $33.4 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million had been achieved as of June 30, 2012). There are no sales-based milestones under the agreement. In addition, if commercialized, the Company will receive royalties for Remoxy and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Accordingly, King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly amounts attributed to King are now shown as Pfizer figures. Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for Pfizer was $678,000 and $1.1 million for the three and six months ended June 30, 2012, respectively, compared with $4,000 and $61,000 for the corresponding periods in 2011. Prior to March 2009, the Company recognized collaborative research and development revenue for Remoxy-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from King (now Pfizer) as of June 30, 2012 were $7.4 million under this agreement.

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

Total revenues recognized related to these excipients were zero and $51,000 in the three and six months ended June 30, 2012, compared to zero for the corresponding periods in 2011. The associated costs of goods sold were zero and $33,000 in the three and six months ended June 30, 2012, compared to zero for the corresponding periods in 2011.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which had been achieved as of June 30, 2012), and $75 million are sales-based milestones (none of which had been achieved as of June 30, 2012). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2012 were $9.5 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Ratable recognition of upfront payment	$78	$0	$156	$0
Research and development expenses reimbursable by Zogenix	274	693	1,480	1,243

Total collaborative research and development revenue	$352	$693	$1,636	$1,243

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2012 were $40.1 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Ratable recognition of upfront payment (1)	$0	$906	$21,758	$1,813
Research and development expenses reimbursable by Hospira	952	1,932	1,968	4,039

Total collaborative research and development revenue	$952	$2,838	$23,726	$5,852

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the POSIDUR agreement by Hospira. As a result of the termination of the Hospira agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $21.8 million deferred revenue related to the upfront fee of the development and license agreement.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of June 30, 2012 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of June 30, 2012.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Ratable recognition of upfront payment (1)	$0	$308	$3,705	$617
Research and development expenses reimbursable by Nycomed	0	0	0	0

Total collaborative research and development revenue	$0	$308	$3,705	$617

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Nycomed. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $3.7 million deferred revenue related to the upfront fee of the development and license agreement.

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. As a result of the acquisition of King by Pfizer in February 2011, Pfizer assumed the rights and obligations of King under the agreement; accordingly, amounts attributed to King are now shown as Pfizer figures.

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

The following table provides a summary of collaborative research and development revenue recognized under this agreement with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2012 were $29.2 million under this agreement.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Ratable recognition of upfront payment (1)	$0	$804	$9,895	$1,609
Research and development expenses reimbursable by Pfizer	61	290	83	1,045

Total collaborative research and development revenue	$61	$1,094	$9,978	$2,654

(1)	The Company’s estimate of the term of our continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Pfizer. As a result of the termination of this agreement for ELADUR, the Company recorded as revenue during the first quarter of 2012 the remaining $9.9 million deferred revenue related to the upfront fee of the development and license agreement.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2012 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$708	$—	$—	$708
Certificates of deposit	902	—	—	902
Commercial paper	2,074	—	—	2,074
Corporate debt	1,056	—	—	1,056
U.S. Government agencies	15,835	2	(3)	15,834

	$20,575	$2	$(3)	$20,574

Reported as:
Cash and cash equivalents	$997	$—	$—	$997
Short-term investments	14,877	2	(1)	14,878
Long-term investments	4,301	—	(2)	4,299
Long-term restricted investments	400	—	—	400

	$20,575	$2	$(3)	$20,574

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,635	$0	$0	$3,635
Certificates of deposit	1,720	1	(1)	1,720
Commercial paper	6,986	1	0	6,987
Corporate debt	809	0	(1)	808
U.S. Government agencies	14,763	6	(1)	14,768

	$27,913	$8	$(3)	$27,918

Reported as:
Cash and cash equivalents	$5,985	$0	$0	$5,985
Short-term investments	19,530	7	(2)	19,535
Short-term restricted investments	367	0	0	367
Long-term investments	1,530	1	(1)	1,530
Long-term restricted investments	501	0	0	501

	$27,913	$8	$(3)	$27,918

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2012, by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$15,566	$15,567
Mature after one year through five years	4,301	4,299

	$19,867	$19,866

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2012.

As of June 30, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2012, the Company has four stock-based employee compensation plans. The employee stock-based compensation cost that has been included in the statements of comprehensive income (loss) is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of product revenues	$61	$82	$125	$167
Research and development	624	1,072	1,322	2,199
Selling, general and administrative	385	580	799	1,151

Total stock-based compensation	$1,070	$1,734	$2,246	$3,517

As of June 30, 2012 and December 31, 2011, $29,000 and $40,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options
Risk-free rate	0.8-1.2%	2.1-2.4%	0.8-1.5%	2.1-2.7%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	5.50-6.50	6.25	5.25-6.50	6.25
Volatility	78-81%	73-75%	78-82%	73-75%
Forfeiture rate	7.7%	6.1%	7.7%	6.1%

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan
Risk-free rate	0.1-1.0%	0.1-1.0%	0.1-1.0%	0.1-1.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	86-101%	50-163%	86-101%	50-163%

Note 5. Reduction in Force

In February 2012, the Company reduced the size of its workforce by 15 employees or approximately 12% of its headcount. The goal of this action was to better align the Company’s cost structure with anticipated revenues and operating expenses, while not compromising the Company’s key corporate objectives for that year. The Company completed this headcount reduction during the first quarter of 2012, and incurred approximately $336,000 in severance costs for the impacted employees, of which $195,000 was recorded in research and development expenses and $141,000 was recorded in selling, general and administrative expenses in the first quarter of 2012. All severance costs were paid during the first quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, including one New Drug Application (NDA) submitted to the U.S. Food and Drug Administration (FDA) that is the subject of a Complete Response Letter, one Phase III product candidate, two Phase II product candidates and three Phase I programs. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other research programs underway in fields outside of pain management, including various diseases and disorders of the central nervous system, cardiovascular disease and cancer.

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. On July 31, 2012, Pfizer stated that they are analyzing preliminary results from two bioavailability studies and hoping to meet with the FDA in the fourth quarter of 2012.

Phase I clinical trials have been conducted for two of the other ORADUR-based products (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone).

NOTE: POSIDUR™, SABER®, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC™, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

POSIDUR™ (SABER®-Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release formulation using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that can be formulated for systemic or local administration of drugs via the parenteral (i.e., injectable) route. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients.

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

Clinical Development Program

A total of 12 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR, including a 305-patient randomized double-blind Phase 3 trial involving three abdominal surgical models, results of which were disclosed on January 5, 2012, and a 107 patient randomized double blind Phase 2b trial in shoulder surgery, results of which were disclosed February 9, 2011. In addition, two Phase I studies have been conducted in healthy subjects. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCI solution. The studies have been conducted in the United States, Australia, New Zealand and Europe with the purpose of establishing the overall safety of POSIDUR and efficacy in the treatment of post-surgical pain.

Next Steps

In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. We have sent to the FDA meeting minutes and are awaiting their final concurrence on those minutes. With the input we have received from the FDA, we intend to prepare and submit a new drug application under 505(b)(2) with the FDA in late 2012 or early 2013.

ELADUR® (TRANSDUR™-Bupivacaine)

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

TRANSDUR™-Sufentanil

Our transdermal sufentanil patch (TRANSDUR-Sufentanil) uses our proprietary TRANSDUR delivery system to deliver sufentanil, an opioid medication. TRANSDUR-Sufentanil is designed to provide extended chronic pain relief for up to seven days, as compared to the two to three days of relief provided with currently available fentanyl patches. We anticipate that the small size of our sufentanil patch (potentially as small as 1/5th the size of currently marketed transdermal fentanyl patches for a therapeutically equivalent dose) may offer improved convenience and compliance for patients. An end-of-Phase II meeting was conducted with the FDA in February 2009 and we have subsequently had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European approval. We continue to have discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

ORADUR-ADHD Program

We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. In the second quarter of 2012, we and Orient Pharma continued our ORADUR-ADHD program through a Phase I study and Pharmacokinetic (PK) analysis with multiple formulations. We are continuing to optimize the formulation and are planning next steps in our ORADUR-ADHD program.

Relday™ (risperidone) Program

On July 11, 2011, we and Zogenix, Inc. (Zogenix) entered into a development and license agreement for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday. On July 12, 2012, Zogenix announced that it has initiated its first Phase I clinical trial for Relday. The Phase I clinical trial for Relday is a single-center, open-label, safety and pharmacokinetic (PK) trial that will enroll 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Zogenix expects that study results will be available by the end of 2012.

Other Programs

Depot Injectable Programs

The proteins and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often digested before they can have an effect; if given by injection, they often require impractical, inconvenient frequent injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited, and advanced depot injectable systems such as we possess are required to realize the full potential of many of these protein and peptide drugs. In addition to biologic drugs, many traditional small molecule drugs have to be given by frequent injections, which is costly, inconvenient and may result in either unwanted side effects or suboptimal efficacy. We have active programs underway to improve our depot injectable systems and to apply those systems to various drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

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

Reduction In Force

Our total number of employees was 105 at June 30, 2012 as compared to 124 at December 31, 2011, which was a 15% reduction in headcount. This was largely a result of a reduction in force of 15 employees implemented in February 2012. We completed this headcount reduction during February 2012, and incurred approximately $0.3 million in severance costs for the impacted employees in the first quarter of 2012. The goal of this action was to better align our cost structure with anticipated revenues and operating expenses, while not compromising our key corporate objectives.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At June 30, 2012, we had an accumulated deficit of $329.0 million. Our net income was $26.5 million for the six months ended June 30, 2012, resulting from the recognition of previously received upfront payments of $35.4 million in connection with agreements terminated by Pfizer, Hospira and Nycomed. This recognition of deferred revenue did not result in additional cash proceeds to us. Our net losses were $18.8 million, $22.9 million and $30.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in the near future compared to recent quarters. We expect selling, general and administrative expenses to decrease modestly in the near future. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2012 and 2011

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

We expect our collaborative research and development revenue to decrease in the near future, largely as a result of lower net reimbursement of qualified expenses related to the collaborative agreements due to termination of the agreements with Hospira (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Nycomed (with respect to POSIDUR). In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Collaborator
Hospira, Inc. (Hospira) (1)	$952	$2,838	$23,726	$5,852
Pfizer Inc. (Pfizer) (2)	739	1,098	11,127	2,715
Zogenix, Inc. (Zogenix) (3)	352	693	1,636	1,243
Pain Therapeutics, Inc. (Pain Therapeutics)	1	21	2	43
Nycomed Danmark, APS (Nycomed) (4)	0	308	3,705	617
Others	183	230	359	230

Total collaborative research and development and other revenue	$2,227	$5,188	$40,555	$10,700

(1)	Amounts related to the recognition of upfront fees were zero and $21.8 million for the three and six months ended June 30, 2012, respectively, compared to $906,000 and $1.8 million for the corresponding periods in 2011. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.
(2)	Amounts related to the recognition of upfront fees were zero and $9.9 million for the three and six months ended June 30, 2012, respectively, compared to $804,000 and $1.6 million for the corresponding periods in 2011. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and DURECT dated September 19, 2008 relating to the development and commercialization of ELADUR in the worldwide. As a result, we recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.
(3)	Amounts related to the ratable recognition of upfront fees were $78,000 and $156,000 for the three and six months ended June 30, 2012, respectively, compared to zero for both of the corresponding periods in 2011. A development and license agreement with Zogenix was entered into on July 11, 2011; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.
(4)	Amounts related to the ratable recognition of upfront fees were zero and $3.7 million for the three months ended June 30, 2012, respectively, compared to $308,000 and $617,000 for the corresponding periods in 2011. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees during the six months ended June 30, 2012 that had previously been deferred.

We recorded $2.2 million and $40.6 million of collaborative research and development revenue for the three and six months ended June 30, 2012, respectively, compared to $5.2 million and $10.7 million for the corresponding periods in 2011, respectively. The decrease in collaborative research and development revenue in the three months ended June 30, 2012 was primarily attributable to lower revenue recognized in connection with our agreements with Hospira, Pfizer, Nycomed, Zogenix, Pain Therapeutics and feasibility partners. The increase in collaborative research and development revenue in the six months ended June 30, 2012 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not result in additional cash proceeds to us. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in the six months ended June 30, 2012 and 2011, collaborative research and development revenue decreased in the six months ended June 30, 2012 due to lower revenue recognized from our agreements with Hospira and Pfizer as the development activities for POSIDUR and ELADUR decreased in the first six months of 2012 compared with the corresponding period in 2011, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with Pfizer (with respect to Remoxy), Zogenix and other feasibility partners.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday.

We also received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Hospira’s termination notice received by us in March 2012. At June 30, 2012, all of the $27.5 million upfront fee had been recognized as revenue.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Pfizer’s termination notice received by us in February 2012. At June 30, 2012, all of the $20.0 million upfront fee had been recognized as revenue.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Nycomed’s termination notice received by us in January 2012. At June 30, 2012, all of the $14.0 million upfront fee had been recognized as revenue.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Remoxy. Net product revenues were $2.6 million and $5.4 million in the three and six months ended June 30, 2012, respectively, compared to $2.6 million and $5.7 million for the corresponding periods in 2011, respectively. The product revenues in the three months ended June 30, 2012 and 2011 were comparable. The decrease in the six months ended June 30, 2012 was primarily attributable to lower product revenue from our ALZET mini pump product line and from our LACTEL polymer product line as a result of fewer units sold, partially offset by higher product revenue from the sale of certain excipients included in Remoxy to Pfizer compared to the corresponding periods in 2011.

Cost of product revenues. Cost of product revenues were $1.1 million and $2.6 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $2.5 million for the corresponding periods in 2011, respectively. The cost of product revenue in the three months ended June 30, 2012 and 2011 were comparable. The slight increase in the cost of product revenue in the six months ended June 30, 2012 compared to the corresponding period in 2011 was primarily the result of higher manufacturing costs associated with our LACTEL product line and higher cost of goods sold related to the sale of certain excipients to Pfizer as we had no revenue from that source in the first six months of 2011, partially offset by lower cost of goods sold from our ALZET product line arising from lower units sold. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $61,000 and $125,000 for the three and six months ended June 30, 2012, respectively, compared to $82,000 and $167,000 for the corresponding periods in 2011, respectively.

As of June 30, 2012 and 2011, we had 23 and 24 manufacturing employees, respectively. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.0 million and $10.6 million for the three and six months ended June 30, 2012, respectively, compared to $8.7 million and $18.6 million for the corresponding periods in 2011, respectively. The decrease in the three months ended June 30, 2012 was primarily attributable to lower development costs associated with POSIDUR, Relday, ORADUR-ADHD, TRANSDUR-Sufentanil, ELADUR, our biologics programs and other research programs, partially offset by higher development costs associated with Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics compared to the corresponding period in 2011 as more fully discussed below. The decrease in the six months ended June 30, 2012 was primarily attributable to lower development costs associated with POSIDUR, ORADUR-ADHD, TRANSDUR-Sufentanil, ELADUR, our biologics programs and other research programs, partially offset by higher development costs associated with Relday and Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics compared to the corresponding period in 2011 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $624,000 and $1.3 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $2.2 million for the corresponding periods in 2011, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
POSIDUR (1)	$2,377	$4,500	$4,726	$9,811
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics (1)	643	543	1,230	950
Depot Injectable Programs	606	1,354	1,319	2,824

Relday (1)	389	525	1,398	998
ORADUR-ADHD	147	195	358	629
TRANSDUR-Sufentanil	118	265	189	537
ELADUR (1)	65	387	97	1,289
Others	637	939	1,299	1,550

Total research and development expenses	$4,982	$8,708	$10,616	$18,588

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $2.4 million and $4.7 million in the three and six months ended June 30, 2012, respectively, compared to $4.5 million and $9.8 million in the corresponding periods in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to lower clinical trial expenses related to POSIDUR in the three and six months ended June 30, 2012 as we largely completed the Phase III clinical study for POSIDUR in the fourth quarter of 2011.

Remoxy and other select ORADUR-based opioid products

Our research and development expenses for REMOXY and other opioid products were $643,000 and $1.2 million in the three and six months ended June 30, 2012, respectively, compared to $543,000 and $950,000 in the corresponding periods in 2011. The increases in the three and six months ended June 30, 2012 were primarily due to increased research and development activities subsequent to the receipt of the complete response letter related to the Remoxy NDA in June 2011.

Depot Injectable programs

Our research and development expenses for depot injectable programs were $606,000 and $1.3 million in the three and six months ended June 30, 2012, respectively, compared to $1.4 million and $2.8 million in the corresponding periods in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to lower employee-related costs and lower external costs for these programs.

Relday

Our research and development expenses for Relday were $389,000 and $1.4 million in the three and six months ended June 30, 2012, respectively, compared to $525,000 and $998,000 in the corresponding periods in 2011. The decrease in the three months ended June 30, 2012 was primarily due to decreased formulation development activities and non-clinical studies associated with Relday as Zogenix filed an IND for Relay in the second quarter of 2012. The increase in the six months ended June 30, 2012 was primarily due to higher employee-related cost as well as higher costs related to formulation development and non-clinical studies associated with Relday as we continued to support Zogenix with the development and the IND submission of Relay in the first half of 2012.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $147,000 and $358,000 in the three and six months ended June 30, 2012, respectively, compared to $195,000 and $629,000 in the corresponding periods in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to lower employee-related costs for this drug candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $118,000 and $189,000 in the three and six months ended June 30, 2012, respectively, compared to $265,000 and $537,000 in the corresponding periods in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to decreased external costs and employee-related costs for this drug candidate.

ELADUR

Our research and development expenses for ELADUR were $65,000 and $97,000 in the three and six months ended June 30, 2012, respectively, compared to $387,000 and $1.3 million in the corresponding periods in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to lower employee-related costs, non-clinical studies and contract manufacturing expenses related to this product candidate.

Other DURECT research programs

Our research and development expenses for all other programs were $637,000 and $1.3 million in the three and six months ended June 30, 2012, respectively, compared to $939,000 and $1.6 million in the corresponding period in 2011. The decreases in the three and six months ended June 30, 2012 were primarily due to lower employee-related costs and decreased research and development activities.

As of June 30, 2012, we had 56 research and development employees compared with 74 as of June 30, 2011. We expect research and development expenses to decrease in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.0 million and $6.3 million for the three and six months ended June 30, 2012, respectively, compared to $3.3 million and $7.0 million in the corresponding period in 2011. The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs incurred in the three and six months ended June 30, 2012 compared with the corresponding periods in 2011. Stock-based compensation expense recognized related to selling, general and administrative personnel was $385,000 and $799,000 for the three and six months ended June 30, 2012, respectively, compared to $580,000 and $1.2 million in the corresponding period in 2011.

As of June 30, 2012, we had 26 selling, general and administrative personnel compared with 29 as of June 30, 2011. We expect selling, general and administrative expenses to decrease in the near future.

Other income (expense). Interest and other income was $27,000 and $49,000 for the three and six months ended June 30, 2012, respectively, compared to $43,000 and $83,000 in the corresponding period in 2011. The decreases in interest income were primarily the result of lower average cash and investment balances during the three and six months ended June 30, 2012 compared to the corresponding periods in 2011.

Interest and other expense was $2,000 and $4,000 for the three and six months ended June 30, 2012, respectively, compared to $1,000 and $5,000 in the corresponding periods in 2011.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $23.7 million at June 30, 2012 compared to $30.8 million at December 31, 2011. These balances include $400,000 and $868,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2012 and December 31, 2011, respectively. The decrease in cash, cash equivalents and investments during the three months ended June 30, 2012 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $7.1 million of cash in operating activities for the six months ended June 30, 2012 compared to $12.1 million for the corresponding period in 2011. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $26.5 million for the six months ended June 30, 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on the Company. The decrease in cash used for operations was also attributable to the increases in accounts receivable and prepaid expenses and other assets, partially offset by the decreases in accounts payable, accrued liabilities and deferred revenue for the six months ended June 30, 2012 compared to the corresponding period in 2011.

We received $2.3 million of cash from investing activities for the six months ended June 30, 2012 compared to $6.2 million of cash received for the corresponding period in 2011. The decrease in cash received from investing activities was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2012 compared to the corresponding period in 2011.

We received $46,000 of cash from financing activities for the six months ended June 30, 2012 compared to $1.0 million for the corresponding period in 2011. The decrease in cash provided by financing activities was primarily a result of lower proceeds received from exercises of stock options and the ESPP plan in the six months ended June 30, 2012 compared to the corresponding period in 2011.

We anticipate that cash used in operating activities will be comparable in the near future as we continue to research, develop and manufacture our products through internal efforts and partnering activities.

During the six months ended June 30, 2012, we believe there have been no significant changes in our future payments due under commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We anticipate incurring capital expenditures of approximately $150,000 over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, our collaborative research and development activities.

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

Off-Balance Sheet Arrangements

We have not utilized “off-balance sheet” arrangements to fund our operations or otherwise manage our financial position.

Item3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2012, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item4.	Controls and Procedures

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

PART II—OTHER INFORMATION

Item1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item1A.	Risk Factors

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

•

REMOXY—In December 2010, King resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter and they may never be resolved. On July 31, 2012, Pfizer stated that they are analyzing preliminary results from two bioavailability studies and hoping to meet with the FDA in the fourth quarter of 2012. There can be no assurance that these bioavailability studies will achieve results that will support product approval or that any regulatory meetings or product approvals will occur.

•

POSIDUR—A total of 12 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCI solution. In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. We have sent to the FDA meeting minutes and are awaiting their final concurrence on those minutes. With the input we have received from the FDA, we intend to prepare and submit a new drug application under 505(b)(2) with the FDA in late 2012 or early 2013. There can be no assurance that such an NDA submission will be accepted for review by the FDA or that marketing approval will occur by the FDA or other regulatory agencies.

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

•

ORADUR-ADHD—In 2010, 2011 and 2012, we and Orient Pharma conducted several Phase I studies to evaluate multiple formulations of ORADUR-ADHD. Based on information from these trials, we are continuing to evaluate the lead formulations and are planning next steps in the ORADUR-ADHD program. There can be no assurance that we will be able to successfully develop ORADUR-ADHD to obtain marketing approval by the FDA or other regulatory agencies.

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

On July 9, 2012 the FDA approved a REMS for extended-release (ER) and long-acting (LA) opioids. The REMS is part of a federal initiative to address the prescription drug abuse, misuse, and overdose epidemic. The REMS introduces new safety measures designed to reduce risks and improve the safe use of ER/LA opioids, while ensuring access to needed medications for patients in pain. The new ER/LA opioid REMS will affect more than 20 companies that manufacture these opioid analgesics. Under the new REMS, companies will be required to make education programs available to prescribers based on an FDA Blueprint. It is expected that companies will meet this obligation by providing educational grants to continuing education (CE) providers, who will develop and deliver the training. The REMS also will require companies to make available FDA-approved patient education materials on the safe use of these drugs. The companies will be required to perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of June 30, 2012, we had $1.9 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2012, had an accumulated deficit of approximately $329.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. In the six months ended June 30, 2012, we had a one-time increase in revenues resulting from the recognition of previously deferred revenues associated with upfront payments from terminated agreements. We do not expect this to recur. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by four patent families. Two patent families include granted patents expiring in at least 2015 and 2025, respectively. The later expiring of these two patent families includes four granted patents. The other patent families include pending patent applications, which if granted, would result in patents expiring in 2028, plus any eligible patent term adjustments and extensions. We are currently prosecuting pending U.S. applications for these four patent families. There can be no assurance that the two pending U.S. patent application families, which have non-adjusted patent expiration dates in 2028, will be granted. In Europe, REMOXY is covered by two granted patents expiring in 2016 and 2023, respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by two patent families, which include granted patents expiring in at least 2015 and 2025, respectively. In Europe, POSIDUR is covered by two granted patents expiring in 2016 and 2025, respectively, plus any eligible patent term extensions.

As of July 31, 2012, we held 45 issued U.S. patents and 267 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 55 pending U.S. patent applications and have filed 108 patent applications under the Patent Cooperation Treaty, from which 148 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries. Our patents expire at various dates starting in 2012.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2012, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

•	potential failure to meet continuing listing standards from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

Date: August 7, 2012

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan
Chief Financial Officer and Principal
Accounting Officer

Date: August 7, 2012

EXHIBIT INDEX

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