Form 10-K
period 2012-12-31
DURECT CORP
filed 2013-03-01
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $75,371,075 as of June 30, 2012 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 101,881,778 shares of the registrant’s Common Stock issued and outstanding as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2012.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business.

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of eight investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, one program in Phase III with an NDA in preparation, two programs in Phase II and three programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders as well as several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of potential future collaborations and over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Product Research and Development Programs

Our development efforts are focused on the application of our drug delivery technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system (CNS) disorders, cardiovascular disease and other chronic diseases. Our more advanced product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• REMOXY (oral controlled release oxycodone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in December 2010 but not approved / Complete Response Letter received in June 2011

• POSIDUR (controlled release injection of bupivacaine)	• Post-Operative Pain	• DURECT retains worldwide rights	• SABER	• Phase III, NDA in preparation

• ELADUR (transdermal bupivacaine)	• Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

• TRANSDUR-Sufentanil (transdermal sufentanil)	• Chronic Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

NOTE: POSIDUR™, SABER®, CLOUD TM, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• Relday (risperidone)	• Schizophrenia/bipolar disorder	• Zogenix (worldwide)	• SABER	• Phase I

• ORADUR-based opioid (hydrocodone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR-based opioid (hydromorphone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR-ADHD	• Attention Deficit Hyperactivity Disorder (ADHD)	• Orient Pharma (defined Asian and South Pacific countries); DURECT retains development and commercialization rights in North America, Europe, Japan and all other countries	• ORADUR	• Phase I

• ORADUR-based opioid (oxymorphone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• IND accepted by the FDA

• Various	• Biologics Programs/Research Programs in various Therapeutic Categories	• DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	• SABER/ DURIN	• Preclinical/ Research Stage

REMOXY (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 100 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, accounted for over $3.0 billion in worldwide sales in 2012.

Development Strategy.    REMOXY is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics sublicensed the worldwide commercialization rights of REMOXY (except for Australia and New Zealand) to King Pharmaceuticals, Inc. (King) and, as of March 2009, we began working directly with King on further development of REMOXY. In February 2011, Pfizer Inc (Pfizer) acquired King and thereby assumed the rights and obligations of King with respect to REMOXY. REMOXY is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin, a brand name extended-release oral painkiller, which achieved annual worldwide sales of greater than $3.0 billion in 2012. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate for REMOXY and other licensed ORADUR-based opioids. As of December 31, 2012, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on REMOXY and a manufacturing profit on our supply of key product excipients for use in REMOXY. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase III trial for REMOXY successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. Pfizer is targeting a meeting with the FDA in late March 2013 to discuss REMOXY. Based on feedback Pfizer receives from the FDA at the meeting, Pfizer will subsequently determine the next steps and/or required timing to respond to the Complete Response Letter.

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

POSIDUR (SABER-Bupivacaine)

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Epidemiological studies indicate that up to 100% of surgical patients experience post-operative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are suffering from these side effects. Post-surgical pain also can be treated effectively with local anesthetics; however, their usefulness often is limited by their short duration of action.

Development Strategy.    We are developing POSIDUR, a sustained-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide sustained regional analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing systemic side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe generally coincides with the time period of greatest need for post-surgical pain control in most patients.

POSIDUR was the subject of a collaboration agreement with Hospira, Inc. (Hospira) to develop and commercialize POSIDUR in the U.S. and Canada. POSIDUR was also the subject of a collaboration agreement with Nycomed Danmark ApS (Nycomed) to develop and commercialize POSIDUR in the European Union (E.U.) and certain other countries. In January 2012, Nycomed (now owned by Takeda) gave notice that its rights with respect to POSIDUR were being returned to us. In March 2012, Hospira gave notice that its rights with respect to POSIDUR were being returned to us. Please see “Third Party Collaborations” for additional information. We have initiated discussions with other potential partners regarding licensing development and commercialization rights to this program, for which we now hold worldwide rights.

Clinical Program.    Our POSIDUR clinical development program has been devised to establish the safety and efficacy of POSIDUR for the treatment of post-surgical pain for up to 3 days. Toward that end, 15 clinical studies have been conducted, of which 13 clinical studies were with the final formulation of POSIDUR in either blinded, randomized controlled trials or open-label trials. These 15 trials are included in the Integrated Summary of Safety (ISS) which will be included in the POSIDUR NDA. Seven randomized, controlled, parallel design clinical trials of POSIDUR using the instillation method of administration and dose proposed for marketing are included in the Integrated Summary of Efficacy (ISE) which will be included in the NDA. Seven different surgical procedures have been investigated, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow a more confident extrapolation of the safety and efficacy data to a broad general surgical population.

In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics. With the input we have received from the FDA and leveraging off the well established history of bupivacaine use, we intend to submit a section 505(b)(2) NDA with the FDA near the end of the first quarter of 2013.

Safety

As bupivacaine is a well known drug with an extensive understanding of its risks and benefits, the safety database in the ISS is not as large as required for a new chemical entity. A total of 1075 patients are included in the ISS database, 951 of whom have been exposed to POSIDUR or SABER-Placebo in volumes ranging from 2.5 to 10 mL. A total of 683 patients have been exposed to POSIDUR with the dose of bupivacaine ranging from 330 to 990 mg. In addition, a total of 124 patients have been treated with bupivacaine HCl in control groups and 268 patients received SABER-Placebo in control groups.

Overall, the POSIDUR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and bupivacaine HCl. Long-term follow-up examinations over 6 to 18 months do not show any adverse effects on wound healing or scar formation from the use of POSIDUR or SABER-Placebo. Local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups, most frequently in abdominal surgeries; most of these observations were discolorations (e.g., surgical bruising), the majority of which resolved without treatment during the observation period. There was little difference in the incidence of severe or serious adverse events between the POSIDUR, SABER-Placebo and bupivacaine HCl treatment groups. Most of the serious adverse events seen in these trials appear to be due to complications of surgery, anesthesia, analgesics, or co-morbidity and not POSIDUR-related. The clinical history for serious adverse events has been reviewed and no evidence of bupivacaine toxicity was apparent. The adverse event data have been analyzed in a variety of ways to detect any evidence of bupivacaine central nervous system or cardiac toxicity or other unexpected effects. No patients treated with POSIDUR had an instance of a severe central nervous system or cardiac adverse event traditionally associated with bupivacaine toxicity.

Efficacy

In the NDA, we will present the results from two efficacy trials that we are positioning as pivotal (inguinal hernia repair and shoulder surgery, primarily subacromial decompression) and an ISE based on 7 randomized, controlled, parallel design surgical trials of POSIDUR using the administration technique and 5 mL (660 mg) dose proposed for marketing.

Hernia pivotal efficacy trial

The hernia pivotal efficacy clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIDUR in patients undergoing open inguinal hernia repair. The trial was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIDUR 2.5 mL (n=43), POSIDUR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study (defined as 0-15 days).

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo and was statistically significant (p=0.0033). Fifty-three percent (53%) of the study patients in the POSIDUR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIDUR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIDUR 5 mL treatment group.

Shoulder pivotal efficacy trial

The shoulder pivotal efficacy trial was a multicenter, randomized, double-blind, active- and placebo-controlled, parallel-group, dose-response trial conducted at 9 investigational centers in Europe. Nycomed, DURECT’s collaborator at the time, was responsible for the conduct of the clinical trial. In this study, 107 patients were randomly assigned to one of three treatment groups prior to undergoing elective arthroscopic shoulder surgery: POSIDUR 5 mL (n=53), SABER-Placebo (n=25) or bupivacaine HCl solution (n=29). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) an improvement in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) a decrease in the total use of opioid rescue analgesia 0–72 hours post-surgery.

Results from this study demonstrate that the POSIDUR group experienced a statistically significant reduction in pain intensity of approximately 19% (p=0.0219) versus SABER-Placebo. Applying the appropriate statistical test given the data distribution, the POSIDUR group showed a statistically significant reduction of approximately 67% (p=0.013) in median opioid use in favor of POSIDUR. No statistical differences were found when POSIDUR was compared to bupivacaine HCl.

Phase III trial in abdominal surgical procedures

We also conducted a Phase III U.S. and international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in 305 patients undergoing a variety of general abdominal surgical procedures. The trial included the following three cohorts:

Cohort 1: An active comparator cohort in which patients were randomized to receive either POSIDUR 5 mL or commercially available Bupivacaine HCl solution after laparotomy.

Cohort 2: An active comparator cohort in which patients were randomized to receive either POSIDUR 5 mL or commercially available Bupivacaine HCl solution after laparoscopic cholecystectomy.

Cohort 3: A double blind, placebo controlled cohort in which patients were randomized to receive either POSIDUR 5 mL or SABER-Placebo after laparoscopically-assisted colectomy.

Efficacy evaluation in the Phase III trial encompassed a number of parameters. The two co-primary efficacy endpoints for Cohort 3 were mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose. The purpose of Cohorts 1 and 2 was to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients.

Cohort 3. With respect to the co-primary efficacy endpoint of pain reduction as measured by mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose, the patient group treated with POSIDUR reported a mean pain reduction in pain scores of approximately 7%, although this was not statistically significant (p=0.1466). The statistical analysis plan included pain on movement as recorded at scheduled times through an electronic diary plus pain scores reported whenever supplemental opioids were administered with such scores attributed as if they were pain on movement. In the prespecified sensitivity analysis (which includes only scheduled pain assessment on movement scores as collected on the electronic diary), the patient group treated with POSIDUR reported approximately 10% less pain versus placebo (p=0.0410). In relation to the co-primary efficacy endpoint of median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose, the patient group treated with POSIDUR reported approximately 16% less opioids consumed versus the placebo group, although this was not statistically significant (p=0.5897).

Cohorts 1 and 2. Cohorts 1 and 2 were prespecified to be pooled due to their small sample size. For Cohorts 1 and 2 (pooled), the mean reduction in pain on movement was approximately 20% and statistically significant (p=0.0111) for the POSIDUR group compared to the patient group treated with bupivacaine HCl. The median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose for Cohorts 1 and 2 (pooled), the patient group treated with POSIDUR reported approximately 18% less opioids consumed compared to the bupivacaine HCl group, although this was not statistically significant (p=0.5455).

Integrated Summary of Efficacy

The seven controlled trials in the ISE can be separated into two basically different surgical types. The four soft tissue trials involved incisions or laparoscopic portals either in the abdomen or in the inguinal area for hernia repair. In these surgeries, the pain producing tissue was primarily soft tissue such as viscera, fascia, muscle, or skin. However, in the three orthopedic surgeries involving shoulder surgery, a major pain producing tissue is bone that has been resected during the procedure. Given that the responsiveness to treatment of these different surgical types may be different, a pooled analysis has been conducted separated by tissue type.

In the soft tissue pooled analysis group comprised of 410 patients, 253 were treated with POSIDUR and 157 were treated with SABER-Placebo. The mean pain intensity was lower during the period 0-72 hours post-dose in the POSIDUR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0099). The median total morphine-equivalent dose during the period 0-72 hours post-dose was lower in the POSIDUR group than in the SABER-Placebo group, however the difference was not statistically significant.

In the orthopedic pooled analysis group comprised of 187 patients, 114 were treated with POSIDUR and 73 were treated with SABER-Placebo. The mean pain intensity during the period 0-72 hours post-dose was lower in the POSIDUR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0205). The median total morphine-equivalent dose during the period 0-72 hours post-dose was lower in the POSIDUR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0025).

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

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) under development is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR should be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. We have initiated discussions with other potential partners regarding licensing development and commercialization rights to this program. Please see “Third Party Collaborations” for additional information.

Clinical Program.    In 2007, we reported positive results from a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. After acquiring Alpharma, King altered the clinical and regulatory strategy for further development of this program to prioritize chronic low back pain. We reported top line data from a Phase II clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met.

TRANSDUR-Sufentanil Patch

Market Opportunity.    Chronic pain affects as many as 100 million Americans annually. One major class of drugs utilized to treat chronic pain is comprised of oral opioids, such as OxyContin, a branded extended-release oral oxycodone-based painkiller which accounted for over $3.0 billion in worldwide sales in 2012. Another major class of drugs utilized to treat chronic pain is transdermally delivered opioids such as Duragesic®, a leading transdermal fentanyl product, which with generic fentanyl patches accounted for approximately $900 million in worldwide sales in 2011. It is our belief that a best-in-class sufentanil patch could compete effectively in both the transdermal fentanyl patch market and in the oral opioid market.

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

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect over 5 million (approximately 9%) of U.S. children ages 3-17, according to the U.S. Department of Health and Human Services. The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as a significant number of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are estimated to being treated by medication, with stimulants such as amphetamine or methylphenidate as first-line treatments. U.S. sales of ADHD treatments were approximately $7.3 billion in 2011. The 2010 National Survey on Drug Use & Health estimates that 1.1 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase II study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase I and Phase II clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements in all territories other than the U.S. for ORADUR-ADHD. In 2010, 2011 and 2012, we conducted several Phase I clinical trials in this program with multiple formulations. Based on information from these trials, we are continuing to optimize the lead formulations and are planning next steps in our ORADUR-ADHD program.

Relday

Market Opportunity.    Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday is being developed to address unmet clinical needs in this large patient population. An existing long-acting injectable risperidone product, which achieved global net sales of $1.4 billion in 2012, requires twice monthly, intramuscular injections and drug reconstitution prior to use. We and Zogenix expect that, if approved, Relday will be the first once-monthly, subcutaneous antipsychotic product that may offer an improved pharmacokinetic profile, significant reduction in injection volume and a simplified dosing regimen. We and Zogenix also expect that, if approved, Relday will provide a new long-acting treatment option for patients that currently use daily oral antipsychotic products. The combined market for oral and injectable antipsychotic products is estimated at more than $17 billion in 2011.

Development Strategy.    Under the development and license agreement entered into in July 2011 after working together since October 2007 under a feasibility agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER controlled-release formulation technology. We will share non-clinical development responsibilities. On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix has extended the study to include a 100 mg dose of the same formulation. The addition of this dose arm to the study will enable evaluation of dose proportionality across the full dose range that would be anticipated to be used in clinical practice. Zogenix expects to complete the extension of the Phase 1 clinical trial during the second quarter of 2013.

Depot Injectable Programs

The proteins, peptides and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often destroyed before they can have an effect; if given by injection, they often require impractical, inconvenient frequent injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has room for improvement, and advanced depot injectable systems such as we possess are required to realize the full potential of many of these protein and peptide drugs. In addition to biologic drugs, many traditional small molecule drugs have to be given by frequent injections, which is costly, inconvenient and may result in either unwanted side effects or suboptimal efficacy. We have active programs underway to improve our depot injectable systems and to apply those systems to various drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system, cardiovascular disease and metabolic disease. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

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

The Biotechnology Industry.    Over the past twenty-five years, the biotechnology revolution and the expanding field of genomics have led to the discovery of huge numbers of proteins and genes. Tremendous resources have been committed in the hope of developing drug therapies that would better mimic the body’s own processes and allow for greater therapeutic specificity than is possible with small molecule drugs. The proteins, peptides and genes identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often destroyed before they can have an effect; if given by injection, they may be destroyed by the body’s natural processes before they can reach their intended sites of action. The body’s natural elimination processes require frequent, high dose injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has been limited.

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

—

The Right Place: In addition to enabling systemic delivery, if advantageous for the therapy, with precise placement of our drug delivery formulations, we can design our pharmaceutical systems to deliver drugs directly to the intended site of action. This can ensure that the drug reaches the target tissue in effective concentrations, eliminate many side effects caused by delivery of the drug to unintended sites in the body, and reduce the total amount of drug administered to the body.

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

—

The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and to enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited to deliver drug for the right period of time for the intended indication, whether for hours or days for acute indications, or for weeks or months for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or immediate release oral dosage forms that create short-term effects.

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

We currently have several major active technology platforms:

Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD™ platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot which provides controlled sustained release of drug. CLOUD™ is a new class of bioerodible injectable depot technology which generally does not contain SAIB but does include various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

—

Peptide/Protein Delivery—The chemical nature of our bioerodible injectable depot systems tend to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that bioerodible injectable depot systems are well suited as a platform for biotechnology therapeutics based on proteins and peptides.

—

Less Burst—Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (also called “burst”). Animal and human studies have shown that our bioerodible injectable depots can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies.

—

High Drug Concentration—Drug concentration in our bioerodible injectable depot formulations can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

—

Ease of Administration—Prior to injection, our bioerodible injectable depot formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of our bioerodible injectable depot formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

—	Strong Patent Protection—Our bioerodible injectable depot technology is covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

—	Ease of Manufacture—Compared to microspheres and other polymer-based controlled release injectable systems, our bioerodible injectable depot formulations are readily manufacturable at low cost.

The SABER Technology is the basis of POSIDUR, which has completed a Phase III clinical trial in the U.S. and for which we are preparing a NDA submission. The SABER Technology is also the basis for Relday, which is in a Phase I clinical trial in the U.S. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

The SABER Technology is also the basis for SucroMate™ Equine, an injectable animal health drug utilizing our SABER technology to deliver the peptide deslorelin. This is the first FDA approved SABER injectable product and it was launched in 2011 by our collaborator, CreoSalus, Inc.

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

The ORADUR Sustained Release Gel Cap Technology

We believe that our ORADUR sustained release technology can transform short-acting oral capsule dosage forms into sustained release oral products. Products based on our ORADUR technology can take the form of an easy to swallow gelatin capsule that uses a high-viscosity base component such as sucrose acetate isobutyrate (SAIB) to provide controlled release of active ingredients for a period of 12 to 24 hours of drug delivery. Oral dosage forms based on the ORADUR gel-cap may also have the added benefit of being less prone to abuse (e.g., by crushing and then snorting, smoking, injecting or extracting by mixing with alcohol or water) than other controlled release dosage forms on the market today. These properties have the potential to make ORADUR-based products an attractive option for pharmaceutical companies that seek to develop abuse deterrent oral products.

The ORADUR technology is the basis of REMOXY, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. Since 2006, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). We also have an ORADUR-ADHD program for which we and Orient Pharma have conducted several Phase I clinical trials with multiple formulations in 2010, 2011 and 2012.

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

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and in the future, commercializing products based on our pharmaceutical systems that address significant unmet medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Focus on Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases that present the greatest challenges to medicine are chronic, debilitating diseases such as chronic pain, CNS disorders, cardiovascular and metabolic disorders, cancer and degenerative neurological diseases. In addition, we have identified certain local and acute pain conditions that we believe can be addressed by improved therapeutics. Our current efforts focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins, peptides and genes. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, genes and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, CLOUD and DURIN technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins and genes can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have one program for which a New Drug Application has been filed and a Complete Response Letter has been received, one program for which an NDA is in preparation and six different other disclosed programs in clinical development, including three oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the License Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the License Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We will be responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2012), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2012). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to us a tiered percentage of fees received in connection with any sublicense of the licensed rights.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the License Agreement. We retain the right to terminate the License Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the License Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the License Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the License Agreement with or without cause, at any time upon prior written notice. As of December 31, 2012, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $10.2 million.

Hospira, Inc.    In June 2010, we entered into a license agreement with Hospira to develop and commercialize POSIDUR in the U.S. and Canada. Under terms of the agreement, Hospira made an upfront payment of $27.5 million. In March 2012, we were notified that Hospira was terminating the agreement effective September 28, 2012, or, as permitted under the agreement, at an earlier date elected by us. Hospira’s termination returned to us the U.S. and Canadian rights to develop and commercialize POSIDUR and we now hold worldwide rights to POSIDUR. As a result of the termination of the Hospira agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $21.8 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2012, the cumulative aggregate payments received by us under this agreement were $40.7 million. There will be no further payments under this agreement in the future.

Alpharma Ireland Limited (acquired in December 2008 by King which subsequently was acquired by Pfizer in February 2011).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, Alpharma paid us an upfront license fee of $20 million. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer notified us that they were returning their worldwide development and commercialization rights to ELADUR. As a result of the termination of the agreement for ELADUR, we recognized as revenue during the first quarter of 2012 the remaining $9.9 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2012, the cumulative aggregate payments received by us under this agreement were $29.2 million. There will be no further payments under this agreement in the future.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the 2010 amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone. Nycomed also paid a portion of development expenses. In January 2012, Nycomed (acquired by Takeda in October 2011) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER™-Bupivacaine) in Europe and their other licensed territories to us effective April 26, 2012. As a result of the termination of the Nycomed agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $3.7 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2012, the cumulative aggregate payments received by us under this agreement were $37.3 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $9.0 million as of December 31, 2012. There will be no further payments under this agreement in the future.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including REMOXY) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, we are entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2012, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2012, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $33.5 million.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, we will continue to perform REMOXY related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all REMOXY related costs incurred by us. The cumulative aggregate payments received by us from King (now Pfizer) as of December 31, 2012 were $7.0 million under this agreement.

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

In 2011 and 2012, the Company recognized $490,000 and $48,000 of product revenue, respectively, related to a key excipient for REMOXY and the associated cost of goods sold was $302,000 and $33,000, respectively.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 12,000 scientific references that now exist.

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

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for products based on our pharmaceutical systems to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. In the future, we may elect to build our own commercial, sales and marketing capability in order to capture more of the economic value of certain products that we may develop. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we may in the future enter into these alliances under circumstances that allow us to participate in the sales and marketing of these products. We will continue to pursue strategic alliances and collaborators from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own. If we choose to enter into third-party collaborations to commercialize our pharmaceutical systems, we believe we have the flexibility to enter into these alliances under circumstances that allow us to retain greater economic participation because our pharmaceutical systems combine drugs for which medical data on efficacy and safety are available with proven technology platforms.

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

Customers

Our product revenues principally are derived from sale of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY to our customer (Pfizer). Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2012, Hospira and Pfizer accounted for 45% and 22% of the Company’s total revenues, respectively. In 2011, Hospira and Pfizer accounted for 34% and 16% of the Company’s total revenues, respectively. In 2010, Pfizer (King) and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical systems is technically complex, requires special skills, and must be performed in a qualified facility. We have contracted with Hospira Worldwide and Corium International to manufacture clinical and commercial supplies of POSIDUR and ELADUR, respectively. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical systems under GMP, including POSIDUR, REMOXY, TRANSDUR-Sufentanil, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for REMOXY at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 15, 2013, we held 53 issued U.S. patents and 346 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 47 pending U.S. patent applications and have filed 109 patent applications under the Patent Cooperation Treaty, from which 126 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries.

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

Because patent applications in the U.S. are typically maintained in secrecy for at least 18 months after filing and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications.

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license to continue developing or marketing these products. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Litigation or similar proceedings could result in substantial costs to and diversion of effort by us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Pacira, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Medice and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 10260 Bubb Road, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our website address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. Our Code of Ethics can be found on our website.

Employees

As of February 28, 2013 we had 102 employees, including 54 in research and development, 22 in manufacturing and 26 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 28, 2013 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	75	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	56	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	53	Chief Financial Officer
Su Il Yum, Ph.D.	73	Executive Vice President, Pharmaceutical Systems Research and Development

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

—

REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter and they may never be resolved. Pfizer is targeting a meeting with the FDA in late March 2013 to discuss REMOXY. Based on feedback Pfizer receives from the FDA at the meeting, Pfizer will subsequently determine the next steps and/or required timing to respond to the Complete Response Letter. There can be no assurance that any regulatory meetings or product approvals will occur.

—

POSIDUR—A total of 15 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCl solution. In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. With the input we have received from the FDA, we intend to submit a new drug application under 505(b)(2) with the FDA near the end of the first quarter of 2013. There can be no assurance that such an NDA submission will be accepted for review by the FDA or that marketing approval will occur by the FDA or other regulatory agencies.

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

—

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for ELADUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

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

—

Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix has extended the study to include a 100 mg dose of the same formulation. Zogenix expects to complete the extension of the Phase 1 clinical trial during the second quarter of 2013. There can be no assurance that Zogenix will complete this extension of the Phase 1 clinical trial during the second quarter of 2013 or that the results will warrant further development of this drug candidate.

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

The FDA may not accept any such application in a timely manner or may deny the application entirely. Data already obtained from preclinical studies and clinical trials of our pharmaceutical systems do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, preclinical and clinical data such as ours are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical system under development to the satisfaction of FDA and other regulatory agencies could delay or prevent regulatory clearance of the potential pharmaceutical system, resulting in delays to the commercialization of our pharmaceutical system, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our pharmaceutical systems, and thus our pharmaceutical systems may not be approved for marketing.

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

Cancellation of our collaboration agreements may impact our near-term revenues and adversely affect potential economic benefits

Our collaboration agreements with third parties typically allow the third party to terminate the agreement by providing notice to us. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIDUR in the United States and Canada. Termination of such agreements can lead to a near-term increase in our reported revenues resulting from the immediate recognition of payments that would otherwise have been recognized over time. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new pharmaceutical systems, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics and King (now Pfizer) with respect to REMOXY and other ORADUR-based products incorporating specified opioids, Orient Pharma with respect to ORADUR-ADHD and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

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

For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of December 31, 2012, we had $2.1 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We may have difficulty raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our pharmaceutical systems. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the marketing and distribution of our pharmaceutical systems. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate collaborators or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies or pharmaceutical systems that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in delays in generating future product revenue.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical systems, including POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY and our other ORADUR-based drug candidates, and Relday. We have not manufactured commercial quantities of any of our pharmaceutical systems. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical systems and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR and a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical systems or supply required components for our pharmaceutical systems. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2012, had an accumulated deficit of approximately $339.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed pharmaceutical systems, obtain the required regulatory clearances, and manufacture and market our proposed pharmaceutical systems. Development of pharmaceutical systems is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our pharmaceutical systems. The license fees for these technologies or rights would increase the costs of our pharmaceutical systems.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical systems and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. In the year ended December 31, 2012, we had a one-time increase in revenues resulting from the recognition of previously deferred revenues associated with upfront payments from terminated agreements. We do not expect this to recur. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our pharmaceutical systems in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by four patent families. Two patent families include granted patents expiring in at least 2015 and 2025, respectively. The later expiring of these two patent families includes five granted patents. The other patent families include pending patent applications, which if granted, would result in patents expiring in 2028, plus any eligible patent term adjustments and extensions. We are currently prosecuting pending U.S. applications for these four patent families. There can be no assurance that the two pending U.S. patent application families, which have non-adjusted patent expiration dates in 2028, will be granted. In Europe, REMOXY is covered by two granted patents expiring in 2016 and 2023, respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by two patent families, which include granted patents expiring in at least 2015 and 2025, respectively. In Europe, POSIDUR is covered by two granted patents expiring in 2016 and 2025, respectively, plus any eligible patent term extensions.

As of February 15, 2013, we held 53 issued U.S. patents and 346 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 47 pending U.S. patent applications and have filed 109 patent applications under the Patent Cooperation Treaty, from which 126 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court (e.g., KSR v. Teleflex, eBay v. MercExchange) and other courts with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from “first to invent” to “first to file,” implements a post-grant opposition system for patents and provides for a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2012. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2012 and determined that goodwill was not impaired as of December 31, 2012. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2012, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer, and James E. Brown, our President and Chief Executive Officer. In addition, our success will depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, I-Flow (Kimberly-Clark), Cumberland Pharmaceuticals, Pacira, NeurogesX, Covidien, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Pacira, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Nextwave Pharmaceuticals (Pfizer) and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, I-Flow (Kimberly-Clark), NeurogesX, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our pharmaceutical systems even if commercialized. Chronic and post-operative pain are currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices which will be competitive with our pharmaceutical systems. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our pharmaceutical systems to receive widespread acceptance if commercialized.

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

Acceptance of our pharmaceutical systems in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including REMOXY and other ORADUR-based drug candidates, POSIDUR, TRANSDUR-Sufentanil, ELADUR and Relday. Even if approved for marketing, our pharmaceutical systems may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

—	announcements of technological innovations, patents, product approvals or new products by our competitors;

—	regulatory, judicial and patent developments in the United States and foreign countries;

—	any lawsuit involving us or our pharmaceutical systems including intellectual property infringement or product liability suits;

—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

—	developments concerning our strategic alliances or acquisitions;

—	actual or anticipated variations in our operating results;

—	changes in recommendations by securities analysts or lack of analyst coverage;

—	deviations in our operating results from the estimates of analysts;

—	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

—	potential failure to meet continuing listing standards from The NASDAQ Global Market;

—	loss or disruption of facilities due to natural disasters;

—	changes in accounting principles; or

—	loss of any of our key scientific or management personnel.

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

	Common Stock Price
Year ended December 31, 2011	Low	High
First Quarter	$2.90	$3.65
Second Quarter	1.76	3.77
Third Quarter	1.32	2.28
Fourth Quarter	1.12	1.90

Year ended December 31, 2012	Low	High
First Quarter	$0.71	$1.23
Second Quarter	0.68	0.96
Third Quarter	0.82	1.49
Fourth Quarter	0.61	1.71

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 15, 2013 was $1.15 per share. As of that date there were approximately 125 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2007. The graph assumes that $100 was invested on December 31, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/07 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
DURECT CORPORATION	100.00	52.72	38.41	53.65	18.35	14.31
NASDAQ STOCK MARKET (U.S.)	100.00	59.46	85.55	100.02	98.22	113.85
NASDAQ BIOTECHNOLOGY	100.00	87.37	101.03	116.19	129.91	171.36

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data at December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data at December 31, 2010, 2009 and 2008 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue	$42,494	$22,360	$20,091	$12,347	$19,770
Product revenue, net	10,576	11,127	11,500	12,113	8,765

Total revenue	53,070	33,487	31,591	24,460	28,535

Operating expenses:
Cost of revenue	4,654	4,713	4,275	5,311	3,365
Research and development	20,265	34,053	36,214	34,801	40,845
Selling, general and administrative	12,095	13,574	14,937	15,020	15,510
Write-down of deferred royalties and commercial rights	—	—	—	—	13,480

Total operating expenses	37,014	52,340	55,426	55,132	73,200

Income (loss) from operations	16,056	(18,853)	(23,835)	(30,672)	(44,665)
Other income (expense):
Interest and other income	151	134	943	420	1,547
Interest and other expense	(7)	(46)	(6)	(36)	(789)

Net other income (expense)	144	88	937	384	758

Net income (loss)	$16,200	$(18,765)	$(22,898)	$(30,288)	$(43,907)

Basic net income (loss) per share	$0.18	$(0.21)	$(0.26)	$(0.36)	$(0.56)
Diluted net income (loss) per share	$0.18	$(0.21)	$(0.26)	$(0.36)	$(0.56)
Shares used in computing basic net income (loss) per share	88,433	87,410	86,868	83,427	78,332
Shares used in computing diluted net income (loss) per share	88,589	87,410	86,868	83,427	78,332

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$28,932	$30,829	$49,572	$41,552	$52,692
Working capital	29,428	22,410	36,936	34,796	43,401
Total assets	45,935	49,196	67,560	58,151	74,874
Other long-term liabilities	1,197	738	315	508	656
Stockholders’ equity	36,331	3,477	14,487	27,843	37,564

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, 2011 and 2010 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

—	the progress of our third-party collaborations, including estimated milestones;

—	our intention to seek, and ability to enter into strategic alliances and collaborations;

—	the potential benefits and uses of our products;

—

responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

—	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

—	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

—	market opportunities for products in our product pipeline;

—	the number of patients enrolled and the timing of patient enrollment in clinical trials;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials and the commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, EMEA and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

—	the possibility that we may develop additional manufacturing capabilities;

—	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

—

our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least the next twelve months and our expectations regarding our ability to achieve profitability;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, one program in Phase III with a NDA in preparation, two programs in Phase II and three programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Pfizer (King), Hospira, Nycomed, Zogenix, and others.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2012, we had an accumulated deficit of $339.3 million. While we did generate net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements, we have incurred operating losses in other years. Our net losses were $18.8 million and $22.9 million for the years ended December 31, 2011 and 2010, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in 2013 compared to 2012. We expect selling, general and administrative expenses to be comparable in 2013 compared to 2012. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Revenue Recognition

We enter into license and collaboration agreements under which we may receive upfront license fees, research funding and contingent milestone payments and royalties. We evaluate the accounting treatment under these agreements including whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. For our collaborations with multiple deliverables, we have concluded that the deliverables are not separable and the arrangements should be accounted for as a combined unit of accounting. As a combined unit of accounting we recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators. If we determine that the expected timeline for a project and therefore our continuing involvement is materially different than we previously assumed, we will adjust the period over which we recognize the deferred revenue. In the first quarter of 2012, we were notified by Hospira, Pfizer, and Nycomed that they were terminating certain license and collaboration agreements. As a result, the related deferred revenue from up-front payments for those license and collaboration agreements was recognized as revenue during 2012 as our performance obligations were relieved. During 2012, we recognized $35.4 million from the recognition of deferred revenue related to terminated license and collaboration agreements.

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

Goodwill is periodically assessed for impairment. Goodwill is evaluated for impairment at the reporting unit level. The Company operates in one operating segment and one reporting unit, which is the research, development and manufacturing of pharmaceutical products. We assess the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2012, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2012. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Inventories

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customer as well as management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. As of December 31, 2012, we had $1.0 million in inventory related to excipients that are included in REMOXY and other programs. In addition, we have future purchase commitments totaling $500,000 per year through 2018. In the event that we determine that we will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

Stock-Based Compensation

Employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite period.

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

Results of Operations

Comparison of years ended December 31, 2012, 2011 and 2010

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Collaborator
Hospira Inc. (Hospira) (1)	$23,726	$11,419	$5,551
Pfizer Inc. (Pfizer) (2)	11,721	5,203	9,487
Nycomed Danmark ApS (Nycomed) (3)	3,705	1,235	2,033
Zogenix, Inc. (Zogenix) (4)	1,872	2,928	779
Pain Therapeutics, Inc. (Pain Therapeutics)	750	750	1,456
Others	720	825	785

Total collaborative research and development and other revenue	$42,494	$22,360	$20,091

(1)	Amounts related to ratable recognition of upfront fees were $21.8 million in 2012, $3.6 million in 2011 and $2.1 million in 2010. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(2)	Amounts related to ratable recognition of upfront fees were $9.9 million in 2012, $2.7 million in 2011 and $3.2 million in 2010. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(3)	Amounts related to ratable recognition of upfront fees were $3.7 million in 2012, $1.2 million in 2011 and 2010. In October 2011, Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements we formerly had in place with Nycomed. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to ratable recognition of upfront fees were $312,000 in 2012, $147,000 in 2011, and zero in 2010. A development and license agreement with Zogenix was entered into in July 2011; we and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix.

We recorded $42.5 million, $22.4 million and $20.1 million of collaborative research and development revenue in 2012, 2011 and 2010, respectively. The increase in collaborative research and development revenue in 2012 compared with 2011 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not result in additional cash proceeds to us. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in 2012 and 2011, collaborative research and development revenue decreased in 2012 due to lower revenue recognized from our agreements with Hospira, Pfizer (with respect to ELADUR) and Zogenix as the development activities for POSIDUR, ELADUR, Relday and other feasibility partners decreased in 2012 compared with 2011, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with Pfizer (with respect to REMOXY) in 2012.

The increase in collaborative research and development revenue in 2011 compared with 2010 was primarily attributable to higher revenue recognized in connection with our agreements with, Hospira, Zogenix and other feasibility partners, partially offset by lower collaborative research and development revenue from Pfizer, Nycomed and Pain Therapeutics.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. At December 31, 2012, $459,000 of the $2.25 million upfront fee had been recognized as revenue.

We also received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Hospira’s termination notice received by us in March 2012. At December 31, 2012, all of the $27.5 million upfront fee had been recognized as revenue.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Pfizer’s termination notice received by us in February 2012. At December 31, 2012, all of the $20.0 million upfront fee had been recognized as revenue.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Nycomed’s termination notice received by us in January 2012. At December 31, 2012, all of the $14.0 million upfront fee had been recognized as revenue.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY. Net product revenues were $10.6 million, $11.1 million and $11.5 million in 2012, 2011 and 2010, respectively.

The decrease in product revenue in 2012 compared to 2011 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY to Pfizer and from our ALZET mini pump product line as a result of fewer units sold, partially offset by higher product revenue from our LACTEL polymer product line due to higher units sold compared to 2011. Revenues in 2012 included $48,000 in product revenue related to the shipments of excipients included in REMOXY, compared to $490,000 in 2011.

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

Cost of product revenues

Cost of product revenues was $4.7 million, $4.7 million and $4.3 million in 2012, 2011 and 2010, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in REMOXY.

The cost of product revenue in 2012 and 2011 was comparable primarily due to lower cost of goods sold related to the sale of certain excipients to Pfizer and related to our ALZET product line arising from lower units sold, partially offset by the result of higher manufacturing costs associated with our LACTEL product line due to higher units sold in 2012 compared to 2011. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

The increase in the cost of product revenue in 2011 compared to 2010 was primarily the result of higher manufacturing costs associated with our ALZET product line, partially offset by lower units sold from our LACTEL product line and slightly lower cost of goods sold associated with the sale of certain excipients for REMOXY. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

Stock-based compensation expense recognized related to cost of product revenues was $244,000, $328,000 and $341,000 in 2012, 2011 and 2010, respectively.

As of December 31, 2012, 2011 and 2010, we had 24, 24 and 25 manufacturing employees, respectively. As of February 28, 2013, we had 22 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $20.3 million, $34.1 million and $36.2 million in 2012, 2011 and 2010. Stock-based compensation expense recognized related to research and development personnel was $2.6 million, $4.2 million and $4.9 million in 2012, 2011 and 2010, respectively.

Research and development expenses decreased by $13.8 million in 2012 compared to 2011. The decrease in 2012 was primarily attributable to lower development costs associated with POSIDUR, depot injectable programs, REMOXY, Relday, ORADUR-ADHD, TRANSDUR-Sufentanil and ELADUR, partially offset by higher development costs associated with other research programs compared to 2011 as more fully discussed below.

Research and development expenses decreased by $2.2 million in 2011 compared to 2010. The decrease in 2011 was primarily attributable to lower development costs associated with our depot injectable programs, REMOXY, ORADUR-ADHD, TRANSDUR-Sufentanil, ELADUR, and other research programs, partially offset by higher development costs associated with POSIDUR and Relday compared to 2010 as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
POSIDUR(1)	$9,700	$18,691	$16,017
Depot Injectable Programs	2,503	4,658	6,250
REMOXY and other ORADUR-based opioid products (1)	2,164	2,684	3,710
Relday (1)	1,638	2,515	853
ORADUR-ADHD	509	1,048	1,382
TRANSDUR-Sufentanil (1)	254	812	871
ELADUR(1)	200	1,456	3,420
Others	3,297	2,189	3,711

Total research and development expenses	$20,265	$34,053	$36,214

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics, Zogenix and Endo.

POSIDUR

Our research and development expenses for POSIDUR decreased to $9.7 million in 2012 from $18.7 million in 2011, primarily due to lower clinical trial expenses related to POSIDUR in 2012 as we largely completed the Phase III clinical study for POSIDUR in the fourth quarter of 2011.

Our research and development expenses for POSIDUR increased to $18.7 million in 2011 from $16.0 million in 2010, primarily due to higher costs associated with our Phase III clinical trial and higher employee-related costs for POSIDUR compared to 2010.

Depot Injectable programs

Our research and development expenses for depot injectable programs decreased to $2.5 million in 2012 from $4.7 million in 2011 primarily due to lower employee-related costs and lower external costs for these programs in 2012 compared to 2011.

Our research and development expenses for depot injectable programs decreased to $4.7 million in 2011 from $6.3 million in 2010 primarily due to lower employee-related costs and lower external costs for these programs in 2011 compared to 2010.

REMOXY and other ORADUR-based opioid products

Our research and development expenses for REMOXY and other ORADUR-based opioids decreased to $2.2 million in 2012 from $2.7 million in 2011, primarily due to decreased development support activities for REMOXY in 2012.

Our research and development expenses for REMOXY and other ORADUR-based opioids decreased to $2.7 million in 2011 from $3.7 million in 2010, primarily due to decreased activities to support the resubmission of the REMOXY NDA which occurred in December 2010.

Relday

Our research and development expenses for Relday decreased to $1.6 million in 2012 from $2.5 million in 2011 primarily due to decreased formulation development activities and non-clinical studies associated with Relday as Zogenix filed an IND for Relday in the second quarter of 2012.

Our research and development expenses for Relday increased to $2.5 million in 2011 from $853,000 in 2010 primarily due to higher employee-related cost as well as higher costs related to formulation development and non-clinical studies associated with Relday in 2011 compared with 2010.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $509,000 in 2012 from $1.0 million in 2011, primarily due to lower employee-related costs incurred for this program.

Our research and development expenses for ORADUR-ADHD decreased to $1.0 million in 2011 from $1.4 million in 2010, primarily due to lower employee-related costs incurred for this program in 2011.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $254,000 in 2012 from $812,000 in 2011, primarily due to decreased external costs and employee-related costs for this drug candidate in 2012 compared with 2011.

Our research and development expenses for TRANSDUR-Sufentanil decreased to $812,000 in 2011 from $871,000 in 2010, primarily due to decreased external costs and employee-related costs for this drug candidate in 2011 compared with 2010.

ELADUR

Our research and development expenses for ELADUR decreased to $200,000 in 2012 from $1.5 million in 2011, primarily due to lower employee-related costs, non-clinical studies and contract manufacturing expenses related to this drug candidate.

Our research and development expenses for ELADUR decreased to $1.5 million in 2011 from $3.4 million in 2010, primarily due to lower employee-related costs and lower contract manufacturing expenses related to this product candidate.

Other DURECT Research Programs

Our research and development expenses for all other activities increased to $3.3 million in 2012 from $2.2 million in 2011, primarily due to increased contract research costs and higher employee-related costs for these research programs in 2012 compared with 2011.

Our research and development expenses for all other activities decreased to $2.2 million in 2011 from $3.7 million in 2010, primarily due to lower employee-related costs and decreased formulation and development activities for these programs.

As of December 31, 2012, 2011 and 2010, we had 54, 72 and 76 research and development employees respectively. As of February 28, 2013, we had 54 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to decrease in 2013 compared to 2012.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $12.1 million, $13.6 million and $14.9 million in 2012, 2011 and 2010, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.5 million, $2.1 million and $2.5 million in 2012, 2011 and 2010, respectively.

Selling, general and administrative expenses decreased by $1.5 million in 2012 compared to 2011, due to lower stock-based compensation expenses related to selling, general and administrative personnel as well as lower other employee-related costs and patent related expenses incurred in 2012 compared to 2011.

Selling, general and administrative expenses decreased by $1.3 million in 2011 compared to 2010, due to lower stock-based compensation expenses related to selling, general and administrative personnel as well as lower employee-related costs and patent related expenses incurred in 2011 compared to 2010.

As of December 31, 2012, 2011 and 2010, we had 26, 28 and 29 selling, general and administrative personnel, respectively. As of February 28, 2013, we had 26 employees in selling, general and administrative, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses to be comparable in 2013 compared to 2012.

Other Income (Expense).    Interest and other income was $151,000, $134,000 and $943,000 in 2012, 2011 and 2010, respectively. In 2010, we received grants totaling $733,000 under the Patient Protection and Affordable Care Act of 2010 for three qualifying therapeutic discovery projects in the fourth quarter of 2010. We did not receive any grants in 2012 or 2011.

Interest and other expense was $7,000, $46,000 and $6,000 in 2012, 2011 and 2010, respectively.

Income taxes.    As of December 31, 2012, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $241.6 million, which expire in the years 2018 through 2032, and federal research and development tax credits of approximately $7.4 million, which expire at various dates beginning in 2018 through 2031, if not utilized. As of December 31, 2012, we had NOL carryforwards for state income tax purposes of approximately $173.8 million, which expire in the years 2013 through 2032, and state research and development tax credits of approximately $8.5 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2012 and 2011, we had net deferred tax assets of $110.3 million and $120.9 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2012 and 2011. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, we completed an underwritten public offering in which we sold an aggregate of 14,000,000 shares of our common stock pursuant to an effective registration statement. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2012 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $28.9 million and $30.8 million at December 31, 2012 and 2011, respectively. This includes $400,000 and $868,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2012 and 2011, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in Alabama and California. The letter of credit for our leased facility in Alabama will expire in July 2021 and the letter of credit for our leased facility in California expired in the first quarter of 2012.

We used $13.4 million and $17.4 million cash in operating activities in the year ended December 31, 2012 and 2011, respectively, and received $7.8 million of cash in operating activities in the year ended December 31, 2010. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $16.2 million in 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with up-front fees previously received from terminated collaboration agreements;

such revenue is non-recurring and has no cash flow impact on our financial statements in 2012. The decrease in cash used for operations was mainly attributable to the increase in accounts receivable, partially offset by the decrease in contract research liability and deferred revenue in 2012 compared to 2011. The increase in cash used in operations in 2011 compared with 2010 was primarily attributable to the increases in prepaid expenses and other assets and accounts receivable, offset by the decreases in accrued liabilities and deferred revenue in 2011 compared with 2010.

We generated $3.9 million and $14.7 million of cash from investing activities in the years ended December 31, 2012 and 2011, respectively, but used $6.1 million of cash in investing activities in the year ended December 31, 2010. The decrease in cash received from investing activities in 2012 compared to 2011 was primarily due to a decrease in net proceeds from maturities of available-for-sale securities, partially offset by a decrease in purchases of property and equipment for in 2012 compared to 2011. The increase in cash generated from investing activities in 2011 compared to 2010 was primarily due to an increase in net proceeds from maturities of available-for-sale securities, partially offset by an increase in purchases of property and equipment in 2011 compared to 2010. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The actual amount and timing of other capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We generated $11.8 million, $1.1 million and $517,000 million of cash from financing activities in the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash provided by financing activities in 2012 compared to 2011 was primarily due to approximately $11.6 million of cash received from an equity financing in 2012, partially offset by lower proceeds from exercises of stock options in 2012 compared to 2011. The increase in cash provided by financing activities in 2011 was primarily due to higher proceeds from exercises of stock options compared with 2010. In May 2012, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in May 2012, allowed us to offer up to $50 million of securities from time to time in one or more public offerings of our common stock. In December 2012, we completed an underwritten public offering in which we sold an aggregate of 14,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $0.90 per share. We received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term as a higher proportion of our research and development efforts are self-funded rather than covered by collaborative partners. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2013	2014	2015	2016	2017	2018 and thereafter	Total
Capital lease(1)	$14	$14	$14	$7	$—	$—	$49
Purchase commitments	500	500	500	500	500	500	3,000
Operating lease obligations	1,559	454	286	293	300	1,141	4,033

Total contractual cash obligations	$2,073	$968	$800	$800	$800	$1,641	$7,082

(1)	Includes principal and interest payments.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2012, approximately 63% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 36% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2012 by year of maturity (dollars in thousands):

	2013	2014	Total
Cash equivalents:
Fixed rate	$5,663	$—	$5,663
Average fixed rate	0.18%	—	0.18%
Variable rate	$4,204	$—	$4,204
Average variable rate	0.04%	—	0.04%
Short-term investments:
Fixed rate	$17,337	$—	$17,337
Average fixed rate	0.27%	—	0.27%
Restricted investments:
Fixed rate	$400	$—	$400
Average fixed rate	0.10%	—	0.10%

Total investment securities	$27,604	$—	$27,604

Average rate	0.26%	—	0.26%

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2013

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011

A S S E T S
Current assets:
Cash and cash equivalents	$11,195	$8,896
Short-term investments	17,337	19,535
Short-term restricted investments	—	367
Accounts receivable (net of allowances of $154 at December 31, 2012 and $98 at December 31, 2011)	2,166	3,448
Inventories	3,399	3,252
Prepaid expenses and other current assets	2,258	1,803

Total current assets	36,355	37,301
Property and equipment, net	2,457	3,124
Goodwill	6,399	6,399
Intangible assets, net	36	53
Long-term investments	—	1,530
Long-term restricted investments	400	501
Other long-term assets	288	288

Total assets	$45,935	$49,196

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,785	$1,274
Accrued liabilities	3,997	4,884
Contract research liabilities	483	1,361
Deferred revenue, current portion	662	7,372

Total current liabilities	6,927	14,891
Deferred revenue, non-current portion	1,480	30,090
Other long-term liabilities	1,197	738
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value: 200,000 shares authorized; 101,880 and 87,547 shares issued and outstanding at December 31, 2012 and 2011, respectively	10	9
Additional paid-in capital	375,658	359,006
Accumulated other comprehensive income	6	5
Accumulated deficit	(339,343)	(355,543)

Stockholders’ equity	36,331	3,477

Total liabilities and stockholders’ equity	$45,935	$49,196

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Collaborative research and development and other revenue	$42,494	$22,360	$20,091
Product revenue, net	10,576	11,127	11,500

Total revenues	53,070	33,487	31,591

Operating expenses:
Cost of product revenues	4,654	4,713	4,275
Research and development	20,265	34,053	36,214
Selling, general and administrative	12,095	13,574	14,937

Total operating expenses	37,014	52,340	55,426

Income (loss) from operations	16,056	(18,853)	(23,835)
Other income (expense):
Interest and other income	151	134	943
Interest and other expense	(7)	(46)	(6)

Net other income (expense)	144	88	937

Net income (loss)	$16,200	$(18,765)	$(22,898)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	1	(1)	(4)

Total comprehensive income (loss)	$16,201	$(18,766)	$(22,902)

Net income (loss) per share
Basic	$0.18	$(0.21)	$(0.26)

Diluted	$0.18	$(0.21)	$(0.26)

Weighted-average shares used in computing net income (loss) per share
Basic	88,433	87,410	86,868

Diluted	88,589	87,410	86,868

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	86,755	$8	$341,705	$10	$(313,880)	$27,843
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	298	—	565	—	—	565
Stock-based compensation expense from stock options and ESPP shares	—	—	8,981	—	—	8,981
Net income (loss)	—	—	—	—	(22,898)	(22,898)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)

Balance at December 31, 2010	87,053	8	351,251	6	(336,778)	14,487
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	494	1	1,125	—	—	1,126
Stock-based compensation expense from stock options and ESPP shares	—	—	6,630	—	—	6,630
Net income (loss)	—	—	—	—	(18,765)	(18,765)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)

Balance at December 31, 2011	87,547	9	359,006	5	(355,543)	3,477
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	333	—	231	—	—	231
Issuance of common stock upon equity financing, net of issuance cost of $983	14,000	1	11,616	—	—	11,617
Stock-based compensation expense from stock options and ESPP shares	—	—	4,805	—	—	4,805
Net income	—	—	—	—	16,200	16,200
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	1	—	1

Balance at December 31, 2012	101,880	$10	$375,658	$6	$(339,343)	$36,331

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$16,200	$(18,765)	$(22,898)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	964	1,176	2,251
Stock-based compensation	4,320	6,641	7,802
Loss (gain) on impairment and disposal of fixed assets	(73)	8	74
Inventory write-off	193	242	249
Changes in assets and liabilities:
Accounts receivable	1,282	268	(2,016)
Inventories	(353)	(670)	(303)
Prepaid expenses and other assets	(372)	1,099	(1,405)
Accounts payable	511	293	(38)
Accrued liabilities	78	(1,464)	2,246
Contract research liability	(878)	(748)	1,119
Deferred revenue	(35,320)	(5,466)	20,682

Total adjustments	(29,648)	1,379	30,661

Net cash (used in) provided by operating activities	(13,448)	(17,386)	7,763
Cash flows from investing activities
Purchases of property and equipment	(290)	(2,467)	(256)
Purchases of available-for-sale securities	(25,155)	(30,320)	(67,150)
Proceeds from sales of available-for-sale securities	0	349	2,207
Proceeds from maturities of available-for-sale securities	29,352	47,172	59,069

Net cash provided by (used in) investing activities	3,907	14,734	(6,130)
Cash flows from financing activities
Payments on equipment financing obligations	(8)	(15)	(48)
Net proceeds from issuances of common stock upon exercise of stock options and purchases of ESPP shares	231	1,126	565
Net proceeds from issuance of common stock in connection with equity financing	11,617	—	—

Net cash provided by financing activities	11,840	1,111	517

Net increase (decrease) in cash and cash equivalents	2,299	(1,541)	2,150
Cash and cash equivalents at beginning of year	8,896	10,437	8,287

Cash and cash equivalents at end of year	$11,195	$8,896	$10,437

Supplemental disclosure of cash flow information
Cash paid for interest	$7	$5	$5

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY. In 2012, revenue from the ALZET product line and the LACTEL product line accounted for 13% and 7% of total revenue, respectively. In 2011, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 9% of total revenue, respectively. In 2010, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 11% of total revenue, respectively. Total revenue in 2012 reflected one-time recognition of $35.4 million of collaborative research and development revenue as a result of the termination of the Company’s agreements with Nycomed, Pfizer and Hospira.

In 2012, Hospira and Pfizer accounted for 45% and 22% of the Company’s total revenues, respectively. In 2011, Hospira and Pfizer accounted for 34% and 16% of the Company’s total revenues, respectively. In 2010, Pfizer (King) and Hospira accounted for 33% and 18% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2012, 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$44,687	$27,782	$25,459
Europe	6,285	3,651	4,436
Japan	1,151	1,183	863
Other	947	871	833

Total	$53,070	$33,487	$31,591

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$1,149	$841
Work in-process	1,011	1,172
Finished goods	1,239	1,239

Total inventories	$3,399	$3,252

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2012, there have been no material impairment losses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Accumulated other comprehensive income as of December 31, 2012, 2011 and 2010 is entirely comprised of unrealized gains or losses on available-for-sale securities.

Segment Reporting

The Company operates in one operating segment, which is the research, development and manufacturing of pharmaceutical products.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options and warrants.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerators:
Net income (loss)	$16,200	$(18,765)	$(22,898)
Denominators:
Outstanding dilutive securities not included in diluted net loss per share
Weighted average shares used to compute basic net income (loss) per share	88,433	87,410	86,868
Effect of dilutive securities:
Dilution from stock options	150	—	—
Dilution from ESPP	6	—	—

Dilutive common shares	156	—	—

Weighted average shares used to compute basic net income (loss) per share	88,589	87,410	86,868

Net income (loss) per share:
Basic	$0.18	$(0.21)	$(0.26)

Diluted	$0.18	$(0.21)	$(0.26)

The computation of diluted net income (loss) per share for the year ended December 31, 2012 excludes the impact of options to purchase 20.7 million shares of common stock outstanding at December 31, 2012, as such impact would be antidilutive.

The computation of diluted net loss per share for the year ended December 31, 2011 excludes the impact of options to purchase 21.3 million shares of common stock outstanding at December 31, 2011, as such impact would be antidilutive.

The computation of diluted net loss per share for the year ended December 31, 2010 excludes the impact of options to purchase 19.6 million shares of common stock, and a warrant to purchase 770 shares of common stock outstanding at December 31, 2010, as such impact would be antidilutive.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Collaborator
Hospira Inc. (Hospira) (1)	$23,726	$11,419	$5,551
Pfizer Inc. (Pfizer) (2)	11,721	5,203	9,487
Nycomed Danmark ApS (Nycomed) (3)	3,705	1,235	2,033
Zogenix, Inc. (Zogenix) (4)	1,872	2,928	779
Pain Therapeutics, Inc. (Pain Therapeutics)	750	750	1,456
Others	720	825	785

Total collaborative research and development and other revenue	$42,494	$22,360	$20,091

(1)	Amounts related to ratable recognition of upfront fees were $21.8 million in 2012, $3.6 million in 2011 and $2.1 million in 2010. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(2)	Amounts related to ratable recognition of upfront fees were $9.9 million in 2012, $2.7 million in 2011 and $3.2 million in 2010. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements the Company formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company wasnotified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and the Company dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(3)	Amounts related to ratable recognition of upfront fees were $3.7 million in 2012, $1.2 million in 2011 and 2010. In October 2011, Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, the Company wasnotified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to ratable recognition of upfront fees were $312,000 in 2012, $147,000 in 2011, and zero in 2010. A development and license agreement with Zogenix was entered into in July 2011; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.

As of February 28, 2013, the Company had potential milestones of up to $110.6 million that the Company may receive in the future under its collaborative arrangements, of which $35.6 million are development-based milestones and $75.0 million are sales-based milestones. Within the category of development-based milestones, $3.1 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $5.8 million are related

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

to late stage clinical testing (defined as Phase III activities), $10.7 million are related to regulatory filings, and $16.0 million are related to regulatory approvals.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, the Company is entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2012, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program.

The Company recognizes collaborative research and development revenue related to research and development activities for REMOXY and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $750,000, $750,000 and $1.5 million in 2012, 2011 and 2010, respectively. The cumulative aggregate payments received by the Company as of December 31, 2012 were $33.5 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of December 31, 2012). There are no sales-based milestones under the agreement.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $1.7 million, $1.3 million and $3.4 million for the years ended December 31, 2012,

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2011 and 2010, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of December 31, 2012 were $7.0 million under this agreement.

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

In 2010, the Company recognized $551,000 of product revenue for shipments made in 2008 and 2009 related to a price settlement after all criteria of revenue recognition were met. The price settlement related to additional manufacturing cost incurred by the Company and certain mark-up for the goods produced and shipped in 2008 and 2009 pursuant to the long term excipient supply agreement. In addition, the Company also recognized $410,000 of product revenue related to the shipment of another excipient that is included in REMOXY upon shipment to King in 2010. In 2010, total revenue recognized related to these excipients was $961,000 and the associated cost of goods sold was $315,000.

In 2012 and 2011, the Company recognized $48,000 and $490,000 of product revenue, respectively, related to a key excipient for REMOXY and the associated cost of goods sold was $33,000 and $302,000, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2012), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2012). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retains the right to supply Zogenix’s Phase III clinical trial and commercial product requirements on the terms set forth in the License Agreement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2012 were $10.2 million under these agreements.

	Year Ended December 31,
	2012	2011	2010
Ratable recognition of upfront payment	$312	$146	$—
Research and development expenses reimbursable by Zogenix	1,560	2,782	779

Total collaborative research and development revenue	$1,872	$2,928	$779

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

Under the terms of the agreement, Hospira made an upfront payment of $27.5 million. In March 2012, the Company was notified that Hospira was terminating the agreement effective September 28, 2012, or, as permitted under the agreement, at an earlier date elected by the Company. Hospira’s termination returned to the Company the U.S. and Canadian rights to develop and commercialize POSIDUR and as such the Company now holds worldwide rights to POSIDUR. As a result of the termination of the Hospira agreement for POSIDUR, the Company recognized as revenue during the first quarter of 2012 the remaining $21.8 million of deferred revenue related to the upfront fee of the development and license agreement as the Company has no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development expenses reimbursable by Hospira	$1,968	$7,792	$3,436
Research and development expenses reimbursable by the Company	—	—	—

Net payable to Hospira	—	—	—

Net receivable from Hospira	$1,968	$7,792	$3,436

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2012 were $40.7 million under this agreement.

	Year Ended December 31,
	2012	2011	2010
Recognition of upfront payment(1)	$21,758	$3,627	$2,115
Research and development expenses reimbursable by Hospira	1,968	7,792	3,436

Total collaborative research and development revenue	$23,726	$11,419	$5,551

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the POSIDUR agreement by Hospira. As a result of the termination of the Hospira agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $21.8 million deferred revenue related to the upfront fee of the development and license agreement.

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

The following tables provide a summary of the amounts comprising the Company’s net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development expenses reimbursable by Nycomed	$—	$—	$1,466
Research and development expenses reimbursable by the Company	—	—	(966)

Net payable to Nycomed	—	—	(298)

Net receivable from Nycomed	$—	$—	$798

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2012 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
Recognition of upfront payment(1)	$3,705	$1,235	$1,235
Research and development expenses reimbursable by Nycomed	—	—	798

Total collaborative research and development revenue	$3,705	$1,235	$2,033

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Nycomed. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $3.7 million deferred revenue related to the upfront fee of the development and license agreement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2012 were $29.2 million under this agreement.

	Year Ended December 31,
	2012	2011	2010
Recognition of upfront payment(1)	$9,895	$2,708	$3,218
Research and development expenses reimbursable by King	124	1,150	2,673

Total collaborative research and development revenue	$10,019	$3,858	$5,891

(1)	The Company’s estimate of the term of our continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Pfizer. As a result of the termination of this agreement for ELADUR, the Company recorded as revenue during the first quarter of 2012 the remaining $9.9 million deferred revenue related to the upfront fee of the development and license agreement.

3.    Intangible Assets and Goodwill

Intangible assets recorded in connection with the Company’s acquisitions consist of the following (in thousands):

	December 31, 2012
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(555)	36
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,415)	$36

	December 31, 2011
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(538)	53
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,398)	$53

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2012 was $36,000, which will be amortized as follows: $17,900 in each of the years from 2013 to 2014, and $200 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2012. The Company evaluates goodwill for impairment at least annually. In 2012, 2011 and 2010 goodwill was evaluated and no indicators of impairment were noted.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$4,204	$—	$—	$4,204
Certificates of deposit	—	550	—	550
Commercial paper	—	8,993	—	8,993
Corporate debt	—	3,807	—	3,807
U.S. Government agencies	—	10,050	—	10,050

Total	$4,204	$23,400	$—	$27,604

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,204	$—	$—	$4,204
Certificates of deposit	550	—	—	550
Commercial paper	8,993	—	—	8,993
Corporate debt	3,806	1	—	3,807
U.S. Government agencies	10,045	5	—	10,050

	$27,598	$6	$—	$27,604

Reported as:
Cash and cash equivalents	$9,867	$—	$—	$9,867
Short-term investments	17,331	6	—	17,337
Long-term restricted investments	400	—	—	400

	$27,598	$6	$—	$27,604

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,635	$—	$—	$3,635
Certificates of deposit	1,720	1	(1)	1,720
Commercial paper	6,986	1	—	6,987
Corporate debt	809	—	(1)	808
U.S. Government agencies	14,763	6	(1)	14,768

	$27,913	$8	$(3)	$27,918

Reported as:
Cash and cash equivalents	$5,985	$—	$—	$5,985
Short-term investments	19,530	7	(2)	19,535
Short-term restricted investments	367	—	—	367
Long-term investments	1,530	1	(1)	1,530
Long-term restricted investments	501	—	—	501

	$27,913	$8	$(3)	$27,918

All securities as of December 31, 2012 have a remaining maturity of one year or less. There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2012 or 2011.

As of December 31, 2012, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Equipment	$12,369	$12,303
Leasehold improvement	9,755	9,834
Construction-in-progress	289	693

	22,413	22,830
Less accumulated depreciation and amortization	(19,956)	(19,706)

Property and equipment, net	$2,457	$3,124

Depreciation expense was $948,000, $1.2 million and $2.2 million in 2012, 2011 and 2010, respectively. Amortization expense was $9,307, $9,844 and $39,580 in 2012, 2011 and 2010 for assets held under capital lease assets, respectively.

As of December 31, 2012, the Company has recorded $558,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.    Restricted Investments

In September 2005, the Company deposited $329,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in August 2005 for the Company’s office facility in Cupertino, California. The restriction on these funds was released in March 2012 after the Company terminated the lease effective December 2011.

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

In October 2010, the Company deposited $500,000 in the form of a certificate of deposit with a financial institution as a letter of credit to secure a lease signed in October 2010 for the Company’s facility in Birmingham, Alabama. The total amount of the letter of the credit was reduced to $400,000 in the first quarter of 2012.

As of December 31, 2012 and 2011, the Company had $400,000 and $868,000, respectively, recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facilities in Alabama and California.

7.    Commitments

Operating Leases

In October 2011, the Company signed a lease termination agreement relating to an office facility of 40,560 square feet in Cupertino, California which reduced the Company’s cash rent payment by approximately $800,000 in 2012. The original term of the lease ended in December 2012 and it was revised to end in December 2011.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has several other lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.6 million, $2.0 million and $1.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum payments (including principal and interest) under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2013	$2,073
2014	968
2015	800
2016	800
Thereafter	2,441

$7,082

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018.

8.    Stockholders’ Equity

Common Stock

In July 2010, the Company entered into an equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which the Company may sell to Azimuth, subject to certain limitations, up to $50 million of common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met. This equity line expired in July 2012.

In May 2012, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective by the SEC in May 2012, allows the Company to offer up to $50 million of securities from time to time in one or more public offerings of the Company’s common stock.

In December 2012, the Company completed an underwritten public offering in which we sold an aggregate of 14,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $0.90 per share. We received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and offering expenses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the Board of Directors approved certain amendments to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2010, the stockholders approved the amendments of the 2000 Stock Plan to: (i) provide that the number of shares that remain available for issuance will be reduced by two shares for each share issued pursuant to an award (other than an option or stock appreciation right) granted on or after the date of the 2010 Annual Meeting; (ii) expand the types of transactions that might be considered repricings and option exchanges for which stockholder approval is required; (iii) provide that shares tendered or withheld in payment of the exercise price of an option or withheld to satisfy a withholding obligation, and all shares with respect to which a stock appreciation right is exercised, will not again be available for issuance under the Stock Plan; (iv) require that options and stock appreciation rights have an exercise price or base appreciation amount that is at least fair market value on the grant date, except in connection with certain corporate transactions, and that stock appreciation rights may not have longer than a 10-year term; (v) add new performance goals that may be used to provide “performance-based compensation” under the 2000 Stock Plan; (vi) extend the term of the 2000 Stock Plan to the date that is ten (10) years following the stockholders meeting; and (vii) expand the treatment of outstanding awards in connection with certain changes of control of the Company to cover mergers in which the consideration payable to stockholders is not solely securities of the successor corporation.

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

As of December 31, 2012, 6,460,743 shares of common stock were available for future grant and options to purchase 20,246,769 shares of common stock were outstanding under the 2000 Stock Plan.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

that each option granted to a new director shall vest at the rate of 33 1/3% per year and each annual option of 5,000 shares shall vest in full at the end of one year.

At the Company’s annual stockholders meeting in June 2002, the stockholders approved an amendment of the 2000 Directors’ Stock Option Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 20,000 to 30,000 shares of common stock; (ii) increase the number of stock options granted to each non-employee director on the date of each annual meeting of the stockholders after which the director remains on the Board from 5,000 to 12,000 shares of common stock; and (iii) reserve 200,000 additional shares of common stock for issuance under the 2000 Directors’ Stock Option Plan so that the total number of shares reserved for issuance is 500,000.

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

As of December 31, 2012, no shares of common stock were available for future grant and options to purchase 664,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

The plan expires in June 2020. A total of 2,200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2012, 373,810 shares of common stock were available for future grant and 1,826,190 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, shares of common stock reserved for future issuance consisted of the following:

December 31, 2012
Stock options outstanding	20,910,769
Stock options available for grant	6,460,743
Employee Stock Purchase Plan	373,810

27,745,322

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	16,627,790	$4.11	6.72	$—
Options granted	3,783,677	$2.24
Options exercised	(114,888)	$1.99
Options forfeited	(436,373)	$3.36
Options expired	(477,072)	$7.65

Outstanding at December 31, 2010	19,383,134	$3.68	6.36	$—
Options granted	2,931,779	$3.17
Options exercised	(300,809)	$2.71
Options forfeited	(923,172)	$2.91
Options expired	(625,868)	$7.21

Outstanding at December 31, 2011	20,465,064	$3.55	5.65	$—
Options granted	3,418,287	$0.79
Options exercised	(179,067)	$0.78
Options forfeited	(632,036)	$2.47
Options expired	(2,161,479)	$4.37

Outstanding at December 31, 2012	20,910,769	$3.07	5.41	$—

Exercisable at December 31, 2012	17,118,975	$3.33	4.78	$—

Vested and expected to vest at December 31, 2012	20,659,832	$3.09	5.37	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $103,000, $248,000 and $110,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In January 2010 and February 2012, the Company granted its employees stock options to purchase 921,000 and 966,000 shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.54 in 2012, $2.13 in 2011 and $1.53 in 2010 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2012, 2011 and 2010.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2012, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive income (loss) is shown as below (in thousands):

	Year ended December 31,
	2012	2011	2010
Cost of product revenues	$244	$328	$341
Research and development	2,602	4,181	4,941
Selling, general and administrative	1,474	2,132	2,520

	$4,320	$6,641	$7,802

Because the Company had a net operating loss carryforward as of December 31, 2012, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2012, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2010, 2011 and 2012, the Company determined the expected life using historical options experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2010 and February 2012) and shares purchased under its employee stock plans and stock purchase plan for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Stock Options
Risk-free rate	0.89-1.47%	1.16-2.65%	1.53-2.92%
Expected dividend yield	—	—	—
Expected term (in years)	5.5 – 6.5	6.25	5.5
Volatility	78-81%	73-77%	75-87%
Forfeiture rate	7.69%	6.14%	5.33%

	Year ended December 31,
	2012	2011	2010
Employee Stock Purchase Plan
Risk-free rate	0.05-1.00%	0.05-1.00%	0.16-1.45%
Expected dividend yield	—	—	—
Expected term (in years)	1.25	1.25	1.25
Volatility	69-101%	50-163%	59-163%

There were 153,730, 192,997 and 183,687 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2012, 2011 and 2010, respectively. Included in the statement of operations for the year ended December 31, 2012, 2011 and 2010 was $36,000, $63,000 and $307,000, respectively, in stock-based compensation expense related to the amortization of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2012, $3.9 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2016. The weighted average term of the unrecognized stock-based compensation expense is 1.7 years.

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 – 0.73	20,000	9.28	$0.73	2,500	$0.73
$0.74 – 0.78	2,860,760	9.00	$0.78	1,422,175	$0.78
$0.82 – 2.09	2,328,489	4.76	$1.78	1,878,976	$1.87
$2.10 – 2.13	39,350	6.37	$2.12	25,261	$2.12
$2.18 – 2.18	2,555,399	6.73	$2.18	1,993,643	$2.18
$2.22 – 3.11	3,431,980	4.98	$2.92	3,243,966	$2.91
$3.12 – 3.26	3,357,165	5.28	$3.24	2,271,953	$3.23
$3.29 – 4.34	2,578,349	3.82	$4.12	2,541,224	$4.13
$4.35 – 5.89	3,591,777	3.75	$5.51	3,591,777	$5.51
$5.99 – 6.32	147,500	3.15	$6.27	147,500	$6.27

$0.73 – 6.32	20,910,769	5.41	$3.07	17,118,975	$3.33

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company received $140,000, $815,000 and $229,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. federal taxes provision (benefit) at statutory rate	$5,516	$(6,377)	$(7,782)
State taxes	—	—	—
Net operating loss	(7,208)	5,355	6,792
Non-deductible stock-based compensation	1,688	995	1,224
Other	4	27	(234)

Total income tax provision	$—	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$91,979	$86,476
Research and other credits	9,191	8,986
Capitalized research and development expenses	179	1,778
Deferred revenue	624	14,016
Stock-based compensation	6,708	7,297
Other	1,600	2,386

Total deferred tax assets	110,281	120,939
Valuation allowance for deferred tax assets	(110,281)	(120,939)

Net deferred tax assets	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $10.7 million in 2012 and increased by $5.1 million and $8.6 million during 2011 and 2010, respectively.

As of December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $241.6 million, which expire in the years 2018 through 2032 and federal research and development tax credits of approximately $7.4 million which expire at various dates beginning in 2018 through 2031, if not utilized.

As of December 31, 2012, the Company had net operating loss carryforwards for state income tax purposes of approximately $173.8 million, which expire in the years 2013 through 2032, if not utilized, and state research and development tax credits of approximately $8.5 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2011 and December 31, 2012, the Company had unrecognized tax benefits of approximately $4.6 million and $4.8 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011
Balance at beginning of the year	$4,644	$4,229
Increases (decrease) related to prior year tax positions	—	—
Increases related to current year tax positions	133	415
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$4,777	$4,644

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2012.

10.    Reduction in Force

In February 2012, the Company reduced the size of its workforce by 15 employees or approximately 12% of its headcount. The goal of this action was to better align the Company’s cost structure with anticipated revenues

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

and operating expenses, while not compromising the Company’s key corporate objectives for the year. The Company completed this headcount reduction during the first quarter of 2012, and incurred approximately $336,000 in severance costs for the impacted employees, of which $195,000 was recorded in research and development expenses and $141,000 was recorded in selling, general and administrative expenses in the first quarter of 2012. All activities related to the restructuring were completed and the severance costs were paid during the first quarter of 2012.

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

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012*	2011	2012	2011	2012	2011	2012	2011
Revenue	$41,185	$8,604	$4,796	$7,833	$3,828	$8,115	$3,262	$8,935
Net income (loss)	$30,829	$(6,357)	$(4,328)	$(5,245)	$(4,803)	$(5,025)	$(5,498)	$(2,138)
Basic net income (loss) per share	$0.35	$(0.07)	$(0.05)	$(0.06)	$(0.05)	$(0.06)	$(0.06)	$(0.02)
Diluted net income (loss) per share	$0.35	$(0.07)	$(0.05)	$(0.06)	$(0.05)	$(0.06)	$(0.06)	$(0.02)

*	Revenue in the first quarter of 2012 included one-time recognition of $35.4 million of collaborative research and development revenue as a result of the termination of the Company’s agreements with Nycomed, Pfizer and Hospira.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on our internal control over financial reporting which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2012 and 2011, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

March 1, 2013

Item 9B.	Other Information.

None

PART III

The definitive proxy statement for our 2013 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

Number	Description
3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

3.8	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2011).

4.2	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-31615) filed on July 10, 2001).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 27, 2011).

10.4+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

Number	Description
10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.26	Lease between Sobrato Development Companies #850 and the Company (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 13, 2001).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

Number	Description
10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002 (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.34**†	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004 (incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004 (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004 (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 5, 2004).

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2005).

Number	Description
10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005 (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2005).

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005 (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008 (incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 8, 2008).

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008 (incorporated by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.53	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 10, 2009).

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.55**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

Number	Description

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.57**	Amendment No. 1 to Development and License Agreement between the Company and Nycomed Danmark, ApS dated February 18, 2010 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 10, 2010).

10.58	Amendment to Commercial Real Estate Lease between the Company and EWE, Inc. effective May 10, 2010 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.59**	Development and License Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.60	Supply Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.60 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

10.62	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.63	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.64**	Amendment No. 2 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 8, 2011 (incorporated by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2011).

10.65	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 23, 2011 (incorporated by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2011).

10.66**	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011 (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 7, 2011).

10.67	Lease Termination Agreement between ECI TWO RESULTS LLC and the Company dated as of October 27, 2011 (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 2, 2012).

10.68	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 19, 2011 (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 2, 2012).

10.69	Amendment to Commercial Lease between the Company and EWE, Inc. effective March 9, 2012 (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 4, 2012).

12.1*	Ratio of Earnings to Fixed Charges.

Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

†	Refiled with additional disclosure previously treated as confidential.

+	Indicates a management contract or compensatory plan or arrangement.

++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2012, 2011 and 2010

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2012
Allowance for doubtful accounts	$98	$73	$(17)	$154
December 31, 2011
Allowance for doubtful accounts	$107	$(23)	$14	$98
December 31, 2010
Allowance for doubtful accounts	$103	$8	$(4)	$107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 1, 2013

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 1, 2013

/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 1, 2013

/s/ SIMON X. BENITO Simon X. Benito	Director	March 1, 2013

/s/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 1, 2013

/s/ MICHAEL D. CASEY Michael D. Casey	Director	March 1, 2013

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 1, 2013

/s/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 1, 2013

/s/ JON S. SAXE Jon S. Saxe	Director	March 1, 2013