Form 10-Q
period 2013-06-30
DURECT CORP
filed 2013-08-06
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, there were 102,026,179 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$7,989	$11,195
Short-term investments	13,024	17,337
Accounts receivable (net of allowances of $132 at June 30, 2013 and $154 at December 31, 2012)	2,012	2,166
Inventories	3,151	3,399
Prepaid expenses and other current assets	1,584	2,258

Total current assets	27,760	36,355
Property and equipment (net of accumulated depreciation of $20,460 and $19,956 at June 30, 2013 and December 31, 2012, respectively)	2,006	2,457
Goodwill	6,399	6,399
Intangible assets, net	27	36
Long-term restricted investments	300	400
Other long-term assets	148	288

Total assets	$36,640	$45,935

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$771	$1,785
Accrued liabilities	3,958	3,997
Contract research liabilities	140	483
Deferred revenue, current portion	255	662

Total current liabilities	5,124	6,927
Deferred revenue, non-current portion	1,424	1,480
Other long-term liabilities	775	1,197
Commitments
Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	378,975	375,658
Accumulated other comprehensive income	3	6
Accumulated deficit	(349,671)	(339,343)

Stockholders’ equity	29,317	36,331

Total liabilities and stockholders’ equity	$36,640	$45,935

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Collaborative research and development and other revenue (see Note 2)	$905	$2,227	$1,818	$40,555
Product revenue, net	3,013	2,569	6,253	5,426

Total revenues	3,918	4,796	8,071	45,981

Operating expenses:
Cost of product revenues	1,032	1,118	2,690	2,579
Research and development	4,833	4,982	9,622	10,616
Selling, general and administrative	3,210	3,049	6,111	6,329

Total operating expenses	9,075	9,149	18,423	19,524

Income (loss) from operations	(5,157)	(4,353)	(10,352)	26,457
Other income (expense):
Interest and other income	13	27	27	49
Interest and other expense	(1)	(2)	(3)	(4)

Net other income	12	25	24	45

Net income (loss)	$(5,145)	$(4,328)	$(10,328)	$26,502

Net income (loss) per share
Basic	$(0.05)	$(0.05)	$(0.10)	$0.30

Diluted	$(0.05)	$(0.05)	$(0.10)	$0.30

Weighted-average shares used in computing net income (loss) per share
Basic	101,954	87,602	101,918	87,575

Diluted	101,954	87,602	101,918	87,593

Total comprehensive income (loss)	$(5,146)	$(4,330)	$(10,331)	$26,496

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(10,328)	$26,502
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	512	429
Stock-based compensation	1,796	2,246
Changes in assets and liabilities:
Accounts receivable	154	850
Inventories	248	66
Prepaid expenses and other assets	814	578
Accounts payable	(1,014)	(571)
Accrued liabilities	979	(728)
Contract research liabilities	(343)	(932)
Deferred revenue	(463)	(35,514)

Total adjustments	2,683	(33,576)

Net cash used in operating activities	(7,645)	(7,074)

Cash flows from investing activities
Purchases of property and equipment	(54)	(62)
Purchases of available-for-sale securities	(6,790)	(14,204)
Proceeds from maturities of available-for-sale securities	11,200	16,554

Net cash provided by investing activities	4,356	2,288

Cash flows from financing activities
Payments on equipment financing obligations	(4)	(3)
Net proceeds from issuances of common stock	87	49

Net cash provided by financing activities	83	46

Net decrease in cash and cash equivalents	(3,206)	(4,740)
Cash and cash equivalents, beginning of the period	11,195	8,896

Cash and cash equivalents, end of the period	$7,989	$4,156

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2013, the operating results for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$1,067	$1,149
Work in process	1,022	1,011
Finished goods	1,062	1,239

Total inventories	$3,151	$3,399

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(5,145)	$(4,328)	$(10,328)	$26,502
Net change in unrealized gain on available-for-sale investments, net of tax	(1)	(2)	(3)	(6)

Comprehensive income (loss)	$(5,146)	$(4,330)	$(10,331)	$26,496

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options and warrants.

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerators:
Net income (loss)	$(5,145)	$(4,328)	$(10,328)	$26,502
Denominators:
Outstanding dilutive securities not included in diluted net loss per share
Weighted average shares used to compute basic net income (loss) per share	101,954	87,602	101,918	87,575
Effect of dilutive securities:
Dilution from stock options	—	—	—	18

Dilutive common shares	—	—	—	18

Weighted average shares used to compute basic net income (loss) per share	101,954	87,602	101,918	87,593

Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$(0.10)	$0.30

Diluted	$(0.05)	$(0.05)	$(0.10)	$0.30

Options to purchase approximately 22.2 million and 21.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2013, respectively, as the effect would be anti-dilutive. Options to purchase approximately 21.1 million shares of common stock were excluded from the denominator in the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2012, as the effect would be anti-dilutive.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$247	$352	$499	$1,636
Pfizer Inc. (Pfizer) (2)	—	739	13	11,127
Pain Therapeutics, Inc. (Pain Therapeutics)	—	1	1	2
Hospira, Inc. (Hospira) (3)	—	952	—	23,726
Nycomed Danmark, APS (Nycomed) (4)	—	—	—	3,705
Others	658	183	1,305	359

Total collaborative research and development and other revenue	$905	$2,227	$1,818	$40,555

(1)	Amounts related to the ratable recognition of upfront fees were $64,000 and $113,000 for the three and six months ended June 30, 2013, respectively, compared to $78,000 and $156,000 for the corresponding periods in 2012.
(2)	Amounts related to the recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $9.9 million for the corresponding periods in 2012. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements the Company formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and the Company dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $21.8 million for the corresponding periods in 2012. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $3.7 million for the corresponding periods in 2012. In January 2012, the Company was notified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was zero and $1,000 for the three and six months ended June 30, 2013, respectively, compared with $1,000 and $2,000 for the corresponding periods in 2012. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2013 were $34.2 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million had been achieved as of June 30, 2013). There are no sales-based milestones under the agreement.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Accordingly, King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly amounts attributed to King are now shown as Pfizer figures. Total collaborative research and development revenue recognized for Remoxy-related work performed by the Company for Pfizer was zero and $13,000 for the three and six months ended June 30, 2013, respectively, compared with $678,000 and $1.1 million for the corresponding periods in 2012. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer and King as of June 30, 2013 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were zero and $273,000 in the three and six months ended June 30, 2013, compared to zero and $51,000 for the corresponding periods in 2012. The associated cost of goods sold was zero and $219,000 in the three and six months ended June 30, 2013, compared to zero and $33,000 for the corresponding periods in 2012.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which had been achieved as of June 30, 2013), and $75 million are sales-based milestones (none of which had been achieved as of June 30, 2013). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2013 were $10.4 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Ratable recognition of upfront payment	$64	$78	$113	$156
Research and development expenses reimbursable by Zogenix	183	274	386	1,480

Total collaborative research and development revenue	$247	$352	$499	$1,636

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2013 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,871	$—	$—	$4,871
Certificates of deposit	300	—	—	300
Commercial paper	800	—	—	800
Corporate debt	3,090	1	—	3,091
U.S. Government agencies	9,311	2	—	9,313

	$18,372	$3	$—	$18,375

Reported as:
Cash and cash equivalents	$5,051	$—	$—	$5,051
Short-term investments	13,021	3	—	13,024
Long-term restricted investments	300	—	—	300

	$18,372	$3	$—	$18,375

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,204	$—	$—	$4,204
Certificates of deposit	550	—	—	550
Commercial paper	8,993	—	—	8,993
Corporate debt	3,806	1	—	3,807
U.S. Government agencies	10,045	5	—	10,050

	$27,598	$6	$—	$27,604

Reported as:
Cash and cash equivalents	$9,867	$—	$—	$9,867
Short-term investments	17,331	6	—	17,337
Long-term restricted investments	400	—	—	400

	$27,598	$6	$—	$27,604

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2013, by contractual maturity (in thousands):

	June 30, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$13,501	$13,504
Mature after one year through five years	—	—

	$13,501	$13,504

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2013.

As of June 30, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2013, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive income (loss) is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of product revenues	$43	$61	$92	$125
Research and development	501	624	1,071	1,322
Selling, general and administrative	307	385	633	799

Total stock-based compensation	$851	$1,070	$1,796	$2,246

As of June 30, 2013 and December 31, 2012, $16,000 and $23,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options
Risk-free rate	1.0-2.5%	0.8-1.2%	0.8-2.5%	0.8-1.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.50-9.75	5.50-6.50	5.25-9.75	5.25-6.50
Volatility	81-83%	78-81%	77-83%	78-82%
Forfeiture rate	8.4%	7.7%	8.4%	7.7%

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1-1.0%	0.1-0.2%	0.1-1.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	1.25	1.25	1.25	1.25
Volatility	64%	86-101%	64-69%	86-101%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory approval of POSIDUR;

•	potential filings for or approval of REMOXY or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of eight investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program for which the FDA has accepted our NDA and confirmed a Prescription Drug User Fee Act (PDUFA) goal date (the date the FDA expects to complete its review of the NDA) of February 12, 2014, two programs in Phase II and four programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including several efforts underway which seek to improve the administration of biotechnology agents such as proteins and peptides.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2012 and in Note 2 above.

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission of the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. In May 2013, Pfizer stated that they had met with the FDA in March 2013 to discuss their plan to address the June 2011 Complete Response Letter, and that they had received written guidance from the FDA in May regarding required next steps, including additional clinical studies, to address the letter. We understand from Pfizer that these additional clinical studies include, in part, a pivotal bioequivalence study with the modified formulation to bridge to the clinical data conducted with the original formulation, as well as an abuse potential study with the modified REMOXY formulation. Based on this guidance from the FDA, Pfizer stated that they are considering their options with respect to REMOXY and that, if Pfizer elects to continue development of REMOXY, which we expect will be determined in the fall of 2013, they would not expect to resubmit the NDA, addressing the deficiencies identified in the Complete Response Letter before mid-2015.

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

POSIDUR™ (SABER® -Bupivacaine)

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

In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics. In April 2013, with the input we have received from the FDA and leveraging off the well established history of bupivacaine use, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act (PDUFA) goal date (the date the FDA expects to complete its review of the NDA) is February 12, 2014.

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

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo and was statistically significant (p=0.0033). Fifty-three percent (53%) of the study patients in the POSIDUR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIDUR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIDUR 5 mL treatment group. The median decrease in supplemental opioid analgesics taken over the first three days after surgery was 80% (p=0.0085) for the POSIDUR 5 mL group as compared to the placebo group.

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

Cohorts 1 and 2. Cohorts 1 and 2 were prespecified to be pooled due to their small sample size. For Cohorts 1 and 2 (pooled), the mean reduction in pain on movement was approximately 20% and statistically significant (p=0.0111) for the POSIDUR group compared to the patient group treated with bupivacaine HCl. With respect to the median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose for Cohorts 1 and 2 (pooled), the patient group treated with POSIDUR reported approximately 18% less opioids consumed compared to the bupivacaine HCl group, although this was not statistically significant (p=0.5455).

Integrated Summary of Efficacy

The seven controlled trials in the ISE can be separated into two basically different surgical types. The four soft tissue trials involved incisions or laparoscopic portals either in the abdomen or in the inguinal area for hernia repair. In these surgeries, the pain producing tissue was primarily soft tissue such as viscera, fascia, muscle, or skin. However, in the three orthopedic surgeries involving shoulder surgery, a major pain producing tissue is bone that has been resected during the procedure. Given that the responsiveness to treatment of these different surgical types may be different, a pooled analysis has been conducted separately by tissue type.

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

ORADUR-ADHD Program

We are developing drug candidates (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. These drug candidates are intended to provide once-a-day dosing with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR- Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. We and Orient Pharma recently selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma is planning to meet with the Taiwan Food and Drug Administration (TFDA) later this year to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is initiating licensing discussions with other companies now that the lead formulation has been selected.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, subject to Zogenix’s ability to secure a development and commercialization partner prior to initiation of the multi-dose trial.

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

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps for animal research use;

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

•	certain key excipients that are included in REMOXY and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2013, we had an accumulated deficit of $349.7 million. While we did generate net income of $16.2 million for the year ended December 31, 2012 as a result of the termination of certain of our collaboration agreements that caused the accelerated recognition of non-cash revenue, we have incurred operating losses in other years. Our net losses were $18.8 million and $22.9 million for the years ended December 31, 2011 and 2010, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to remain comparable in the near future compared to recent quarters. We also expect selling, general and administrative expenses to increase modestly in the near future. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2013 and 2012

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

We expect our collaborative research and development revenue in the next few quarters to decrease compared to the first two quarters of 2013, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$247	$352	$499	$1,636
Pfizer Inc. (Pfizer) (2)	—	739	13	11,127
Pain Therapeutics, Inc. (Pain Therapeutics)	—	1	1	2
Hospira, Inc. (Hospira) (3)	—	952	—	23,726
Nycomed Danmark, APS (Nycomed) (4)	—	—	—	3,705
Others	658	183	1,305	359

Total collaborative research and development and other revenue	$905	$2,227	$1,818	$40,555

(1)	Amounts related to the ratable recognition of upfront fees were $64,000 and $113,000 for the three and six months ended June 30, 2013, respectively, compared to $78,000 and $156,000 for the corresponding periods in 2012.
(2)	Amounts related to the recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $9.9 million for the corresponding periods in 2012. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $21.8 million for the corresponding periods in 2012. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and six months ended June 30, 2013, respectively, compared to zero and $3.7 million for the corresponding periods in 2012. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.

We recorded $905,000 and $1.8 million of collaborative research and development revenue for the three and six months ended June 30, 2013, respectively, compared to $2.2 million and $40.6 million for the corresponding periods in 2012, respectively. The decrease in collaborative research and development revenue in the three months ended June 30, 2013 was primarily due to lower revenue recognized from our agreements with Zogenix and Pfizer as our role in the development activities for both Relday and REMOXY decreased in the second quarter of 2013, lower revenue from our agreement with Hospira due to the terminated agreement with respect to POSIDUR, partially offset by higher collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding period in 2012.

The decrease in collaborative research and development revenue in the six months ended June 30, 2013 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not reflect additional cash proceeds to us in the first six months of 2012. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in the six months ended June 30, 2013 and 2012, collaborative research and development revenue decreased by $3.4 million in the six months ended June 30, 2013 due to lower revenue recognized from our agreements with Zogenix and Pfizer as our role in the development activities for both Relday and REMOXY decreased in the first six months of 2013 and lower revenue from our agreements with Hospira and Pfizer due to terminated agreements with respect to POSIDUR and ELADUR, partially offset by higher collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding period in 2012.

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

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $3.0 million and $6.3 million in the three and six months ended June 30, 2013, respectively, compared to $2.6 million and $5.4 million for the corresponding periods in 2012, respectively. The increases in the three and six months ended June 30, 2013 were primarily attributable to higher product revenue from our ALZET mini pump product line as a result of higher units sold and higher prices, higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding periods in 2012.

Cost of product revenues. Cost of product revenues were $1.0 million and $2.7 million for the three and six months ended June 30, 2013, respectively, compared to $1.1 million and $2.6 million for the corresponding periods in 2012, respectively. The decrease in the cost of product revenue was primarily the result of lower manufacturing costs associated with products sold from our ALZET and LACTEL product lines in the three months ended June 30, 2013 compared to the corresponding period in 2012. The increase in the cost of product revenues in the six months ended June 30, 2013 was primarily the result of higher cost of product revenues related to the sale of certain excipients to Pfizer, partially offset by lower cost of product revenues from our ALZET and LACTEL product lines arising from lower manufacturing costs for products sold in the first six months of 2013 compared to the corresponding period in 2012.

Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $43,000 and $92,000 for the three and six months ended June 30, 2013, respectively, compared to $61,000 and $125,000 for the corresponding periods in 2012, respectively.

As of June 30, 2013, we had 21 manufacturing employees compared with 23 as of June 30, 2012. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $4.8 million and $9.6 million for the three and six months ended June 30, 2013, respectively, compared to $5.0 million and $10.6 million in the corresponding periods in 2012 The decrease in the three months ended June 30, 2013 was primarily attributable to lower development costs associated with POSIDUR, Relday, REMOXY, TRANSDUR-Sufentanil and ELADUR, partially offset by higher development costs associated with depot injectable programs, ORADUR-ADHD and other research programs compared to the corresponding period in 2012 as more fully discussed below. The decrease in the six months ended June 30, 2013 was primarily attributable to lower development costs associated with Relday, ORADUR-ADHD, REMOXY, TRANSDUR-Sufentanil and ELADUR, partially offset by higher development costs associated with POSIDUR, depot injectable programs, and other research programs compared to the corresponding period in 2012 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $501,000 and $1.1 million for the three and six months ended June 30, 2013, respectively, compared to $624,000 and $1.3 million for the corresponding periods in 2012, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
POSIDUR (1)	$2,018	$2,377	$4,765	$4,726
Depot Injectable Programs	1,234	606	2,215	1,319
ORADUR-ADHD	320	148	472	363
Relday (1)	195	389	369	1,398
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics (1)	45	643	99	1,230
TRANSDUR-Sufentanil	22	118	56	189
ELADUR (1)	16	65	21	97
Others	983	636	1,625	1,294

Total research and development expenses	$4,833	$4,982	$9,622	$10,616

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $2.0 million and $4.8 million in the three and six months ended June 30, 2013, respectively, compared to $2.4 million and $4.7 million in the corresponding periods in 2012. The decrease in the three months ended June 30, 2013 were primarily due to lower external costs for POSIDUR, partially offset by to higher employee-related costs for POSIDUR compared with the corresponding period in 2012. The increase in the six months ended June 30, 2013 were primarily due to higher employee-related costs in connection with the preparation of the POSIDUR NDA, partially offset by lower external costs for POSIDUR in the six months ended June 30, 2013 compared with the corresponding period in 2012.

Depot Injectable programs

Our research and development expenses for depot injectable programs were $1.2 million and $2.2 million in the three and six months ended June 30, 2013, respectively, compared to $606,000 and $1.3 million in the corresponding periods in 2012. The increases in the three and six months ended June 30, 2013 were primarily due to higher employee-related costs and higher external costs for these programs.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $320,000 and $472,000 in the three and six months ended June 30, 2013, respectively, compared to $148,000 and $363,000 in the corresponding periods in 2012. The increases in the three and months ended June 30, 2013 were primarily due to higher employee-related costs and higher external costs for these drug candidates.

Relday

Our research and development expenses for Relday were $195,000 and $369,000 in the three and six months ended June 30, 2013, respectively, compared to $389,000 and $1.4 million in the corresponding periods in 2012. The decrease in the three and six months ended June 30, 2013 was primarily due to decreased formulation development activities and non-clinical studies associated with Relday as Zogenix filed an IND for Relay in the second quarter of 2012.

REMOXY and other select ORADUR-based opioid products

Our research and development expenses for REMOXY and other opioid products were $45,000 and $99,000 in the three and six months ended June 30, 2013, respectively, compared to $643,000 and $1.2 million in the corresponding periods in 2012. The decreases in the three and six months ended June 30, 2013 were primarily due to lower employee-related costs as well as lower external costs related to REMOXY.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $22,000 and $56,000 in the three and six months ended June 30, 2013, respectively, compared to $118,000 and $189,000 in the corresponding periods in 2012. The decreases in the three and six months ended June 30, 2013 were primarily due to decreased external costs and employee-related costs for this drug candidate.

ELADUR

Our research and development expenses for ELADUR were $16,000 and $21,000 in the three and six months ended June 30, 2013, respectively, compared to $65,000 and $97,000 in the corresponding periods in 2012. The decreases in the three and six months ended June 30, 2013 were primarily due to lower employee-related costs related to this product candidate.

Other DURECT research programs

Our research and development expenses for all other programs were $983,000 and $1.6 million in the three and six months ended June 30, 2013, respectively, compared to $636,000 and $1.3 million in the corresponding period in 2012. The increases in the three and six months ended June 30, 2013 were primarily due to higher employee-related costs and higher external contract research and non-clinical studies costs for these research programs.

As of June 30, 2013, we had 54 research and development employees compared with 56 as of June 30, 2012. We expect research and development expenses to remain comparable in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.2 million and $6.1 million for the three and six months ended June 30, 2013, respectively, compared to $3.0 million and $6.3 million in the corresponding period in 2012. The increase in selling, general and administrative expenses was primarily due to higher facility costs recorded in the three months ended June 30, 2013. The decrease in selling, general and administrative expenses in the six months ended June 30, 2013 was primarily due to lower employee-related costs as well as lower patent-related expenses incurred. Stock-based compensation expense recognized related to selling, general and administrative personnel was $307,000 and $633,000 for the three and six months ended June 30, 2013, respectively, compared to $385,000 and $799,000 in the corresponding period in 2012.

As of June 30, 2013 and 2012, we had 26 selling, general and administrative personnel. We expect selling, general and administrative expenses to increase modestly in the near future.

Other income (expense). Interest and other income was $13,000 and $27,000 for the three and six months ended June 30, 2013, respectively, compared to $27,000 and $49,000 in the corresponding periods in 2012. The decrease in interest income was primarily the result of lower average cash and investment balances during the three and six months ended June 30, 2013 compared to the corresponding periods in 2012.

Interest and other expense was $1,000 and $3,000 for the three and six months ended June 30, 2013, respectively, compared to $2,000 and $4,000 in the corresponding periods in 2012.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $21.3 million at June 30, 2013 compared to $28.9 million at December 31, 2012. These balances include $300,000 and $400,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2013 and December 31, 2012, respectively. The decrease in cash, cash equivalents and investments during the three months ended June 30, 2013 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $7.6 million of cash in operating activities for the six months ended June 30, 2013 compared to $7.1 million for the corresponding period in 2012. The cash used for operations was primarily to fund operations as well as our working capital requirements. In the six months ended June 30, 2012, our cash used in operating activities differs from our net income primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $26.5 million for the six months ended June 30, 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on the Company. The increase in cash used for operations during the six months ended June 30, 2013 was also attributable to the increases in accounts receivable and prepaid expenses and other assets, partially offset by the decreases in accounts payable, contract research liabilities and deferred revenue compared to the corresponding period in 2012.

We received $4.4 million of cash from investing activities for the six months ended June 30, 2013 compared to $2.3 million of cash received for the corresponding period in 2012. The increase in cash received from investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2013 compared to the corresponding period in 2012. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $83,000 of cash from financing activities for the six months ended June 30, 2013 compared to $46,000 of cash used for the corresponding period in 2012. The increase in cash received from financing activities was primarily a result of slightly higher proceeds received from exercises of stock options and employee stock purchase plan in the six months ended June 30, 2013 compared to the corresponding period in 2012.

We anticipate that cash used in operating and investing activities will remain comparable in the near future as more of our research and development is for internal programs with expenses not reimbursed by a collaborator, pending our efforts to sign new collaborators or experience an increase in research and development activities under existing collaborations.

During the six months ended June 30, 2013, we believe there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2013, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risks Related To Our Business

Pfizer may discontinue development of REMOXY.

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. Pfizer has indicated that they are considering their options with respect to REMOXY and that if they elect to continue development of REMOXY, they would not expect to resubmit the NDA in response to the Complete Response Letter before mid-2015. There can be no assurance that Pfizer will continue development of REMOXY. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with REMOXY. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). If Pfizer does not continue development of REMOXY, rights to REMOXY may revert to Pain Therapeutics, which may not be able to continue REMOXY development either. If Pfizer continues development of REMOXY, there can be no assurance that their resubmission of the NDA will be timely, or that it will satisfy the FDA’s requirements. Any discontinuation or delay in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

Regulatory approval of POSIDUR and our product candidates is subject to delay or may be denied, which could harm our business

Although we have filed an NDA for POSIDUR, the FDA may not approve this application in a timely manner or may deny the application entirely. The preclinical and clinical data in such applications are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies could delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, and thus our product candidates may not be approved for marketing. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their complete response letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

•	selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable prices.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our other ORADUR-based drug candidates, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and our other ORADUR-based drug candidates, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•

REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. In May 2013, Pfizer stated that they had met with the FDA in March 2013 to discuss their plan to address the June 2011 Complete Response Letter, and that they had received written guidance from the FDA in May regarding required next steps, including additional clinical studies, to address the letter. We understand from Pfizer that these additional clinical studies include, in part, a pivotal bioequivalence study with the modified formulation to bridge to the clinical data conducted with the original formulation, as well as an abuse potential study with the modified Remoxy formulation. Based on this guidance from the FDA, Pfizer stated that they are considering their options with respect to Remoxy and that if Pfizer elects to continue development of REMOXY, which we expect will be determined in the fall of 2013, they would not expect to submit the NDA before mid-2015. There can be no assurance that Pfizer will not decide to discontinue this program or that, if they continue, that they will be able to successfully resubmit the NDA, addressing the deficiencies identified in the Complete Response Letter in mid-2015 or ever, or that any resubmission will lead to an FDA approval.

•

POSIDUR—A total of 15 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCl solution. In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act (PDUFA) goal date (the date the FDA expects to complete its review of the NDA) is February 12, 2014. There can be no assurance that the FDA will complete its review of the NDA by the indicated PDUFA date or that marketing approval will occur by the FDA or other regulatory agencies. The FDA may require additional clinical trials or additional data before granting marketing approval.

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

•

ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR- Methylphenidate. We and Orient Pharma recently selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma is planning to meet with the Taiwan Food and Drug Administration (TFDA) later this year to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is initiating licensing discussions with other companies now that the lead formulation has been selected. There can be no assurance that we will be able to successfully develop ORADUR- methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•

Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. Zogenix has stated that it has initiated efforts to secure a development and commercialization partner for Relday. There can be no assurance that Zogenix will succeed in securing a development and commercialization partner for Relday or if and when further development of this drug candidate will occur.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of June 30, 2013, we had $1.7 million of deferred revenue, which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2013, had an accumulated deficit of approximately $349.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we may develop in the future, or to market POSIDUR if we do not enter into an agreement with a third party to commercialize POSIDUR. Developing a sales force and commercial group will require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for POSIDUR before its approval, we may not be able to effectively launch the product. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

As of July 19, 2013, we held 57 issued U.S. patents and 363 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 63 pending U.S. patent applications and have filed 109 patent applications under the Patent Cooperation Treaty, from which 133 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court and other courts with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from “first to invent” to “first to file,” implements a post-grant opposition system for patents and provides a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may be unsuccessful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

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

We may be sued by third parties claiming that our product candidates infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents

We or our collaborators may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others or that we or our collaborators have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us or our collaborators, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources and could harm our reputation. We also may not have sufficient funds to litigate against parties with substantially greater resources. In addition, pursuant to our collaborative agreements, we have provided our collaborators with the right, under specified circumstances, to defend against any claims of infringement of the third party intellectual property rights, and such collaborators may not defend against such claims adequately or in the manner that we would do ourselves. Intellectual property litigation or claims could force us or our collaborators to do one or more of the following, any of which could harm our business or financial results:

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2013. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2012 and determined that goodwill was not impaired as of December 31, 2012. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2013, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Cadence Pharmaceuticals, Pacira, NeurogesX, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Pacira, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Nextwave Pharmaceuticals (Pfizer) and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, EpiCept, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

•

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, TRANSDUR-Sufentanil, ELADUR, REMOXY or our other ORADUR-based drug candidates, Relday or other product candidates;

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

•

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 6, 2013

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 6, 2013

EXHIBIT INDEX

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.