Form 10-Q
period 2013-09-30
DURECT CORP
filed 2013-11-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 102,073,368 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$9,558	$11,195
Short-term investments	7,583	17,337
Accounts receivable (net of allowances of $139 at September 30, 2013 and $154 at December 31, 2012)	1,374	2,166
Inventories	3,155	3,399
Prepaid expenses and other current assets	1,450	2,258

Total current assets	23,120	36,355
Property and equipment (net of accumulated depreciation of $20,315 and $19,956 at September 30, 2013 and December 31, 2012, respectively)	2,155	2,457
Goodwill	6,399	6,399
Intangible assets, net	22	36
Long-term restricted investments	300	400
Other long-term assets	228	288

Total assets	$32,224	$45,935

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$522	$1,785
Accrued liabilities	4,098	3,997
Contract research liabilities	186	483
Deferred revenue, current portion	255	662

Total current liabilities	5,061	6,927
Deferred revenue, non-current portion	1,360	1,480
Other long-term liabilities	1,635	1,197
Commitments
Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	379,851	375,658
Accumulated other comprehensive income	2	6
Accumulated deficit	(355,695)	(339,343)

Stockholders’ equity	24,168	36,331

Total liabilities and stockholders’ equity	$32,224	$45,935

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Collaborative research and development and other revenue (see Note 2)	$358	$1,126	$2,176	$41,681
Product revenue, net	2,608	2,702	8,861	8,127

Total revenues	2,966	3,828	11,037	49,808

Operating expenses:
Cost of product revenues	1,114	1,037	3,804	3,616
Research and development	4,473	4,745	14,095	15,361
Selling, general and administrative	3,097	2,854	9,208	9,183

Total operating expenses	8,684	8,636	27,107	28,160

Income (loss) from operations	(5,718)	(4,808)	(16,070)	21,648
Other income (expense):
Interest and other income	7	17	34	66
Interest and other expense	(313)	(12)	(316)	(15)

Net other income	(306)	5	(282)	51

Net income (loss)	$(6,024)	$(4,803)	$(16,352)	$21,699

Net income (loss) per share
Basic	$(0.06)	$(0.05)	$(0.16)	$0.25

Diluted	$(0.06)	$(0.05)	$(0.16)	$0.25

Weighted-average shares used in computing net income (loss) per share
Basic	102,024	87,671	101,953	87,607

Diluted	102,024	87,671	101,953	87,726

Total comprehensive income (loss)	$(6,025)	$(4,796)	$(16,356)	$21,700

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(16,352)	$21,699
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	381	688
Stock-based compensation	2,610	3,287
Inventory write-off	546	101
Changes in assets and liabilities:
Accounts receivable	792	1,366
Inventories	(306)	(152)
Prepaid expenses and other assets	868	868
Accounts payable	(1,263)	(489)
Accrued liabilities	1,982	(696)
Contract research liabilities	(297)	(889)
Deferred revenue	(527)	(35,592)

Total adjustments	4,786	(31,508)

Net cash used in operating activities	(11,566)	(9,809)

Cash flows from investing activities
Purchases of property and equipment	(66)	(110)
Purchases of available-for-sale securities	(7,505)	(18,330)
Proceeds from maturities of available-for-sale securities	17,355	25,530

Net cash provided by investing activities	9,784	7,090

Cash flows from financing activities
Payments on equipment financing obligations	(7)	(5)
Net proceeds from issuances of common stock	152	113

Net cash provided by financing activities	145	108

Net decrease in cash and cash equivalents	(1,637)	(2,611)
Cash and cash equivalents, beginning of the period	11,195	8,896

Cash and cash equivalents, end of the period	$9,558	$6,285

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2013, the operating results and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Raw materials	$1,071	$1,149
Work in process	1,104	1,011
Finished goods	980	1,239

Total inventories	$3,155	$3,399

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(6,024)	$(4,803)	$(16,352)	$21,699
Net change in unrealized gain on available-for-sale investments, net of tax	(1)	7	(4)	1

Comprehensive income (loss)	$(6,025)	$(4,796)	$(16,356)	$21,700

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 is entirely comprised of net unrealized gains and losses on available-for-sale securities.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerators:
Net income (loss)	$(6,024)	$(4,803)	$(16,352)	$21,699
Denominators:
Outstanding dilutive securities not included in diluted net loss per share
Weighted average shares used to compute basic net income (loss) per share	102,024	87,671	101,953	87,607
Effect of dilutive securities:
Dilution from stock options and shares from the employee stock purchase plan	—	—	—	119

Dilutive common shares	—	—	—	119

Weighted average shares used to compute basic net income (loss) per share	102,024	87,671	101,953	87,726

Net income (loss) per share:
Basic	$(0.06)	$(0.05)	$(0.16)	$0.25

Diluted	$(0.06)	$(0.05)	$(0.16)	$0.25

Options to purchase approximately 21.8 million and 21.7 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2013, respectively, as the effect would be anti-dilutive. Options to purchase approximately 20.0 million and 20.9 million shares of common stock were excluded from the denominator in the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2012, as the effect would be anti-dilutive.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$103	$179	$602	$1,816
Pfizer Inc. (Pfizer) (2)	7	652	20	11,779
Pain Therapeutics, Inc. (Pain Therapeutics)	2	13	3	14
Hospira, Inc. (Hospira) (3)	—	—	—	23,726
Nycomed Danmark, APS (Nycomed) (4)	—	—	—	3,705
Others	246	282	1,551	641

Total collaborative research and development and other revenue	$358	$1,126	$2,176	$41,681

(1)	Amounts related to the ratable recognition of upfront fees were $64,000 and $177,000 for the three and nine months ended September 30, 2013, respectively, compared to $78,000 and $234,000 for the corresponding periods in 2012.
(2)	Amounts related to the recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $9.9 million for the corresponding periods in 2012. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements the Company formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and the Company dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $21.8 million for the corresponding periods in 2012. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $3.7 million for the corresponding periods in 2012. In January 2012, the Company was notified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $2,000 and $3,000 for the three and nine months ended September 30, 2013, respectively, compared with $13,000 and $14,000 for the corresponding periods in 2012. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2013 were $34.2 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million had been achieved as of September 30, 2013). There are no sales-based milestones under the agreement.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. Accordingly, King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly amounts attributed to King are now shown as Pfizer figures. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $7,000 and $20,000 for the three and nine months ended September 30, 2013, respectively, compared with $611,000 and $1.8 million for the corresponding periods in 2012. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer and King as of September 30, 2013 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were zero and $273,000 in the three and nine months ended September 30, 2013, compared to zero and $51,000 for the corresponding periods in 2012. The associated cost of goods sold was zero and $219,000 in the three and nine months ended September 30, 2013, compared to zero and $33,000 for the corresponding periods in 2012.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the License Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the License Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which had been achieved as of September 30, 2013), and $75 million are sales-based milestones (none of which had been achieved as of September 30, 2013). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2013 were $10.6 million under these agreements.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Ratable recognition of upfront payment	$64	$78	$177	$234
Research and development expenses reimbursable by Zogenix	39	101	425	1,582

Total collaborative research and development revenue	$103	$179	$602	$1,816

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2013 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,649	$—	$—	$5,649
Certificates of deposit	300	—	—	300
Corporate debt	1,021	—	—	1,021
U.S. Government agencies	6,926	2	—	6,928

	$13,896	$2	$—	$13,898

Reported as:
Cash and cash equivalents	$6,015	$—	$—	$6,015
Short-term investments	7,581	2	—	7,583
Long-term restricted investments	300	—	—	300

	$13,896	$2	$—	$13,898

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,204	$—	$—	$4,204
Certificates of deposit	550	—	—	550
Commercial paper	8,993	—	—	8,993
Corporate debt	3,806	1	—	3,807
U.S. Government agencies	10,045	5	—	10,050

	$27,598	$6	$—	$27,604

Reported as:
Cash and cash equivalents	$9,867	$—	$—	$9,867
Short-term investments	17,331	6	—	17,337
Long-term restricted investments	400	—	—	400

	$27,598	$6	$—	$27,604

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2013, by contractual maturity (in thousands):

	September 30, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$8,247	$8,249
Mature after one year through five years	—	—

	$8,247	$8,249

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2013.

As of September 30, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2013, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive income (loss) is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of product revenues	$39	$60	$131	$185
Research and development	467	643	1,538	1,965
Selling, general and administrative	308	338	941	1,137

Total stock-based compensation	$814	$1,041	$2,610	$3,287

As of September 30, 2013 and December 31, 2012, $15,000 and $23,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options
Risk-free rate	1.9-2.7%	0.7-0.9%	1.0-2.7%	0.7-1.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.50-9.75	5.50-6.50	6.50-10.00	5.25-6.50
Volatility	80-84%	79-82%	77-84%	78-82%
Forfeiture rate	8.4%	7.7%	8.4%	7.7%

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.2%	0.1-0.2%	0.1-1.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.50	0.50	0.50	1.25
Volatility	64%	86%	64-69%	86-101%

Note 5. Operating Leases

In August 2013, the Company entered into lease amendments on a 30,149 square foot facility in Cupertino, California and on a 24,634 square foot facility in Vacaville, California. The leases expire in February 2019 and in August 2018 respectively. Total lease payments are expected to be approximately $4.6 million and $942,000, respectively, during the extension terms.

In October 2013, the Company deposited $150,000 in the form of a certificate of deposit with a financial institution as a letter of credit in connection with the lease amendment signed in August 2013 for the Company’s facility in Cupertino, California. The restriction on these funds will be released upon termination of the lease in February 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission of the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA earlier this year, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

Phase I clinical trials have been conducted for two of the other ORADUR-based product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. Pain Therapeutics has stated that they have not yet made a decision to develop or out-license the three product candidates.

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

In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics. In April 2013, with the input we have received from the FDA and leveraging off the well established history of bupivacaine use, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. At this point, we are past the mid-cycle review by the FDA and the Prescription Drug User Fee Act (PDUFA) goal date (the date the FDA expects to complete its review of the NDA) is February 12, 2014.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. We and Orient Pharma recently selected a lead formulation. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma is planning to meet with the Taiwan Food and Drug Administration (TFDA) later this year to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is initiating licensing discussions with other companies now that the lead formulation has been selected.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the second half of 2014.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2013, we had an accumulated deficit of $355.7 million. While we did generate net income of $16.2 million for the year ended December 31, 2012 as a result of the termination of certain of our collaboration agreements that caused the accelerated recognition of non-cash revenue, we have incurred operating losses in other years. Our net losses were $18.8 million and $22.9 million for the years ended December 31, 2011 and 2010, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future compared to recent quarters. We also expect selling, general and administrative expenses to increase modestly in the near future. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and nine months ended September 30, 2013 and 2012

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

We expect our collaborative research and development revenue in the next few quarters to increase modestly compared to the third quarter of 2013, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$103	$179	$602	$1,816
Pfizer Inc. (Pfizer) (2)	7	652	20	11,779
Pain Therapeutics, Inc. (Pain Therapeutics)	2	13	3	14
Hospira, Inc. (Hospira) (3)	—	—	—	23,726
Nycomed Danmark, APS (Nycomed) (4)	—	—	—	3,705
Others	246	282	1,551	641

Total collaborative research and development and other revenue	$358	$1,126	$2,176	$41,681

(1)	Amounts related to the ratable recognition of upfront fees were $64,000 and $177,000 for the three and nine months ended September 30, 2013, respectively, compared to $78,000 and $234,000 for the corresponding periods in 2012.
(2)	Amounts related to the recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $9.9 million for the corresponding periods in 2012. In February 2011, Pfizer acquired King Pharmaceuticals (King) and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(3)	Amounts related to the recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $21.8 million for the corresponding periods in 2012. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.
(4)	Amounts related to the ratable recognition of upfront fees were zero for the three and nine months ended September 30, 2013, respectively, compared to zero and $3.7 million for the corresponding periods in 2012. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees during the three months ended March 31, 2012 that had previously been deferred.

We recorded $358,000 and $2.2 million of collaborative research and development revenue for the three and nine months ended September 30, 2013, respectively, compared to $1.1 million and $41.7 million for the corresponding periods in 2012, respectively. The decrease in collaborative research and development revenue in the three months ended September 30, 2013 was primarily due to lower revenue recognized from our agreements with Zogenix and Pfizer as our role in the development activities for both Relday and REMOXY decreased in the third quarter of 2013 and lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding period in 2012.

The decrease in collaborative research and development revenue in the nine months ended September 30, 2013 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not reflect additional cash proceeds to us in the first nine months of 2012. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in the nine months ended September 30, 2013 and 2012, collaborative research and development revenue decreased by $4.1 million in the nine months ended September 30, 2013 due to lower revenue recognized from our agreements with Zogenix and Pfizer as our role in the development activities for both Relday and REMOXY decreased in the first nine months of 2013, and lower revenue from our agreements with Hospira and Pfizer due to terminated agreements with respect to POSIDUR and ELADUR, partially offset by higher collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding period in 2012.

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

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.6 million and $8.9 million in the three and nine months ended September 30, 2013, respectively, compared to $2.7 million and $8.1 million for the corresponding periods in 2012, respectively. The decrease in the three months ended September 30, 2013 was primarily attributable to lower revenue from our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from our ALZET mini pump product line as a result of higher units sold and higher prices compared to the corresponding period in 2012. The increase in the nine months ended September 30, 2013 was primarily attributable to higher product revenue from our ALZET mini pump product line as a result of higher units sold and higher prices, higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2012.

Cost of product revenues. Cost of product revenues were $1.1 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, compared to $1.0 million and $3.6 million for the corresponding periods in 2012, respectively. The increase in the cost of product revenue was primarily the result of higher manufacturing costs associated with products sold from our ALZET and LACTEL product lines in the three months ended September 30, 2013 compared to the corresponding period in 2012. The increase in the cost of product revenues in the nine months ended September 30, 2013 was primarily the result of higher cost of product revenues related to the sale of certain excipients to Pfizer and from our ALZET product line, partially offset by lower cost of product revenues from our LACTEL product line arising from lower manufacturing costs for products sold in the first nine months of 2013 compared to the corresponding period in 2012.

Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $39,000 and $131,000 for the three and nine months ended September 30, 2013, respectively, compared to $60,000 and $185,000 for the corresponding periods in 2012, respectively.

As of September 30, 2013, we had 22 manufacturing employees compared with 23 as of September 30, 2012. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $4.5 million and $14.1 million for the three and nine months ended September 30, 2013, respectively, compared to $4.7 million and $15.4 million in the corresponding periods in 2012. The decreases in the three and nine months ended September 30, 2013 were primarily attributable to lower development costs associated with, REMOXY, POSIDUR, Relday, ELADUR and TRANSDUR-Sufentanil, partially offset by higher research and development costs associated with depot injectable programs, ORADUR-ADHD and other research programs compared to the corresponding period in 2012 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $467,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively, compared to $643,000 and $2.0 million for the corresponding periods in 2012, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
POSIDUR (1)	$2,165	$2,440	$6,930	$7,166
Depot Injectable Programs	806	595	3,021	1,914
ORADUR-ADHD	122	54	594	417
Remoxy and other ORADUR-based opioid products licensed to Pain Therapeutics (1)	56	611	155	1,841
Relday (1)	42	86	411	1,484
ELADUR (1)	40	71	61	168
TRANSDUR-Sufentanil	9	21	65	210
Others	1,233	867	2,858	2,161

Total research and development expenses	$4,473	$4,745	$14,095	$15,361

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $2.2 million and $6.9 million in the three and nine months ended September 30, 2013, respectively, compared to $2.4 million and $7.2 million in the corresponding periods in 2012. The decreases in the three and nine months ended September 30, 2013 were primarily due to lower external development costs for POSIDUR, partially offset by higher employee-related costs for POSIDUR compared with the corresponding periods in 2012.

Depot Injectable programs

Our research and development expenses for depot injectable programs were $806,000 and $3.0 million in the three and nine months ended September 30, 2013, respectively, compared to $595,000 and $1.9 million in the corresponding periods in 2012. The increases in the three and nine months ended September 30, 2013 were primarily due to higher employee-related costs and higher costs related to research supplies as well as non-clinical studies for these programs.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $122,000 and $594,000 in the three and nine months ended September 30, 2013, respectively, compared to $54,000 and $417,000 in the corresponding periods in 2012. The increases in the three and nine months ended September 30, 2013 were primarily due to higher employee-related costs and higher travel expenses for these drug candidates.

REMOXY and other select ORADUR-based opioid products

Our research and development expenses for REMOXY and other opioid products were $56,000 and $155,000 in the three and nine months ended September 30, 2013, respectively, compared to $611,000 and $1.8 million in the corresponding periods in 2012. The decreases in the three and nine months ended September 30, 2013 were primarily due to lower employee-related costs as well as lower cost related to research supplies for REMOXY, as our role in assisting Pfizer has diminished in 2013.

Relday

Our research and development expenses for Relday were $42,000 and $411,000 in the three and nine months ended September 30, 2013, respectively, compared to $86,000 and $1.5 million in the corresponding periods in 2012. The decrease in the three and nine months ended September 30, 2013 was primarily due to decreased formulation development activities and non-clinical studies associated with Relday in 2013 as Zogenix filed an IND for Relay in the second quarter of 2012.

ELADUR

Our research and development expenses for ELADUR were $40,000 and $61,000 in the three and nine months ended September 30, 2013, respectively, compared to $71,000 and $168,000 in the corresponding periods in 2012. The decreases in the three and nine months ended September 30, 2013 were primarily due to lower employee-related costs related to this product candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $9,000 and $65,000 in the three and nine months ended September 30, 2013, respectively, compared to $21,000 and $210,000 in the corresponding periods in 2012. The decreases in the three and nine months ended September 30, 2013 were primarily due to decreased non-clinical costs and employee-related costs for this drug candidate.

Other DURECT research programs

Our research and development expenses for all other programs were $1.2 million and $2.9 million in the three and nine months ended September 30, 2013, respectively, compared to $867,000 and $2.2 million in the corresponding period in 2012. The increases in the three and nine months ended September 30, 2013 were primarily due to higher employee-related costs and higher external contract research and non-clinical studies costs for these research programs.

As of September 30, 2013, we had 54 research and development employees compared with 56 as of September 30, 2012. We expect research and development expenses to increase modestly in the near future.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.1 million and $9.2 million for the three and nine months ended September 30, 2013, respectively, compared to $2.9 million and $9.2 million in the corresponding period in 2012. The increase in selling, general and administrative expenses was primarily due to higher employee related cost and market research expenses in the three months ended September 30, 2013 compared to the corresponding period in 2012. The increase in selling, general and administrative expenses in the nine months ended September 30, 2013 was primarily due to higher facility costs, partially offset by lower legal and patent-related expenses incurred compared to the corresponding period in 2012. Stock-based compensation expense recognized related to selling, general and administrative personnel was $308,000 and $941,000 for the three and nine months ended September 30, 2013, respectively, compared to $338,000 and $1.1million in the corresponding periods in 2012.

As of September 30, 2013 and 2012, we had 26 selling, general and administrative personnel. We expect selling, general and administrative expenses to increase modestly in the near future.

Other income (expense). Interest and other income was $7,000 and $34,000 for the three and nine months ended September 30, 2013, respectively, compared to $17,000 and $66,000 in the corresponding periods in 2012. The decrease in interest income was primarily the result of lower average cash and investment balances during the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012.

Interest and other expense was $313,000 and $316,000 for the three and nine months ended September 30, 2013, respectively, compared to $12,000 and $15,000 in the corresponding periods in 2012. In the third quarter of 2013, other expense included income tax expense of $311,000 related to the cumulative impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $17.4 million at September 30, 2013 compared to $28.9 million at December 31, 2012. These balances include $300,000 and $400,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2013 and December 31, 2012, respectively. The decrease in cash, cash equivalents and investments during the three months ended September 30, 2013 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $11.6 million of cash in operating activities for the nine months ended September 30, 2013 compared to $9.8 million for the corresponding period in 2012. The cash used for operations was primarily to fund operations as well as our working capital requirements. In the nine months ended September 30, 2012, our cash used in operating activities differs from our net income primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $21.7 million for the nine months ended September 30, 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact to the Company. The increase in cash used for operations during the nine months ended September 30, 2013 was also attributable to the increases in accounts receivable and prepaid expenses and other assets, partially offset by the decreases in accounts payable, contract research liabilities and deferred revenue compared to the corresponding period in 2012.

We received $9.8 million of cash from investing activities for the nine months ended September 30, 2013 compared to $7.1 million of cash received for the corresponding period in 2012. The increase in cash received from investing activities was primarily due to a decrease in net purchases of available-for-sale securities for the nine months ended September 30, 2013 compared to the corresponding period in 2012. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $145,000 of cash from financing activities for the nine months ended September 30, 2013 compared to $108,000 of cash used for the corresponding period in 2012. The increase in cash received from financing activities was primarily a result of slightly higher proceeds received from exercises of stock options and from the employee stock purchase plan in the nine months ended September 30, 2013 compared to the corresponding period in 2012.

We anticipate that cash used in operating and investing activities will remain comparable in the near future, pending our efforts to sign new collaborators or experience an increase in research and development activities under existing collaborations.

During the nine months ended September 30, 2013, we believe there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the operating lease amendments as disclosed in Note 5 of this Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2013, we believe there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. Pfizer has indicated that they would not expect to resubmit the NDA in response to the Complete Response Letter before mid-2015. There can be no assurance that Pfizer will continue development of REMOXY. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with REMOXY. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). If Pfizer does not continue development of REMOXY, rights to REMOXY may revert to Pain Therapeutics, which may not continue REMOXY development either. If Pfizer continues development of REMOXY, there can be no assurance that their resubmission of the NDA will be timely, or that it will satisfy the FDA’s requirements. Any discontinuation or delay in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

•	selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

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

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA earlier this year, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

•	POSIDUR—A total of 15 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCl solution. In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act (PDUFA) goal date (the date the FDA expects to complete its review of the NDA) is February 12, 2014. There can be no assurance that the FDA will complete its review of the NDA by the indicated PDUFA date or that marketing approval will occur by the FDA or other regulatory agencies. The FDA may require additional clinical trials or additional data before granting marketing approval.

•	TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In 2011, we had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•	ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for ELADUR will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•	ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics stated that they have not yet made a decision to develop or out-license these three product candidates. There can be no assurance that we or our collaborators will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma recently selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma is planning to meet with the Taiwan Food and Drug Administration (TFDA) later this year to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is initiating licensing discussions with other companies now that the lead formulation has been selected. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the second half of 2014. There can be no assurance that Zogenix will commence the multi-dose clinical trial in the second half of 2014 or that the results of such a trial will warrant continued development of Relday.

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

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our product candidates and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our products in development in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, recalls of and reported adverse side effects of marketed drugs have made regulatory agencies, including the FDA, increasingly focus on the safety of drug products. Regulatory agencies are requiring more extensive and ever increasing showings of safety at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond. These rigorous and evolving standards may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs.

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

Many of our drug candidates under development, including REMOXY, our other ORADUR-based opioids and TRANSDUR-Sufentanil are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

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

On September 10, 2013, the FDA announced safety labeling changes and post-market study requirements for extended-release and long-acting opioid analgesics (ER/LA opioids). The updated class-wide labeling changes state that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is requiring the drug companies that make these products to conduct further post-market studies and clinical trials. These changes may result in a decrease in prescriptions for this class of drugs and will increase the costs borne by manufacturers of ER/LA opioids.

Many of our drug candidates including REMOXY, our other ORADUR-opioid drug candidates and TRANSDUR-Sufentanil are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Cancellation of our collaboration agreements may impact our near-term revenues and adversely affect potential economic benefits

Our collaboration agreements with third parties typically allow the third party to terminate the agreement by providing notice to us. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIDUR in the United States and Canada. Termination of such agreements can lead to a near-term increase in our reported revenues resulting from the immediate recognition of payments that would otherwise have been recognized over time. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreement with Pain Therapeutics or Zogenix, or Pfizer’s agreement with Pain Therapeutics, could have similar effects.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics and King (now Pfizer) with respect to REMOXY, Pain Therapeutics with respect to the other ORADUR-based products incorporating specified opioids, Orient Pharma with respect to ORADUR-Methylphenidate and Zogenix with respect to Relday, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of September 30, 2013, we had $1.6 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2013, had an accumulated deficit of approximately $355.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we may develop in the future, or to market POSIDUR if we do not enter into an agreement with a third party to commercialize POSIDUR. Developing a sales force and commercial group will require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for POSIDUR, we may not be able to effectively launch the product. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

As of October 22, 2013, we held 58 issued U.S. patents and 388 issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have 59 pending U.S. patent applications and have filed 109 patent applications under the Patent Cooperation Treaty, from which 118 national phase applications are currently pending in Europe, Australia, Japan, Canada and other countries.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2013. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2012 and determined that goodwill was not impaired as of December 31, 2012. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2013, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Cadence Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Pacira, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira Pharmaceuticals, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

•	the election of directors;

•	the amendment of charter documents;

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

•	Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us.

•	Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits (lease amendments)

10.71	Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013.

10.72	Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 5, 2013

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 5, 2013

EXHIBIT INDEX

10.71	Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013.

10.72	Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.