Form 10-K
period 2013-12-31
DURECT CORP
filed 2014-02-28
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $102,590,039 as of June 30, 2013 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 110,483,636 shares of the registrant’s Common Stock issued and outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2013.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business.

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of eight investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of an NDA with the FDA for which a Complete Response Letter was received in February 2014, two programs in Phase II and four programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease and other chronic diseases.

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

Product Research and Development Programs

Our development efforts are focused on the application of our drug delivery technologies to potential products in a variety of chronic and episodic disease areas including pain, central nervous system (CNS) disorders, metabolic disorders, cardiovascular disease and other chronic diseases. Our more advanced product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• REMOXY (oral controlled release oxycodone)	• Chronic Pain	• Pfizer/Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in December 2010 but not approved / Complete Response Letter received in June 2011

• POSIDUR (controlled release injection of bupivacaine)	• Post-Operative Pain	• DURECT retains worldwide rights	• SABER	• NDA accepted in June 2013 / Complete Response Letter received in February 2014

• ELADUR (transdermal bupivacaine)	• Pain	• Impax Laboratories (worldwide)	• TRANSDUR	• Phase II

• TRANSDUR-Sufentanil (transdermal sufentanil)	• Chronic Pain	• DURECT retains worldwide rights	• TRANSDUR	• Phase II

NOTE: POSIDUR™, SABER®, CLOUD TM, TRANSDUR®, ORADUR®, ELADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• Relday (risperidone)	• Schizophrenia/ bipolar disorder	• Zogenix (worldwide)	• SABER	• Phase I

• ORADUR-based opioid (hydrocodone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR-based opioid (hydromorphone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• Phase I

• ORADUR- ADHD	• Attention Deficit Hyperactivity Disorder (ADHD)	• Orient Pharma (defined Asian and South Pacific countries); DURECT retains development and commercialization rights in North America, Europe, Japan and all other countries	• ORADUR	• Phase I

• ORADUR-based opioid (oxymorphone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• IND accepted by the FDA

• Various	• Research Programs in various Therapeutic Categories	• DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	• SABER/ DURIN	• Preclinical/ Research Stage

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

Development Strategy.    REMOXY is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics sublicensed the worldwide commercialization rights of REMOXY (except for Australia and New Zealand) to King Pharmaceuticals, Inc. (King) and, as of March 2009, we began working directly with King on further development of REMOXY. In February 2011, Pfizer Inc (Pfizer) acquired King and thereby assumed the rights and obligations of King with respect to REMOXY. REMOXY is formulated with our

ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Oxycodone is also the active drug ingredient in OxyContin, a brand name extended-release oral painkiller, which achieved annual worldwide sales of greater than $3.0 billion in 2012. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate for REMOXY and other licensed ORADUR-based opioids. As of December 31, 2013, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on REMOXY and a manufacturing profit on our supply of key product excipients for use in REMOXY. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase III trial for REMOXY successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA earlier in 2013, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

Additional ORADUR-Opioid Products in Development

Since 2006, we also worked with Pain Therapeutics on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. Pain Therapeutics has stated that they have not yet made a decision to develop or out-license the three product candidates.

POSIDUR (SABER-Bupivacaine)

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Epidemiological studies indicate that up to 100% of surgical patients experience post-operative pain, with 50-75% reporting inadequate pain relief. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting, and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are suffering from these side effects. Post-surgical pain also can be treated effectively with local anesthetics; however, their usefulness often is limited by their short duration of action.

Development Strategy.    We are developing POSIDUR, an extended-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is a local anesthetic agent currently used in the hospital for anesthesia and analgesia and for which the patent covering the chemical entity has expired. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide extended analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing systemic side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe generally coincides with the time period of greatest need for post-surgical pain control in most patients.

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

Clinical Program.    Our POSIDUR clinical development program has been devised to establish the safety and efficacy of POSIDUR for the treatment of post-surgical pain for up to 3 days. Toward that end, 15 clinical studies have been conducted, of which 13 clinical studies were with the final formulation of POSIDUR in either blinded, randomized controlled trials or open-label trials. These 15 trials are included in the Integrated Summary of Safety (ISS) which was included in the POSIDUR NDA. Seven randomized, controlled, parallel design clinical trials of POSIDUR using the instillation method of administration and dose proposed for marketing are included in the Integrated Summary of Efficacy (ISE) which was included in the NDA. Seven different surgical procedures have been investigated, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow a more confident extrapolation of the safety and efficacy data to a broad general surgical population.

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

Efficacy

In the NDA, we have presented the results from two efficacy trials that we positioned as pivotal (inguinal hernia repair and shoulder surgery, primarily subacromial decompression) and an Integrated Summary of Efficacy (ISE) based on 7 randomized, controlled, parallel design surgical trials of POSIDUR using the administration technique and 5 mL (660 mg) dose proposed for marketing.

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

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo and was statistically significant (p=0.0031). Fifty-three percent (53%) of the study patients in the POSIDUR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIDUR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIDUR 5 mL treatment group. The median decrease in supplemental opioid analgesics taken over the first three days after surgery was 80% (p=0.0085) for the POSIDUR 5 mL group as compared to the placebo group.

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

Current Status.     In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics. In April 2013, with the input we have received from the FDA and leveraging off the well established history of bupivacaine use, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014 we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and plan to have further discussions with the FDA around them.

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

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) under development is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR should be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Please see “Third Party Collaborations” for additional information.

Clinical Program.    In 2007, we reported positive results from a 60 patient Phase IIa clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. After acquiring Alpharma, King altered the clinical and regulatory strategy for further development of this program to prioritize chronic low back pain. We reported top line data from a Phase II clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met. Commencing in January 2014, Impax is now in charge of the future development program for ELADUR which will initially focus on developing the product for patients suffering from PHN.

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

Clinical Program.    In 2008, Endo, our former licensee, successfully completed a Phase II clinical trial for TRANSDUR-Sufentanil in which they evaluated the conversion of patients on oral and transdermal opioids to TRANSDUR-Sufentanil. This Phase II trial met its primary and secondary objectives of establishing a successful dose-titration regimen and dose potency relationships, demonstrating safety and tolerability at the therapeutic dose, and achieving effective analgesic pain control. The Phase II data, extensive non-clinical data that had been generated by Endo and a potential regulatory pathway for the Phase III program were reviewed with the FDA at an end-of-Phase II meeting on February 19, 2009. It is our expectation that future development of this product candidate may follow a 505(b)2 pathway as discussed with FDA, which would allow us to reference third-party data, potentially reducing time and expense. We are in discussions with potential collaborators regarding licensing development and commercialization rights to this program to which we hold worldwide rights.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect over 5 million (approximately 9%) of U.S. children ages 3-17, according to the U.S. Department of Health and Human Services. The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as a significant number of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are estimated to being treated by medication, with stimulants such as amphetamine or methylphenidate as first-line treatments. U.S. sales of ADHD treatments were approximately $8.4 billion in 2012. The 2010 National Survey on Drug Use & Health estimates that 1.1 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd. (Orient Pharma), a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase II study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase I and Phase II clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements in all territories other than the U.S. for ORADUR-ADHD. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. We retain rights to all other territories in the world and are initiating licensing discussions with other companies now that the lead formulation has been selected.

Relday

Market Opportunity.    Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday is being developed to address unmet clinical needs in this large patient population. An existing long-acting injectable risperidone product, which achieved global net sales of $1.3 billion in 2013, requires twice monthly, intramuscular injections and drug reconstitution prior to use. We and Zogenix expect that, if approved, Relday will be the first once-monthly, subcutaneous antipsychotic product that may offer an improved pharmacokinetic profile, significant reduction in injection volume and a simplified dosing regimen. We and Zogenix also expect that, if approved, Relday will provide a new long-acting treatment option for patients that currently use daily oral antipsychotic products. The combined market for oral and injectable antipsychotic products is estimated at more than $17 billion in 2011.

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

Depot Injectable Programs

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

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system, cardiovascular disease and metabolic disorders. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

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

We currently have several major active technology platforms:

Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD™ platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a new class of bioerodible injectable depot technology which generally does not contain SAIB but does include various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

—

Peptide/Protein/Small Molecule Delivery—The chemical nature of our bioerodible injectable depot systems tend to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that bioerodible injectable depot systems are well suited as a platform for biotechnology therapeutics based on proteins and peptides.

—

Controlled Release and Onset—Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (also called “burst”). Animal and human studies have shown that our bioerodible injectable depots can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies, while still achieving controlled rapid onset of drug concentration.

—

High Drug Loading—Drug loading in our bioerodible injectable depot formulations can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

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

The SABER Technology is the basis of POSIDUR, for which the FDA accepted our NDA submission in June 2013. The SABER Technology is also the basis for Relday, which has completed a single dose Phase I clinical trial in the U.S. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

The SABER Technology is also the basis for SucroMate™ Equine, an injectable animal health drug utilizing our SABER technology to deliver the peptide deslorelin. This is the first FDA approved SABER injectable product and it was launched in 2011 by our collaborator, CreoSalus, Inc.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for up to 7 days. The TRANSDUR technology is the basis for TRANSDUR-Sufentanil for which Phase II clinical trials have been conducted and for which we hold worldwide development and commercialization rights. The TRANSDUR technology is also the basis for ELADUR, for which two Phase II clinical trials have been conducted and for which we licensed worldwide development and commercialization rights to Impax in January 2014.

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

The ORADUR technology is the basis of REMOXY, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse. Since 2006, we also worked with Pain Therapeutics and King on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase I clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). We also have an ORADUR-ADHD program for which we and Orient Pharma have conducted several Phase I clinical trials with multiple formulations since 2010. In 2013, we and Orient Pharma selected a lead formulation based on based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial.

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

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins and peptides. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER, CLOUD and DURIN technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have two programs for which New Drug Applications have been filed and a Complete Response Letters have been received, and six different other disclosed programs in clinical development, including three oral drug candidates, two transdermal patch candidates and one injectable drug candidate. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Impax Laboratories, Inc.    On January 3, 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Agreement, we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse us for certain future research and development we may be requested to conduct on the product.

In connection with the Impax Agreement, Impax agreed to pay us an upfront fee of $2.0 million in cash and to make contingent cash payments to us of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are commercialization-based milestones. Upon the first commercialization of ELADUR by Impax, we would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to us a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We will be responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2013), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2013). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to us a tiered percentage of fees received in connection with any sublicense of the licensed rights.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. We retain the right to terminate the Zogenix Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the Zogenix Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the Zogenix Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the Zogenix Agreement with or without cause, at any time upon prior written notice. As of December 31, 2013, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $10.6 million.

Hospira, Inc.    In June 2010, we entered into a license agreement with Hospira to develop and commercialize POSIDUR in the U.S. and Canada. Under terms of the agreement, Hospira made an upfront payment of $27.5 million. In March 2012, we were notified that Hospira was terminating the agreement effective September 28, 2012, or, as permitted under the agreement, at an earlier date elected by us. Hospira’s termination returned to us the U.S. and Canadian rights to develop and commercialize POSIDUR and we now hold worldwide rights to POSIDUR. As a result of the termination of the Hospira agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $21.8 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2013, the cumulative aggregate payments received by us under this agreement were $40.7 million. There will be no further payments under this agreement in the future.

Alpharma Ireland Limited (acquired in December 2008 by King which subsequently was acquired by Pfizer in February 2011).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, Alpharma paid us an upfront license fee of $20 million. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer notified us that they were returning their worldwide development and commercialization rights to ELADUR. As a result of the termination of the agreement for ELADUR, we recognized as revenue during the first quarter of 2012 the remaining $9.9 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2013, the cumulative aggregate payments received by us under this agreement were $29.2 million. There will be no further payments under this agreement in the future.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the 2010 amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone. Nycomed also paid a portion of development expenses. In January 2012, Nycomed (acquired by Takeda in October 2011) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER™-Bupivacaine) in Europe and their other licensed territories to us effective April 26, 2012. As a result of the termination of the Nycomed agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $3.7 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2013, the cumulative aggregate payments received by us under this agreement were $37.3 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $9.0 million as of December 31, 2013. There will be no further payments under this agreement in the future.

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

As of December 31, 2013, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2013, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $34.2 million.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, we continue to perform REMOXY related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all REMOXY related costs incurred by us. The cumulative aggregate payments received by us from King (now Pfizer) as of December 31, 2013 were $7.1 million under this agreement.

Starting in 2008, we began to manufacture commercial lots of certain key excipients that are included in REMOXY to meet the anticipated requirements for these components. In addition, during 2008 and 2009, we made shipments of these materials to meet the production requirements of King, which has rights to commercialize REMOXY upon approval by the FDA.

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

In 2011, 2012 and 2013, the Company recognized $490,000, $48,000 and $273,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was $302,000, $33,000 and $165,000, respectively.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 13,000 scientific references that now exist.

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

Customers

Our product revenues principally are derived from sale of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY to our customer (Pfizer). Until such time that we are able to bring our pharmaceutical systems to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2013, Tolmar Inc. accounted for 15% of our total revenues. In 2012, Hospira and Pfizer accounted for 45% and 22% of our total revenues, respectively. In 2011, Hospira and Pfizer accounted for 34% and 16% of our total revenues, respectively.

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

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 14, 2014, we held over 50 unexpired issued U.S. patents and over 300 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in TRANSDUR-Sufentanil, and REMOXY and our other ORADUR-based opioid drug candidates, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand, which could negatively impact us and our collaborators.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Cadence Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven,

Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Employees

As of February 14, 2014 we had 101 employees, including 54 in research and development, 21 in manufacturing and 26 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 14, 2014 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	76	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	57	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	54	Chief Financial Officer
Su Il Yum, Ph.D.	74	Executive Vice President, Pharmaceutical Systems Research and Development

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

Risks Related To Our Business

Pfizer may discontinue development of REMOXY

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

Regulatory approval of POSIDUR has been delayed, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could with respect to other product candidates delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

—	selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

—	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

—	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the system;

—	demonstrating the drug formulation will be stable for commercially reasonable time periods;

—	demonstrating through clinical trials that the drug and system combination is safe and effective in patients for the intended indication; and

—	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

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

—

REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA earlier in 2013, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

—

POSIDUR—A total of 15 clinical trials in subjects undergoing various surgical procedures have been conducted with POSIDUR. In all, 1,060 subjects have been studied in the POSIDUR Phase 2 and 3 clinical development program, of which 668 have been treated with POSIDUR, 268 with SABER-Placebo (SABER vehicle without drug), and 124 with bupivacaine HCl solution. In July 2012, we completed pre-NDA communications with the FDA regarding POSIDUR. Through this process, we have received guidance and thoughtful comments from the FDA covering various chemistry, manufacturing, non-clinical, clinical pharmacology, clinical, statistical and product labeling topics based on our pre-NDA meeting questions. In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and plan to have further discussions with the FDA around them. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

—

ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR® transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

—

ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma recently selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is initiating licensing discussions with other companies now that the lead formulation has been selected. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIDUR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial and the BESST Phase III abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pfizer will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIDUR raised concerns that insufficient safety data had been provided and FDA has indicated that additional clinical safety trials for POSIDUR need to be conducted, which would be expensive and could delay product approval, harming our business, prospects and financial condition.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Pain Therapeutics, King (now Pfizer), Orient Pharma, Zogenix, Impax and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and other ORADUR-based products, Relday, Eladur and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of our collaboration agreements may impact our near-term revenues and adversely affect potential economic benefits

Our collaboration agreements with third parties typically allow the third party to terminate the agreement by providing notice to us. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIDUR in the United States and Canada. Termination of such agreements can lead to a near-term increase in our reported revenues resulting from the immediate recognition of payments that would otherwise have been recognized over time. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Pain Therapeutics, Zogenix or Impax, or Pfizer’s agreement with Pain Therapeutics, could have similar effects.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics and King (now Pfizer) with respect to REMOXY, Pain Therapeutics with respect to the other ORADUR-based products incorporating specified opioids, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, and Impax with respect to Eladur, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of December 31, 2013, we had $1.6 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We will require and may have difficulty raising needed capital in the future

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

—	regulatory actions with respect to our product candidates;

—	continued progress and cost of our research and development programs;

—	the continuation of our collaborative agreements that provide financial funding for our activities;

—	success in entering into collaboration agreements and meeting milestones under such agreements;

—	progress with preclinical studies and clinical trials;

—	the time and costs involved in obtaining regulatory clearance;

—	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

—	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical product candidates;

—	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our product candidates;

—	competing technological and market developments;

—	market acceptance of our product candidates;

—	costs for recruiting and retaining employees and consultants; and

—	unexpected legal, accounting and other costs and liabilities related to our business.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including REMOXY and our other ORADUR-based drug candidates, POSIDUR, ELADUR, Relday, and TRANSDUR-Sufentanil. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIDUR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and TRANSDUR-Sufentanil. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical product candidates could materially harm our business in the future

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our product candidates, which in turn would materially harm our business, financial condition and results of operations:

—	failure to obtain or maintain requisite governmental approvals;

—	failure to obtain approvals for clinically intended uses of our pharmaceutical product candidates under development; or

—	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2013, had an accumulated deficit of approximately $360.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. In the year ended December 31, 2012, we had a one-time increase in revenues resulting from the recognition of previously deferred revenues associated with upfront payments from terminated agreements. These revenues represented the recognition of deferred revenue for cash received in earlier periods and we do not expect this to recur. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborations may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

—	fail to satisfy financial or contractual obligations to us;

—	fail to adequately market our product candidates;

—	cease operations with little or no notice to us;

—	offer, design, manufacture or promote competing product lines;

—	fail to maintain adequate inventory and thereby restrict use of our product candidates; or

—	build up inventory in excess of demand thereby limiting future purchases of our product candidates resulting in significant quarter-to-quarter variability in our sales.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR, Relday and TRANSDUR-Sufentanil) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR, Relday and certain other pharmaceuticals systems we have under development. The reliance on a sole or limited number of suppliers could result in:

—	delays associated with redesigning a pharmaceutical product candidate due to a failure to obtain a single source component;

—	an inability to obtain an adequate supply of required components; and

—	reduced control over pricing, quality and delivery time.

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

As of February 14, 2014, we held over 50 unexpired issued U.S. patents and over 300 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pain Therapeutics, King (now Pfizer), Zogenix and Impax among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

—	cease selling, incorporating or using any of our pharmaceutical product candidates that incorporate the challenged intellectual property, which would adversely affect our revenue;

—	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

—	redesign our product candidates, which would be costly and time-consuming.

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

Some of our pharmaceutical product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. The TRANSDUR-Sufentanil patch, REMOXY and our other ORADUR-based drug candidates, and certain other product candidates we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2013. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2013 and determined that goodwill was not impaired as of December 31, 2013. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2013, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Cadence Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Cadence Pharmaceuticals, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research and development, financial, marketing, manufacturing and other resources.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which is intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

—	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;

—	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

—	requires collection of rebates for drugs paid by Medicaid managed care organizations;

—

addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products;

—

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

—	mandates a further shift in the burden of Medicaid payments to the states.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, automatic reductions to several government programs were enacted during “sequestration”. These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including REMOXY and other ORADUR-based drug candidates, POSIDUR, ELADUR, Relday and TRANSDUR-Sufentanil. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market

On January 16, 2013, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1). We were given a 180-day period, until July 15, 2013, to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we regained compliance within the applicable time period as of February 1, 2013, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) and we do not regain compliance within the applicable 180-day time period, we may transfer our common stock listing to The Nasdaq Capital Market, provided that the Company (i) meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the closing bid price requirement) based on the Company’s most recent public filings and market information and (ii) notifies Nasdaq of its intent to cure this deficiency. Following a transfer to The Nasdaq Capital Market, the Company would be afforded the remainder of an additional 180 calendar day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under The Nasdaq Capital Market, unless it does not appear to NASDAQ that it would be possible for the Company to cure the deficiency.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

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

—

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, REMOXY or our other ORADUR-based drug candidates, ELADUR, Relday, TRANSDUR-Sufentanil or other product candidates;

—	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

—

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

—	announcements of technological innovations, patents, product approvals or new products by our competitors;

—	regulatory, judicial and patent developments in the United States and foreign countries;

—	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

—	developments concerning our strategic alliances or acquisitions;

—	actual or anticipated variations in our operating results;

—	changes in recommendations by securities analysts or lack of analyst coverage;

—	deviations in our operating results from the estimates of analysts;

—	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by others;

—	potential failure to meet continuing listing standards from The NASDAQ Global Market;

—	loss or disruption of facilities due to natural disasters;

—	changes in accounting principles; or

—	loss of any of our key scientific or management personnel.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

—	providing for a classified board of directors with staggered terms;

—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

—	eliminating the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent; and

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2019 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2019 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2018

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with an option to terminate after August 2017 and with two options to renew the lease term for an additional five years each after the current lease expires)

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

	Common Stock Price
Year ended December 31, 2012	Low	High
First Quarter	$0.71	$1.23
Second Quarter	0.68	0.96
Third Quarter	0.82	1.49
Fourth Quarter	0.61	1.71

Year ended December 31, 2013	Low	High
First Quarter	$0.90	$1.48
Second Quarter	0.76	1.85
Third Quarter	0.98	1.45
Fourth Quarter	1.20	1.77

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 14, 2014 was $1.65 per share. As of that date there were approximately 122 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2008. The graph assumes that $100 was invested on December 31, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/08 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
DURECT CORPORATION	100.00	72.86	101.77	34.81	27.14	51.03
NASDAQ STOCK MARKET (U.S.)	100.00	143.89	168.22	165.19	191.47	264.84
NASDAQ BIOTECHNOLOGY	100.00	115.63	132.98	148.69	196.12	324.80

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data at December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data at December 31, 2011, 2010 and 2009 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$3,590	$42,494	$22,360	$20,091	$12,347
Product revenue, net	11,736	10,576	11,127	11,500	12,113

Total revenue	15,326	53,070	33,487	31,591	24,460

Operating expenses:
Cost of revenue	4,837	4,654	4,713	4,275	5,311
Research and development	18,945	20,265	34,053	36,214	34,801
Selling, general and administrative	12,706	12,095	13,574	14,937	15,020

Total operating expenses	36,488	37,014	52,340	55,426	55,132

Income (loss) from operations	(21,162)	16,056	(18,853)	(23,835)	(30,672)
Other income (expense):
Interest and other income (expenses)	(284)	151	93	943	420
Interest expense	(6)	(7)	(5)	(6)	(36)

Net other income (expense)	(290)	144	88	937	384

Net income (loss)	$(21,452)	$16,200	$(18,765)	$(22,898)	$(30,288)

Basic net income (loss) per share	$(0.21)	$0.18	$(0.21)	$(0.26)	$(0.36)
Diluted net income (loss) per share	$(0.21)	$0.18	$(0.21)	$(0.26)	$(0.36)
Shares used in computing basic net income (loss) per share	103,078	88,433	87,410	86,868	83,427
Shares used in computing diluted net income (loss) per share	103,078	88,589	87,410	86,868	83,427

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$24,391	$28,932	$30,829	$49,572	$41,552
Working capital	21,143	29,428	22,410	36,936	34,796
Total assets	40,820	45,935	49,196	67,560	58,151
Other long-term liabilities	1,618	1,197	738	315	508
Stockholders’ equity	30,721	36,331	3,477	14,487	27,843

(1)	The 2012 figure includes the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received under terminated collaboration agreements with Nycomed, Pfizer and Hospira.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, 2012 and 2011 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

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

—	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

—	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

—	market opportunities for products in our product pipeline;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials and the possible commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, EMEA and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

—	the possibility that we may develop additional manufacturing capabilities;

—	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our product pipeline currently consists of eight investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of a NDA with the FDA for which a Complete Response Letter was received in February 2014, two programs in Phase II and four programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease and other chronic diseases.

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

Product Revenues

We have historically generated product revenue from the sale of three product lines:

—	ALZET® osmotic pumps for animal research use;

—	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

—	certain key excipients that are included in REMOXY and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2013, we had an accumulated deficit of $360.8 million. Our net losses were $21.5 million and $18.8 million for the years ended December 31, 2013 and 2011, respectively, while we generated net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2014 compared to 2013. We expect selling, general and administrative expenses to increase in 2014 compared to 2013. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Inventories

Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customer as well as management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. As of December 31, 2013, we had $1.2 million in inventory as well as $1.0 million of prepaid assets related to excipients that are included in REMOXY and other programs. In addition, we have future purchase commitments totaling $500,000 per year through 2018. In the event that we determine that we will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

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

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2013, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2013. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2013, 2012 and 2011

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents net reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, revenue recognized from ratable recognition of upfront fees, and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Collaborator
Zogenix, Inc. (Zogenix) (1)	$918	$1,872	$2,928
Pain Therapeutics, Inc. (Pain Therapeutics)	750	750	750
Pfizer Inc. (Pfizer) (2)	42	11,721	5,203
Hospira, Inc. (Hospira) (3)	—	23,726	11,419
Nycomed Danmark ApS (Nycomed) (4)	—	3,705	1,235
Others	1,880	720	825

Total collaborative research and development and other revenue	$3,590	$42,494	$22,360

(1)	Amounts related to ratable recognition of upfront fees were $241,000 in 2013, $312,000 in 2012, and $147,000 in 2011. A development and license agreement with Zogenix was entered into in July 2011; we and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix.

(2)	Amounts related to ratable recognition of upfront fees were zero in 2013, $9.9 million in 2012, and $2.7 million in 2011. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(3)	Amounts related to ratable recognition of upfront fees were zero in 2013, $3.7 million in 2012, and $1.2 million in 2011. Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements we formerly had in place with Nycomed. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to ratable recognition of upfront fees were zero in 2013, $21.8 million in 2012 and $3.6 million in 2011. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

We recorded $3.6 million, $42.5 million and $22.4 million of collaborative research and development revenue in 2013, 2012, and 2011, respectively. The decrease in collaborative research and development revenue in 2013 compared with 2012 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed (with respect to POSIDUR), Pfizer (with respect to ELADUR) and Hospira (with respect to POSIDUR) in the first quarter of 2012; the termination of the agreements and the related recognition of deferred revenue did not reflect additional cash proceeds to us in 2012. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in 2013 and 2012, collaborative research and development revenue decreased by $3.5 million in 2013 due to lower revenue recognized from our agreements with Zogenix and Pfizer as our role in the development activities for both Relday and REMOXY decreased in 2013, and lower revenue from our agreements with Hospira and Pfizer due to terminated agreements with respect to POSIDUR and ELADUR, partially offset by higher collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with 2012.

The increase in collaborative research and development revenue in 2012 compared with 2011 was primarily attributable to revenue of $35.4 million recognized as a result of the termination of our agreements with Nycomed, Pfizer and Hospira in the first quarter of 2012. Excluding the impact of recognition of the upfront fees from our agreements with collaborative partners in 2012 and 2011, collaborative research and development revenue decreased by $7.8 million in 2012 due to lower revenue recognized from our agreements with Hospira, Pfizer (with respect to ELADUR) and Zogenix as the development activities for POSIDUR, ELADUR, Relday and other feasibility partners decreased in 2012 compared with 2011, partially offset by higher collaborative research and development revenue recognized in connection with our agreements with Pfizer (with respect to REMOXY) in 2012.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. At December 31, 2013, $699,000 of the $2.25 million upfront fee had been recognized as revenue.

We also received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Hospira’s termination notice received by us in March 2012. At December 31, 2013, all of the $27.5 million upfront fee had been recognized as revenue.

We also received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Pfizer’s termination notice received by us in February 2012. At December 31, 2013, all of the $20.0 million upfront fee had been recognized as revenue.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Nycomed’s termination notice received by us in January 2012. At December 31, 2013, all of the $14.0 million upfront fee had been recognized as revenue.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY. Net product revenues were $11.7 million, $10.6 million and $11.1 million in 2013, 2012 and 2011, respectively.

The increase in product revenue in 2013 was primarily attributable to higher product revenue from our ALZET mini pump product line as a result of higher units sold and higher prices, higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY and another product compared to 2012.The decrease in product revenue in 2012 compared to 2011 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY to Pfizer and from our ALZET mini pump product line as a result of fewer units sold, partially offset by higher product revenue from our LACTEL polymer product line due to higher units sold compared to 2011. Revenues in 2013, 2012 and 2011 included $273,000, $48,000 and $490,000 in product revenue related to the shipments of excipients included in REMOXY.

Cost of product revenues

Cost of product revenues was $4.8 million, $4.7 million and $4.7 million in 2013, 2012 and 2011, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in REMOXY and another product.

The increase in the cost of product revenues in 2013 was primarily the result of higher cost of product revenues related to the sale of certain excipients to Pfizer and from our LACTEL product line, partially offset by slightly lower cost of product revenues from our ALZET product line arising from lower manufacturing costs for products sold in 2013 compared to 2012. The cost of product revenue in 2012 and 2011 was comparable primarily due to lower cost of goods sold related to the sale of certain excipients to Pfizer and related to our ALZET product line arising from lower units sold, partially offset by the result of higher manufacturing costs associated with our LACTEL product line due to higher units sold in 2012 compared to 2011. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

Stock-based compensation expense recognized related to cost of product revenues was $170,000, $244,000 and $328,000 in 2013, 2012 and 2011, respectively.

As of December 31, 2013, 2012 and 2011, we had 21, 24 and 24 manufacturing employees, respectively. As of February 14, 2014, we had 21 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $18.9 million, $20.3 million and $34.1 million in 2013, 2012 and 2011, respectively. Stock-based compensation expense recognized related to research and development personnel was $2.0 million, $2.6 million and $4.2 million in 2013, 2012 and 2011, respectively.

Research and development expenses decreased by $1.4 million in 2013 compared to 2012. The decreases in 2013 were primarily attributable to lower development costs associated with REMOXY, Relday, POSIDUR and TRANSDUR-Sufentanil, partially offset by higher research and development costs associated with depot injectable programs, other research programs, ORADUR-ADHD and ELADUR compared to 2012 as more fully discussed below.

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

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
POSIDUR (1)	$8,966	$9,700	$18,691
Depot Injectable Programs	3,932	2,503	4,658
Relday (1)	734	1,638	2,515
ORADUR-ADHD	689	596	1,492
REMOXY and other ORADUR-based opioid products (1)	397	2,164	2,684
ELADUR(1)	208	200	1,456
TRANSDUR-Sufentanil (1)	68	254	812
Others	3,951	3,210	1,745

Total research and development expenses	$18,945	$20,265	$34,053

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR decreased to $9.0 million in 2013 from $9.7 million in 2012, primarily due to lower external development costs for POSIDUR, partially offset by higher employee-related costs for POSIDUR compared with 2012.

Our research and development expenses for POSIDUR decreased to $9.7 million in 2012 from $18.7 million in 2011, primarily due to lower clinical trial expenses related to POSIDUR in 2012 as we largely completed the Phase III clinical study for POSIDUR in the fourth quarter of 2011.

Depot Injectable programs

Our research and development expenses for depot injectable programs increased to $3.9 million in 2013 from $2.5 million in 2012 primarily due to higher employee-related costs and higher costs related to research supplies as well as non-clinical studies for these programs compared with 2012.

Our research and development expenses for depot injectable programs decreased to $2.5 million in 2012 from $4.7 million in 2011 primarily due to lower employee-related costs and lower external costs for these programs in 2012 compared to 2011.

Relday

Our research and development expenses for Relday decreased to $734,000 in 2013 from $1.6 million in 2012 primarily due to decreased formulation development activities and non-clinical studies associated with Relday in 2013.

Our research and development expenses for Relday decreased to $1.6 million in 2012 from $2.5 million in 2011 primarily due to decreased formulation development activities and non-clinical studies associated with Relday as Zogenix filed an IND for Relday in the second quarter of 2012.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD increased to $689,000 in 2013 from $596,000 in 2012, primarily due to higher employee-related costs and higher outside expenses for these drug candidates compared with 2012.

Our research and development expenses for ORADUR-ADHD decreased to $596,000 in 2012 from $1.5 million in 2011, primarily due to lower employee-related costs incurred for this program.

REMOXY and other ORADUR-based opioid products

Our research and development expenses for REMOXY and other ORADUR-based opioids decreased to $397,000 in 2013 from $2.2 million in 2012, primarily due to lower employee-related costs as well as lower costs related to research supplies for REMOXY, as our role in assisting Pfizer diminished in 2013 compared with 2012.

Our research and development expenses for REMOXY and other ORADUR-based opioids decreased to $2.2 million in 2012 from $2.7 million in 2011, primarily due to decreased development support activities for REMOXY in 2012.

ELADUR

Our research and development expenses for ELADUR increased to $208,000 in 2013 from $200,000 in 2012, primarily due to higher employee-related costs related to this product candidate in 2013 compared with 2012.

Our research and development expenses for ELADUR decreased to $200,000 in 2012 from $1.5 million in 2011, primarily due to lower employee-related costs, non-clinical studies and contract manufacturing expenses related to this drug candidate.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil decreased to $68,000 in 2013 from $254,000 in 2012, primarily due to decreased non-clinical costs and employee-related costs for this drug candidate compared with 2012.

Our research and development expenses for TRANSDUR-Sufentanil decreased to $254,000 in 2012 from $812,000 in 2011, primarily due to decreased external costs and employee-related costs for this drug candidate in 2012 compared with 2011.

Other DURECT Research Programs

Our research and development expenses for all other activities increased to $4.0 million in 2013 from $3.2 million in 2012, primarily due to higher employee-related costs and higher external contract research and non-clinical studies costs for these research programs compared with 2012.

Our research and development expenses for all other activities increased to $3.2 million in 2012 from $1.7 million in 2011, primarily due to increased contract research costs and higher employee-related costs for these research programs in 2012 compared with 2011.

As of December 31, 2013, 2012 and 2011, we had 54, 54 and 72 research and development employees respectively. As of February 14, 2014, we had 54 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to increase in 2014 compared to 2013.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $12.7 million, $12.1 million and $13.6 million in 2013, 2012 and 2011, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.3 million, $1.5 million and $2.1 million in 2013, 2012 and 2011, respectively.

Selling, general and administrative expenses increased by $611,000 in 2013 compared to 2012, primarily due to higher employee related costs and marketing related expenses incurred in 2013 compared to 2012. Selling, general and administrative expenses decreased by $1.5 million in 2012 compared to 2011, primarily due to lower stock-based compensation expenses related to selling, general and administrative personnel as well as lower other employee-related costs and patent related expenses incurred in 2012 compared to 2011.

As of December 31, 2013, 2012 and 2011, we had 26, 26 and 28 selling, general and administrative personnel, respectively. As of February 14, 2014, we had 26 selling, general and administrative employees, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses to increase in 2014 compared to 2013.

Other Income (Expense).    Interest and other income (expense) was ($284,000), $151,000 and $134,000 in 2013, 2012 and 2011, respectively. In 2013, other expense included income tax expense of $320,000 related to the cumulative impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000. In 2012, we received a payment of $83,000 from selling of certain used lab equipment. In 2011, we had higher average cash and investment balances compared with 2012. Interest expense was $6,000, $7,000 and $46,000 in 2013, 2012 and 2011, respectively.

Income taxes.    As of December 31, 2013, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $258.6 million, which expire in the years 2019 through 2033, and federal research and development tax credits of approximately $8.4 million, which expire at various dates beginning in 2018 through 2033, if not utilized. As of December 31, 2013, we had NOL carryforwards for state income tax purposes of approximately $186.0 million, which expire in the years 2014 through 2033, and state research and development tax credits of approximately $9.1 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2013 and 2012, we had net deferred tax assets of $122.0 million and $110.3 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2013 and 2012. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012 and November 2013, we completed an underwritten public offering in which we sold an aggregate of approximately 14.0 million shares and approximately 8.2 million shares, respectively, of our common stock pursuant to an effective registration statement. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2013 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $24.4 million and $28.9 million at December 31, 2013 and 2012, respectively. This includes $450,000 and $400,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2013 and 2012, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in Alabama and California. The letter of credit for our leased facility in Alabama will expire in July 2021 and the letter of credit for our leased facility in California will expire in February 2019.

We used $15.4 million, $13.4 million and $17.4 million cash in operating activities in the year ended December 31, 2013, 2012 and 2011, respectively. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $16.2 million in 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with up-front fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on our financial statements in 2012. The increase in cash used in operations in 2013 compared with 2012 was primarily attributable to the increases in accounts payable and prepaid expenses, offset by the decreases in contract research liability in 2013 compared with 2012. The decrease in cash used for operations was mainly attributable to the increase in accounts receivable, partially offset by the decrease in contract research liability and deferred revenue in 2012 compared to 2011.

We generated $1.1 million, $3.9 million and $14.7 million of cash from investing activities in the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash received from investing activities in 2013 compared to 2012 was primarily due to a decrease in net proceeds from maturities of available-for-sale securities, partially offset by a decrease in purchases of property and equipment in 2013 compared to 2012. The decrease in cash received from investing activities in 2012 compared to 2011 was primarily due to a decrease in net proceeds from maturities of available-for-sale securities, partially offset by a decrease in purchases of property and equipment in 2012 compared to 2011. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The actual amount and timing of other capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We generated $11.0 million, $11.8 million and $1.1 million of cash from financing activities in the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash provided by financing activities in 2013 compared to 2012 was primarily due to lower cash proceeds received from an equity financing in 2013 compared with 2012, partially offset by higher proceeds from exercises of stock options in 2013 compared to 2012. The increase in cash provided by financing activities in 2012 compared to 2011 was primarily due to approximately $11.6 million of cash received from an equity financing in 2012, partially offset by lower proceeds from exercises of stock options in 2012 compared to 2011.

In May 2012, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in May 2012, allowed us to offer up to $50 million of securities from time to time in one or more public offerings of our common stock. In December 2012, we completed an underwritten public offering in which we sold an aggregate of 14,000,000 shares of our common stock pursuant to an effective registration statement at a price to the public of $0.90 per share. We received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and estimated offering expenses. In November 2013, we completed an underwritten public offering in which we sold an aggregate of 8,214,287 shares of our common stock pursuant to an effective registration statement at a price to the public of $1.40 per share. We received net proceeds of approximately $10.6 million after deducting underwriting discounts and commissions and estimated offering expenses. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent.

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

Contractual Obligations	2014	2015	2016	2017	2018	2019 and thereafter	Total
Capital lease (1)	$14	$14	$7	$—	$—	$—	$35
Purchase commitments	500	500	500	500	500	—	2,500
Operating lease obligations	1,871	1,941	1,970	2,000	1,948	1,056	10,786

Total contractual cash obligations	$2,385	$2,455	$2,477	$2,500	$2,448	$1,056	$13,321

(1)	Includes principal and interest payments.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2013, approximately 60% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 24% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2013 by year of maturity (dollars in thousands):

	2014	2015	Total
Cash equivalents:
Fixed rate	$5,300	$—	$5,300
Average fixed rate	0.17%	—	0.17%
Variable rate	$34	$—	$34
Average variable rate	0.01%	—	0.01%
Short-term investments:
Fixed rate	$12,753	$—	$12,753
Average fixed rate	0.21%	—	0.21%
Long-term investments:
Fixed rate	$—	$3,352	$3,352
Average fixed rate	—	0.26%	0.26%
Restricted investments:
Fixed rate	$450	$—	$450
Average fixed rate	0.10%	—	0.10%

Total investment securities	$18,537	$3,352	$21,889

Average rate	0.20%	0.26%	0.20%

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2014

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012

A S S E T S
Current assets:
Cash and cash equivalents	$7,836	$11,195
Short-term investments	12,753	17,337
Accounts receivable (net of allowances of $144 at December 31, 2013 and $154 at December 31, 2012)	2,349	2,166
Inventories	3,502	3,399
Prepaid expenses and other current assets	1,888	2,258

Total current assets	28,328	36,355
Property and equipment, net	1,985	2,457
Goodwill	6,399	6,399
Intangible assets, net	18	36
Long-term investments	3,352	—
Long-term restricted investments	450	400
Other long-term assets	288	288

Total assets	$40,820	$45,935

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$736	$1,785
Accrued liabilities	5,865	3,997
Contract research liabilities	329	483
Deferred revenue, current portion	255	662

Total current liabilities	7,185	6,927
Deferred revenue, non-current portion	1,296	1,480
Other long-term liabilities	1,618	1,197
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000 shares authorized; 110,409 and 101,880 shares issued and outstanding at December 31, 2013 and 2012, respectively	11	10
Additional paid-in capital	391,504	375,658
Accumulated other comprehensive income	1	6
Accumulated deficit	(360,795)	(339,343)

Stockholders’ equity	30,721	36,331

Total liabilities and stockholders’ equity	$40,820	$45,935

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Collaborative research and development and other revenue	$3,590	$42,494	$22,360
Product revenue, net	11,736	10,576	11,127

Total revenues	15,326	53,070	33,487

Operating expenses:
Cost of product revenues	4,837	4,654	4,713
Research and development	18,945	20,265	34,053
Selling, general and administrative	12,706	12,095	13,574

Total operating expenses	36,488	37,014	52,340

Income (loss) from operations	(21,162)	16,056	(18,853)
Other income (expense):
Interest and other income (expenses)	(284)	151	93
Interest expense	(6)	(7)	(5)

Net other income (expense)	(290)	144	88

Net income (loss)	(21,452)	16,200	(18,765)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(5)	1	(1)

Total comprehensive income (loss)	$(21,457)	$16,201	$(18,766)

Net income (loss) per share
Basic	$(0.21)	$0.18	$(0.21)

Diluted	$(0.21)	$0.18	$(0.21)

Weighted-average shares used in computing net income (loss) per share
Basic	103,078	88,433	87,410

Diluted	103,078	88,589	87,410

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	87,053	$8	$351,251	$6	$(336,778)	$14,487
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	494	1	1,125	—	—	1,126
Stock-based compensation expense from stock options and ESPP shares	—	—	6,630	—	—	6,630
Net loss	—	—	—	—	(18,765)	(18,765)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)

Balance at December 31, 2011	87,547	9	359,006	5	(355,543)	3,477
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	333	—	231	—	—	231
Issuance of common stock upon equity financing, net of issuance cost of $983	14,000	1	11,616	—	—	11,617
Stock-based compensation expense from stock options and ESPP shares	—	—	4,805	—	—	4,805
Net income	—	—	—	—	16,200	16,200
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	1	—	1

Balance at December 31, 2012	101,880	10	375,658	6	(339,343)	36,331
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	315	—	315	—	—	315
Issuance of common stock upon equity financing, net of issuance cost of $825	8,214	1	10,674	—	—	10,675
Stock-based compensation expense from stock options and ESPP shares	—	—	4,857	—	—	4,857
Net loss	—	—	—	—	(21,452)	(21,452)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(5)	—	(5)

Balance at December 31, 2013	110,409	$11	$391,504	$1	$(360,795)	$30,721

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(21,452)	$16,200	$(18,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	558	964	1,176
Stock-based compensation	3,426	4,320	6,641
Loss (gain) on impairment and disposal of fixed assets	—	(73)	8
Inventory write-off	574	193	242
Changes in assets and liabilities:
Accounts receivable	(183)	1,282	268
Inventories	(681)	(353)	(670)
Prepaid expenses and other assets	370	(372)	1,099
Accounts payable	(1,049)	511	293
Accrued liabilities	3,734	78	(1,464)
Contract research liability	(154)	(878)	(748)
Deferred revenue	(591)	(35,320)	(5,466)

Total adjustments	6,004	(29,648)	1,379

Net cash used in operating activities	(15,448)	(13,448)	(17,386)
Cash flows from investing activities
Purchases of property and equipment	(69)	(290)	(2,467)
Purchases of available-for-sale securities	(20,403)	(25,155)	(30,320)
Proceeds from sales of available-for-sale securities	—	—	349
Proceeds from maturities of available-for-sale securities	21,580	29,352	47,172

Net cash provided by investing activities	1,108	3,907	14,734
Cash flows from financing activities
Payments on equipment financing obligations	(9)	(8)	(15)
Net proceeds from issuances of common stock upon exercise of stock options and purchases of ESPP shares	315	231	1,126
Net proceeds from issuance of common stock in connection with equity financing	10,675	11,617	—

Net cash provided by financing activities	10,981	11,840	1,111

Net increase (decrease) in cash and cash equivalents	(3,359)	2,299	(1,541)
Cash and cash equivalents at beginning of year	11,195	8,896	10,437

Cash and cash equivalents at end of year	$7,836	$11,195	$8,896

Supplemental disclosure of cash flow information
Cash paid for interest	$6	$7	$5

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

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain other expense balances on the statements of operations and comprehensive income (loss) have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY and another product. In 2013, revenue from the ALZET product line and the LACTEL product line accounted for 48% and 26% of total revenue, respectively. In 2012, revenue from the ALZET product line and the LACTEL product line accounted for 13% and 7% of total revenue, respectively. In 2011, revenue from the ALZET product line and the LACTEL product line accounted for 22% and 9% of total revenue, respectively. Total revenue in 2012 reflected one-time recognition of $35.4 million of collaborative research and development revenue as a result of the termination of the Company’s agreements with Nycomed, Pfizer and Hospira.

In 2013, Tolmar Inc. accounted for 15% of the Company’s total revenues. In 2012, Hospira and Pfizer accounted for 45% and 22% of the Company’s total revenues, respectively. In 2011, Hospira and Pfizer accounted for 34% and 16% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2013, 2012 and 2011 are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$11,087	$44,687	$27,782
Europe	2,089	6,285	3,651
Japan	1,104	1,151	1,183
Other	1,046	947	871

Total	$15,326	$53,070	$33,487

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. As of December 31, 2013, the Company had $1.2 million in inventory and $1.0 million of prepaid assets related to excipients that are included in REMOXY and other programs. In addition, the Company has future purchase commitments totaling $500,000 per year through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,404	$1,149
Work in-process	1,063	1,011
Finished goods	1,035	1,239

Total inventories	$3,502	$3,399

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2013, there have been no material impairment losses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e., not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaborative agreements, the Company’s third-party collaborators will take the lead in commercialization activities and the Company is typically not involved in the achievement of sales-based milestones. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, the Company has no future performance obligations related to any milestone payments.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income as of December 31, 2013, 2012 and 2011 is entirely comprised of unrealized gains or losses on available-for-sale securities.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

and warrants. The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerators:
Net income (loss)	$(21,452)	$16,200	$(18,765)
Denominators:
Weighted average shares used to compute basic net income (loss) per share	103,078	88,433	87,410
Effect of dilutive securities:
Dilution from stock options	—	150	—
Dilution from ESPP	—	6	—

Dilutive common shares	—	156	—

Weighted average shares used to compute basic net income (loss) per share	103,078	88,589	87,410

Net income (loss) per share:
Basic	$(0.21)	$0.18	$(0.21)

Diluted	$(0.21)	$0.18	$(0.21)

The computation of diluted net income (loss) per share for the years ended December 31, 2013, 2012 and 2011 excludes the impact of options to purchase 19.6 million, 20.7 million and 21.3 million shares of common stock outstanding, respectively, at December 31, 2013, 2012 and 2011, as such impact would be antidilutive.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.  Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Collaborator
Zogenix, Inc. (Zogenix) (1)	$918	$1,872	$2,928
Pain Therapeutics, Inc. (Pain Therapeutics)	750	750	750
Pfizer Inc. (Pfizer) (2)	42	11,721	5,203
Hospira, Inc. (Hospira) (3)	—	23,726	11,419
Nycomed Danmark ApS (Nycomed) (4)	—	3,705	1,235
Others	1,880	720	825

Total collaborative research and development and other revenue	$3,590	$42,494	$22,360

(1)	Amounts related to ratable recognition of upfront fees were $241,000 in 2013, $312,000 in 2012, and $147,000 in 2011. A development and license agreement with Zogenix was entered into in July 2011; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.

(2)	Amounts related to ratable recognition of upfront fees were zero in 2013, $9.9 million in 2012, and $2.7 million in 2011. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements the Company formerly had in place with King; accordingly amounts attributed to King are now shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and the Company dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(3)	Amounts related to ratable recognition of upfront fees were zero in 2013, $3.7 million in 2012, and $1.2 million in 2011. Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, the Company was notified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR (SABER-Bupivacaine) in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to ratable recognition of upfront fees were zero in 2013, $21.8 million in 2012 and $3.6 million in 2011. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

As of February 14, 2014, the Company had potential milestones of up to $171.6 million that the Company may receive in the future under its collaborative arrangements, of which $66.6 million are development-based milestones and $105.0 million are sales-based milestones. Within the category of development-based milestones, $3.1 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $9.8 million are related

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

to late stage clinical testing (defined as Phase III activities), $17.7 million are related to regulatory filings, and $36.0 million are related to regulatory approvals.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the four drug candidates currently in development, the Company is entitled to receive milestone payments of up to $9.3 million in the aggregate. As of December 31, 2013, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program.

The Company recognizes collaborative research and development revenue related to research and development activities for REMOXY and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $750,000 in 2013, 2012 and 2011. The cumulative aggregate payments received by the Company as of December 31, 2013 were $34.2 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of December 31, 2013). There are no sales-based milestones under the agreement.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $42,000, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Prior to March 2009, the Company recognized collaborative research and development

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of December 31, 2013 were $7.1 million under this agreement.

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

In 2013, 2012 and 2011, the Company recognized $273,000, $48,000 and $490,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was $165,000, $33,000 and $302,000, respectively.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2013), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2013). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retains the right to supply Zogenix’s Phase III clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement.

The Company retains the right to terminate the Zogenix Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the Zogenix Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the Zogenix Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitory board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the Zogenix Agreement with or without cause, at any time upon prior written notice.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2013 were $10.6 million under these agreements.

	Year Ended December 31,
	2013	2012	2011
Ratable recognition of upfront payment	$241	$312	$146
Research and development expenses reimbursable by Zogenix	677	1,560	2,782

Total collaborative research and development revenue	$918	$1,872	$2,928

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table provides a summary of amounts comprising the Company’s net share of the research and development costs for POSIDUR under the agreement with Hospira (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development expenses reimbursable by Hospira	$—	$1,968	$7,792
Research and development expenses reimbursable by the Company	—	—	—

Net payable to Hospira	—	—	—

Net receivable from Hospira	$—	$1,968	$7,792

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2013 were $40.7 million under this agreement.

	Year Ended December 31,
	2013	2012	2011
Recognition of upfront payment (1)	$—	$21,758	$3,627
Research and development expenses reimbursable by Hospira	—	1,968	7,792

Total collaborative research and development revenue	$—	$23,726	$11,419

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the POSIDUR agreement by Hospira. As a result of the termination of the Hospira agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $21.8 million deferred revenue related to the upfront fee of the development and license agreement.

Agreement with Nycomed

In November 2006, the Company entered into a development and license agreement with Nycomed, which was amended in February 2010 and February 2011. Under the terms of the agreement, as amended, the Company

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed was zero in 2013, 2012 and 2011.

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2013 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Recognition of upfront payment (1)	$—	$3,705	$1,235
Research and development expenses reimbursable by Nycomed	—	—	—

Total collaborative research and development revenue	$—	$3,705	$1,235

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Nycomed. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $3.7 million deferred revenue related to the upfront fee of the development and license agreement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with King with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2013 were $29.2 million under this agreement.

	Year Ended December 31,
	2013	2012	2011
Recognition of upfront payment (1)	$—	$9,895	$2,708
Research and development expenses reimbursable by King	—	124	1,150

Total collaborative research and development revenue	$—	$10,019	$3,858

(1)	The Company’s estimate of the term of our continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Pfizer. As a result of the termination of this agreement for ELADUR, the Company recorded as revenue during the first quarter of 2012 the remaining $9.9 million deferred revenue related to the upfront fee of the development and license agreement.

3.  Intangible Assets and Goodwill

Intangible assets recorded in connection with the Company’s acquisitions consist of the following (in thousands):

	December 31, 2013
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(573)	18
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,433)	$18

	December 31, 2012
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(555)	36
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,415)	$36

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

The net amount of intangible assets at December 31, 2013 was $18,000, which will be amortized as follows: $17,900 in 2014 and $100 in 2015. Should any intangible assets become impaired, the Company will write them down to their estimated fair value.

Goodwill totaled $6.4 million at December 31, 2013. The Company evaluates goodwill for impairment at least annually. In 2013, 2012 and 2011 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$34	$—	$—	$34
Certificates of deposit	—	450	—	450
Commercial paper	—	1,249	—	1,249
Corporate debt	—	3,258	—	3,258
U.S. Government agencies	—	16,898	—	16,898

Total	$34	$21,855	$—	$21,889

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2013 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$34	$—	$—	$34
Certificates of deposit	450	—	—	450
Commercial paper	1,249	—	—	1,249
Corporate debt	3,257	1	—	3,258
U.S. Government agencies	16,898	1	(1)	16,898

	$21,888	$2	$(1)	$21,889

Reported as:
Cash and cash equivalents	$5,334	$—	$—	$5,334
Short-term investments	12,752	2	(1)	12,753
Long-term investments	3,352	—	—	3,352
Long-term restricted investments	450	—	—	450

	$21,888	$2	$(1)	$21,889

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$4,204	$—	$—	$4,204
Certificates of deposit	550	—	—	550
Commercial paper	8,993	—	—	8,993
Corporate debt	3,806	1	—	3,807
U.S. Government agencies	10,045	5	—	10,050

	$27,598	$6	$—	$27,604

Reported as:
Cash and cash equivalents	$9,867	$—	$—	$9,867
Short-term investments	17,331	6	—	17,337
Long-term restricted investments	400	—	—	400

	$27,598	$6	$—	$27,604

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2013, by contractual maturity (in thousands):

	December 31, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$18,502	$18,503
Mature after one year through five years	3,352	3,352

	$21,854	$21,855

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2013 or 2012.

As of December 31, 2013, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Equipment	$12,438	$12,369
Leasehold improvement	9,855	9,755
Construction-in-progress	180	289

	22,473	22,413
Less accumulated depreciation and amortization	(20,488)	(19,956)

Property and equipment, net	$1,985	$2,457

Depreciation expense was $541,000, $948,000 and $1.2 million in 2013, 2012 and 2011, respectively. Amortization expense was $9,306, $9,307 and $9,844 in 2013, 2012 and 2011 for assets held under capital leases, respectively.

As of December 31, 2013, the Company has recorded $558,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.    Restricted Investments

As of December 31, 2013 and 2012, the Company had $450,000 and $400,000, respectively, recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facilities in Alabama and California.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Commitments

Operating Leases

The Company has lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.5 million, $1.6 million and $2.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum payments (including principal and interest) under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2014	$2,385
2015	2,455
2016	2,477
2017	2,500
Thereafter	3,504

$13,321

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018.

8.    Stockholders’ Equity

Common Stock

In December 2012, the Company completed an underwritten public offering through which was sold an aggregate of 14,000,000 shares of common stock pursuant to an effective registration statement at a price to the public of $0.90 per share. The Company received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and offering expenses.

In November 2013, the Company completed an underwritten public offering through which was sold an aggregate of 8,214,287 shares of common stock pursuant to an effective registration statement at a price to the public of $1.40 per share. The Company received net proceeds of approximately $10.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

In December 2013, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allows for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which it may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In April 2013, the Board of Directors approved certain amendments to the 2000 Stock Plan to: (i) increase the number of stock options granted to a non-employee director on the date which such person first becomes a director from 30,000 to 70,000 shares of common stock; each option shall have a ten-year term, become exercisable in installments of one-third of the total number of options granted on each anniversary of the grant and have a two-year period following termination of Director status in which the former director can exercise the option; (ii) modify the exercise period for future option grants to a non-employee director in which a former director can exercise the option following termination of Director status from a one year period to a two-year period.

Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. Options may be granted with different vesting terms from time to time not to exceed five years from the date of grant.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2013, 3,406,167 shares of common stock were available for future grant and options to purchase 23,114,331 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of December 31, 2013, no shares of common stock were available for future grant and options to purchase 622,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

The plan expires in June 2020. A total of 2,200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2013, 245,377 shares of common stock were available for future grant and 1,954,623 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2013, shares of common stock reserved for future issuance consisted of the following:

December 31, 2013
Stock options outstanding	23,736,331
Stock options available for grant	3,406,167
Employee Stock Purchase Plan	245,377

27,387,875

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	19,383,134	$3.68	6.36	$—
Options granted	2,931,779	$3.17
Options exercised	(300,809)	$2.71
Options forfeited	(923,172)	$2.91
Options expired	(625,868)	$7.21

Outstanding at December 31, 2011	20,465,064	$3.55	5.65	$—
Options granted	3,418,287	$0.79
Options exercised	(179,067)	$0.78
Options forfeited	(640,649)	$2.47
Options expired	(2,161,479)	$4.37

Outstanding at December 31, 2012	20,902,156	$3.07	5.41	$—
Options granted	4,592,849	$1.21
Options exercised	(187,014)	$1.01
Options forfeited	(54,308)	$1.62
Options expired	(1,517,352)	$3.17

Outstanding at December 31, 2013	23,736,331	$2.73	5.60	$5.2

Exercisable at December 31, 2013	19,900,600	$2.97	5.04	$3.2

Vested and expected to vest at December 31, 2013	23,374,815	$2.75	5.54	$5.0

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $77,000, $103,000 and $248,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

In February 2012 and February 2013, the Company granted its employees stock options to purchase 966,000 and 1.7 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.85 in 2013, $0.54 in 2012 and $2.13 in 2011 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2013, 2012 and 2011.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2013, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive income (loss) is shown as below (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of product revenues	$170	$244	$328
Research and development	1,999	2,602	4,181
Selling, general and administrative	1,257	1,474	2,132

	$3,426	$4,320	$6,641

Because the Company had a net operating loss carryforward as of December 31, 2013, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2013, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. In 2011, 2012 and 2013, the Company determined the expected life using historical options experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in February 2012 and February 2013) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Stock Options
Risk-free rate	0.9-2.9%	0.9-1.5%	1.2-2.7%
Expected dividend yield	—	—	—
Expected term (in years)	5.3 – 10.0	5.5 – 6.5	6.3
Volatility	77-86%	78-81%	73-77%
Forfeiture rate	8.4%	7.7%	6.1%

	Year ended December 31,
	2013	2012	2011
Employee Stock Purchase Plan
Risk-free rate	0.1-0.2%	0.1-1.0%	0.1-1.0%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	1.3	1.3
Volatility	64-81%	69-101%	50-163%

There were 128,433, 153,730 and 192,997 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2013, 2012 and 2011, respectively. Included in the statement of operations for the year ended December 31, 2013, 2012 and 2011 was $56,000, $36,000 and $63,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2013, $2.9 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2017. The weighted average term of the unrecognized stock-based compensation expense is 1.7 years.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 – 0.73	20,000	8.28	$0.73	7,500	$0.73
$0.74 – 0.78	2,747,977	8.04	$0.78	1,859,091	$0.78
$0.82 – 1.20	501,105	9.05	$1.01	228,371	$0.94
$1.21 – 1.21	3,814,429	9.10	$1.21	2,315,220	$1.21
$1.24 – 2.13	1,840,314	6.08	$1.86	1,428,844	$2.02
$2.18 – 2.18	2,522,000	5.79	$2.18	2,411,057	$2.18
$2.22 – 3.11	3,295,880	4.17	$2.92	3,269,786	$2.92
$3.12 – 3.26	3,315,805	4.32	$3.24	2,722,535	$3.24
$3.29 – 4.43	2,405,285	3.07	$4.12	2,384,660	$4.13
$4.45 – 6.32	3,273,536	3.08	$5.56	3,273,536	$5.56

$0.73 – 6.32	23,736,331	5.60	$2.73	19,900,600	$2.97

The Company received $188,000, $140,000 and $815,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2013, 2012 and 2011, respectively.

9.    Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $320,000 on its balance sheet at December 31, 2013 that arose from tax amortization of an indefinitely-lived intangible. The Company also recorded a deferred tax provision of $320,000 related to the deferred tax liability in the year ended December 31, 2013. There was no provision for income taxes in prior years as the Company has incurred losses to date.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. federal taxes provision (benefit) at statutory rate	$(7,184)	$5,516	$(6,377)
State taxes	—	—	—
Change in valuation allowance	9,517	(7,208)	5,355
Stock-based compensation	375	1,688	995
Change in deferreds	(1,718)	—	—
Other	(670)	4	27

Total income tax provision	$320	$—	$—

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2013, 2012 and 2011, total income tax provision was $320,000, zero and zero, respectively. The Company has presented the $320,000 of deferred income tax provision in interest and other income (expenses) in its statements of operation and comprehensive income (loss) for the year ended December 31, 2013. Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$98,425	$91,979
Research and other credits	10,127	9,191
Capitalized research and development expenses	498	179
Deferred revenue	584	624
Stock-based compensation	8,661	6,708
Other	3,724	1,600

Total deferred tax assets	122,019	110,281
Valuation allowance for deferred tax assets	(122,019)	(110,281)
Deferred tax liabilities—Intangibles	(320)	—

Net deferred tax assets and liabilities	$(320)	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.7 million, decreased by $10.7 million and increased by $5.1 million during 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $258.6 million, which expire in the years 2019 through 2033, and federal research and development tax credits of approximately $8.4 million which expire at various dates beginning in 2018 through 2033, if not utilized.

As of December 31, 2013, the Company had net operating loss carryforwards for state income tax purposes of approximately $186.0 million, which expire in the years 2014 through 2033, if not utilized, and state research and development tax credits of approximately $9.1 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2012 and December 31, 2013, the Company had unrecognized tax benefits of approximately $4.8 million and $5.3 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of the year	$4,777	$4,644
Increases (decrease) related to prior year tax positions	88	—
Increases (decrease) related to current year tax positions	387	133
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$5,252	$4,777

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2013 due to unutilized net operating losses and research credits.

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

11.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012*	2013	2012	2013	2012	2013	2012
Revenue	$4,153	$41,185	$3,918	$4,796	$2,966	$3,828	$4,289	$3,262
Net income (loss)	$(5,183)	$30,829	$(5,145)	$(4,328)	$(6,024)	$(4,803)	$(5,100)	$(5,498)
Basic net income (loss) per share	$(0.05)	$0.35	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)	$(0.06)
Diluted net income (loss) per share	$(0.05)	$0.35	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)	$(0.06)

*	Revenue in the first quarter of 2012 included one-time recognition of $35.4 million of collaborative research and development revenue as a result of the termination of the Company’s agreements with Nycomed, Pfizer and Hospira.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Events

Agreement with Impax Laboratories, Inc.

On January 3, 2014, the Company and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Agreement, the Company has granted Impax an exclusive worldwide license to the Company’s proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, the Company’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse the Company for certain future research and development it may be requested to conduct on the product.

In connection with the asset transfer and license, Impax agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are commercialization-based milestones. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2014

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

Number	Description

3.7	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

3.8	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2011).

4.2	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

4.3	Preferred Shares Rights Agreement, dated as of July 6, 2001, between the Company and EquiServe Trust Company, N.A. including the form of Certificate of Designation, the form of the Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-31615) filed on July 10, 2001).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.3+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 27, 2011).

10.4+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6**	Second Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation effective April 28, 1999 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Product Acquisition Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank dated as of October 28, 1998 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.9**	Manufacturing and Supply Agreement between Neuro-Biometrix, Inc. and Novel Biomedical, Inc. dated as of November 24, 1997 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.10**	Master Services Agreement between the Company and Quintiles, Inc. dated as of November 1, 1999 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.11	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

Number	Description
10.12	Sublease Amendment between the Company and Ciena Corporation dated as of November 29, 1999 and Sublease Agreement between Company and Lightera Networks, Inc. dated as of March 10, 1999 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.13**	Project Proposal between the Company and Chesapeake Biological Laboratories, Inc. dated as of October 11, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.17	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.18	Warrant issued to ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.19	Amended and Restated Market Stand-off Agreement between the Company and ALZA Corporation dated as of April 14, 2000 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.20**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.21	Warrant issued to Silicon Valley Bank dated December 16, 1999 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.22	Amendment to Second Amended and Restated Investors’ Rights Agreement dated as of April 14, 2000 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.23**	Master Agreement between the Company and Pacific Data Designs, Inc. dated as of July 6, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.24**	Master Services Agreement between the Company and Clinimetrics Research Associates, Inc. dated as of July 11, 2000 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.25**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.26	Lease between Sobrato Development Companies #850 and the Company (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 13, 2001).

10.27	Southern BioSystems, Inc. 1993 Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

10.28	Southern Research Technologies, Inc. 1995 Nonqualified Stock Option Plan (as amended) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-61224) filed on May 18, 2001).

Number	Description
10.29**	Feasibility, Development and Commercialization Agreement between Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Voyager Pharmaceutical Corporation dated as of July 22, 2002 (incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.30**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.31**	Third Amended and Restated Development and Commercialization Agreement between the Company and ALZA Corporation dated as of October 1, 2002 (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.32**	Development and License Agreement between the Company, Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and BioPartners, GmbH dated as of October 18, 2002 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.33**	Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of November 8, 2002 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.34**†	Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 14, 2003).

10.35	Sublease between the Company and Norian Corporation with commencement date of January 1, 2004 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.36	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.37	Amendment to Development, Commercialization and Supply License Agreement between the Company and Endo Pharmaceuticals Inc. dated as of January 28, 2004 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.38	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of May 1, 2004 (incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.39**	License and Commercial Agreement between the Company and NeuroSystec Corporation dated as of May 13, 2004 (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2004).

10.40	Commercial Lease between the Company and EWE, Inc. dated as of September 21, 2004 (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 5, 2004).

10.41**	License agreement between the Company and Endo Pharmaceuticals, Inc. dated as of March 10, 2005 (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2005).

Number	Description
10.42	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of April 25, 2005 (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 4, 2005).

10.43	Third Addendum to Lease between the Company and Garaventa Properties dated as of July 8, 2005 (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.44	Lease between the Company and RWC, LLC dated as of September 1, 2005 (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on October 13, 2005).

10.45**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.46**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.47	Indenture of Lease between the Company and the Board of Trustees of the University of Alabama dated as of October 17, 2006 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.48**	Development and License Agreement between the Company and NYCOMED Danmark ApS dated as of November 29, 2006 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.49**	License Agreement between the Company and EpiCept Corporation dated as of December 20, 2006 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 15, 2007).

10.50	Lease between the Company and KLP Properties dated as of April 23, 2008 (incorporated by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 8, 2008).

10.51	Amendment No. 1 to License Agreement between the Company and EpiCept Corporation dated as of September 12, 2008 (incorporated by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.52**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.53	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 23, 2008 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 10, 2009).

10.54	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.55**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.56	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

Number	Description
10.57**	Amendment No. 1 to Development and License Agreement between the Company and Nycomed Danmark, ApS dated February 18, 2010 (incorporated by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 10, 2010).

10.58	Amendment to Commercial Real Estate Lease between the Company and EWE, Inc. effective May 10, 2010 (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.59**	Development and License Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.60	Supply Agreement between the Company and Hospira, Inc. dated June 1, 2010 (incorporated by reference to Exhibit 10.60 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

10.61	Common Stock Purchase Agreement between DURECT Corporation and Azimuth Opportunity Ltd., dated July 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on July 1, 2010).

10.62	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.63	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.64**	Amendment No. 2 to Development and License Agreement between DURECT Corporation and Nycomed Danmark, APS dated February 8, 2011 (incorporated by reference to Exhibit 10.64 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 6, 2011).

10.65	Amendment to Commercial Lease between the Company and EWE, Inc. effective May 23, 2011 (incorporated by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2011).

10.66**	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011 (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 7, 2011).

10.67	Lease Termination Agreement between ECI TWO RESULTS LLC and the Company dated as of October 27, 2011 (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 2, 2012).

10.68	Amendment to Commercial Lease between the Company and EWE, Inc. effective December 19, 2011 (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 2, 2012).

10.69	Amendment to Commercial Lease between the Company and EWE, Inc. effective March 9, 2012 (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 4, 2012).

10.70**	Amendment dated March 18, 2013 to Development and License Agreement dated July 11, 2011 between the Company and Zogenix, Inc (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 3, 2013).

10.71	Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013(incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

Number	Description
10.72	Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013(incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.73	Second Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated November 11, 2013.

10.74	Executive Change of Control Policy, as amended December 12, 2013

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

†	Refiled with additional disclosure previously treated as confidential.

+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2013
Allowance for doubtful accounts	$154	$(20)	$10	$144
December 31, 2012
Allowance for doubtful accounts	$98	$73	$(17)	$154
December 31, 2011
Allowance for doubtful accounts	$107	$(23)	$14	$98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: February 28, 2014

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	February 28, 2014

/S/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	February 28, 2014

/s/ SIMON X. BENITO Simon X. Benito	Director	February 28, 2014

/s/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	February 28, 2014

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	February 28, 2014

/s/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	February 28, 2014

/s/ JON S. SAXE Jon S. Saxe	Director	February 28, 2014

/s/ JAY SHEPARD Jay Shepard	Director	February 28, 2014