Form 10-Q
period 2014-03-31
DURECT CORP
filed 2014-05-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2014, there were 110,522,882 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$1,970	$7,836
Short-term investments	15,838	12,753
Accounts receivable (net of allowances of $197 at March 31, 2014 and $144 at December 31, 2013)	2,108	2,349
Inventories	3,510	3,502
Prepaid expenses and other current assets	2,064	1,888

Total current assets	25,490	28,328
Property and equipment (net of accumulated depreciation of $20,638 and $20,488 at March 31, 2014 and December 31, 2013, respectively)	1,837	1,985
Goodwill	6,399	6,399
Intangible assets, net	13	18
Long-term investments	3,611	3,352
Long-term restricted investments	350	450
Other long-term assets	288	288

Total assets	$37,988	$40,820

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,161	$736
Accrued liabilities	3,869	5,865
Contract research liabilities	202	329
Deferred revenue, current portion	255	255

Total current liabilities	5,487	7,185
Deferred revenue, non-current portion	1,232	1,296
Other long-term liabilities	1,604	1,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	11	11
Additional paid-in capital	394,044	391,504
Accumulated other comprehensive income	5	1
Accumulated deficit	(364,395)	(360,795)

Stockholders’ equity	29,665	30,721

Total liabilities and stockholders’ equity	$37,988	$40,820

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Collaborative research and development and other revenue (see Note 2)	$3,512	$913
Product revenue, net	2,781	3,240

Total revenues	6,293	4,153
Operating expenses:
Cost of product revenues	1,063	1,658
Research and development	5,469	4,789
Selling, general and administrative	3,363	2,901

Total operating expenses	9,895	9,348

Loss from operations	(3,602)	(5,195)
Other income (expense):
Interest and other income (expenses)	3	14
Interest expense	(1)	(2)

Net other income (expense)	2	12

Net loss	$(3,600)	$(5,183)

Net loss per share
Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted-average shares used in computing net loss per share
Basic	110,468	101,881

Diluted	110,468	101,881

Total comprehensive loss	$(3,596)	$(5,181)

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,600)	$(5,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	258
Stock-based compensation	726	945
Changes in assets and liabilities:
Accounts receivable	241	599
Inventories	(9)	341
Prepaid expenses and other assets	(176)	449
Accounts payable	425	(952)
Accrued and other liabilities	(285)	626
Contract research liabilities	(127)	(60)
Deferred revenue	(64)	(400)

Total adjustments	886	1,806

Net cash used in operating activities	(2,714)	(3,377)

Cash flows from investing activities
Purchases of property and equipment	(2)	(26)
Purchases of available-for-sale securities	(6,060)	(5,382)
Proceeds from maturities of available-for-sale securities	2,820	5,840

Net cash (used in) provided by investing activities	(3,242)	432

Cash flows from financing activities
Payments on equipment financing obligations	(2)	(2)
Net proceeds from issuances of common stock	92	2

Net cash provided by financing activities	90	—

Net decrease in cash and cash equivalents	(5,866)	(2,945)
Cash and cash equivalents, beginning of the period	7,836	11,195

Cash and cash equivalents, end of the period	$1,970	$8,250

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2014, the operating results and comprehensive loss for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials	$1,348	$1,404
Work in process	1,371	1,063
Finished goods	791	1,035

Total inventories	$3,510	$3,502

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

	Three months ended March 31,
	2014	2013
Net loss	$(3,600)	$(5,183)
Net change in unrealized gain on available-for-sale investments, net of tax	4	2

Comprehensive loss	$(3,596)	$(5,181)

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 is entirely comprised of net unrealized gains on available-for-sale securities.

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

Options to purchase approximately 19.0 million and 21.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2014 and 2013, respectively, as the effect would be anti-dilutive.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Collaborator
Impax Laboratories, Inc. (Impax) (1)	$2,090	$—
Zogenix, Inc. (Zogenix) (2)	782	253
Pain Therapeutics, Inc. (Pain Therapeutics)	451	—
Pfizer Inc. (Pfizer)	14	13
Others	175	647

Total collaborative research and development and other revenue	$3,512	$913

(1)	Amounts related to recognition of upfront fees were $2.0 million and zero for three months ended March 31, 2014 and 2013, respectively; the Company and Impax signed a license agreement effective January 3, 2014.
(2)	Amounts related to ratable recognition of upfront fees were $64,000 and $50,000 for three months ended March 31, 2014 and 2013, respectively; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of March 31, 2014). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2014 were $2.1 million under the agreement.

	Three months ended March 31,
	2014	2013
Recognition of upfront payment	$2,000	$—
Research and development expenses reimbursable by Impax	90	—

Total collaborative research and development revenue	$2,090	$—

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $451,000 and zero for the three months ended March 31, 2014 and 2013, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2014 were $35.2 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of March 31, 2014). There are no sales-based milestones under the agreement.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are now shown as Pfizer figures.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $14,000 and $13,000 for the three months ended March 31, 2014 and 2013, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of March 31, 2014 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were zero and $273,000 in the three months ended March 31, 2014 and 2013, respectively. The associated cost of goods sold was zero and $219,000 in the three months ended March 31, 2014 and 2013, respectively.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of March 31, 2014), and $75 million are sales-based milestones (none of which has been achieved as of March 31, 2014). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2014 were $11.0 million under these agreements.

	Three months ended March 31,
	2014	2013
Ratable recognition of upfront payment	$64	$50
Research and development expenses reimbursable by Zogenix	718	203

Total collaborative research and development revenue	$782	$253

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2014 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$11	$—	$—	$11
Certificates of deposit	350	—	—	350
Commercial paper	500	—	—	500
Corporate debt	4,893	1	—	4,894
U.S. Government agencies	14,451	4	—	14,455

	$20,205	$5	$—	$20,210

Reported as:
Cash and cash equivalents	$411	$—	$—	$411
Short-term investments	15,835	3	—	15,838
Long-term investments	3,609	2	—	3,611
Long-term restricted investments	350	—	—	350

	$20,205	$5	$—	$20,210

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$34	$—	$—	$34
Certificates of deposit	450	—	—	450
Commercial paper	1,249	—	—	1,249
Corporate debt	3,257	1	—	3,258
U.S. Government agencies	16,898	1	(1)	16,898

	$21,888	$2	$(1)	$21,889

Reported as:
Cash and cash equivalents	$5,334	$—	$—	$5,334
Short-term investments	12,752	2	(1)	12,753
Long-term investments	3,352	—	—	3,352
Long-term restricted investments	450	—	—	450

	$21,888	$2	$(1)	$21,889

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2014, by contractual maturity (in thousands):

	March 31, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$16,585	$16,588
Mature after one year through five years	3,609	3,611

	$20,194	$20,199

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2014.

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

Note 4. Stock-Based Compensation

As of March 31, 2014, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2014	2013
Cost of product revenues	$37	$49
Research and development	415	570
Selling, general and administrative	274	326

Total stock-based compensation	$726	$945

As of March 31, 2014 and December 31, 2013, $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2014 and February 2013) and shares purchased under its employee stock purchase plan for the three months ended March 31, 2014 and 2013:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Risk-free rate	2.0-2.8%	0.8-1.5%	0.1%	0.2%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.5-9.3	5.3-7.8	0.5	1.3
Volatility	77-84%	77-86%	81%	69%
Forfeiture rate	7.2%	8.4%	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least the next twelve months and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2013 and in Note 2 above.

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

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission of the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA in March 2013, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

Phase I clinical trials have been conducted for two of the other ORADUR-based product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. During the first quarter of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics.

NOTE:	POSIDUR™, SABER®, CLOUD™,TRANSDUR®, ORADUR®, ELADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

POSIDUR™ (SABER® -Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIDUR, for which we hold worldwide rights.

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

Overall, the POSIDUR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and bupivacaine HCl. Long-term follow-up examinations over 6 to 18 months do not show any adverse effects on wound healing or scar formation from the use of POSIDUR or SABER-Placebo. Local site reactions were observed more frequently in the POSIDUR and SABER-Placebo groups than in the active comparator groups, most frequently in abdominal surgeries; most of these observations were discolorations (e.g., surgical bruising), the majority of which resolved without treatment during the observation period. There was little difference in the incidence of severe or serious adverse events between the POSIDUR, SABER-Placebo and bupivacaine HCl treatment groups. Most of the serious adverse events seen in these trials appear to be due to complications of surgery, anesthesia, analgesics, or co-morbidity and not POSIDUR-related. The clinical history for serious adverse events has been reviewed and no evidence of bupivacaine toxicity was apparent. The adverse event data have been analyzed in a variety of ways to detect any evidence of bupivacaine central nervous system or cardiac toxicity or other unexpected effects. No patients treated with POSIDUR had an instance of a severe central nervous system or cardiac adverse event traditionally associated with bupivacaine toxicity. As discussed in “Current Status” below, in February 2014 we received a Complete Response Letter from the FDA.

Efficacy

In our new drug application filed in April 2013, we presented the results from two efficacy trials that we are positioning as pivotal (inguinal hernia repair and shoulder surgery, primarily subacromial decompression) and an Integrated Summary of Efficacy (ISE) based on 7 randomized, controlled, parallel design surgical trials of POSIDUR using the administration technique and 5 mL (660 mg) dose proposed for marketing.

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

Current Status. In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and plan to have further discussions with the FDA around them.

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

In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties have established a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the fourth quarter of 2014.

Other Programs

Depot Injectable Programs

The proteins and peptides identified by the biotechnology industry are large, complex, intricate molecules, and many are unsuitable as drugs. If these molecules are given orally, they are often destroyed before they can have an effect; if given by injection, they often require impractical, inconvenient frequent injections that may result in unwanted side effects. As a result, the development of biotechnology molecules for the treatment of human diseases has room for improvement, and advanced depot injectable systems such as we possess are required to realize the full potential of many of these protein and peptide drugs. In addition to biologic drugs, many traditional small molecule drugs have to be given by frequent injections, which is costly, inconvenient and may result in either unwanted side effects or suboptimal efficacy. We have active programs underway to improve our depot injectable systems and to apply those systems to various drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2014, we had an accumulated deficit of $364.4 million. Our net losses were $21.5 million and $18.8 million for the years ended December 31, 2013 and 2011, respectively, while we reported net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements, which triggered recognition of $35.4 million of deferred revenue. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase modestly in the near future compared to recent quarters. We expect selling, general and administrative expenses to decrease modestly in the near future compared to the first quarter of 2014. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended March 31, 2014 and 2013

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents net reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue recognized from ratable recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue in the next few quarters to decrease compared to the first quarter of 2014, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Collaborator
Impax Laboratories, Inc. (Impax) (1)	$2,090	$—
Zogenix, Inc. (Zogenix) (2)	782	253
Pain Therapeutics, Inc. (Pain Therapeutics)	451	—
Pfizer Inc. (Pfizer)	14	13
Others	175	647

Total collaborative research and development and other revenue	$3,512	$913

(1)	Amounts related to recognition of upfront fees were $2.0 million and zero for the three months ended March 31, 2014 and 2013, respectively; the Company and Impax signed a license agreement effective January 3, 2014.
(2)	Amounts related to ratable recognition of upfront fees were $64,000 and $50,000 for the three months ended March 31, 2014 and 2013, respectively; the Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix.

We recorded $3.5 million and $913,000 of collaborative research and development revenue for the three months ended March 31, 2014 and 2013, respectively. The increase in collaborative research and development revenue in the three months ended March 31, 2014 was primarily due to revenue recognized from our agreement with Impax and higher revenue recognized from our agreements with Zogenix and PTI as our role in the development activities for Relday and select ORADUR-based opioid products increased in the first quarter of 2014, offset by lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding period in 2013.

We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.8 million and $3.2 million in the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY and another product as well as lower revenue from our LACTEL polymer product line and ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2013.

Cost of product revenues. Cost of product revenues were $1.1 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in the cost of product revenue was primarily the result of lower cost of goods sold related to the sale of certain excipients to Pfizer, lower scrap expense associated with our LACTEL product line and lower cost of goods sold from our ALZET mini pump product line arising from lower manufacturing costs for products sold in the first quarter of 2014 compared to the corresponding period in 2013. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $37,000 and $49,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had 21 manufacturing employees compared with 22 as of March 31, 2013. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.5 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 was primarily attributable to higher research and development costs associated with Relday, other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, REMOXY and other research programs, partially offset by lower research and development costs associated with POSIDUR, Depot injectable programs, ORADUR-ADHD and TRANSDUR-Sufentanil compared to the corresponding period in 2013 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $415,000 and $570,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2014	2013
POSIDUR	$1,894	$2,747
Depot Injectable Programs	770	981
Relday (1)	724	174
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	330	10
ELADUR (1)	282	5
REMOXY (1)	118	44
ORADUR-ADHD	99	152
TRANSDUR-Sufentanil	4	34
Others	1,248	642

Total research and development expenses	$5,469	$4,789

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $1.9 million and $2.7 million in the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily due to lower employee-related costs for POSIDUR compared with the corresponding period in 2013 as we incurred higher costs associated with preparing the NDA in the first quarter of 2013.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $770,000 and $981,000 in the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding period in 2013.

Relday

Our research and development expenses for Relday were $724,000 and $174,000 in the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 was primarily due to increased development activities and higher costs for non-clinical studies associated with Relday compared with the corresponding period in 2013.

Other select ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $330,000 and $10,000 in the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 was primarily due to higher employee-related costs as well as increased formulation activities associated with these products in the first quarter of 2014 compared with the corresponding period in 2013.

ELADUR

Our research and development expenses for ELADUR were $282,000 and $5,000 in the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 was primarily due to higher employee-related costs associated with the technology transfer related to this product candidate as we signed a license agreement with Impax in the first quarter of 2014 compared with the corresponding period in 2013.

REMOXY

Our research and development expenses for REMOXY were $118,000 and $44,000 in the three months ended March 31, 2014 and 2013, respectively. The increase in the three ended March 31, 2014 was primarily due to higher employee-related costs for REMOXY in the first quarter of 2014 compared with the corresponding period in 2013.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $99,000 and $152,000 in the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily due to lower employee-related costs for these drug candidates in the first quarter of 2014 compared with the corresponding period in 2013.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $4,000 and $34,000 in the three months ended March 31, 2014 and 2013, respectively. The decrease in the three months ended March 31, 2014 was primarily due to decreased employee-related costs for this drug candidate in the first quarter of 2014 compared with the corresponding period in 2013.

Other DURECT research programs

Our research and development expenses for all other programs were $1.2 million and $642,000 in the three months ended March 31, 2014 and 2013, respectively. The increase in the three months ended March 31, 2014 was primarily due to higher employee-related costs and higher external contract manufacturing expenses for these programs.

As of March 31, 2014, we had 53 research and development employees compared with 55 as of March 31, 2013. We expect research and development expenses to increase modestly in the near future compared to recent quarters.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.4 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in selling, general and administrative expenses was primarily due to higher employee related costs and higher outside expense in connection with signing of the Impax agreement in the three months ended March 31, 2014 compared to the corresponding period in 2013. Stock-based compensation expense recognized related to selling, general and administrative personnel was $274,000 and $326,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had 25 selling, general and administrative employees compared with 26 as of March 31, 2013. We expect selling, general and administrative expenses to decrease modestly in the near future compared to the first quarter of 2014.

Other income (expense). Interest and other income (expenses) was $3,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest income was primarily the result of lower average cash and investment balances during the three months ended March 31, 2014 compared to the corresponding periods in 2013. In the first quarter of 2014, other income (expense) also included income tax expense of $9,000 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Interest expense was $1,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $21.8 million at March 31, 2014 compared to $24.4 million at December 31, 2013. These balances include $350,000 and $450,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2014 and December 31, 2013, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2014 was primarily the result of ongoing operating expenses, partially offset by payments received from customers.

We used $2.7 million of cash in operating activities for the three months ended March 31, 2014 compared to $3.4 million for the corresponding period in 2013. The cash used for operations was primarily to fund operations as well as our working capital requirements. The decrease in cash used for operations during the three months ended March 31, 2014 was primarily attributable to a receipt of $2.0 million upfront payment from Impax as well as an increase in accounts receivable, partially offset by decreases in accrued liabilities, contract research liabilities and deferred revenue compared to the corresponding period in 2013.

We used $3.2 million of cash in investing activities for the three months ended March 31, 2014 compared to $432,000 of cash received for the corresponding period in 2013. The increase in cash used in investing activities was primarily due to an increase in net purchases of available-for-sale securities for the three months ended March 31, 2014 compared to the corresponding period in 2013. We anticipate incurring capital expenditures of approximately $100,000 in 2014 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $90,000 of cash from financing activities for the three months ended March 31, 2014 compared to zero cash received for the corresponding period in 2013. The increase in cash received from financing activities was primarily a result of higher proceeds received from exercises of stock options in the three months ended March 31, 2014 compared to the corresponding period in 2013.

We anticipate that cash used in operating and investing activities will remain comparable in the near future, pending our efforts to sign new collaborators or experience an increase in research and development activities under existing collaborations.

During the three months ended March 31, 2014, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2014, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Regulatory approval of POSIDUR has been delayed or may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could with respect to other product candidates delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of POSIDUR, ELADUR, Relday, TRANSDUR-Sufentanil, REMOXY and our other ORADUR-based drug candidates, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, ELADUR, Relday, TRANSDUR-Sufentanil, REMOXY and our other ORADUR-based drug candidates, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY®. Following guidance received from the FDA earlier in 2013, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

•	POSIDUR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and plan to have further discussions with the FDA around them. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

•	ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In 2011, we had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•	ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During the first quarter of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics.There can be no assurance that we or our collaborators will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a recent Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the fourth quarter of 2014. There can be no assurance that Zogenix will commence the multi-dose clinical trial in the fourth quarter of 2014 or that the results of such a trial will warrant continued development of Relday.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIDUR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial and the BESST Phase III abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pfizer will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIDUR raised concerns that insufficient safety data had been provided and FDA has indicated that additional clinical safety trials for POSIDUR need to be conducted, which would be expensive and could delay or preclude product approval, harming our business, prospects and financial condition.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of March 31, 2014, we had $1.5 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR and a supply agreement with Corium International, Inc. for clinical and commercial supplies of ELADUR. These third parties are currently our sole source for drug product required for development and commercialization of these drug candidates. Furthermore, we and our third-party collaborators, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of our pharmaceutical product candidates or supply required components for our product candidates. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2014, had an accumulated deficit of approximately $364.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of April 24, 2014, we held over 45 unexpired issued U.S. patents and over 300 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2014. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2013 and determined that goodwill was not impaired as of December 31, 2013. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2014, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, TRANSDUR-Sufentanil, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research and development, financial, marketing, manufacturing and other resources.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which is intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•	addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	mandates a further shift in the burden of Medicaid payments to the states.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.75*	Asset Transfer and License Agreement between the Company and Impax Laboratories, Inc effective January 3, 2014.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: May 2, 2014

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 2, 2014

EXHIBIT INDEX

10.75*	Asset Transfer and License Agreement between the Company and Impax Laboratories, Inc effective January 3, 2014.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested with respect to certain portions of this Exhibit.