Form 10-Q
period 2014-06-30
DURECT CORP
filed 2014-08-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, there were 111,596,607 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$18,674	$7,836
Short-term investments	14,299	12,753
Accounts receivable (net of allowances of $190 at June 30, 2014 and $144 at December 31, 2013)	2,276	2,349
Inventories	4,554	3,502
Prepaid expenses and other current assets	751	1,888

Total current assets	40,554	28,328
Property and equipment (net of accumulated depreciation of $20,448 and $20,488 at June 30, 2014 and December 31, 2013, respectively)	1,826	1,985
Goodwill	6,399	6,399
Intangible assets, net	9	18
Long-term investments	4,012	3,352
Long-term restricted investments	350	450
Other long-term assets	288	288

Total assets	$53,438	$40,820

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$666	$736
Accrued liabilities	4,687	5,865
Contract research liabilities	169	329
Deferred revenue, current portion	255	255

Total current liabilities	5,777	7,185
Deferred revenue, non-current portion	1,169	1,296
Long-term debt, net	19,786	—
Other long-term liabilities	1,641	1,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	11	11
Additional paid-in capital	394,925	391,504
Accumulated other comprehensive income	2	1
Accumulated deficit	(369,873)	(360,795)

Stockholders’ equity	25,065	30,721

Total liabilities and stockholders’ equity	$53,438	$40,820

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collaborative research and development and other revenue (see Note 2)	$1,735	$905	$5,247	$1,818
Product revenue, net	2,846	3,013	5,627	6,253

Total revenues	4,581	3,918	10,874	8,071

Operating expenses:
Cost of product revenues	1,091	1,032	2,154	2,690
Research and development	6,088	4,833	11,557	9,622
Selling, general and administrative	2,850	3,210	6,213	6,111

Total operating expenses	10,029	9,075	19,924	18,423

Loss from operations	(5,448)	(5,157)	(9,050)	(10,352)
Other income (expense):
Interest and other income (expenses), net	3	13	6	27
Interest expense	(33)	(1)	(34)	(3)

Net other income	(30)	12	(28)	24

Net loss	$(5,478)	$(5,145)	$(9,078)	$(10,328)

Net loss per share
Basic	$(0.05)	$(0.05)	$(0.08)	$(0.10)

Diluted	$(0.05)	$(0.05)	$(0.08)	$(0.10)

Weighted-average shares used in computing net loss per share
Basic	110,570	101,954	110,519	101,918

Diluted	110,570	101,954	110,519	101,918

Total comprehensive loss	$(5,481)	$(5,146)	$(9,077)	$(10,331)

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(9,078)	$(10,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310	512
Stock-based compensation	1,501	1,796
Changes in assets and liabilities:
Accounts receivable	73	154
Inventories	(1,055)	248
Prepaid expenses and other assets	1,137	814
Accounts payable	(70)	(1,014)
Accrued and other liabilities	524	979
Contract research liabilities	(160)	(343)
Deferred revenue	(127)	(463)

Total adjustments	2,133	2,683

Net cash used in operating activities	(6,945)	(7,645)

Cash flows from investing activities
Purchases of property and equipment	(91)	(54)
Purchases of available-for-sale securities	(10,600)	(6,790)
Proceeds from maturities of available-for-sale securities	8,495	11,200

Net cash (used in) provided by investing activities	(2,196)	4,356

Cash flows from financing activities
Payments on equipment financing obligations	(7)	(4)
Net proceeds from issuance of long-term debt	19,786	—
Net proceeds from issuances of common stock	200	87

Net cash provided by financing activities	19,979	83

Net increase (decrease) in cash and cash equivalents	10,838	(3,206)
Cash and cash equivalents, beginning of the period	7,836	11,195

Cash and cash equivalents, end of the period	$18,674	$7,989

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (TO ADD RECENT ACCOUNTING PRONOUNCEMENTS)

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2014, the operating results and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$2,289	$1,404
Work in process	1,070	1,063
Finished goods	1,195	1,035

Total inventories	$4,554	$3,502

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(5,478)	$(5,145)	$(9,078)	$(10,328)
Net change in unrealized gain on available-for-sale investments, net of tax	(3)	(1)	1	(3)

Comprehensive loss	$(5,481)	$(5,146)	$(9,077)	$(10,331)

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 is entirely comprised of net unrealized gains on available-for-sale securities.

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

Options to purchase approximately 20.2 million and 19.5 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2014, respectively, as the effect would be anti-dilutive. Options to purchase approximately 22.2 million and 21.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2013, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,383	$247	$2,164	$499
Pain Therapeutics, Inc. (Pain Therapeutics)	246	—	697	1
Pfizer Inc. (Pfizer)	73	—	87	13
Impax Laboratories, Inc. (Impax) (2)	—	—	2,090	—
Others	33	658	209	1,305

Total collaborative research and development and other revenue	$1,735	$905	$5,247	$1,818

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $127,000 for the three and six months ended June 30, 2014, respectively, compared to $64,000 and $113,000 for the corresponding periods in 2013.
(2)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months and six months ended June 30, 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of June 30, 2014). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2014 were $2.1 million under the agreement.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Ratable recognition of upfront payment	$—	$—	$2,000	$—
Research and development expenses reimbursable by Impax	—	—	90	—

Total collaborative research and development revenue	$—	$—	$2,090	$—

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $246,000 and $697,000 for the three and six months ended June 30, 2013, respectively, compared with zero and $1,000 for the corresponding periods in 2013. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2014 were $35.5 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of June 30, 2014). There are no sales-based milestones under the agreement.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $73,000 and $87,000 for the three and six months ended June 30, 2014, respectively, compared with zero and $13,000 for the corresponding periods in 2013. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of June 30, 2014 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were zero for both the three and six months ended June 30, 2014, compared with zero and $273,000 for the corresponding periods in 2013. The associated costs of goods sold were zero for both the three and six months ended June 30, 2014, compared to zero and $219,000 for the corresponding periods in 2013.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of June 30, 2014), and $75 million are sales-based milestones (none of which has been achieved as of June 30, 2014). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2014 were $12.0 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Ratable recognition of upfront payment	$64	$64	$127	$113
Research and development expenses reimbursable by Zogenix	1,319	183	2,037	386

Total collaborative research and development revenue	$1,383	$247	$2,164	$499

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2014 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$17,284	$—	$—	$17,284
Certificates of deposit	350	—	—	350
Commercial paper	500	—	—	500
Corporate debt	4,840	1	(1)	4,840
U.S. Government agencies	13,169	3	(1)	13,171

	$36,143	$4	$(2)	$36,145

Reported as:
Cash and cash equivalents	$17,484	$—	$—	$17,484
Short-term investments	14,298	2	(1)	14,299
Long-term investments	4,011	2	(1)	4,012
Long-term restricted investments	350	—	—	350

	$36,143	$4	$(2)	$36,145

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$34	$—	$—	$34
Certificates of deposit	450	—	—	450
Commercial paper	1,249	—	—	1,249
Corporate debt	3,257	1	—	3,258
U.S. Government agencies	16,898	1	(1)	16,898

	$21,888	$2	$(1)	$21,889

Reported as:
Cash and cash equivalents	$5,334	$—	$—	$5,334
Short-term investments	12,752	2	(1)	12,753
Long-term investments	3,352	—	—	3,352
Long-term restricted investments	450	—	—	450

	$21,888	$2	$(1)	$21,889

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2014, by contractual maturity (in thousands):

	June 30, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$14,848	$14,849
Mature after one year through five years	4,011	4,012

	$18,859	$18,861

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2014.

As of June 30, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2014, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of product revenues	$38	$43	$75	$92
Research and development	424	501	839	1,071
Selling, general and administrative	313	307	587	633

Total stock-based compensation	$775	$851	$1,501	$1,796

As of June 30, 2014 and December 31, 2013, $14,000 and $13,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2014 and February 2013) and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options
Risk-free rate	2.1-2.5%	1.0-2.5%	2.0-2.8%	0.8-2.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.5-10.0	6.5-9.8	6.5-10.0	5.3-9.8
Volatility	80-83%	81-83%	77-84%	77-83%

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1%	0.1%	0.1-0.2%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	60%	64%	60-81%	64-69%

Note 5. Long-Term Debt

On June 26, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford provided a $20 million secured single-draw term loan to the Company with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The Loan Agreement provides for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

In connection with the term loan, the Company received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet which together with the final $1.6 million payment and fixed interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method.

The term loan is secured by substantially all of the assets of the Company, except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by the Company, which covenants limit the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain assets of the Company; engage in any business other than the businesses currently engaged in by the Company or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition.

As of June 30, 2014, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Future maturities and interest payments under the term loan as of June 30, 2014, are as follows (in thousands):

Six months ended December 31, 2014	$795
2015	1,590
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	26,104
Less amount representing interest	(6,104)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(214)

Carrying value of long-term debt	19,786
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,786

Interest expense, including amortization of the debt discount, related to the long-term debt was $31,000 for both three and six months ended June 30, 2014. Accrued interest, which is included in other long-term liabilities, was approximately $8,000 as of June 30, 2014.

Note 6. Subsequent Event

In December 2013, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allows for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (Cantor Fitzgerald) under which the Company may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent.

During July 2014, the Company raised net proceeds (net of commission) of approximately $1.6 million from the sale of 967,057 shares of its common stock at a weighted average price of $1.76 per share in the open market through its agreement with Cantor Fitzgerald.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

NOTE:	POSIDUR™, SABER®, CLOUD®,TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Phase I clinical trials have been conducted for two of the other ORADUR-based product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. During the first six months of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. On August 5, 2014, Pain Therapeutics announced that they expect to start a Phase 1 clinical trial with ORADUR-Hydromorphone shortly with an expectation of starting a Phase 3 trial for this product candidate in 2015.

POSIDUR™ (SABER® -Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent anesthetic agent. SABER is a patented controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIDUR, for which we hold worldwide rights, while at the same time we are preparing to be in a position to commercialize POSIDUR ourself in the U.S. in the event that we determine that is the preferred route of commercialization.

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

Current Status. In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and have scheduled a face to face meeting with the FDA in late September of 2014 to discuss the Complete Response Letter.

ELADUR ® (TRANSDUR®-Bupivacaine)

ELADUR is a proprietary transdermal patch intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. ELADUR was designed to treat post-herpetic neuralgia (PHN or post-shingles pain) for which we announced positive results from a 60 patient Phase IIa study in the past.

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

Relday ™ (risperidone) Program

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2014, we had an accumulated deficit of $369.9 million. Our net losses were $21.5 million and $18.8 million for the years ended December 31, 2013 and 2011, respectively, while we reported net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements, which triggered recognition of $35.4 million of deferred revenue. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to remain comparable in the near future to recent quarters. We expect selling, general and administrative expenses to increase modestly in the near future compared to the second quarter of 2014. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2014 and 2013

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable to the second quarter of 2014, pending establishment of new collaborations or a change in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,383	$247	$2,164	$499
Pain Therapeutics, Inc. (Pain Therapeutics)	246	—	697	1
Pfizer Inc. (Pfizer)	73	—	87	13
Impax Laboratories, Inc. (Impax) (2)	—	—	2,090	—
Others	33	658	209	1,305

Total collaborative research and development and other revenue	$1,735	$905	$5,247	$1,818

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $127,000 for the three and six months ended June 30, 2014, respectively, compared to $64,000 and $113,000 for the corresponding periods in 2013.
(2)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months and six months ended June 30, 2014, respectively; we and Impax signed a license agreement effective January 3, 2014.

We recorded $1.7 million and $5.2 million of collaborative research and development revenue for the three and six months ended June 30, 2014, respectively, compared to $905,000 and $1.8 million for the corresponding periods in 2013, respectively. The increases in collaborative research and development revenue in the three and six months ended June 30, 2014 were primarily due to higher revenue recognized from our agreements with Zogenix and Pain Therapeutics as our role in the development activities for Relday and select ORADUR-based opioid products increased in the three and six months ended June 30, 2014, offset by lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding periods in 2013. The increase in collaborative research and development revenue in the six months ended June 30, 2014 was also due to revenue recognized from our agreement with Impax in the first quarter of 2014. We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.8 million and $5.6 million in the three and six months ended June 30, 2014, respectively, compared to $3.0 million and $6.3 million for the corresponding periods in 2013, respectively. The decreases in the three and six months ended June 30, 2014 were primarily attributable to lower product revenue from our ALZET mini pump product line and LACTEL polymer product line as a result of lower units sold compared to the corresponding periods in 2013. The decrease in the six months ended June 30, 2014 was also attributable to lower product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2013.

Cost of product revenues. Cost of product revenues were $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively, compared to $1.0 million and $2.7 million for the corresponding periods in 2013, respectively. The increase in the cost of product revenue in the three months ended June 30, 2014 was primarily the result of higher manufacturing costs for products sold from our LACTEL product line, offset by lower cost of goods sold from our ALZET mini pump product line arising from lower units sold compared to the corresponding period in 2013. The decrease in the cost of product revenue in the six months ended June 30, 2014 was primarily the result of lower cost of goods sold related to the sale of certain excipients to Pfizer, lower cost of goods sold from our ALZET mini pump product line and our LACTEL product line arising from lower units sold compared to the corresponding period in 2013. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $38,000 and $75,000 for the three and six months ended June 30, 2014, respectively, compared to $43,000 and $92,000 for the corresponding periods in 2013, respectively.

As of June 30, 2014, we had 22 manufacturing employees compared with 21 as of June 30, 2013. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $6.1 million and $11.6 million for the three and six months ended June 30, 2014, respectively, compared to $4.8 million and $9.6 million in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily attributable to higher research and development costs associated with Relday, certain ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, REMOXY and other research programs, partially offset by lower research and development costs associated with depot injectable programs, POSIDUR, ORADUR-ADHD and TRANSDUR-Sufentanil compared to the corresponding periods in 2013 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $424,000 and $839,000 for the three and six months ended June 30, 2014, respectively, compared to $501,000 and $1.1 million for the corresponding periods in 2013, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
POSIDUR (1)	$2,007	$2,018	$3,905	$4,765
Relday (1)	1,288	195	2,014	369
Depot Injectable Programs	581	1,234	1,353	2,215
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	347	6	678	16
ELADUR (1)	155	16	438	21
ORADUR-ADHD	148	320	247	472
REMOXY	117	39	235	83
TRANSDUR-Sufentanil	3	22	7	56
Others	1,442	983	2,680	1,625

Total research and development expenses	$6,088	$4,833	$11,557	$9,622

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $2.0 million and $3.9 million in the three and six months ended June 30, 2014, respectively, compared to $2.0 million and $4.8 million in the corresponding periods in 2013. The decreases in the three and six months ended June 30, 2014 were primarily due to lower employee-related costs for POSIDUR compared with the corresponding periods in 2013 as we incurred higher costs associated with preparing the NDA in the three and six months ended June 30, 2013.

Relday

Our research and development expenses for Relday were $1.3 million and $2.0 million in the three and six months ended June 30, 2014, respectively, compared to $195,000 and $369,000 in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to increased development activities and higher costs related to non-clinical studies associated with Relday compared with the corresponding periods in 2013.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $581,000 and $1.4 million in the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $2.2 million in the corresponding periods in 2013. The decreases in the three and six months ended June 30, 2014 were primarily due to lower employee-related costs for these programs compared with the corresponding periods in 2013.

Other select ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $347,000 and $678,000 in the three and six months ended June 30, 2014, respectively, compared to $6,000 and $16,000 in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to higher employee-related costs as well as increased external costs associated with these products compared with the corresponding periods in 2013 as we continued work under approved work plans with Pain Therapeutics.

ELADUR

Our research and development expenses for ELADUR were $155,000 and $438,000 in the three and six months ended June 30, 2014, respectively, compared to $16,000 and $21,000 in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to higher employee-related costs associated with this product candidate compared with the corresponding periods in 2013.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $148,000 and $247,000 in the three and six months ended June 30, 2014, respectively, compared to $320,000 and $472,000 in the corresponding periods in 2013. The decreases in the three and six months ended June 30, 2014 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2013.

REMOXY

Our research and development expenses for REMOXY were $117,000 and $235,000 in the three and six months ended June 30, 2014, respectively, compared to $39,000 and $83,000 in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to higher employee-related costs for REMOXY compared with the corresponding periods in 2013.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $3,000 and $7,000 in the three and six months ended June 30, 2014, respectively, compared to $22,000 and $56,000 in the corresponding periods in 2013. The decreases in the three and six months ended June 30, 2014 were primarily due to decreased employee-related costs for this drug candidate compared with the corresponding periods in 2013.

Other DURECT research programs

Our research and development expenses for all other programs were $1.4 million and $2.7 million in the three and six months ended June 30, 2013, respectively, compared to $983,000 and $1.6 million in the corresponding period in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to higher employee-related costs and higher external contract manufacturing expenses and non-clinical related expenses incurred for these programs compared with the corresponding periods in 2013.

As of June 30, 2014, we had 54 research and development employees compared with 55 as of June 30, 2013. We expect research and development expenses to remain comparable in the near future to recent quarters.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $2.9 million and $6.2 million for the three and six months ended June 30, 2014, respectively, compared to $3.2 million and $6.1 million in the corresponding periods in 2013. The decrease in selling, general and administrative expenses in the three months ended June 30, 2014 was primarily due to lower facility costs and lower patent-related costs incurred compared to the corresponding period in 2013. The increase in selling, general and administrative expenses in the six months ended June 30, 2014 was primarily due to higher employee-related costs compared to the corresponding period in 2013. Stock-based compensation expense recognized related to selling, general and administrative personnel was $313,000 and $587,000 for the three and six months ended June 30, 2014, respectively, compared to $307,000 and $633,000 in the corresponding periods in 2013.

As of June 30, 2014, we had 25 selling, general and administrative employees compared with 26 as of June 30, 2013. We expect selling, general and administrative expenses to increase modestly in the near future compared to the second quarter of 2014.

Other income (expense). Interest and other income (expenses) was $3,000 and $6,000 for the three and six months ended June 30, 2014, respectively, compared to $13,000 and $27,000 in the corresponding periods in 2013. In the three and six months ended June 30, 2014, interest and other income (expense) also included income tax expense of $9,000 and $18,000 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Interest expense was $33,000 and $34,000 for the three and six months ended June 30, 2014, respectively, compared to $1,000 and $3,000 in the corresponding periods in 2013. The increases in the three and six months ended June 30, 2014 were primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $37.3 million at June 30, 2014 compared to $24.4 million at December 31, 2013. These balances include $350,000 and $450,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2014 and December 31, 2013, respectively. The increase in cash, cash equivalents and investments during the six months ended June 30, 2014 was primarily the result of net proceeds of $19.8 million received from a term loan, partially offset by ongoing operating expenses.

We used $6.9 million of cash in operating activities for the six months ended June 30, 2014 compared to $3.4 million for the corresponding period in 2013. The cash used for operations was primarily to fund operations as well as our working capital requirements. The increase in cash used for operations during the six months ended June 30, 2014 was primarily attributable to an increase in prepaid expenses and other assets, partially offset by decreases in accrued liabilities and contract research liabilities compared to the corresponding period in 2013.

We used $2.2 million of cash in investing activities for the six months ended June 30, 2014 compared to $432,000 of cash received for the corresponding period in 2013. The increase in cash used in investing activities was primarily due to an increase in net purchases of available-for-sale securities for the six months ended June 30, 2014 compared to the corresponding period in 2013. We anticipate incurring capital expenditures of approximately $150,000 in 2014 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $20.0 million of cash from financing activities for the six months ended June 30, 2014 compared to zero cash received for the corresponding period in 2013. The increase in cash received from financing activities was primarily a result of higher proceeds received from the term loan and from exercises of stock options and purchases under our Employee Stock Purchase Plan in the six months ended June 30, 2014 compared to the corresponding period in 2013.

On June 26, 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford provided a $20.0 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The Loan Agreement provides for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

In connection with the term loan, we received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs have been recorded as debt discount on our balance sheet which together with the additional $1.6 million payment and fixed interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method.

The term loan is secured by substantially all of our assets, except that the collateral does not include any equity interests in us, any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations as well as the degree of our involvement in existing collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term compared to the second quarter of 2014. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	Six months ended June 30, 2014	2015	2016	2017	2018	2019 and thereafter	Total
Capital lease (1)	$13	$26	$19	$12	$12	$3	$85
Purchase commitments	500	500	500	500	500	—	2,500
Operating lease obligations	959	1,941	1,970	2,000	1,948	1,056	9,874
Term loan (1)	795	1,590	8,848	8,848	6,023	—	26,104

Total contractual cash obligations	$2,267	$4,057	$11,337	$11,360	$8,483	$1,059	$38,563

(1)	Includes principal and interest payments.

During the six months ended June 30, 2014, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the term loan of $20.0 million secured by us.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2014, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the our fixed rate term loan that we entered into on June 26, 2014. The future maturities and interest payments under the term loan as of June 30, 2014, are as follows (in thousands):

Six months ended December 31, 2014	$795
2015	1,590
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	26,104
Less amount representing interest	(6,104)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(214)

Carrying value of long-term debt	19,786
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,786

Item 4.	Controls and Procedures

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

Regulatory approval of POSIDUR has been delayed or may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. Pfizer has efforts underway to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they will continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they will proceed with the additional clinical studies and other actions required to address the Complete Response Letter. These new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

•	POSIDUR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We are evaluating the issues and recommendations described in the Complete Response Letter and plan to have further discussions with the FDA around them in late September of 2014. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

•	ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In 2011, we had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•	ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During the first six months of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. On August 5, 2014, Pain Therapeutics announced that they expect to start a Phase 1 clinical trial with ORADUR-Hydromorphone shortly with an expectation of starting a Phase 3 trial for this product candidate in 2015. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the fourth quarter of 2014. There can be no assurance that Zogenix will commence the multi-dose clinical trial in the fourth quarter of 2014 or that the results of such a trial will warrant continued development of Relday.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Pain Therapeutics, King (now Pfizer), Orient Pharma, Zogenix, Impax and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and certain other ORADUR-based products, Relday, ELADUR and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of June 30, 2014, we had $1.4 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. This third party is currently our sole source for drug product required for development and commercialization of this drug candidate. Furthermore, we and Hospira, where relevant, may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIDUR or supply required components for POSIDUR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2014, had an accumulated deficit of approximately $369.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of July 31, 2014, we held over 45 unexpired issued U.S. patents and over 330 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 45 pending U.S. patent applications and over 90 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by five patent families. Three patent families include granted patents expiring in at least 2015, 2025, and 2031, respectively. The patent family providing protection until at least 2025 includes six granted patents. The other two patent families include pending patent applications, which if granted, could result in patents expiring in 2034, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for these five patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY is covered by two granted patents expiring in 2016 and 2023, respectively, plus any eligible patent term extensions.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pain Therapeutics, King (now Pfizer), Zogenix, Orient Pharma and Impax among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. For example, we had a $13.5 million non-cash write-down of deferred royalties and commercial rights related to CHRONOGESIC in the fourth quarter of 2008. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2014. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2013 and determined that goodwill was not impaired as of December 31, 2013. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2014, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We currently have significant debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In June 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford provided a $20 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date, with interest accruing at 7.95% plus an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. In addition, if we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the 18-month interest-only period.

In addition, the term loan is secured by substantially all of our assets, except that the collateral does not include any equity interests in the Company, any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

The Loan Agreement also contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our business, operations and financial condition.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The Federal Healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. During July 2014, we raised net proceeds (net of commission) of approximately $1.6 million from the sale of 967,057 shares of its common stock at a weighted average price of $1.76 per share in the open market through the agreement with Cantor Fitzgerald. Any additional sales in the public market of our common stock, under the agreement with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of our third-party collaborators to successfully develop and commercialize the respective product candidates they are developing;

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, REMOXY or our other ORADUR-based drug candidates, ELADUR, Relday, TRANSDUR-Sufentanil or other product candidates;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;

•	potential failure to meet continuing listing standards from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Loan and Security Agreement between the Company and Oxford Finance, LLC dated June 26, 2014.

10.2*	DURECT Corporation 2000 Stock Plan, as last amended June 16, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-31615 filed June 17, 2014).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/s/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 8, 2014

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 8, 2014

EXHIBIT INDEX

10.1	Loan and Security Agreement between the Company and Oxford Finance, LLC dated June 26, 2014.

10.2*	DURECT Corporation 2000 Stock Plan, as last amended June 16, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-31615 filed June 17, 2014).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.