Form 10-Q
period 2014-09-30
DURECT CORP
filed 2014-11-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2014, there were 113,675,519 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$3,421	$7,836
Short-term investments	27,341	12,753
Accounts receivable (net of allowances of $215 at September 30, 2014 and $144 at December 31, 2013)	2,445	2,349
Inventories	3,814	3,502
Prepaid expenses and other current assets	777	1,888

Total current assets	37,798	28,328
Property and equipment (net of accumulated depreciation of $20,595 and $20,488 at September 30, 2014 and December 31, 2013, respectively)	1,757	1,985
Goodwill	6,399	6,399
Intangible assets, net	4	18
Long-term investments	6,305	3,352
Long-term restricted investments	350	450
Other long-term assets	288	288

Total assets	$52,901	$40,820

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,092	$736
Accrued liabilities	5,020	5,865
Contract research liabilities	272	329
Deferred revenue, current portion	255	255

Total current liabilities	6,639	7,185
Deferred revenue, non-current portion	1,105	1,296
Long-term debt, net	19,805	—
Other long-term liabilities	1,768	1,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	11	11
Additional paid-in capital	400,456	391,504
Accumulated other comprehensive income	82	1
Accumulated deficit	(376,965)	(360,795)

Stockholders’ equity	23,584	30,721

Total liabilities and stockholders’ equity	$52,901	$40,820

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Collaborative research and development and other revenue (see Note 2)	$1,752	$358	$6,999	$2,176
Product revenue, net	2,506	2,608	8,133	8,861

Total revenues	4,258	2,966	15,132	11,037

Operating expenses:
Cost of product revenues	2,337	1,114	4,491	3,804
Research and development	5,463	4,473	17,020	14,095
Selling, general and administrative	3,051	3,097	9,264	9,208

Total operating expenses	10,851	8,684	30,775	27,107

Loss from operations	(6,593)	(5,718)	(15,643)	(16,070)
Other income (expense):
Interest and other income (expenses), net	60	(305)	66	(278)
Interest expense	(559)	(1)	(593)	(4)

Net other income	(499)	(306)	(527)	(282)

Net loss	$(7,092)	$(6,024)	$(16,170)	$(16,352)

Net loss per share
Basic	$(0.06)	$(0.06)	$(0.15)	$(0.16)

Diluted	$(0.06)	$(0.06)	$(0.15)	$(0.16)

Weighted-average shares used in computing net loss per share
Basic	111,882	102,024	110,978	101,953

Diluted	111,882	102,024	110,978	101,953

Total comprehensive loss	$(7,013)	$(6,025)	$(16,089)	$(16,356)

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(16,170)	$(16,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	381
Stock-based compensation	2,298	2,610
Inventory write-down	1,214	546
Amortization of debt issuance cost	19	—
Changes in assets and liabilities:
Accounts receivable	(96)	792
Inventories	(1,528)	(306)
Prepaid expenses and other assets	1,111	868
Accounts payable	356	(1,263)
Accrued and other liabilities	988	1,982
Contract research liabilities	(57)	(297)
Deferred revenue	(191)	(527)

Total adjustments	4,576	4,786

Net cash used in operating activities	(11,594)	(11,566)

Cash flows from investing activities
Purchases of property and equipment	(169)	(66)
Purchases of available-for-sale securities	(29,637)	(7,505)
Proceeds from maturities of available-for-sale securities	12,277	17,355

Net cash (used in) provided by investing activities	(17,529)	9,784

Cash flows from financing activities
Payments on equipment financing obligations	(11)	(7)
Net proceeds from issuance of long-term debt	19,786	—
Net proceeds from issuances of common stock	4,933	152

Net cash provided by financing activities	24,708	145

Net decrease in cash and cash equivalents	(4,415)	(1,637)
Cash and cash equivalents, beginning of the period	7,836	11,195

Cash and cash equivalents, end of the period	$3,421	$9,558

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2014, the operating results and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company’s inventories include excipients that are used in the manufacture of REMOXY®, POSIDUR® and other development programs. These inventories are capitalized based on management’s judgment of probable sale or use in other development programs prior to their expiration date. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. In October 2014, Pfizer Inc. announced that it has decided to discontinue the development and commercialization of REMOXY. As a result of the change in the forecasted demand for the inventory from Pfizer, the Company was required to write-down certain lots of inventory which are no longer considered to be probable for use prior to expiration. In addition, the Company recorded a liability related to a minimum purchase agreement for the excipients. In the three and nine months ended September 30, 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. The Company’s inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$1,245	$1,404
Work in process	1,250	1,063
Finished goods	1,319	1,035

Total inventories	$3,814	$3,502

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(7,092)	$(6,024)	$(16,170)	$(16,352)
Net change in unrealized gain on available-for-sale investments, net of tax	79	(1)	81	(4)

Comprehensive loss	$(7,013)	$(6,025)	$(16,089)	$(16,356)

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

Options to purchase approximately 19.9 million and 19.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2014, respectively, as the effect would be anti-dilutive. Options to purchase approximately 21.8 million and 21.7 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2013, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,253	$103	$3,417	$602
Pain Therapeutics, Inc. (Pain Therapeutics)	473	2	1,170	3
Pfizer Inc. (Pfizer)	24	7	112	20
Impax Laboratories, Inc. (Impax) (2)	—	—	2,090	—
Others	2	246	210	1,551

Total collaborative research and development and other revenue	$1,752	$358	$6,999	$2,176

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $191,000 for the three and nine months ended September 30, 2014, respectively, compared to $64,000 and $177,000 for the corresponding periods in 2013.
(2)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months and nine months ended September 30, 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of September 30, 2014). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2014 were $2.1 million under the agreement.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ratable recognition of upfront payment	$—	$—	$2,000	$—
Research and development expenses reimbursable by Impax	—	—	90	—

Total collaborative research and development revenue	$—	$—	$2,090	$—

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $473,000 and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared with $2,000 and $3,000 for the corresponding periods in 2013. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2014 were $35.8 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $9.3 million in performance milestone payments based on the successful development and approval of the four ORADUR-based opioids. Of these potential milestones, $9.3 million are development-based milestones (of which $1.7 million have been achieved as of September 30, 2014). There are no sales-based milestones under the agreement.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are now shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. As a result, Pain Therapeutics has the rights to develop and commercialize REMOXY on its own or with an alternative licensee.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $24,000 and $112,000 for the three and nine months ended September 30, 2014, respectively, compared with $7,000 and $20,000 for the corresponding periods in 2013. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of September 30, 2014 were $7.1 million under this agreement.

Long Term Supply Agreement with King (now Pfizer)

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to this long term supply agreement. This agreement stipulates the terms and conditions under which the Company will supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. Following termination of Pfizer’s development of REMOXY, Pfizer will be required to assign its rights and obligations under the long term supply agreement to Pain Therapeutics.

Total revenues recognized related to these excipients were $33,000 for both the three and nine months ended September 30, 2014, compared with zero and $273,000 for the corresponding periods in 2013. The associated costs of goods sold were zero for both the three and nine months ended September 30, 2014, compared to zero and $219,000 for the corresponding periods in 2013.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of September 30, 2014), and $75 million are sales-based milestones (none of which has been achieved as of September 30, 2014). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2014 were $12.9 million under these agreements.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ratable recognition of upfront payment	$64	$64	$191	$177
Research and development expenses reimbursable by Zogenix	1,189	39	3,226	425

Total collaborative research and development revenue	$1,253	$103	$3,417	$602

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2014 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$104	$—	$—	$104
Certificates of deposit	350	—	—	350
Marketable equity security	—	129	—	129
Commercial paper	2,999	—	—	2,999
Corporate debt	7,713	2	(2)	7,713
U.S. Government agencies	25,452	5	(2)	25,455

	$36,618	$136	$(4)	$36,750

Reported as:
Cash and cash equivalents	$2,754	$—	$—	$2,754
Short-term investments	27,207	135	(1)	27,341
Long-term investments	6,307	1	(3)	6,305
Long-term restricted investments	350	—	—	350

	$36,618	$136	$(4)	$36,750

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$34	$—	$—	$34
Certificates of deposit	450	—	—	450
Commercial paper	1,249	—	—	1,249
Corporate debt	3,257	1	—	3,258
U.S. Government agencies	16,898	1	(1)	16,898

	$21,888	$2	$(1)	$21,889

Reported as:
Cash and cash equivalents	$5,334	$—	$—	$5,334
Short-term investments	12,752	2	(1)	12,753
Long-term investments	3,352	—	—	3,352
Long-term restricted investments	450	—	—	450

	$21,888	$2	$(1)	$21,889

The following is a summary of the cost and estimated fair value of available-for-sale debt securities at September 30, 2014, by contractual maturity (in thousands):

	September 30, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$30,207	$30,212
Mature after one year through five years	6,307	6,305

	$36,514	$36,517

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2014.

As of September 30, 2014, the Company held an investment in a marketable equity security which was acquired as part of an agreement entered into in 2005 with a privately-held drug-device company. During the three months ended September 30, 2014, the privately-held drug-device company completed an initial public offering and the shares became marketable, subject to a restriction on our sale of the securities which expires in January 2015. As of September 30, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2014, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of product revenues	$37	$39	$112	$131
Research and development	432	467	1,271	1,538
Selling, general and administrative	328	308	915	941

Total stock-based compensation	$797	$814	$2,298	$2,610

As of September 30, 2014 and December 31, 2013, $13,000 and $13,000, respectively, of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2014 and February 2013) and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options
Risk-free rate	2.1-2.6%	1.9-2.7%	2.0-2.8%	1.0-2.7%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.5-9.9	6.5-9.8	6.5-10.0	6.5-10.0
Volatility	76-82%	80-84%	76-84%	77-84%

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1%	0.1%	0.1-0.2%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	60%	64%	60-81%	64-69%

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The conditionally exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated.

As of September 30, 2014, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Future maturities and interest payments under the term loan as of September 30, 2014, are as follows (in thousands):

Three months ended December 31, 2014	$398
2015	1,590
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	25,707
Less amount representing interest	(5,707)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(195)

Carrying value of long-term debt	19,805
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,805

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 and $588,000 for the three and nine months ended September 30, 2014, respectively. Accrued interest, which is included in other long-term liabilities, was $148,000 as of September 30, 2014.

Note 6. Stockholders’ Equity

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

During the three and nine months ended September 30, 2014, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products;

•	our responsibilities to our collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our pharmaceutical systems for at least the next twelve months and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures and our need for additional financing;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceutical products based on our proprietary drug delivery technology platforms. Our disclosed product pipeline currently consists of eight investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of a NDA with the FDA for which a Complete Response Letter was received in February 2014, two programs in Phase II and four programs in Phase I. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease and other chronic diseases.

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

REMOXY® and other ORADUR®-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is REMOXY, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. REMOXY is intended for patients with chronic pain. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of REMOXY by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY and to the other ORADUR-based opioids. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. Additionally, Pfizer has stated that they will continue ongoing activities under the agreement with Pain Therapeutics for the next six months until the scheduled termination date.

An NDA was submitted in June 2008 by Pain Therapeutics, in response to which the FDA provided a Complete Response Letter in December 2008. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission of the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not been provided any results. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner.

NOTE:	POSIDUR™, SABER®, CLOUD®,TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Phase I clinical trials have been conducted for two of the other ORADUR-based product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. During the first nine months of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. On August 5, 2014, Pain Therapeutics announced that they expect to start a Phase 1 clinical trial with ORADUR-Hydromorphone shortly with an expectation of starting a Phase 3 trial for this product candidate in 2015.

POSIDUR™ (SABER® -Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a patented controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIDUR is designed to be administered to a surgical site at the time of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIDUR, for which we hold worldwide rights, while at the same time we are preparing to be in a position to commercialize POSIDUR ourself in the U.S. in the event that we determine that is the preferred route of commercialization.

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

Current Status. In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA on September 23, 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter, and we are currently awaiting feedback from the FDA regarding our questions posed at the meeting.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the first quarter of 2015.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2014, we had an accumulated deficit of $377.0 million. Our net losses were $21.5 million and $18.8 million for the years ended December 31, 2013 and 2011, respectively, while we reported net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements, which triggered recognition of $35.4 million of deferred revenue. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to recent quarters. We expect selling, general and administrative expenses to remain comparable in the near future to recent quarters. We do not anticipate meaningful revenues from our pharmaceutical systems, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

Inventories and Purchase Commitments

Our inventories include excipients that are used in the manufacture of REMOXY, POSIDUR and other development programs. These inventories are capitalized based on management’s judgment of probable sale or use in other development programs prior to their expiration date. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. In October 2014, Pfizer Inc. announced that it has decided to discontinue the development and commercialization of REMOXY. As a result of the change in the forecasted demand of the inventory from Pfizer, we were required to write-down certain lots of inventory which are no longer considered to be probable for use prior to expiration. In addition, we recorded a liability related to a minimum purchase agreement that we have in place for the excipients. In the three and nine months ended September 30, 2014, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of September 30, 2014, the remaining carrying value of the excipients in our inventory was $1.1 million. In addition, we have remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that we determine that we will not utilize all of these materials, there could be additional write-offs related to this inventory and an additional reserve for future purchase commitments

Results of Operations

Three and nine months ended September 30, 2014 and 2013

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable to the third quarter of 2014, pending establishment of new collaborations or a change in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,253	$103	$3,417	$602
Pain Therapeutics, Inc. (Pain Therapeutics)	473	2	1,170	3
Pfizer Inc. (Pfizer)	24	7	112	20
Impax Laboratories, Inc. (Impax) (2)	—	—	2,090	—
Others	2	246	210	1,551

Total collaborative research and development and other revenue	$1,752	$358	$6,999	$2,176

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $191,000 for the three and nine months ended September 30, 2014, respectively, compared to $64,000 and $177,000 for the corresponding periods in 2013.
(2)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months and nine months ended September 30, 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

We recorded $1.8 million and $7.0 million of collaborative research and development revenue for the three and nine months ended September 30, 2014, respectively, compared to $358,000 and $2.2 million for the corresponding periods in 2013, respectively. The increases in collaborative research and development revenue in the three and nine months ended September 30, 2014 were primarily due to higher revenue recognized from our agreements with Zogenix and Pain Therapeutics as our role in the development activities for Relday and select ORADUR-based opioid products increased in the three and nine months ended September 30, 2014, offset by lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with the corresponding periods in 2013. The increase in collaborative research and development revenue in the nine months ended September 30, 2014 was also due to revenue recognized from our agreement with Impax in the first quarter of 2014. We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.5 million and $8.1 million in the three and nine months ended September 30, 2014, respectively, compared to $2.6 million and $8.9 million for the corresponding periods in 2013, respectively. The decrease in product revenues in the three months ended September 30, 2014 was primarily attributable to lower product revenue from our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from our ALZET mini pump product line and higher product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2013. The decrease in product revenues in the nine months ended September 30, 2014 was primarily attributable to lower product revenue from our LACTEL polymer product line, ALZET mini pump product line and the sale of certain excipients as a result of lower units sold compared to the corresponding period in 2013.

Cost of product revenues. Cost of product revenues were $2.3 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $3.8 million for the corresponding periods in 2013, respectively. The increase in the cost of product revenue in the three months ended September 30, 2014 was primarily the result of charges of $1.6 million associated with certain excipients included in REMOXY in light of Pfizer’s recent decision to return to Pain Therapeutics all rights to develop and commercialize REMOXY and higher cost of goods sold from the sale of certain excipients in the third quarter of 2014 as we did not generate any revenue from this product line in the third quarter of 2013, partially offset by lower cost of goods sold from our LACTEL product line arising from lower units sold compared to the corresponding period in 2013. The increase in the cost of product revenue in the nine months ended September 30, 2014 was primarily the result of charges of $1.6 million associated with certain excipients included in REMOXY in the third quarter of 2014, partially offset by lower cost of goods sold from our LACTEL and ALZET mini pump product lines and related to the sale of certain excipients arising from lower units sold in the nine months ended September 30, 2014 compared to the corresponding period in 2013. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $37,000 and $112,000 for the three and nine months ended September 30, 2014, respectively, compared to $39,000 and $131,000 for the corresponding periods in 2013, respectively.

As of September 30, 2014, we had 22 manufacturing employees compared with 22 as of September 30, 2013. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.5 million and $17.0 million for the three and nine months ended September 30, 2014, respectively, compared to $4.5 million and $14.1 million in the corresponding periods in 2013. The increases in the three and nine months ended September 30, 2014 were primarily attributable to higher research and development costs associated with Relday, certain ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR and other research programs, partially offset by lower research and development costs associated with POSIDUR, depot injectable programs, ORADUR-ADHD and TRANSDUR-Sufentanil compared to the corresponding periods in 2013 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $432,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to $467,000 and $1.5 million for the corresponding periods in 2013, respectively.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
POSIDUR	$1,359	$2,165	$5,264	$6,930
Relday (1)	1,059	42	3,073	411
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	639	5	1,317	21
Depot Injectable Programs	446	806	1,799	3,021
ORADUR-ADHD	106	122	353	594
ELADUR (1)	60	40	498	61
REMOXY (1)	41	51	276	134
TRANSDUR-Sufentanil	1	9	8	65
Others	1,752	1,233	4,432	2,858

Total research and development expenses	$5,463	$4,473	$17,020	$14,095

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR were $1.4 million and $5.3 million in the three and nine months ended September 30, 2014, respectively, compared to $2.2 million and $6.9 million in the corresponding periods in 2013. The decreases in the three and nine months ended September 30, 2014 were primarily due to lower employee-related costs for POSIDUR compared with the corresponding periods in 2013 as we incurred higher costs associated with preparing the NDA in the three and nine months ended September 30, 2013.

Relday

Our research and development expenses for Relday were $1.1 million and $3.1 million in the three and nine months ended September 30, 2014, respectively, compared to $42,000 and $411,000 in the corresponding periods in 2013. The increases in the three and nine months ended September 30, 2014 were primarily due to increased development activities and higher costs related to non-clinical studies associated with Relday compared with the corresponding periods in 2013.

Other select ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $639,000 and $1.3 million in the three and nine months ended September 30, 2014, respectively, compared to $5,000 and $21,000 in the corresponding periods in 2013. The increases in the three and nine months ended September 30, 2014 were primarily due to higher employee-related costs as well as increased external costs associated with these products compared with the corresponding periods in 2013 as we continued work under approved work plans with Pain Therapeutics.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $446,000 and $1.8 million in the three and nine months ended September 30, 2014, respectively, compared to $806,000 and $3.0 million in the corresponding periods in 2013. The decreases in the three and nine months ended September 30, 2014 were primarily due to lower employee-related costs for these programs compared with the corresponding periods in 2013.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $106,000 and $353,000 in the three and nine months ended September 30, 2014, respectively, compared to $122,000 and $594,000 in the corresponding periods in 2013. The decreases in the three and nine months ended September 30, 2014 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2013.

ELADUR

Our research and development expenses for ELADUR were $60,000 and $498,000 in the three and nine months ended September 30, 2014, respectively, compared to $40,000 and $61,000 in the corresponding periods in 2013. The increases in the three and nine months ended September 30, 2014 were primarily due to higher employee-related costs associated with this product candidate compared with the corresponding periods in 2013.

REMOXY

Our research and development expenses for REMOXY were $41,000 and $276,000 in the three and nine months ended September 30, 2014, respectively, compared to $51,000 and $134,000 in the corresponding periods in 2013. The decrease in the three months ended September 30, 2014 was primarily due to lower employee-related costs for REMOXY compared with the corresponding period in 2013. The increase in the nine months ended September 30, 2014 was primarily due to higher employee-related costs for REMOXY compared with the corresponding period in 2013.

TRANSDUR-Sufentanil

Our research and development expenses for TRANSDUR-Sufentanil were $1,000 and $8,000 in the three and nine months ended September 30, 2014, respectively, compared to $9,000 and $65,000 in the corresponding periods in 2013. The decreases in the three and nine months ended September 30, 2014 were primarily due to decreased employee-related costs for this drug candidate compared with the corresponding periods in 2013.

Other DURECT research programs

Our research and development expenses for all other programs were $1.8 million and $4.4 million in the three and nine months ended September 30, 2013, respectively, compared to $1.2 million and $2.9 million in the corresponding period in 2013. The increases in the three and nine months ended September 30, 2014 were primarily due to higher employee-related costs and higher external contract manufacturing expenses and non-clinical related expenses incurred for these programs compared with the corresponding periods in 2013.

As of September 30, 2014, we had 54 research and development employees compared with 54 as of September 30, 2013. We expect research and development expenses to increase in the near future compared to the third quarter of 2014.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.1 million and $9.3 million for the three and nine months ended September 30, 2014, respectively, compared to $3.1 million and $9.2 million in the corresponding periods in 2013. Selling, general and administrative expenses in the three months ended September 30, 2014 were essentially the same as the corresponding period in 2013. The increase in selling, general and administrative expenses in the nine months ended September 30, 2014 was primarily due to higher employee-related costs compared to the corresponding period in 2013. Stock-based compensation expense recognized related to selling, general and administrative personnel was $328,000 and $915,000 for the three and nine months ended September 30, 2014, respectively, compared to $308,000 and $941,000 in the corresponding periods in 2013.

As of September 30, 2014, we had 26 selling, general and administrative employees compared with 26 as of September 30, 2013. We expect selling, general and administrative expenses to remain comparable in the near future to the third quarter of 2014.

Other income (expense). Interest and other income (expenses) was $60,000 and $66,000 for the three and nine months ended September 30, 2014, respectively, compared to $(305,000) and $(278,000) in the corresponding periods in 2013. In the three and nine months ended September 30, 2014, interest and other income (expense) included income tax expense of $9,000 and $27,000 compared with $311,000 and $311,000 in the corresponding periods in 2013 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Interest expense was $559,000 and $593,000 for the three and nine months ended September 30, 2014, respectively, compared to $1,000 and $4,000 in the corresponding periods in 2013. The increases in the three and nine months ended September 30, 2014 were primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $37.4 million at September 30, 2014 compared to $24.4 million at December 31, 2013. These balances include $350,000 and $450,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2014 and December 31, 2013, respectively. The increase in cash, cash equivalents and investments during the nine months ended September 30, 2014 was primarily the result of net proceeds of $19.8 million received from a term loan and $4.9 million from issuances of common stock, partially offset by ongoing operating expenses.

We used $11.6 million of cash in operating activities for the nine months ended September 30, 2014 compared to $11.6 million for the corresponding period in 2013. The cash used for operations was primarily to fund operations as well as our working capital requirements.

We used $17.5 million of cash in investing activities for the nine months ended September 30, 2014 compared to $9.8 million of cash received for the corresponding period in 2013. The increase in cash used in investing activities was primarily due to an increase in net purchases of available-for-sale securities for the nine months ended September 30, 2014 compared to the corresponding period in 2013. We anticipate incurring capital expenditures of approximately $200,000 in 2014 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $24.7 million of cash from financing activities for the nine months ended September 30, 2014 compared to $145,000 cash received for the corresponding period in 2013. The increase in cash received from financing activities was primarily a result of proceeds received from the $20 million term loan as well as $4.7 million from the issuances of common stock from open market sales, and proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan in the nine months ended September 30, 2014 compared to the corresponding period in 2013.

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

During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations as well as the degree of our involvement in existing collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term compared to the third quarter of 2014. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	Three months ended September 30, 2014	2015	2016	2017	2018	2019 and thereafter	Total
Capital lease (1)	$6	$26	$19	$12	$12	$3	$78
Purchase commitments	500	500	500	500	500	—	2,500
Operating lease obligations	480	1,941	1,970	2,000	1,948	1,056	9,395
Term loan (1)	398	1,590	8,848	8,848	6,023	—	25,707

Total contractual cash obligations	$1,384	$4,057	$11,337	$11,360	$8,483	$1,059	$37,680

(1)	Includes principal and interest payments.

During the nine months ended September 30, 2014, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the term loan of $20.0 million secured by us.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2014, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the fixed rate term loan that we entered into on June 26, 2014. The future maturities and interest payments under the term loan as of September 30, 2014, are as follows (in thousands):

Three months ended December 31, 2014	$398
2015	1,590
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	25,707
Less amount representing interest	(5,707)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(195)

Carrying value of long-term debt	19,805
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,805

Item 4.	Controls and Procedures

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

Risks Related To Our Business

Development of REMOXY may be significantly delayed and adversely affected by Pfizer’s discontinuation of its development

We have relied on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that Pfizer will complete such a transition in accordance with the terms of the collaboration agreement or that Pfizer will transition all required information and assets necessary for the timely and successful resubmission of the NDA. There can also be no assurance that Pain Therapeutics will continue development of REMOXY, or if Pain Therapeutics continues development of REMOXY, there can be no assurance that their resubmission of the NDA will be timely, or that it will satisfy the FDA’s requirements. Pain Therapeutics and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete indirectly or compete for resources with REMOXY. Any further delay or discontinuation in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

Regulatory approval of POSIDUR has been delayed or may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA on September 23, 2014 to address the issues cited in the Complete Response Letter, and we are currently awaiting feedback from the FDA regarding our questions posed at the meeting. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not been provided any results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement for the next six months until the scheduled termination date. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner. There can be no assurance that Pfizer will complete contemplated activities or affect an orderly transition to Pain Therapeutics, or that Pain Therapeutics will resubmit the NDA.

•	POSIDUR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA has determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA on September 23, 2014 to address the issues cited in the Complete Response Letter, and we are currently awaiting feedback from the FDA regarding our questions posed at the meeting. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

•	ELADUR—A Phase IIa clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase II clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	TRANSDUR-Sufentanil Patch—In February 2009, an end-of-Phase II meeting with the FDA was conducted for this program outlining a potential regulatory pathway for the Phase III program and NDA submission. In 2011, we had discussions with the FDA and regulatory agencies in several major European countries to better understand development requirements for U.S. and European countries. We are in discussions with potential partners regarding licensing development and commercialization rights to this program to which we hold worldwide rights. There can be no assurance that our planned development program for TRANSDUR-Sufentanil will generate data and information that will be deemed sufficient for marketing approval by the FDA or other regulatory agencies or that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate.

•	ORADUR-based opioids—Phase I clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During the first nine months of 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. On August 5, 2014, Pain Therapeutics announced that they expect to start a Phase 1 clinical trial with ORADUR-Hydromorphone shortly with an expectation of starting a Phase 3 trial for this product candidate in 2015. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase I studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies, and Zogenix plans to commence this multi-dose clinical trial in the first quarter of 2015. There can be no assurance that Zogenix will commence the multi-dose clinical trial in the first quarter of 2015 or that the results of such a trial will warrant continued development of Relday.

We are currently in the clinical, preclinical or research stages with respect to all of our product candidates under development. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our product candidates. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield data supportive of the safety or efficacy of our drug candidates or required for regulatory approval.

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIDUR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, in the Phase IIb hysterectomy trial and the BESST Phase III abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIDUR raised concerns that insufficient safety data had been provided and FDA has indicated that additional clinical safety trials for POSIDUR need to be conducted, which would be expensive and could delay or preclude product approval, harming our business, prospects and financial condition.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Pain Therapeutics, Orient Pharma, Zogenix, Impax and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and certain other ORADUR-based products, Relday, ELADUR and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may impact our near-term revenues and adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIDUR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Pain Therapeutics, Zogenix or Impax could have similar effects.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY, Pain Therapeutics with respect to the other ORADUR-based products incorporating specified opioids, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, and Impax with respect to ELADUR, may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of September 30, 2014, we had $1.4 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2014, had an accumulated deficit of approximately $377.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of October 28, 2014, we held over 55 unexpired issued U.S. patents and over 370 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 50 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pain Therapeutics, Zogenix, Orient Pharma and Impax among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2014. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2013 and determined that goodwill was not impaired as of December 31, 2013. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is based on non-binding forecasts from our customer. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2014, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. Any additional sales in the public market of our common stock, under the agreement with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of third-party collaborators to continue development of the respective product candidates they are developing;

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, REMOXY or our other ORADUR-based drug candidates, ELADUR, Relday, TRANSDUR-Sufentanil or other product candidates;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;

•	potential failure to meet continuing listing standards from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

Date: November 4, 2014

By:	/s/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 4, 2014

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