Form 10-K
period 2014-12-31
DURECT CORP
filed 2015-03-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $192,023,330 as of June 30, 2014 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 113,733,358 shares of the registrant’s Common Stock issued and outstanding as of February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2014.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business.

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceuticals based on our proprietary drug delivery technology platforms, new chemical entities derived from our Epigenomic Regulator Program, and our expertise in drug development. Our research and development programs broadly fall into one of two categories: (i) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation, and (ii) New Chemical Entities derived from our Epigenomic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics. We also manufacture and sell osmotic pumps used in laboratory research and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of an NDA with the FDA for which a Complete Response Letter was received in February 2014, one program in Phase 2 and four programs in Phase 1. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions, and other chronic diseases.

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of potential future collaborations and which over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Product Research and Development Programs

Our development efforts are focused on the application of our drug delivery technologies and drug development expertise to potential products in a variety of chronic and episodic or acute medical conditions including pain, central nervous system (CNS) disorders, metabolic disorders, cardiovascular disease, ophthalmic disorders, and other diseases.

Our major product research and development efforts in these areas are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• REMOXY (oral controlled release oxycodone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in December 2010 but not approved / Complete Response Letter received in June 2011

• POSIDUR (controlled release injection of bupivacaine)	• Post-Operative Pain	• DURECT retains worldwide rights	• SABER	• NDA accepted in June 2013 /Complete Response Letter received in February 2014

• ELADUR (transdermal bupivacaine)	• Pain	• Impax Laboratories (worldwide)	• TRANSDUR	• Phase 2

• Relday (risperidone)	• Schizophrenia/ bipolar disorder	• Zogenix (worldwide)	• SABER	• Phase 1

• ORADUR-ADHD	• AttentionDeficit Hyperactivity Disorder (ADHD)	• Orient Pharma (defined Asian and South Pacific countries); DURECT retains development and commercialization rights in North America, Europe, Japan and all other countries	• ORADUR	• Phase 1

• ORADUR-based opioid (hydromorphone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• Phase 1

• SABER-based ophthalmic (active drug ingredient not disclosed)	• Ophthalmic disorder	• Santen (worldwide)	• SABER	• Preclinical / Research Stage

• Various	• Research programs in various therapeutic categories	• DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	• SABER/ DURIN	• Preclinical / Research Stage

NOTE: POSIDUR™, SABER®, CLOUD TM, TRANSDUR®, ORADUR®, DURIN®, CHRONOGESIC®, MICRODUR™, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Our major product research and development efforts for new chemical entities derived from our Epigenomic Regulator Program are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Stage
• DUR-928	• Acute organ injuries, metabolic / lipid disorders	• DURECT retains worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

DURECT’s Drug Delivery Programs and Pharmaceutical Systems

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

DURECT Drug Delivery Technology

Our pharmaceutical systems combine engineering with proprietary small molecule pharmaceutical and biotechnology drug formulations to yield proprietary delivery technologies and products. Through this combination, we are able to control the rate and duration of drug administration, as well as, when desired, target the delivery of the drug to its intended site of action, allowing our pharmaceutical systems to meet the special challenges associated with treating medical conditions over an extended period of time. Our pharmaceutical systems can enable new drug therapies or optimize existing therapies based on a broad range of compounds, including small molecule pharmaceuticals as well as biologics such as proteins and peptides.

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

We currently have several major active drug delivery technology platforms:

The SABER and CLOUD Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD™ platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a class of bioerodible injectable depot technology which generally does not contain SAIB but does include various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

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

The SABER Technology is the basis of POSIDUR, for which our NDA received a Complete Response Letter in February 2014. The SABER Technology is also the basis for Relday, which has completed a single dose Phase 1 clinical trial in the U.S. The SABER Technology is also utilized in our Santen Ophthalmic Program as well as multiple feasibility programs. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

The SABER Technology is also the basis for SucroMate™ Equine, an injectable animal health drug utilizing our SABER technology to deliver the peptide deslorelin. This is the first FDA approved SABER injectable product and it was launched in 2011 by our collaborator, CreoSalus, Inc.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for multiple days. The TRANSDUR technology is the basis for ELADUR, for which two Phase 2 clinical trials have been conducted and for which we licensed worldwide development and commercialization rights to Impax in January 2014.

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

The ORADUR technology is the basis of REMOXY, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse, and for which the NDA received a Complete Response Letter in June 2011. Starting in 2006, we also worked with Pain Therapeutics on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase 1 clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In 2015, Pain Therapeutics informed us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. We also have an ORADUR-ADHD program for which we and Orient Pharma have conducted several Phase 1 clinical trials with multiple formulations since 2010. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate based on based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us.

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

Drug Delivery Programs

REMOXY (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 100 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, accounted for over $3.0 billion in worldwide sales in 2013.

Development Strategy.    REMOXY is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics, Inc. (Pain Therapeutics) to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002. Subsequently, Pain Therapeutics sublicensed the worldwide commercialization rights of REMOXY (except for Australia and New Zealand) to King Pharmaceuticals, Inc. (King) and, as of March 2009, we began working directly with King on further development of REMOXY. In February 2011, Pfizer Inc (Pfizer) acquired King and thereby assumed the rights and obligations of King with respect to REMOXY. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement until the scheduled termination date in April 2015. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner.

REMOXY is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $9.3 million in the aggregate for REMOXY and other licensed ORADUR-based opioids. As of December 31, 2014, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on REMOXY and a manufacturing profit on our supply of key product excipients for use in REMOXY. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    In December 2007, Pain Therapeutics and King announced that the pivotal Phase 3 trial for REMOXY successfully met its primary endpoint (p<0.01) that was prospectively defined by the FDA during the Special Protocol Assessment process. In addition, the study achieved statistically significant results in secondary endpoints such as Quality of Analgesia (p<0.01) and Global Assessment (p<0.01). Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY®. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not been provided any results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement for the next six months until the scheduled termination date. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner.

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

Development Strategy.    We are developing POSIDUR, an extended-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is an off-patent pharmaceutical agent. The physician would administer POSIDUR at the time of surgery to the surgical site. This formulation is designed to provide extended analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing systemic side effects. POSIDUR is intended to provide local analgesia for up to 3 days, which we believe generally coincides with the time period of greatest need for post-surgical pain control in most patients.

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

Safety

As bupivacaine is a well-known drug with an extensive understanding of its risks and benefits, the safety database in the Integrated Summary of Safety (ISS) is not as large as required for a new chemical entity. A total of 1075 patients are included in the ISS database, 951 of whom have been exposed to POSIDUR or SABER-Placebo in volumes ranging from 2.5 to 10 mL. A total of 683 patients have been exposed to POSIDUR with the dose of bupivacaine ranging from 330 to 990 mg. In addition, a total of 124 patients have been treated with bupivacaine HCl in control groups and 268 patients received SABER-Placebo in control groups.

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

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIDUR 5 mL reported thirty-one percent (31%) less pain versus placebo, and the result was statistically significant (p=0.0031). Fifty-three percent (53%) of the study patients in the POSIDUR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIDUR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIDUR 5 mL treatment group. The median decrease in supplemental opioid analgesics taken over the first three days after surgery was 80% (p=0.0085) for the POSIDUR 5 mL group as compared to the placebo group.

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

Phase 3 trial in abdominal surgical procedures

We also conducted a Phase 3 U.S. and international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIDUR in 305 patients undergoing a variety of general abdominal surgical procedures. The trial included the following three cohorts:

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

Efficacy evaluation in the Phase 3 trial encompassed a number of parameters. The two co-primary efficacy endpoints for Cohort 3 were mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose. The purpose of Cohorts 1 and 2 was to give us additional experience with the use of POSIDUR in a broader group of surgeries and patients.

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

Integrated Summary of Efficacy

The seven controlled trials in the ISE can be separated into two different surgical types, soft tissue and orthopedic. The four soft tissue trials involved incisions or laparoscopic portals either in the abdomen or in the inguinal area for hernia repair. In these surgeries, the pain producing tissue was primarily soft tissue such as viscera, fascia, muscle, or skin. However, in the three orthopedic surgeries involving shoulder surgery, a major pain producing tissue is bone that has been resected during the procedure. Given that the responsiveness to treatment of these different surgical types may be different, a pooled analysis has been conducted separately by tissue type.

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

Current Status.     In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014 we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA in September 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we have submitted to the FDA a protocol synopsis for a soft tissue Phase 3 clinical trial designed to generate the data required for product approval, including efficacy and safety data for POSIDUR. We are awaiting FDA feedback to that protocol synopsis.

ELADUR (TRANSDUR-Bupivacaine)

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

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) under development is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR should be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King Pharmaceuticals (King) in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Please see “Third Party Collaborations” for additional information.

Clinical Program.    In 2007, we reported positive results from a 60 patient Phase 2a clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. After acquiring Alpharma, King altered the clinical and regulatory strategy for further development of this program to prioritize chronic low back pain. We reported top line data from a Phase 2 clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met. Commencing in January 2014, Impax is now in charge of the future development program for ELADUR which will initially focus on developing the product for patients suffering from PHN.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect over 5 million (approximately 9%) of U.S. children ages 3-17, according to the U.S. Department of Health and Human Services. The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as a significant number of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are estimated to being treated by medication, with stimulants such as amphetamine or methylphenidate as first-line treatments. U.S. sales of ADHD treatments were approximately $8.3 billion in 2013. The 2010 National Survey on Drug Use & Health estimates that 1.1 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd. (Orient Pharma), a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase 2 study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase 1 and Phase 2 clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of DURECT’s commercial requirements in all territories other than the U.S. for ORADUR-ADHD. Since 2010, we and Orient Pharma have conducted several Phase 1 clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. We retain rights to all other territories in the world and are initiating licensing discussions with other companies now that the lead formulation has been selected.

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

Additional ORADUR-Opioid Products

Since 2006, we also worked with Pain Therapeutics on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase 1 clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). Pain Therapeutics is now free to develop and commercialize these product candidates on its own or with a licensee. In 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. In 2015, Pain Therapeutics informed us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone.

Depot Injectable Programs

In addition to biologic drugs, many traditional small molecule drugs have to be given by frequent injections, which is costly, inconvenient and may result in either unwanted side effects or suboptimal efficacy. We have active programs underway to improve our depot injectable systems and to apply those systems to various drugs and drug candidates, and have entered into a number of feasibility studies with biotechnology and pharmaceutical companies to test their products in our systems. The Relday program with Zogenix and the ophthalmic program with Santen are two projects which started as depot injectable feasibility projects and then matured into development and license agreements.

Research Programs in other Therapeutic Categories

We have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system, cardiovascular disease, ophthalmic conditions and metabolic disorders. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

Epigenomic Regulator Program and New Chemical Entities

DURECT’s Epigenomic Regulator Program involves a collaborative effort now in its fourth year between DURECT and the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU

Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenomics is the study of large scale effects on cellular function and interrelated collections of epigenetic modifications. Epigenetic and epigenomics modifications play an important role in regulation of key cellular processes. DUR-928 is the program’s lead product candidate. DURECT holds the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various diseases and syndromes for orphan indications as well as for broader patient populations. The lead compound from this program DUR-928 is an endogenous, orally bioavailable small molecule that modulates the activity of various nuclear receptors that play an important regulatory role in lipid homeostasis, inflammation and cell survival. A systems biology study involving over 23,000 genes showed that DUR-928 modulates the activity of more than 240 genes, including ACC, FAS, HMGR, Cyp7A1, LXR, PPARg, NFkB/IkB, TNFa, IL-1a, IL-6, COX-2, PCSK9, and others.

The biological activity of DUR-928 has been demonstrated in 6 different animal disease models involving three animal species. Three of these models represented acute toxic or ischemic organ injury (kidney and liver) and three represented chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH)).

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, dogs and monkeys, DUR-928 has been found to be orally bioavailable and safe at all doses tested to date. These non-clinical results supported the initiation of DUR-928 into human safety trials with an oral formulation. An oral formulation, envisioned for use in chronic conditions, has undergone initial testing in humans. An injectable formulation, envisioned for use in acute conditions, is undergoing animal testing.

Phase 1 Study

The Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak plasma concentrations at least 100-fold higher than endogenous levels.

DUR-928 was well-tolerated at all dose levels, with no treatment-related adverse events reported and no subjects withdrawing from the study.

Future Development Plans

DURECT anticipates commencing a Phase 1 multiple-ascending-dose, oral administration trial in healthy subjects in mid-2015, as well as a Phase 1 single-dose, injectable administration trial in healthy subjects in the second half of 2015 as precursor to a multiple-ascending-dose Phase 1 trial. Assuming no undue safety results from these trials, DURECT would then be positioned to commence one or more Phase 2 patient trials in 2016.

DURECT is currently evaluating potential indications for DUR-928 in order to prioritize the development program. Long term opportunities fall into four broad categories: (a) orphan acute indications, (b) broader acute indications, (c) orphan chronic indications, and (d) broader chronic indications. DURECT’s initial Phase 2 studies will be designed to show an efficacy signal in patients suffering from one orphan acute condition such as acute kidney injury and one broad chronic indication such as NAFLD/NASH. DURECT plans to provide more detail on the Phase 2 studies later this year.

DURECT Strategy

Our objective is to become a specialty pharmaceutical company by developing, and in the future, commercializing products that address significant unmet medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Focus on Chronic Debilitating Medical Conditions, Certain Local Pain Conditions and Certain Acute Indications.    Many of the diseases and disorders that present great challenges to medicine include pain management, CNS disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases. In addition, we have identified certain local and acute pain and other medical conditions that we believe can be addressed by improved therapeutics. Our current efforts focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions and on exploiting our Epigenomic Regulator Program through which we have identified new chemical entities that may have utility in conditions such as acute organ injuries and chronic metabolic/lipid disorders.

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

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenomic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenomic Regulator Program. We believe that these new chemical entities may have utility for several metabolic diseases such as NAFLD and NASH, and in acute organ injuries such as acute kidney injury. We believe that these product candidates may be of interest to larger pharmaceutical companies and that it may be possible to license the rights to certain efforts from this program while retaining the rights to other product candidates for either our own development and commercialization or for licensing at a later stage of development.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have two programs for which New Drug Applications have been filed and Complete Response Letters have been received, and six different other programs in development, including three oral drug candidates, one transdermal patch candidate and two injectable drug candidates. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

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

Build Our Own Commercial Organization.    In the future, we may elect to build our own commercial, sales and marketing capability in order to capture more of the economic value of certain products that we may develop. If we choose to enter into third-party collaborations to commercialize our pharmaceutical product candidates, we may in the future enter into these alliances under circumstances that allow us to participate in the sales and marketing of these products.

Third-Party Collaborations

We have entered into the following agreements in connection with our third party collaborations:

Santen Pharmaceutical Co., Ltd.     On December 11, 2014, we and Santen Pharmaceutical Co., Ltd. (“Santen”) entered into a definitive agreement (the Santen Agreement). Pursuant to the Santen Agreement, we have granted Santen an exclusive worldwide license to our proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing our SABER technology to deliver an ophthalmology drug. Santen will control and fund the development and commercialization program, and the parties will establish a joint management committee to oversee, review and coordinate the development activities of the parties under the Agreement.

In connection with the license agreement, Santen paid us an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2014), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2014). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including a material uncured breach. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement were $2.0 million.

Impax Laboratories, Inc.    On January 3, 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Impax Agreement, we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse us for certain future research and development we may be requested to conduct on the product.

In connection with the Impax Agreement, Impax agreed to pay us an upfront fee of $2.0 million in cash and to make contingent cash payments to us of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are commercialization-based milestones. Upon the first commercialization of ELADUR by Impax, we would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to us a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement were $2.1 million.

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix is responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We are responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2014), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2014). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. We retain the right to terminate the Zogenix Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the Zogenix Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the Zogenix Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the Zogenix Agreement with or without cause, at any time upon prior written notice. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $14.3 million.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including REMOXY) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. In 2015, Pain Therapeutics informed us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the two drug candidates currently in development, we are entitled to receive milestone payments of up to $5.1 million in the aggregate. As of December 31, 2014, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2014, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $37.7 million.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, we continued to perform REMOXY related activities in accordance with the terms and conditions set forth in the license agreement between us and Pain Therapeutics, but with King essentially substituted in lieu of Pain Therapeutics with respect to interactions with us in our performance of those activities including the obligation to pay us with respect to all REMOXY related costs incurred by us. The cumulative aggregate payments received by us from King (then Pfizer due to its acquisition of King in February 2011) as of December 31, 2014 were $7.1 million under this agreement. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement for until the scheduled termination date in April 2015.

Long Term Supply Agreement with King (now Pain Therapeutics).    In August 2009, we entered into an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the long term excipient supply agreement. Following termination of Pfizer’s development of REMOXY, Pfizer was required to assign its rights and obligations under the long term supply agreement to Pain Therapeutics. This agreement stipulates the terms and conditions under which we will supply to the counterparty, based on our manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. The supply agreement is anticipated to expire in April 2015 upon the termination of the collaboration agreement between Pfizer and Pain Therapeutics, unless it is extended by the mutual agreement of us and Pain Therapeutics or terminated earlier in accordance with its terms. The agreement further specifies the rights and obligations of us and the counterparty with respect to plant allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities.

In 2014, 2013 and 2012, the Company recognized $33,000, $273,000 and $48,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was zero, $165,000 and $33,000, respectively.

Hospira, Inc.    In June 2010, we entered into a license agreement with Hospira to develop and commercialize POSIDUR in the U.S. and Canada. Under terms of the agreement, Hospira made an upfront payment of $27.5 million. In March 2012, we were notified that Hospira was terminating the agreement effective September 28, 2012, or, as permitted under the agreement, at an earlier date elected by us. Hospira’s termination returned to us the U.S. and Canadian rights to develop and commercialize POSIDUR and we now hold worldwide rights to POSIDUR. As a result of the termination of the Hospira agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $21.8 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement were $40.7 million. There will be no further payments under this agreement in the future.

Alpharma Ireland Limited (acquired in December 2008 by King which subsequently was acquired by Pfizer in February 2011).    In September 2008, we and Alpharma entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch. The agreement became effective in October 2008. Under the terms of the agreement, Alpharma paid us an upfront license fee of $20 million. As a result of the acquisition of Alpharma by King in December 2008, King assumed Alpharma’s rights and obligations under the agreement. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer notified us that they were returning their worldwide development and commercialization rights to ELADUR. As a result of the termination of the agreement for ELADUR, we recognized as revenue during the first quarter of 2012 the remaining $9.9 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement were $29.2 million. There will be no further payments under this agreement in the future.

Nycomed Danmark ApS.    In November 2006, we entered into a collaboration agreement with Nycomed, and this agreement was amended in February 2010 and February 2011. Under the terms of the 2010 amended agreement, we licensed to Nycomed the exclusive commercialization rights to POSIDUR for the European Union (E.U.) and certain other countries. Nycomed paid us an upfront license fee of $14.0 million in 2006 and an $8.0 million milestone payment in 2007 triggered by achievement of a clinical development milestone. Nycomed also paid a portion of development expenses. In January 2012, Nycomed (acquired by Takeda in October 2011) notified us that it was terminating the license agreement with us, and thereby returning their right to develop and commercialize POSIDUR (SABER™-Bupivacaine) in Europe and their other licensed territories to us effective April 26, 2012. As a result of the termination of the Nycomed agreement for POSIDUR, we recognized as revenue during the first quarter of 2012 the remaining $3.7 million of deferred revenue related to the upfront fee of the development and license agreement as we have no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. As of December 31, 2014, the cumulative aggregate payments received by us under this agreement were $37.3 million. In addition, the cumulative aggregate payments paid by us under this agreement to Nycomed were $9.0 million as of December 31, 2014. There will be no further payments under this agreement in the future.

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

We acquired the ALZET product line and assets used primarily in the manufacture, sale and distribution of this product line from ALZA in April 2000. We believe that the ALZET product line provides us with innovative design and application opportunities for potential new products.

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

We believe that these agreements will provide a sufficient supply of these raw materials and drug product to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from the sale of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY to our customer (formerly Pfizer and going forward Pain Therapeutics). Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2014, Zogenix and Impax accounted for 23% and 11% of our total revenues. In 2013, Tolmar Inc. accounted for 15% of our total revenues. In 2012, Hospira and Pfizer accounted for 45% and 22% of our total revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in a qualified facility. We have contracted with Hospira Worldwide to manufacture clinical and commercial supplies of POSIDUR. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including POSIDUR, REMOXY, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for REMOXY at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 18, 2015, we held over 55 unexpired issued U.S. patents and over 365 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 85 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

We have also entered into an exclusive in-license and research and development agreement with the Virginia Commonwealth University Intellectual Property Foundation regarding the new chemical entities under development through our Epigenomic Regulator Program. Under this licensing arrangement, we have agreed to undertake certain efforts to bring licensed products to market, prosecute related patents and report on progress to VCU. In addition, we are obligated to pay low single-digit percentage patent royalties on net sales of licensed products, subject to annual minimum payments and additional milestone payments. This license includes rights to six patent families.

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

Section 505 of the Act describes three types of new drug applications: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things, to a previously approved product (section 505(j)). A supplement to an application is a new drug application. We expect that most of the Drug Delivery Program product candidates will be approved by submission of a new drug application under section 505(b)(2) and that our drug candidates deriving from our Epigenomic Regulator Program will be approved by submission of a new drug application under section 505(b)(1).

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

Human clinical trials are typically conducted in three sequential phases which may overlap:

—	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

—

Phase 2:    Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

—

Phase 3:    When Phase 2 clinical trials demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population, at multiple, geographically dispersed clinical study sites.

In the case of products for severe diseases, such as chronic pain, or life-threatening diseases such as cancer, the initial human testing is often conducted in patients with disease rather than in healthy volunteers. Since these patients already have the target disease or condition, these studies may provide initial evidence of efficacy traditionally obtained in Phase 2 trials, and thus these trials are frequently referred to as Phase 1/2 clinical trials. We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 clinical trials of our pharmaceutical systems within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. During the clinical development of products, sponsors frequently meet and consult with the FDA in order to ensure that the design of their studies will likely provide data both sufficient and relevant for later regulatory approval; however, no assurance of approvability can be given by the FDA.

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application, or NDA, for approval of the marketing and commercial shipment of the product. Submission of an NDA requires the payment of a substantial user fee to the FDA, and although the agency has defined user fee goals for the time in which to respond to sponsor applications, we cannot assure you that the FDA will act in any particular timeframe. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional Phase 4 studies (post approval marketing studies) to confirm safety and effectiveness in a broader commercial use population may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products which have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs. Any comparative claims that we would like to make for our products vis-à-vis other dosage forms or products will need to be substantiated generally by two adequate and well-controlled head-to-head clinical trials.

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

Many of our drug candidates including REMOXY and our other ORADUR-based opioid drug candidates are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in REMOXY and our other ORADUR-based opioid drug candidates, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand, which could negatively impact us and our collaborators.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Purdue Pharma, Zogenix, Par Pharmaceutical, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Impax Laboratories, Elite Pharmaceuticals, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Raptor Pharmaceuticals, Shire, LaJolla Pharmaceuticals, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Trophos, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Employees

As of February 18, 2015 we had 102 employees, including 55 in research and development, 22 in manufacturing and 25 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 18, 2015 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	77	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	58	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	55	Chief Financial Officer
Judy R. Joice	58	Senior Vice President, Operations and Corporate Quality Assurance

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

Judy R. Joice has served as our Senior Vice President, Operations and Corporate Quality Assurance since March 2014 and as our Vice President, Operations and Corporate Quality Assurance since April 2011. Previously, Ms. Joice served as our Vice President, Corporate Quality Assurance since July 2008 and as our Executive Director, Quality Assurance from July 2007 to July 2008. She has over 25 years’ experience in the pharmaceutical industry with such companies as Nektar Therapeutics, Oread, Roche Pharmaceuticals, and Syntex Research. During her career, Ms. Joice has gained broad experience in CMC development activities including novel excipients, new chemical entities, devices, and combination products. She has developed, implemented and managed all aspects of company-wide quality systems and compliance functions, ranging from drug development through commercial manufacturing. Ms. Joice has a B.S. in Chemistry from California State University, Hayward.

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

Risks Related To Our Business

Development of REMOXY may be significantly delayed and adversely affected by Pfizer’s discontinuation of its development

We have relied on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that Pfizer will complete such a transition in accordance with the terms of the collaboration agreement or that Pfizer will transition all required information and assets necessary for the timely and successful resubmission of the NDA. There can also be no assurance that Pain Therapeutics will continue development of REMOXY, or if Pain Therapeutics continues development of REMOXY, there can be no assurance that their resubmission of the NDA will be timely, or that it will satisfy the FDA’s requirements. Pain Therapeutics and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete indirectly or compete for resources with REMOXY. Any further delay or discontinuation in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

Regulatory approval of POSIDUR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA on September 23, 2014 to address the issues cited in the Complete Response Letter. We inquired in that meeting whether it would be possible to expedite approval by pursuing an initial indication of soft tissue post-surgical analgesia without conducting additional trials. FDA indicated that in this scenario, it should be acceptable to conduct only one additional soft tissue clinical trial, the size of which is not yet defined, to generate the data required for product approval, including safety data for POSIDUR compared to a non-SABER containing comparator(s) and also product efficacy. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

—	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

—	with respect to each New Chemical Entity, determining appropriate indications;

—	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

—	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

—	demonstrating the drug formulation will be stable for commercially reasonable time periods;

—	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication; and

—	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our Drug Delivery Program or New Chemical Entity product candidates, including REMOXY, POSIDUR, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, Relday or DUR-928, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of REMOXY, POSIDUR, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, Relday or DUR-928, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for REMOXY, POSIDUR or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

—

REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not been provided any results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement until the scheduled termination date in April 2015. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner. There can be no assurance that Pfizer will complete contemplated activities or affect an orderly transition to Pain Therapeutics, that Pain Therapeutics will successfully resubmit the NDA or that Pain Therapeutics will obtain a new commercialization partner.

—

POSIDUR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA in September 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we have submitted to the FDA a protocol synopsis for a soft tissue Phase 3 clinical trial designed to generate the data required for product approval, including efficacy and safety data for POSIDUR. We are awaiting FDA feedback to that protocol synopsis. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

—

ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February

2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to diligently develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

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

—

ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has met with the Taiwan Food and Drug Administration (TFDA) to discuss the Phase 3 program in that market and is developing its plans for further development in the defined Asian and South Pacific countries to which it has rights from us. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

—

ORADUR-based opioids—Phase 1 clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. In 2015, Pain Therapeutics informed us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

—

DUR-928—In February 2015, we announced the successful completion of the Phase 1 human safety trial of DUR-928, which was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak concentrations at least 100-fold higher than endogenous levels. We anticipate commencing a Phase 1 multi-dose, oral administration trial in healthy subjects in mid-2015. We also anticipate commencing a Phase 1 single-dose, injectable administration trial in healthy subjects in the second half of 2015 as precursor to a multi-dose Phase 1 trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

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

New Chemical Entities derived from our Epigenomic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in viable commercial products

Our Epigenomic Regulator Program is in the early stages of development, involves unproven technology, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative technologies. New Chemical Entities derived from our Epigenomic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. As a result, the product candidates from our Epigenomic Regulator Program may face greater risk of unanticipated safety issues or other side-effects. Further, the regulatory pathway for our New Chemical Entities will be more demanding than that for product candidates under our Drug Delivery Programs, for which we may be able to leverage existing data under Section 505(b)(2) of the Act to reduce development risk, time and cost.

Also, because our Epigenomic Regulator Program is in early stages, we have not defined with precision those indications we wish to pursue initially, each of which may have unique challenges. If the first indications pursued do not show positive results, the credibility of any New Chemical Entity may be tarnished, even if the molecule might be effective for other indications. Our decisions regarding which indications to pursue may cause us to fail to capitalize on indications that could have given rise to viable commercial products and profitable market opportunities.

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIDUR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in a first Phase 1 trial may not be confirmed in subsequent Phase 1 or other clinical trials. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIDUR raised concerns that insufficient safety data had been provided and FDA has indicated that additional clinical safety trials for POSIDUR need to be conducted, which would be expensive and could delay or preclude product approval, harming our business, prospects and financial condition.

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

Many of our drug candidates under development, including REMOXY and our other ORADUR-based opioids are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

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

Many of our drug candidates including REMOXY and ORADUR-Hydromorphone drug candidates are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Pain Therapeutics, Zogenix, Impax, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY and certain other ORADUR-based products, Relday, ELADUR and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may impact our near-term revenues and adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIDUR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Pain Therapeutics, Zogenix, Impax, Santen or Orient Pharma could have similar effects.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY, Pain Therapeutics with respect to ORADUR-Hydromorphone, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. For example, in the first quarter of 2012, we revised the period of continuing involvement related to the termination of our collaborations with Nycomed, Hospira, and Pfizer, resulting in the accelerated recognition of approximately $35.4 million in revenue from upfront payments received in earlier periods; this recognition of revenue in the first quarter of 2012 had no impact on cash flow during the period. As of December 31, 2014, we had $3.3 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including REMOXY and our other ORADUR-based drug candidates, POSIDUR, ELADUR, Relday and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIDUR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2014, had an accumulated deficit of approximately $382.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of LACTEL biodegradable polymers and certain excipient sales, and from payments under collaborative research and development agreements with third parties. In the year ended December 31, 2012, we had a one-time increase in revenues resulting from the recognition of previously deferred revenues associated with upfront payments from terminated agreements. These revenues represented the recognition of deferred revenue for cash received in earlier periods. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR and Relday are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR, Relday and certain other pharmaceutical product candidates we have under development. The reliance on a sole or limited number of suppliers could result in:

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

As of February 18, 2015, we held over 55 unexpired issued U.S. patents and over 365 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 85 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our lead drug candidates, REMOXY and POSIDUR, are as follows:

In the U.S., REMOXY is covered by five patent families. Three patent families include granted patents expiring in at least 2015, 2025, and 2031, respectively. The patent family providing protection until at least 2025 includes eight granted patents. The other two patent families include pending patent applications, which if granted, could result in patents expiring in 2034, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for four of these five patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY is covered by two granted patents expiring in 2016 and 2023, respectively, plus any eligible patent term extensions.

In the U.S., POSIDUR is covered by two patent families, which include granted patents expiring in at least 2015 and 2025, respectively. In Europe, POSIDUR is covered by two granted patents expiring in 2016 and 2025, respectively, plus any eligible patent term extensions.

Our Epigenomic Regulator Program includes six in-licensed patent families. One of these patent families includes a granted patent expiring in at least 2026. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2032, 2033, 2034, 2035, and 2035, respectively, plus any eligible patent term adjustments and extensions. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Pain Therapeutics, Zogenix, Orient Pharma, Impax and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2014. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2014 and determined that goodwill was not impaired as of December 31, 2014. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is based on non-binding forecasts from our customer. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of our customer’s product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for excipients in the year ended December 31, 2014 as a result of a change in the forecasted demand for the excipients after Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY and return its rights to Pain Therapeutics.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2014, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel, including Felix Theeuwes, our Chairman and Chief Scientific Officer, and James E. Brown, our President and Chief Executive Officer. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenomic Regulator Program.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, ELADUR, Relday, DUR-928, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, non-opioid pain medications, local anesthetic patches, anti-psychotics, stimulants, cardiovascular and metabolic disease pharmaceuticals, anti-inflammatory agents, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Our pain products, if approved, will compete with currently marketed products by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Purdue Pharma, Zogenix, Par Pharmaceutical, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Impax Laboratories, Elite Pharmaceuticals, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products, and REMOXY, if approved, will compete directly with these products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Raptor Pharmaceuticals, Shire, LaJolla Pharmaceuticals, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Trophos, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics, Teva and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research and development, financial, marketing, manufacturing and other resources.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

—

the Federal Healthcare Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;

—

the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

—

federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti-Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;

—

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

—

federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

—

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

—

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including REMOXY and other ORADUR-based drug candidates, POSIDUR, ELADUR, Relday and DUR-928. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market

On December 9, 2014, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1).

The Company has until June 7, 2015 to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days. If the Company does not regain compliance within this time period, it may transfer the common stock to The Nasdaq Capital Market, provided that the Company (i) meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the closing bid price requirement) based on the Company’s most recent public filings and market information and (ii) notifies Nasdaq of its intent to cure this deficiency. Following a transfer to The Nasdaq Capital Market, the Company would be afforded the remainder of an additional 180 calendar day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under The Nasdaq Capital Market, unless it does not appear to NASDAQ that it would be possible for the Company to cure the deficiency.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—	failure of third-party collaborators to continue development of the respective product candidates they are developing;

—

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIDUR, REMOXY or our other ORADUR-based drug candidates, ELADUR, Relday, DUR-928 or other product candidates;

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

	Common Stock Price
Year ended December 31, 2013	Low	High
First Quarter	$0.90	$1.48
Second Quarter	0.76	1.85
Third Quarter	0.98	1.45
Fourth Quarter	1.20	1.77

Year ended December 31, 2014	Low	High
First Quarter	$1.30	$2.69
Second Quarter	1.26	1.89
Third Quarter	1.42	1.85
Fourth Quarter	0.68	1.48

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 18, 2015 was $1.01 per share. As of that date there were approximately 117 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2009. The graph assumes that $100 was invested on December 31, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/09 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
DURECT CORPORATION	100.00	139.68	47.77	37.25	70.04	31.98
NASDAQ STOCK MARKET (U.S.)	100.00	116.91	114.81	133.07	184.06	208.71
NASDAQ BIOTECHNOLOGY	100.00	115.01	128.59	169.61	280.89	376.68

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data at December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data at December 31, 2012, 2011 and 2010 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$8,256	$3,590	$42,494	$22,360	$20,091
Product revenue, net	11,145	11,736	10,576	11,127	11,500

Total revenue	19,401	15,326	53,070	33,487	31,591

Operating expenses:
Cost of revenue	5,686	4,837	4,654	4,713	4,275
Research and development	22,429	18,945	20,265	34,053	36,214
Selling, general and administrative	12,284	12,706	12,095	13,574	14,937

Total operating expenses	40,399	36,488	37,014	52,340	55,426

Income (loss) from operations	(20,998)	(21,162)	16,056	(18,853)	(23,835)
Other income (expense):
Interest and other income (expenses)	39	(284)	151	93	943
Interest expense	(1,151)	(6)	(7)	(5)	(6)

Net other income (expense)	(1,112)	(290)	144	88	937

Net income (loss)	$(22,110)	$(21,452)	$16,200	$(18,765)	$(22,898)

Basic net income (loss) per share	$(0.20)	$(0.21)	$0.18	$(0.21)	$(0.26)
Diluted net income (loss) per share	$(0.20)	$(0.21)	$0.18	$(0.21)	$(0.26)
Shares used in computing basic net income (loss) per share	111,666	103,078	88,433	87,410	86,868
Shares used in computing diluted net income (loss) per share	111,666	103,078	88,589	87,410	86,868

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$34,850	$24,391	$28,932	$30,829	$49,572
Working capital	32,526	21,143	29,428	22,410	36,936
Total assets	50,084	40,820	45,935	49,196	67,560
Long-term debt, net	19,824	—	—	—	—
Other long-term liabilities	2,035	1,618	1,197	738	315
Stockholders’ equity	18,515	30,721	36,331	3,477	14,487

(1)	The 2012 figure includes the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received under terminated collaboration agreements with Nycomed, Pfizer and Hospira.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, 2013 and 2012 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

—	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

—	the progress of our third-party collaborations, including estimated milestones;

—	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

—	the potential benefits and uses of our products;

—

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

—	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

—	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

—	market opportunities for products in our product pipeline;

—	the progress and results of our research and development programs;

—	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

—	the results and timing of clinical trials, including for POSIDUR, REMOXY or DUR-928, and the possible commencement of future clinical trials;

—	conditions for obtaining regulatory approval of our product candidates;

—	submission and timing of applications for regulatory approval;

—	the impact of FDA, DEA, EMEA and other government regulation on our business;

—	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

—	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

—	products and companies that will compete with the products we license to third-party collaborators;

—	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

—	the possibility that we may develop additional manufacturing capabilities;

—	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

—

our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

—

sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

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

Overview

We are a specialty pharmaceutical company focused on the development of pharmaceuticals based on our proprietary drug delivery technology platforms, new chemical entities derived from our Epigenomic Regulator Program, and our expertise in drug development. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of a NDA with the FDA for which a Complete Response Letter was received in February 2014, one program in Phase 2 and four programs in Phase 1. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases.

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

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Pfizer (King), Hospira, Nycomed, Zogenix, Impax, Santen and others.

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

In the future, we expect to generate modest revenue related to an animal health product which was approved and launched by our licensee in 2011. Because we consider our core business to be developing and commercializing pharmaceuticals, we do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party collaborators to develop pharmaceutical product candidates.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2014, we had an accumulated deficit of $382.9 million. Our net losses were $22.1 million and $21.5 million for the years ended December 31, 2014 and 2013, respectively, while we generated net income of $16.2 million for the year ended December 31, 2012 related to the termination of certain of our collaboration agreements. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2015 compared to 2014. We expect selling, general and administrative expenses to remain approximately comparable in 2015 compared to 2014. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Inventories and Purchase Commitments

Our inventories include excipients that are used in the manufacture of REMOXY, POSIDUR and other development programs. These inventories are capitalized based on management’s judgment of probable sale or use in other development programs prior to their expiration date. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. In October 2014, Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY and return its rights to Pain Therapeutics. As a result of the change in the forecasted demand of the inventory from Pfizer, we were required to write-down certain lots of inventory which are no longer considered to be probable for use prior to expiration. In addition, we recorded a liability related to a minimum purchase agreement that we have in place for the excipients. In the year ended December 31, 2014, we recorded charges to cost of goods sold of approximately

$1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of December 31, 2014, the remaining carrying value of the excipients in our inventory was $1.2 million. In addition, we have remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that we determine that we will not utilize all of these materials, there could be additional write-offs related to this inventory and an additional reserve for future purchase commitments.

Revenue Recognition

We enter into license and collaboration agreements under which we may receive upfront license fees, research funding and contingent milestone payments and royalties. We evaluate the accounting treatment under these agreements including whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. For our collaborations with multiple deliverables, we have concluded that the deliverables are not separable and the arrangements should be accounted for as a combined unit of accounting. As a combined unit of accounting, we recognized the consideration for the combined unit of accounting in the same manner as the revenue was recognized for the final deliverable, which was generally ratably over the longest period of involvement. For example, upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized as collaborative research and development revenue based on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. Such period generally represents the longer of the estimated research and development period or other continuing obligation period defined in the respective agreements between us and our third-party collaborators. If we determine that the expected timeline for a project and therefore our continuing involvement is materially different than we previously assumed, we will adjust the period over which we recognize the deferred revenue. In the first quarter of 2012, we were notified by Hospira, Pfizer, and Nycomed that they were terminating certain license and collaboration agreements. As a result, the related deferred revenue from up-front payments for those license and collaboration agreements was recognized as revenue during 2012 as our performance obligations were relieved. During 2012, we recognized $35.4 million from the recognition of deferred revenue related to these terminated license and collaboration agreements.

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

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2014, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2014. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2014, 2013 and 2012

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$4,431	$918	$1,872
Impax Laboratories, Inc. (Impax) (2)	2,106	—	—
Pain Therapeutics, Inc. (Pain Therapeutics)	1,359	750	750
Pfizer Inc. (Pfizer) (3)	118	42	11,721
Santen Pharmaceutical Co. Ltd. (Santen) (4)	16	—	—
Hospira, Inc. (Hospira) (5)	—	—	23,726
Nycomed Danmark ApS (Nycomed) (6)	—	—	3,705
Others	226	1,880	720

Total collaborative research and development and other revenue	$8,256	$3,590	$42,494

(1)	Amounts related to ratable recognition of upfront fees were $255,000 in 2014, $241,000 in 2013 and $312,000 in 2012.

(2)	Amounts related to recognition of upfront fees were $2.0 million in 2014 and zero in 2013 and 2012, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

(3)	Amounts related to ratable recognition of upfront fees were zero in 2014 and 2013, and $9.9 million in 2012. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements we formerly had in place with King; accordingly amounts formally attributed to King are shown as Pfizer figures. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to recognition of upfront fees were $15,000 in 2014 and zero in 2013 and 2012, respectively; the Company and Santen signed a license agreement effective December 11, 2014.

(5)	Amounts related to ratable recognition of upfront fees were zero in 2014 and 2013, and $21.8 million in 2012. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us dated June 1, 2010 relating to the development and commercialization of POSIDUR in the United States and Canada. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(6)	Amounts related to ratable recognition of upfront fees were zero in 2014 and 2013, and $3.7 million in 2012. Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements we formerly had in place with Nycomed. In January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. As a result, we recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

We recorded $8.3 million, $3.6 million and $42.5 million of collaborative research and development revenue in 2014, 2013 and 2012, respectively.

The increase in collaborative research and development revenue in 2014 compared with 2013 was primarily due to higher revenue recognized from our agreements with Zogenix and Pain Therapeutics as our role in the development activities for Relday and certain ORADUR-based opioid products increased in 2014, as well as higher revenue recognized from our agreement with Pfizer, offset by lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies compared with 2013. The increase was also due to revenue recognized from our agreement with Impax in the first quarter of 2014 and from our agreement with Santen in December 2014.

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

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Santen. At December 31, 2014, $15,000 of the $2.0 million upfront fee had been recognized as revenue.

We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. At December 31, 2014, $954,000 of the $2.25 million upfront fee had been recognized as revenue.

We received a $27.5 million upfront fee in connection with the development and license agreement signed with Hospira in June 2010 relating to POSIDUR. The $27.5 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Hospira with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Hospira’s termination notice received by us in March 2012. At December 31, 2014, all of the $27.5 million upfront fee had been recognized as revenue.

We received a $20.0 million upfront fee in connection with the development and license agreement signed with Alpharma (acquired by King which was subsequently acquired by Pfizer) in September 2008 relating to ELADUR. The $20.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Alpharma with respect to ELADUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Pfizer’s termination notice received by us in February 2012. At December 31, 2014, all of the $20.0 million upfront fee had been recognized as revenue.

We also received a $14.0 million upfront fee in connection with the development and license agreement signed with Nycomed in November 2006 relating to POSIDUR. The $14.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Nycomed with respect to POSIDUR. Our estimate of the remaining term of our continuing involvement was revised in the first quarter of 2012 as a result of Nycomed’s termination notice received by us in January 2012. At December 31, 2014, all of the $14.0 million upfront fee had been recognized as revenue.

Product revenue

A portion of our revenues is derived from our product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and a currently marketed animal health product. Net product revenues were $11.1 million, $11.7 million and $10.6 million in 2014, 2013 and 2012, respectively.

The decrease in product revenue in 2014 was primarily attributable to lower product revenue from our LACTEL polymer product line as a result of lower units sold, ALZET mini pump product line as a result of lower units sold partially offset by higher prices, and lower product revenue from the sale of certain excipients included in REMOXY and another product as a result of lower units sold compared to 2013.

The increase in product revenue in 2013 was primarily attributable to higher product revenue from our ALZET mini pump product line as a result of higher units sold and higher prices, higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY and another product compared to 2012.

Revenues in 2014, 2013 and 2012 included $33,000, $273,000 and $48,000 in product revenue related to the shipments of excipients included in REMOXY.

Cost of product revenues

Cost of product revenues was $5.7 million, $4.8 million and $4.7 million in 2014, 2013 and 2012, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in REMOXY and another product.

The increase in the cost of product revenue in 2014 was primarily the result of charges of $1.6 million associated with certain excipients included in REMOXY in the third quarter of 2014, partially offset by lower cost of goods sold from our LACTEL and ALZET mini pump product lines and related to the sale of certain excipients arising from lower units sold in 2014 compared to 2013. The increase in the cost of product revenues in 2013 was primarily the result of higher cost of product revenues related to the sale of certain excipients to Pfizer and from our LACTEL product line, partially offset by lower cost of product revenues from our ALZET product line arising from lower manufacturing costs for products sold in 2013 compared to 2012. Cost of product revenue and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period.

Stock-based compensation expense recognized related to cost of product revenues was $149,000, $170,000 and $244,000 in 2014, 2013 and 2012, respectively.

As of December 31, 2014, 2013 and 2012, we had 22, 21 and 24 manufacturing employees, respectively. As of February 18, 2015, we had 22 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $22.4 million, $18.9 million and $20.3 million in 2014, 2013 and 2012, respectively. Stock-based compensation expense recognized related to research and development personnel was $1.7 million, $2.0 million and $2.6 million in 2014, 2013 and 2012, respectively.

Research and development expenses increased by $3.5 million in 2014 compared to 2013. The increase in 2014 was primarily attributable to higher development costs associated with Relday, DUR-928, other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR and REMOXY, partially offset by lower research and development costs associated with POSIDUR, depot injectable programs, ORADUR-ADHD, and other research programs compared to 2013 as more fully discussed below.

Research and development expenses decreased by $1.4 million in 2013 compared to 2012. The decrease in 2013 was primarily attributable to lower development costs associated with REMOXY, Relday and POSIDUR, partially offset by higher research and development costs associated with DUR-928, depot injectable programs, other research programs, ORADUR-ADHD and ELADUR compared to 2012 as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
POSIDUR (1)	$6,364	$8,966	$9,700
DUR-928	5,812	3,128	1,099
Relday (1)	4,127	734	1,638
Depot Injectable Programs	2,230	3,932	2,503
ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY (1)	1,712	221	237
ELADUR (1)	592	208	200
ORADUR-ADHD	436	689	596
REMOXY (1)	302	176	1,927
Others	854	891	2,365

Total research and development expenses	$22,429	$18,945	$20,265

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Hospira, Nycomed, Pfizer, Pain Therapeutics and Zogenix.

POSIDUR

Our research and development expenses for POSIDUR decreased to $6.4 million in 2014 from $9.0 million in 2013, primarily due to lower employee-related costs for POSIDUR in 2014 as we incurred higher costs associated with preparing the NDA in 2013, partially offset by higher external costs related to medical affairs for POSIDUR in 2014 compared with 2013.

Our research and development expenses for POSIDUR decreased to $9.0 million in 2013 from $9.7 million in 2012, primarily due to lower external development costs for POSIDUR, partially offset by higher employee-related costs for POSIDUR compared with 2012.

DUR-928

Our research and development expenses for DUR-928 increased to $5.8 million in 2014 from $3.1 million in 2013, primarily due to higher employee-related costs and higher external contract manufacturing expenses, clinical trial expenses and non-clinical related expenses incurred for this drug candidate compared with 2013.

Our research and development expenses for DUR-928 increased to $3.1 million in 2013 from $1.1 million in 2012, primarily due to higher employee-related costs and higher external contract research expenses and non-clinical studies costs for this drug candidate compared with 2012.

Relday

Our research and development expenses for Relday increased to $4.1 million in 2014 from $734,000 in 2013 primarily due to increased development activities and higher costs related to non-clinical studies associated with Relday in 2014 compared with 2013.

Our research and development expenses for Relday decreased to $734,000 in 2013 from $1.6 million in 2012 primarily due to decreased formulation development activities and non-clinical studies associated with Relday in 2013.

Depot Injectable programs

Our research and development expenses for depot injectable programs decreased to $2.2 million in 2014 from $3.9 million in 2013 primarily due to lower employee-related costs for these programs in 2014 compared with 2013.

Our research and development expenses for depot injectable programs increased to $3.9 million in 2013 from $2.5 million in 2012 primarily due to higher employee-related costs and higher costs related to research supplies as well as non-clinical studies for these programs compared with 2012.

ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY

Our research and development expenses for ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY increased to $1.7 million in 2014 from $221,000 in 2013, primarily due to higher employee-related costs as well as increased external costs associated with these products in 2014 compared with 2013.

Our research and development expenses for ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY decreased to $221,000 in 2013 from $237,000 in 2012, primarily due to lower employee-related costs as well as lower costs related to research supplies for these products in 2013 compared with 2012.

ELADUR

Our research and development expenses for ELADUR increased to $592,000 in 2014 from $208,000 in 2013, primarily due to higher employee-related costs related to this product candidate in 2013 compared with 2012.

Our research and development expenses for ELADUR increased to $208,000 in 2013 from $200,000 in 2012, primarily due to higher employee-related costs related to this product candidate in 2013 compared with 2012.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $436,000 in 2014 from $689,000 in 2013, primarily due to lower employee-related costs for these drug candidates in 2014 compared with 2013.

Our research and development expenses for ORADUR-ADHD increased to $689,000 in 2013 from $596,000 in 2012, primarily due to higher employee-related costs and higher outside expenses for these drug candidates compared with 2012.

REMOXY

Our research and development expenses for REMOXY increased to $302,000 in 2014 from $176,000 in 2013, primarily due to higher employee-related costs, as well as increased external costs associated with this product candidate in 2014 compared with 2013.

Our research and development expenses for REMOXY decreased to $176,000 in 2013 from $1.9 million in 2012, primarily due to lower employee-related costs, as well as lower costs related to research supplies for this product candidate, as our role in assisting Pfizer diminished in 2013 compared with 2012.

Other DURECT Research Programs

Our research and development expenses for all other research activities decreased to $854,000 in 2014 from $891,000 million in 2013, primarily due to lower employee-related costs incurred for these programs in 2014 compared with 2013.

Our research and development expenses for all other research activities decreased to $891,000 in 2013 from $2.4 million in 2012, primarily due to lower employee-related costs as well as lower external costs incurred for these programs in 2013 compared with 2012.

As of December 31, 2014, 2013 and 2012, we had 54 research and development employees. As of February 18, 2015, we had 55 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to increase in 2015 compared to 2014.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” above.

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $12.3 million, $12.7 million and $12.1 million in 2014, 2013 and 2012, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.2 million, $1.3 million and $1.5 million in 2014, 2013 and 2012, respectively.

Selling, general and administrative expenses decreased by $422,000 in 2014 compared to 2013, primarily due to lower compensation related costs and marketing related expenses incurred in 2014 compared to 2013. Selling, general and administrative expenses increased by $611,000 in 2013 compared to 2012, primarily due to higher employee related costs and marketing related expenses incurred in 2013 compared to 2012.

As of December 31, 2014, 2013 and 2012, we had 25, 26 and 26 selling, general and administrative personnel, respectively. As of February 18, 2015, we had 25 selling, general and administrative employees, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses to remain approximately comparable in 2015 compared to 2014.

Other Income (Expense).    Interest and other income (expense) was $39,000, ($284,000) and $151,000 in 2014, 2013 and 2012, respectively. In 2014 and 2013, interest and other income (expense) included income tax expense of $85,000 and $320,000 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000. In 2012, we recorded a gain of $83,000 from selling certain used lab equipment.

Interest expense was $1.2 million, $6,000 and $7,000 in 2014, 2013 and 2012, respectively. The increase in interest expense in 2014 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Income taxes.    As of December 31, 2014, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $276.9 million, which expire in the years 2019 through 2034, and federal research and development tax credits of approximately $9.1 million, which expire at various dates beginning in 2018 through 2034, if not utilized. As of December 31, 2014, we had NOL carryforwards for state income tax purposes of approximately $204.1 million, which expire in the years 2015 through 2034, and state research and development tax credits of approximately $9.9 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2014 and 2013, we had net deferred tax assets of $130.9 million and $122.0 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2014 and 2013. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. In addition, we issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012 and November 2013, we completed an underwritten public offering in which we sold an aggregate of approximately 14.0 million shares and approximately 8.2 million shares, respectively, of our common stock pursuant to an effective registration statement. In the third quarter of 2014, we issued approximately 2.9 million shares of our common stock in the open market through a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald pursuant to an effective registration statement. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2014 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $34.9 million and $24.4 million at December 31, 2014 and 2013, respectively. This includes $350,000 and $450,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2014 and 2013, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in Alabama and California. The letter of credit for our leased facility in Alabama will expire in July 2021 and the letter of credit for our leased facility in California will expire in February 2019.

We used $14.2 million, $15.4 million and $13.4 million cash in operating activities in the year ended December 31, 2014, 2013 and 2012, respectively. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) primarily due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The net income of $16.2 million in 2012 was largely a result of the accelerated recognition of $35.4 million in deferred revenue associated with up-front fees previously received from terminated collaboration agreements; such revenue is non-recurring and has no cash flow impact on our financial statements in 2012. The decrease in cash used in operations in 2014 compared with 2013 was primarily attributable to the decreases in accounts payable, offset by the increases in contract research liability in 2014 compared with 2013. The increase in cash used in operations in 2013 compared with 2012 was primarily attributable to the increases in accounts payable and prepaid expenses, offset by the decreases in contract research liability in 2013 compared with 2012.

We used $15.7 million of cash in investing activities compared in the year ended December 31, 2014 compared to $1.1 million and $3.9 million of cash received in the years ended December 31, 2013 and 2012, respectively. The increase in cash used in investing activities was primarily due to an increase in net purchases of available-for-sale securities in 2014 compared to 2013. The decrease in cash received from investing activities in 2013 compared to 2012 was primarily due to a decrease in net proceeds from maturities of available-for-sale securities, partially offset by a decrease in purchases of property and equipment in 2013 compared to 2012. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The actual amount and timing of other capital expenditures will depend, among other things, on the success of clinical trials for our product candidates and our collaborative research and development activities.

We generated $24.8 million, $11.0 million and $11.8 million of cash from financing activities in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash received from financing activities was primarily a result of proceeds received from the $20 million term loan as well as $4.7 million from the issuances of common stock from open market sales, and proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan in 2014 compared to 2013. The decrease in cash provided by financing activities in 2013 compared to 2012 was primarily due to lower cash proceeds received from an equity financing in 2013 compared with 2012, partially offset by higher proceeds from exercises of stock options in 2013 compared to 2012.

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

On June 26, 2014, we entered into the Loan Agreement with Oxford Finance LLC, pursuant to which Oxford provided a $20.0 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The Loan Agreement provides for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

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

During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term because of assumed additional clinical trials and contract manufacturing activities for our development programs and as a higher proportion of our research and development efforts are self-funded rather than covered by collaborative partners. In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2015	2016	2017	2018	2019	2020 and thereafter	Total
Capital lease (1)	$26	$19	$12	$12	$3	$—	$72
Term loan (1)	1,590	8,848	8,848	6,023	—	—	25,309
Purchase commitments (2)	500	500	500	500	—	—	2,000
Operating lease obligations	1,941	1,970	2,000	1,948	539	517	8,915

Total contractual cash obligations	$4,057	$11,337	$11,360	$8,483	$542	$517	$36,296

(1)	Includes principal and interest payments.

(2)	We accrued $500,000 as a loss on a purchase obligation and recorded this amount as a charge in cost of goods of sold in the statement of operations and comprehensive income (loss) for the year ended December 31, 2014.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2014, approximately 90% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 5% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2014 by year of maturity (dollars in thousands):

	2015	2016	Total
Cash equivalents:
Fixed rate	$—	$—	$—
Average fixed rate	—	—	—
Variable rate	$1,558	$—	$1,558
Average variable rate	0.01%	—	0.01%
Short-term investments:
Fixed rate	$30,016	$—	$30,016
Average fixed rate	0.26%	—	0.26%
Long-term investments:
Fixed rate	$—	$1,804	$1,804
Average fixed rate	—	0.43%	0.43%
Restricted investments:
Fixed rate	$350	$—	$350
Average fixed rate	0.10%	—	0.10%

Total investment securities	$31,924	$1,804	$33,728

Average rate	0.25%	0.43%	0.26%

As of December 31, 2014, the fair value of our term loan secured in June 2014 was estimated to be $19.8 million. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date of July 1, 2018. The term loan bears a fixed rate of 7.95%, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California

March 3, 2015

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013

A S S E T S
Current assets:
Cash and cash equivalents	$2,680	$7,836
Short-term investments	30,016	12,753
Accounts receivable (net of allowances of $211 at December 31, 2014 and $144 at December 31, 2013)	2,122	2,349
Inventories	3,642	3,502
Prepaid expenses and other current assets	1,034	1,888

Total current assets	39,494	28,328
Property and equipment, net	1,749	1,985
Goodwill	6,399	6,399
Intangible assets, net	—	18
Long-term investments	1,804	3,352
Long-term restricted investments	350	450
Other long-term assets	288	288

Total assets	$50,084	$40,820

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,021	$736
Accrued liabilities	5,051	5,865
Contract research liabilities	358	329
Deferred revenue, current portion	538	255

Total current liabilities	6,968	7,185
Deferred revenue, non-current portion	2,742	1,296
Long-term debt, net	19,824	—
Other long-term liabilities	2,035	1,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000 shares authorized; 113,733 and 110,409 shares issued and outstanding at December 31, 2014 and 2013, respectively	11	11
Additional paid-in capital	401,322	391,504
Accumulated other comprehensive income	87	1
Accumulated deficit	(382,905)	(360,795)

Stockholders’ equity	18,515	30,721

Total liabilities and stockholders’ equity	$50,084	$40,820

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Collaborative research and development and other revenue	$8,256	$3,590	$42,494
Product revenue, net	11,145	11,736	10,576

Total revenues	19,401	15,326	53,070

Operating expenses:
Cost of product revenues	5,686	4,837	4,654
Research and development	22,429	18,945	20,265
Selling, general and administrative	12,284	12,706	12,095

Total operating expenses	40,399	36,488	37,014

Income (loss) from operations	(20,998)	(21,162)	16,056
Other income (expense):
Interest and other income (expenses)	39	(284)	151
Interest expense	(1,151)	(6)	(7)

Net other income (expense)	(1,112)	(290)	144

Net income (loss)	(22,110)	(21,452)	16,200
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	86	(5)	1

Total comprehensive income (loss)	$(22,024)	$(21,457)	$16,201

Net income (loss) per share
Basic	$(0.20)	$(0.21)	$0.18

Diluted	$(0.20)	$(0.21)	$0.18

Weighted-average shares used in computing net income (loss) per share
Basic	111,666	103,078	88,433

Diluted	111,666	103,078	88,589

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	87,547	$9	$359,006	$5	$(355,543)	$3,477
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	333	—	231	—	—	231
Issuance of common stock upon equity financing, net of issuance cost of $983	14,000	1	11,616	—	—	11,617
Stock-based compensation expense from stock options and ESPP shares	—	—	4,805	—	—	4,805
Net income	—	—	—	—	16,200	16,200
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	1	—	1

Balance at December 31, 2012	101,880	10	375,658	6	(339,343)	36,331
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	315	—	315	—	—	315
Issuance of common stock upon equity financing, net of issuance cost of $825	8,214	1	10,674	—	—	10,675
Stock-based compensation expense from stock options and ESPP shares	—	—	4,857	—	—	4,857
Net loss	—	—	—	—	(21,452)	(21,452)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(5)	—	(5)

Balance at December 31, 2013	110,409	11	391,504	1	(360,795)	30,721
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	416	—	399	—	—	399
Issuance of common stock upon equity financing, net of issuance cost of $192	2,908	—	4,618	—	—	4,618
Stock-based compensation expense from stock options and ESPP shares	—	—	4,801	—	—	4,801
Net loss	—	—	—	—	(22,110)	(22,110)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	86	—	86

Balance at December 31, 2014	113,733	$11	$401,322	$87	$(382,905)	$18,515

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(22,110)	$(21,452)	$16,200
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	601	558	964
Stock-based compensation	3,080	3,426	4,320
Loss (gain) on impairment and disposal of fixed assets	—	—	(73)
Inventory write-off	1,227	574	193
Amortization of debt issuance cost	38	—	—
Changes in assets and liabilities:
Accounts receivable	227	(183)	1,282
Inventories	(1,369)	(681)	(353)
Prepaid expenses and other assets	854	370	(372)
Accounts payable	285	(1,049)	511
Accrued liabilities	1,200	3,734	78
Contract research liability	29	(154)	(878)
Deferred revenue	1,729	(591)	(35,320)

Total adjustments	7,901	6,004	(29,648)

Net cash used in operating activities	(14,209)	(15,448)	(13,448)
Cash flows from investing activities
Purchases of property and equipment	(204)	(69)	(290)
Purchases of available-for-sale securities	(31,823)	(20,403)	(25,155)
Proceeds from maturities of available-for-sale securities	16,294	21,580	29,352

Net cash (used in) provided by investing activities	(15,733)	1,108	3,907
Cash flows from financing activities
Payments on equipment financing obligations	(17)	(9)	(8)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	399	315	231
Net proceeds from issuances of common stock in connection with equity financing	4,618	10,675	11,617
Net proceeds from issuance of long-term debt	19,786	—	—

Net cash provided by financing activities	24,786	10,981	11,840

Net increase (decrease) in cash and cash equivalents	(5,156)	(3,359)	2,299
Cash and cash equivalents at beginning of year	7,836	11,195	8,896

Cash and cash equivalents at end of year	$2,680	$7,836	$11,195

Supplemental disclosure of cash flow information
Cash paid for interest	$691	$6	$7

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a pharmaceutical company developing therapies based on its proprietary drug formulations and delivery platform technologies and its expertise in drug development. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company maintains cash, cash equivalents and investments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions. In addition, the Company performs periodic evaluations of the relative credit quality of its investments.

Pharmaceutical companies and academic institutions account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

for these receivables is generally not required. The risk associated with this concentration is limited to a certain extent due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY and another product. In 2014, revenue from the ALZET product line and the LACTEL product line accounted for 37% and 19% of total revenue, respectively. In 2013, revenue from the ALZET product line and the LACTEL product line accounted for 48% and 26% of total revenue, respectively. In 2012, revenue from the ALZET product line and the LACTEL product line accounted for 13% and 7% of total revenue, respectively. Total revenue in 2012 reflected a one-time recognition of $35.4 million of collaborative research and development revenue as a result of the termination of the Company’s agreements with Nycomed, Pfizer and Hospira.

In 2014, Zogenix and Impax accounted for 23% and 11% of the Company’s total revenues. In 2013, Tolmar Inc. accounted for 15% of the Company’s total revenues. In 2012, Hospira and Pfizer accounted for 45% and 22% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2014, 2013 and 2012 are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$15,532	$11,087	$44,687
Europe	1,986	2,089	6,285
Japan	898	1,104	1,151
Other	985	1,046	947

Total	$19,401	$15,326	$53,070

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

for the minimum purchase commitment for the excipients. As of December 31, 2014, the remaining carrying value of the excipients in the Company’s inventory was $1.2 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$1,242	$1,404
Work in-process	1,120	1,063
Finished goods	1,280	1,035

Total inventories	$3,642	$3,502

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2014, there have been no material impairment losses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Accumulated other comprehensive income as of December 31, 2014, 2013 and 2012 is entirely comprised of unrealized gains or losses on available-for-sale securities.

Segment Reporting

The Company operates in one operating segment, which is the research, development and manufacturing of pharmaceutical products.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2014	2013	2012
Numerators:
Net income (loss)	$(22,110)	$(21,452)	$16,200
Denominators:
Weighted average shares used to compute basic net income (loss) per share	111,666	103,078	88,433
Effect of dilutive securities:
Dilution from stock options	—	—	150
Dilution from ESPP	—	—	6

Dilutive common shares	—	—	156

Weighted average shares used to compute basic net income (loss) per share	111,666	103,078	88,589

Net income (loss) per share:
Basic	$(0.20)	$(0.21)	$0.18

Diluted	$(0.20)	$(0.21)	$0.18

The computation of diluted net income (loss) per share for the years ended December 31, 2014, 2013 and 2012 excludes the impact of options to purchase 20.0 million, 19.6 million and 20.7 million shares of common stock outstanding, respectively, at December 31, 2014, 2013 and 2012, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent expense on the statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605,

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

2.  Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Collaborator
Zogenix, Inc. (Zogenix) (1)	$4,431	$918	$1,872
Impax Laboratories, Inc. (Impax) (2)	2,106	—	—
Pain Therapeutics, Inc. (Pain Therapeutics)	1,359	750	750
Pfizer Inc. (Pfizer) (3)	118	42	11,721
Santen Pharmaceutical Co. Ltd. (Santen) (4)	16	—	—
Hospira, Inc. (Hospira) (5)	—	—	23,726
Nycomed Danmark ApS (Nycomed) (6)	—	—	3,705
Others	226	1,880	720

Total collaborative research and development and other revenue	$8,256	$3,590	$42,494

(1)	Amounts related to ratable recognition of upfront fees were $255,000 in 2014, $241,000 in 2013 and $312,000 in 2012.

(2)	Amounts related to recognition of upfront fees were $2.0 million in 2014 and zero in 2013 and 2012, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

(3)	Amounts related to ratable recognition of upfront fees were zero in 2014 and 2013, and $9.9 million in 2012. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King under the agreements the Company formerly had in place with King; accordingly amounts formally attributed to King are shown as Pfizer figures. In February 2012, the Company was notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and the Company dated September 19, 2008 relating to the development and commercialization of ELADUR. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(4)	Amounts related to recognition of upfront fees were $15,000 in 2014 and zero in 2013 and 2012, respectively; the Company and Santen signed a license agreement effective December 11, 2014.

(5)

Amounts related to ratable recognition of upfront fees were zero in both 2014 and 2013, and $21.8 million in 2012. In March 2012, the Company was notified that Hospira was terminating the Development and License Agreement between Hospira and the Company dated June 1, 2010 relating to the development and

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

commercialization of POSIDUR in the United States and Canada. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

(6)	Amounts related to ratable recognition of upfront fees were zero in both 2014 and 2013, and $3.7 million in 2012. Takeda Pharmaceutical Company Limited acquired Nycomed and thereby assumed the rights and obligations of Nycomed under the agreements the Company formerly had in place with Nycomed. In January 2012, the Company was notified that Nycomed was terminating the Development and License Agreement between Nycomed and the Company dated November 26, 2006, as amended, relating to the development and commercialization of POSIDUR in Europe and their other licensed territories. As a result, the Company recognized as revenue all of the remaining upfront fees in 2012 that had previously been deferred.

As of February 18, 2015, the Company had potential milestones of up to $243.5 million that the Company may receive in the future under its collaborative arrangements, of which $75.5 million are development-based milestones and $168.0 million are sales-based milestones. Within the category of development-based milestones, $5.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $12.3 million are related to late stage clinical testing (defined as Phase 3 activities), $20.2 million are related to regulatory filings, and $38.0 million are related to regulatory approvals. No payments were received between December 31, 2014 and February 18, 2015.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid the Company upfront fees of $900,000 in December 2002 and $100,000 in October 2003. In December 2005, the Company amended its agreement with Pain Therapeutics in order to specify its obligations with respect to the supply of key excipients for use in the licensed products. Under the agreement, as amended, the Company is responsible for formulation development, supply of selected key excipients used in the manufacture of licensed products and other specified tasks. In 2015, Pain Therapeutics informed the Company that they intend to return to the Company all of Pain Therapeutics’ rights and obligations under the Company’s license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the two drug candidates, the Company is entitled to receive milestone payments of up to $5.1 million in the aggregate. As of December 31, 2014, the Company had received $1.7 million in cumulative milestone payments. In addition, if commercialized, the Company will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on sales volume. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. Under the agreement, Pain Therapeutics reimburses the Company for qualified expenses incurred by the Company in connection with the development program.

The Company recognizes collaborative research and development revenue related to research and development activities for REMOXY and other development programs based on reimbursement of qualified expenses as defined in the collaborative agreement and related amendment with Pain Therapeutics. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.4 million in 2014, and $750,000 in 2013 and 2012. The cumulative aggregate payments received by the Company as of December 31, 2014 were $37.7 million under this agreement.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $5.1 million in performance milestone payments based on the successful development and approval of the two ORADUR-based opioids. Of these potential milestones, $5.1 million are all development-based milestones. As of December 31, 2014, the Company had received $1.7 million in cumulative milestone payments. There are no sales-based milestones under the agreement.

In March 2009, King assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continued to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was essentially substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts formally attributed to King are shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement until the scheduled termination date in April 2015.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was $118,000, $42,000 and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of December 31, 2014 were $7.1 million under this agreement.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

allocation, adding additional production capacity and sourcing of raw materials, as well as other terms and conditions customary for this type of agreement, including those regarding forecasting, purchasing, invoicing, representations, warranties and indemnities.

In 2014, 2013 and 2012, the Company recognized $33,000, $273,000 and $48,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was zero, $165,000 and $33,000, respectively.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT will be responsible for non-clinical, formulation and CMC development activities. The Company will be reimbursed by Zogenix for its research and development efforts on the product.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2014), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2014). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2014 were $14.3 million under these agreements.

	Year Ended December 31,
	2014	2013	2012
Ratable recognition of upfront payment	$255	$241	$312
Research and development expenses reimbursable by Zogenix	4,176	677	1,560

Total collaborative research and development revenue	$4,431	$918	$1,872

Agreement with Impax Laboratories, Inc.

On January 3, 2014, the Company and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Impax Agreement, the Company has granted Impax an exclusive worldwide license to the Company’s proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, the Company’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse the Company for certain future research and development it may be requested to conduct on the product.

In connection with the Impax Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of December 31, 2014). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2014 were $2.1 million under the agreement.

	Year Ended December 31,
	2014	2013	2012
Ratable recognition of upfront payment	$2,000	$—	$—
Research and development expenses reimbursable by Impax	106	—	—

Total collaborative research and development revenue	$2,106	$—	$—

Agreement with Santen Pharmaceutical Co., Ltd.

On December 11, 2014, the Company and Santen Pharmaceutical Co., Ltd. (Santen) entered into a definitive agreement (the Santen Agreement). Pursuant to the Santen Agreement, the Company granted Santen an exclusive worldwide license to the Company’s proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing the Company’s SABER technology to deliver an ophthalmology drug. Santen will control and fund the development and commercialization program, and the parties will establish a joint management committee to oversee, review and coordinate the development activities of the parties under the Santen Agreement.

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2014). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of December 31, 2014, the cumulative aggregate payments received by the Company under this agreement were $2.0 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Year Ended December 31,
	2014	2013	2012
Ratable recognition of upfront payment	$15	$—	$—
Research and development expenses reimbursable by Santen	1	—	—

Total collaborative research and development revenue	$16	$—	$—

Agreement with Hospira, Inc.

In June 2010, the Company and Hospira, Inc. (Hospira) entered into a license agreement to develop and market POSIDUR (SABER-bupivacaine) in the U.S. and Canada. POSIDUR is the Company’s investigational post-operative pain relief depot that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Hospira (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2014 were $40.7 million under this agreement.

	Year Ended December 31,
	2014	2013	2012
Recognition of upfront payment (1)	$—	$—	$21,758
Research and development expenses reimbursable by Hospira	—	—	1,968

Total collaborative research and development revenue	$—	$—	$23,726

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the POSIDUR agreement by Hospira. As a result of the termination of the Hospira agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $21.8 million deferred revenue related to the upfront fee of the development and license agreement.

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

The Company’s net share of the research and development costs for POSIDUR under the Company’s agreement with Nycomed was zero in 2014, 2013 and 2012.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Nycomed with regard to POSIDUR (in thousands). The cumulative aggregate payments received by the Company from Nycomed as of December 31, 2014 were $37.3 million under this agreement. In addition, the cumulative aggregate payments paid by the Company to Nycomed were $9.0 million as of December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
Recognition of upfront payment (1)	$—	$—	$3,705
Research and development expenses reimbursable by Nycomed	—	—	—

Total collaborative research and development revenue	$—	$—	$3,705

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Nycomed. As a result of the termination of the Nycomed agreement for POSIDUR, the Company recorded as revenue during the first quarter of 2012 the remaining $3.7 million deferred revenue related to the upfront fee of the development and license agreement.

Agreement with Alpharma Ireland Limited, an affiliate of Alpharma Inc. (Alpharma) (acquired by King which subsequently was acquired by Pfizer)

Effective October 2008, the Company and Alpharma, entered into a development and license agreement granting Alpharma the exclusive worldwide rights to develop and commercialize ELADUR, DURECT’s investigational transdermal bupivacaine patch. As a result of the acquisition of Alpharma by King in December 2008, King assumed the rights and obligations of Alpharma under the agreement. As a result of the acquisition of King by Pfizer in February 2011, Pfizer assumed the rights and obligations of King under the agreement; accordingly, amounts formally contributed to King are shown as Pfizer figures.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of collaborative research and development revenue recognized under the agreement with Pfizer with regard to ELADUR (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2014 were $29.2 million under this agreement.

	Year Ended December 31,
	2014	2013	2012
Recognition of upfront payment (1)	$—	$—	$9,895
Research and development expenses reimbursable by Pfizer	—	—	124

Total collaborative research and development revenue	$—	$—	$10,019

(1)	The Company’s estimate of the term of its continuing performance obligation was revised in the first quarter of 2012 as a result of the termination of the agreement by Pfizer. As a result of the termination of this agreement for ELADUR, the Company recorded as revenue during the first quarter of 2012 the remaining $9.9 million deferred revenue related to the upfront fee of the development and license agreement.

3.  Intangible Assets and Goodwill

Intangible assets recorded in connection with the Company’s acquisitions consist of the following (in thousands):

	December 31, 2014
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(591)	—
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,451)	$—

	December 31, 2013
	Gross Intangibles	Accumulated Amortization	Net Intangibles
Developed technology	$3,600	$(3,600)	$—
Patents	591	(573)	18
Other intangible assets	3,260	(3,260)	—

Total	$7,451	$(7,433)	$18

The intangible assets were being amortized on a straight-line basis over estimated useful lives ranging from four to seven years. The net amount of intangible assets at December 31, 2014 was zero.

Goodwill totaled $6.4 million at December 31, 2014. The Company evaluates goodwill for impairment at least annually. In 2014, 2013 and 2012 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

4.  Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	—	350	—	350
Marketable equity security	155	—	—	155
Commercial paper	—	1,250	—	1,250
Corporate debt	—	7,740	—	7,740
U.S. Government agencies	—	22,675	—	22,675

Total	$1,713	$32,015	$—	$33,728

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

Money market funds and marketable equity securities are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2014 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	350	—	—	350
Marketable equity security	—	155	—	155
Commercial paper	1,250	—	—	1,250
Corporate debt	7,744	—	(4)	7,740
U.S. Government agencies	22,678	2	(5)	22,675

	$33,580	$157	$(9)	$33,728

Reported as:
Cash and cash equivalents	$1,558	$—	$—	$1,558
Short-term investments	29,867	157	(8)	30,016
Long-term investments	1,805	—	(1)	1,804
Long-term restricted investments	350	—	—	350

	$33,580	$157	$(9)	$33,728

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$34	$—	$—	$34
Certificates of deposit	450	—	—	450
Commercial paper	1,249	—	—	1,249
Corporate debt	3,257	1	—	3,258
U.S. Government agencies	16,898	1	(1)	16,898

	$21,888	$2	$(1)	$21,889

Reported as:
Cash and cash equivalents	$5,334	$—	$—	$5,334
Short-term investments	12,752	2	(1)	12,753
Long-term investments	3,352	—	—	3,352
Long-term restricted investments	450	—	—	450

	$21,888	$2	$(1)	$21,889

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2014, by contractual maturity (in thousands):

	December 31, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$30,217	$30,366
Mature after one year through five years	1,805	1,804

	$32,022	$32,170

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2014.

As of December 31, 2014, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Equipment	$12,161	$12,438
Leasehold improvement	9,968	9,855
Construction-in-progress	227	180

	22,356	22,473
Less accumulated depreciation and amortization	(20,607)	(20,488)

Property and equipment, net	$1,749	$1,985

Depreciation expense was $582,000, $541,000 and $948,000 in 2014, 2013 and 2012, respectively. Amortization expense was $17,000, $9,000 and $9,000 in 2014, 2013 and 2012 for assets held under capital leases, respectively.

As of December 31, 2014, the Company has recorded $650,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.    Restricted Investments

As of December 31, 2014 and 2013, the Company had $350,000 and $450,000, respectively, recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facilities in Alabama and California.

7.    Commitments

Operating Leases

The Company has lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.8 million, $1.5 million, and $1.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2015	$1,941
2016	1,970
2017	2,000
2018	1,948
Thereafter	1,056

$8,915

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018. The Company accrued $500,000 as a loss on a purchase obligation and recorded as this amount a charge in cost of goods of sold in the statement of operations and comprehensive income (loss) for the year ended December 31, 2014.

8.    Long-Term Debt

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2014, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2014, are as follows (in thousands):

2015	$1,590
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	25,309
Less amount representing interest	(5,309)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(176)

Carrying value of long-term debt	19,824
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,824

9.    Stockholders’ Equity

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

In December 2013, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allows for the offer of up to $100.9 million of securities from

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which it may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent.

During the third quarter of 2014, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2014, 6,456,057 shares of common stock were available for future grant and options to purchase 23,763,839 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of December 31, 2014, no shares of common stock were available for future grant and options to purchase 476,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

The plan expires in June 2020. A total of 2,200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2014, 129,965 shares of common stock were available for future grant and 2,070,035 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2014, shares of common stock reserved for future issuance consisted of the following:

December 31, 2014
Stock options outstanding	24,239,839
Stock options available for grant	6,456,057
Employee Stock Purchase Plan	129,965

30,825,861

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	20,465,064	$3.55	5.65	$—
Options granted	3,418,287	$0.79
Options exercised	(179,067)	$0.78
Options forfeited	(640,649)	$2.47
Options expired	(2,161,479)	$4.37

Outstanding at December 31, 2012	20,902,156	$3.07	5.41	$—
Options granted	4,592,849	$1.21
Options exercised	(187,014)	$1.01
Options forfeited	(94,055)	$1.38
Options expired	(1,517,352)	$3.17

Outstanding at December 31, 2013	23,696,584	$2.73	5.45	$5.2
Options granted	3,747,428	$1.94
Options exercised	(300,602)	$0.99
Options forfeited	(144,611)	$1.50
Options expired	(2,758,960)	$2.95

Outstanding at December 31, 2014	24,239,839	$2.61	5.72	$—

Exercisable at December 31, 2014	20,458,476	$2.80	5.21	$—

Vested and expected to vest at December 31, 2014	23,920,208	$2.62	5.68	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $178,000, $77,000 and $103,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In February 2012, February 2013 and January 2014, the Company granted its employees stock options to purchase 966,000, 1.7 million and 1.1 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $1.53 in 2014, $0.85 in 2013 and $0.54 in 2012 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2014, 2013 and 2012.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive income (loss) is shown as below (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of product revenues	$149	$170	$244
Research and development	1,697	1,999	2,602
Selling, general and administrative	1,234	1,257	1,474

	$3,080	$3,426	$4,320

Because the Company had a net operating loss carryforward as of December 31, 2014, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2014, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Determining Fair Value

Valuation and Expense Recognition.    The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The Company recognizes the expense on a straight-line basis. The expense for options is recognized over the requisite service periods of the awards, which is generally the vesting period.

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. The Company determines the expected life using historical options experience. This develops the expected life by taking the weighted average of the actual life of options exercised and cancelled and assumes that outstanding options are exercised uniformly from the current holding period through the end of the contractual life.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2014, February 2013 and February 2012) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Stock Options
Risk-free rate	1.9-2.8%	0.9-2.9%	0.9-1.5%
Expected dividend yield	—	—	—
Expected term (in years)	6.5-10.0	5.3-10.0	5.5-6.5
Volatility	76-85%	77-86%	78-81%
Forfeiture rate	7.2%	8.4%	7.7%

	Year ended December 31,
	2014	2013	2012
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1-0.2%	0.1-1.0%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	1.3
Volatility	60-81%	64-81%	69-101%

There were 115,412, 128,433 and 153,730 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2014, 2013 and 2012, respectively. Included in the statement of operations for the year ended December 31, 2014, 2013 and 2012 was $43,000, $56,000 and $36,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2014, $3.4 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2018. The weighted average term of the unrecognized stock-based compensation expense is 2.4 years.

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 – 0.74	22,500	7.25	$0.73	14,218	$0.73
$0.78 – 0.78	2,561,000	7.09	$0.78	2,076,981	$0.78
$0.82 – 1.20	441,105	8.05	$1.02	426,355	$1.02
$1.21 – 1.21	3,706,502	8.06	$1.21	2,763,690	$1.21
$1.24 – 2.04	1,231,890	8.71	$1.39	440,033	$1.36
$2.09 – 2.09	4,057,631	7.61	$2.09	2,639,168	$2.09
$2.13 – 2.22	2,506,564	5.02	$2.18	2,506,564	$2.18
$2.25 – 3.26	4,214,457	5.03	$3.15	4,097,402	$3.15
$3.29 – 4.85	2,434,135	2.16	$4.19	2,430,010	$4.19
$4.87 – 6.32	3,064,055	2.06	$5.62	3,064,055	$5.62

$0.73 – 6.32	24,239,839	5.72	$2.61	20,458,476	$2.80

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company received $299,000, $188,000, and $140,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012, respectively.

10.    Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $405,000 and $320,000 on its balance sheet at December 31, 2014 and 2013, respectively, that arose from tax amortization of an indefinitely-lived intangible asset. The Company also recorded a deferred tax provision of $85,000 and $320,000 related to the deferred tax liability in the year ended December 31, 2014 and 2013, respectively. In addition, the Company recorded an income tax benefit of $61,000 related to unrealized gain on a marketable equity security in the year ended December 31, 2014. There was no provision for income taxes in 2012 as the Company has incurred losses to date.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. federal taxes provision (benefit) at statutory rate	$(7,502)	$(7,184)	$5,516
State taxes	—	—	—
Change in valuation allowance	6,854	9,517	(7,208)
Stock-based compensation	1,139	375	1,688
Change in deferreds	(2)	(1,718)	—
Other	(465)	(670)	4

Total income tax provision	$24	$320	$—

In 2014, 2013 and 2012, total income tax provision expense was $24,000, $320,000 and zero, respectively. The Company has presented the $24,000 and $320,000 of deferred income tax provision in interest and other income (expenses) in its statements of operation and comprehensive income (loss). Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$105,609	$98,425
Research and other credits	10,995	10,127
Capitalized research and development expenses	456	498
Deferred revenue	516	584
Stock-based compensation	9,402	8,661
Other	3,967	3,724

Total deferred tax assets	130,945	122,019
Valuation allowance for deferred tax assets	(130,945)	(122,019)
Deferred tax liabilities—Intangibles	(405)	(320)

Net deferred tax assets and liabilities	$(405)	$(320)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.9 million and $11.7 million and decreased by $10.7 million during 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $276.9 million, which expire in the years 2019 through 2034, and federal research and development tax credits of approximately $9.1 million which expire at various dates beginning in 2018 through 2034, if not utilized.

As of December 31, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $204.1 million, which expire in the years 2015 through 2034, if not utilized, and state research and development tax credits of approximately $9.9 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $5.7 million and $5.3 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of the year	$5,252	$4,777
Increases (decrease) related to prior year tax positions	—	88
Increases (decrease) related to current year tax positions	450	387
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$5,702	$5,252

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations and Comprehensive Income (Loss). The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2014 due to unutilized net operating losses and research credits.

11.    Reduction in Force

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

12.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$6,293	$4,153	$4,581	$3,918	$4,258	$2,966	$4,269	$4,289
Net income (loss)	$(3,600)	$(5,183)	$(5,478)	$(5,145)	$(7,092)	$(6,024)	$(5,940)	$(5,100)
Basic net income (loss) per share	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.06)	$(0.06)	$(0.05)	$(0.05)
Diluted net income (loss) per share	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.06)	$(0.06)	$(0.05)	$(0.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DURECT Corporation as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California

March 3, 2015

Item 9B.	Other Information.

None

PART III

The definitive proxy statement for our 2015 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

3.4	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

Number	Description

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-31615), filed on December 17, 2014).

4.1	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 17, 2014).

10.3+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.9**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.10**

Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K

(File No. 000-31615) filed on March 14, 2003).

10.11	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.12**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.13**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

Number	Description

10.14**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.15	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.16**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.17	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.18	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.19	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.20**	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011 (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 7, 2011).

10.21**	Amendment dated March 18, 2013 to Development and License Agreement dated July 11, 2011 between the Company and Zogenix, Inc (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 3, 2013).

10.22	Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.23	Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013 (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.24	Second Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated November 11, 2013 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.25	Executive Change of Control Policy, asam ended December 12, 2013 (incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.26**	Asset Transfer and License Agreement between the Company and Impax Laboratories, Inc. effective January 3, 2014. (incorporated by reference to Exhibit 10.75 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 5,

10.27	Loan and Security Agreement between the Company and Oxford Finance, LLC dated June 26, 2014. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 8, 2014).

Number	Description

10.28*†	License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 11, 2014.

10.29*†	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012.

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

†	Confidential treatment requested with respect to certain portions of this Exhibit.

+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2014
Allowance for doubtful accounts	$144	$88	$(21)	$211
December 31, 2013
Allowance for doubtful accounts	$154	$(20)	$10	$144
December 31, 2012
Allowance for doubtful accounts	$98	$73	$(17)	$154

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 3, 2015

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 3, 2015

/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 3, 2015

/s/ SIMON X. BENITO Simon X. Benito	Director	March 3, 2015

/s/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 3, 2015

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 3, 2015

/s/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 3, 2015

/s/ JON S. SAXE Jon S. Saxe	Director	March 3, 2015

/s/ JAY SHEPARD Jay Shepard	Director	March 3, 2015

EXHIBIT INDEX

Number	Description
10.28*†	License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 11, 2014.

10.29*†	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012.

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment requested with respect to certain portions of this Exhibit.