Form 10-Q
period 2015-03-31
DURECT CORP
filed 2015-05-01
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2015, there were 119,568,550 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$1,989	$2,680
Short-term investments	27,026	30,016
Accounts receivable (net of allowances of $229 at March 31, 2015 and $211 at December 31, 2014)	2,243	2,122
Inventories	3,806	3,642
Prepaid expenses and other current assets	1,402	1,034

Total current assets	36,466	39,494
Property and equipment (net of accumulated depreciation of $20,749 and $20,607 at March 31, 2015 and December 31, 2014, respectively)	1,615	1,749
Goodwill	6,399	6,399
Long-term investments	500	1,804
Long-term restricted investments	250	350
Other long-term assets	288	288

Total assets	$45,518	$50,084

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$890	$1,021
Accrued liabilities	3,186	5,051
Contract research liabilities	307	358
Deferred revenue, current portion	1,048	538
Current portion of long-term debt, net	1,826	—

Total current liabilities	7,257	6,968
Deferred revenue, non-current portion	2,608	2,742
Long-term debt, net	18,017	19,824
Other long-term liabilities	2,161	2,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	11	11
Additional paid-in capital	403,220	401,322
Accumulated other comprehensive income	2	87
Accumulated deficit	(387,758)	(382,905)

Stockholders’ equity	15,475	18,515

Total liabilities and stockholders’ equity	$45,518	$50,084

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2015	2014
Collaborative research and development and other revenue (see Note 2)	$1,738	$3,512
Product revenue, net	3,035	2,781

Total revenues	4,773	6,293
Operating expenses:
Cost of product revenues	1,006	1,063
Research and development	5,367	5,469
Selling, general and administrative	2,820	3,363

Total operating expenses	9,193	9,895

Loss from operations	(4,420)	(3,602)
Other income (expense):
Interest and other income (expenses)	128	3
Interest expense	(561)	(1)

Net other income (expense)	(433)	2

Net loss	$(4,853)	$(3,600)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	(85)	4

Total comprehensive loss	$(4,938)	$(3,596)

Net loss per share
Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

Weighted-average shares used in computing net loss per share
Basic	113,793	110,468

Diluted	113,793	110,468

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,853)	$(3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	155
Stock-based compensation	650	726
Amortization of debt issuance cost	19	—
Realized gain from sale of marketable equity security, net of tax	(117)	—
Changes in assets and liabilities:
Accounts receivable	(121)	241
Inventories	(165)	(9)
Prepaid expenses and other assets	(368)	(176)
Accounts payable	(131)	425
Accrued and other liabilities	(729)	(285)
Contract research liabilities	(51)	(127)
Deferred revenue	376	(64)

Total adjustments	(493)	886

Net cash used in operating activities	(5,346)	(2,714)

Cash flows from investing activities
Purchases of property and equipment	(9)	(2)
Purchases of available-for-sale securities	(2,995)	(6,060)
Proceeds from maturities of available-for-sale securities	7,243	2,820
Proceeds from sales of short-term investment	178	—

Net cash provided by (used in) investing activities	4,417	(3,242)

Cash flows from financing activities
Payments on equipment financing obligations	(4)	(2)
Net proceeds from issuances of common stock	242	92

Net cash provided by financing activities	238	90

Net decrease in cash and cash equivalents	(691)	(5,866)
Cash and cash equivalents, beginning of the period	2,680	7,836

Cash and cash equivalents, end of the period	$1,989	$1,970

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a specialty pharmaceutical company focused on the development of pharmaceuticals based on its proprietary drug delivery technology platforms, new chemical entities derived from its Epigenomic Regulator Program, and its expertise in drug development. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2015, the operating results and comprehensive loss for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to customers and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of March 31, 2015, the remaining carrying value of the excipients in the Company’s inventory was $1.1 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and/or a reserve for future purchase commitments.

	March 31, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,257	$1,242
Work in process	1,254	1,120
Finished goods	1,295	1,280

Total inventories	$3,806	$3,642

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities and marketable equity security for all periods presented. Total comprehensive loss has been disclosed in the Company’s Condensed Statements of Comprehensive Loss.

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of March 31, 2015 and December 31, 2014 is entirely comprised of net unrealized gains on available-for-sale securities and marketable equity security.

The following table summarizes changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 (in thousands):

	Balance at December 31, 2014	(Decrease)/ Increase	Reclassification Adjustment	Balance at March 31, 2015
Unrealized gain (loss) on available-for-sale investments, net of tax	$(7)	$9	$—	$2
Unrealized gain on marketable equity security, net of tax	94	23	(117)	—

Total accumulated other comprehensive income, net of tax	87	32	(117)	2

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

Options to purchase approximately 23.3 million and 19.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a delay in the effective date of this guidance. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,158	$782
Santen Pharmaceutical Co. Ltd. (Santen) (2)	307	—
Impax Laboratories, Inc. (Impax) (3)	—	2,090
Pain Therapeutics, Inc. (Pain Therapeutics)	—	451
Pfizer Inc. (Pfizer)	—	14
Others	273	175

Total collaborative research and development and other revenue	$1,738	$3,512

(1)	Amounts related to ratable recognition of upfront fees were $64,000 for the three months ended March 31, 2015 and 2014.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and zero for three months ended March 31, 2015 and 2014, respectively; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months ended March 31, 2015 and 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was zero and $451,000 for the three months ended March 31, 2015 and 2014, respectively. In the first quarter of 2015, Pain Therapeutics notified the Company that they intend to return to the Company all of Pain Therapeutics’ rights and obligations under the Company’s license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the two drug candidates, the Company is entitled to receive milestone payments of up to $5.1 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2015 were $37.7 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $5.1 million in performance milestone payments based on the successful development and approval of the two ORADUR-based opioids. Of these potential milestones, all $5.1 million are development-based milestones. As of March 31, 2015, the Company had received $1.7 million in cumulative milestone payments. There are no sales-based milestones under the agreement.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are now shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement until the scheduled termination date in April 2015.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero and $14,000 for the three months ended March 31, 2015 and 2014, respectively. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of March 31, 2015 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were $96,000 and zero in the three months ended March 31, 2015 and 2014, respectively. The associated cost of goods sold was $51,000 and zero in the three months ended March 31, 2015 and 2014, respectively.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of March 31, 2015), and $75 million are sales-based milestones (none of which has been achieved as of March 31, 2015). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retains the right to supply Zogenix’s Phase III clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. Zogenix may terminate the Zogenix Agreement without cause at any time upon prior written notice, and either party may terminate the Zogenix Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2015 were $15.7 million under these agreements.

	Three months ended March 31,
	2015	2014
Ratable recognition of upfront payment	$64	$64
Research and development expenses reimbursable by Zogenix	1,094	718

Total collaborative research and development revenue	$1,158	$782

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of March 31, 2015). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2015 were $2.1 million under the agreement.

	Three months ended March 31,
	2015	2014
Recognition of upfront payment	$—	$2,000
Research and development expenses reimbursable by Impax	—	90

Total collaborative research and development revenue	$—	$2,090

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2015). Santen will also pay for certain

Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of March 31, 2015, the cumulative aggregate payments received by the Company under this agreement were $2.4 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended March 31,
	2015	2014
Ratable recognition of upfront payment	$71	$—
Research and development expenses reimbursable by Santen	236	—

Total collaborative research and development revenue	$307	$—

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2015 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$32	$—	$—	$32
Certificates of deposit	250	—	—	250
Commercial paper	749	—	—	749
Corporate debt	6,647	2	(3)	6,646
U.S. Government agencies	20,128	3	—	20,131

	$27,806	$5	$(3)	$27,808

Reported as:
Cash and cash equivalents	$32	$—	$—	$32
Short-term investments	27,024	5	(3)	27,026
Long-term investments	500	—	—	500
Long-term restricted investments	250	—	—	250

	$27,806	$5	$(3)	$27,808

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	350	—	—	350
Marketable equity security	—	155	—	155
Commercial paper	1,250	—	—	1,250
Corporate debt	7,744	—	(4)	7,740
U.S. Government agencies	22,678	2	(5)	22,675

	$33,580	$157	$(9)	$33,728

Reported as:
Cash and cash equivalents	$1,558	$—	$—	$1,558
Short-term investments	29,867	157	(8)	30,016
Long-term investments	1,805	—	(1)	1,804
Long-term restricted investments	350	—	—	350

	$33,580	$157	$(9)	$33,728

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2015, by contractual maturity (in thousands):

	March 31, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$27,274	$27,276
Mature after one year through five years	500	500

	$27,774	$27,776

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2015.

As of March 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2015, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2015	2014
Cost of product revenues	$29	$37
Research and development	351	415
Selling, general and administrative	270	274

Total stock-based compensation	$650	$726

As of March 31, 2015 and December 31, 2014, $11,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2015 and 2014) and shares purchased under its employee stock purchase plan for the three months ended March 31, 2015 and 2014:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Risk-free rate	1.4-2.0%	2.0-2.8%	0.1%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.5-10.0	6.5-9.3	0.5	0.5
Volatility	78-85%	77-84%	95%	81%
Forfeiture rate	6.0%	7.2%	—	—

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

As of March 31, 2015, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of March 31, 2015, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of March 31, 2015, are as follows (in thousands):

Nine months ended December 31, 2015	$1,193
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	24,912
Less amount representing interest	(4,912)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(157)

Carrying value of long-term debt	19,843
Less current portion of long-term debt	(1,826)

Long-term debt, less current portion and unamortized debt discount	$18,017

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 and zero for the three months ended March 31, 2015 and 2014, respectively. Accrued interest, which is included in other long-term liabilities, was approximately $429,000 as of March 31, 2015.

Note 6. Subsequent Event

During April 2015, the Company raised net proceeds (net of commission) of approximately $10.1 million from the sale of 5.4 million shares of its common stock at a weighted average price of $1.94 per share in the open market through its Controlled Equity Offering SM sales agreement with Cantor Fitzgerald, entered in January 2014. The shares were issued pursuant to a registration statement on Form S-3 declared effective in January 2014. As of April 24, 2015, the Company had up to $9.7 million of common stock available for sale under the Controlled Equity Offering SM program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIDUR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials, including for POSIDUR, REMOXY, Relday, ORADUR-ADHD or DUR-928, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2014 and in Note 2 above.

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

NOTE:	POSIDUR™, SABER®, CLOUD™,TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not seen the results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner. On April 21, 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. Pain Therapeutics further stated that Pfizer had started to transfer to Pain Therapeutics documents, data and regulatory responsibilities related to REMOXY, and that they expected the transfer to be substantially completed in the second quarter of 2015.

Phase I clinical trials have been conducted for two of the other ORADUR-based opioid product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In 2015, Pain Therapeutics notified us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone.

POSIDUR™ (SABER® -Bupivacaine)

Our post-operative pain relief depot, POSIDUR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a patented controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIDUR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIDUR, for which we hold worldwide rights.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA in September 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we have submitted to the FDA a protocol synopsis for a soft tissue Phase 3 clinical trial designed to generate the data required for product approval, including efficacy and safety data for POSIDUR. We are awaiting FDA feedback to that protocol synopsis.

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

ORADUR-ADHD Program

We are developing drug candidates (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. These drug candidates are intended to provide once-a-day dosing, or immediate release dosing, in each case with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. We understand that Orient Pharma anticipates initiating a Phase 3 study in Taiwan in mid-2015 and completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In March 2015, Zogenix commenced this multi-dose clinical trial and stated that they anticipated results from this study would be available in the third quarter of 2015 and that they are targeting an end-of-Phase 2 meeting with the FDA by early 2016.

Epigenomic Regulator Program and New Chemical Entities

DURECT’s Epigenomic Regulator Program involves a multi-year collaborative effort between DURECT and the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries in this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenomics is the study of large scale effects on cellular function and interrelated collections of epigenetic modifications. Epigenetic and epigenomics modifications play an important role in regulation of key cellular processes. DUR-928 is the program’s lead product candidate. DURECT holds the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak plasma concentrations at least 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no treatment-related adverse events reported and no subjects withdrawing from the study. We initiated a Phase 1 multiple-ascending-dose, oral administration trial in healthy subjects in March 2015, and we expect to have results from this study in the second quarter of 2015.

Future Development Plans

In addition to the oral administration studies described above, DURECT anticipates commencing a Phase 1 single-dose, injectable administration trial in healthy subjects in the second half of 2015 as precursor to a multiple-ascending-dose Phase 1 trial. Assuming no undue safety results from these trials, DURECT would then be positioned to commence one or more Phase 2 patient trials in 2016.

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

Other Programs

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2015, we had an accumulated deficit of $387.8 million. Our net loss was $4.9 million for the three months ended March 31, 2015. Our net losses were $22.1 million and $21.5 million for the years ended December 31, 2014 and 2013, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to recent quarters. We expect selling, general and administrative expenses to increase modestly in the near future compared to the first quarter of 2015. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three months ended March 31, 2015 and 2014

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable compared to the first quarter of 2015, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,158	$782
Santen Pharmaceutical Co. Ltd. (Santen) (2)	307	—
Impax Laboratories, Inc. (Impax) (3)	—	2,090
Pain Therapeutics, Inc. (Pain Therapeutics)	—	451
Pfizer Inc. (Pfizer)	—	14
Others	273	175

Total collaborative research and development and other revenue	$1,738	$3,512

(1)	Amounts related to ratable recognition of upfront fees were $64,000 for the three months ended March 31, 2015 and 2014.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and zero for three months ended March 31, 2015 and 2014, respectively; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero and $2.0 million for three months ended March 31, 2015 and 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $3.0 million and $2.8 million in the three months ended March 31, 2015 and 2014, respectively. The increase in the three months ended March 31, 2015 was primarily attributable to higher revenue from our LACTEL polymer product line as a result of higher units sold, higher product revenue from the sale of certain excipients included in REMOXY and another product and higher revenue from our ALZET mini pump product line compared to the corresponding period in 2014.

Cost of product revenues. Cost of product revenues were $1.0 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in the cost of product revenue was primarily the result of lower cost of goods sold related to our LACTEL product line and our ALZET mini pump product line arising from lower manufacturing costs for products sold in the first quarter of 2015 compared to the corresponding period in 2014. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $29,000 and $37,000 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we had 22 manufacturing employees compared with 21 as of March 31, 2014. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.4 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily attributable to lower research and development costs associated with POSIDUR, Depot injectable programs, other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, REMOXY and ORADUR-ADHD, partially offset by higher research and development costs associated with DUR-928, Relday, the Santen ophthalmic program and other research programs compared to the corresponding period in 2014 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $351,000 and $415,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had 56 research and development employees compared with 53 as of March 31, 2014. We expect research and development expenses to increase in the near future compared to recent quarters as we increase development activities for POSIDUR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2015	2014
DUR-928	$2,173	$1,082
Relday (1)	1,010	724
POSIDUR	946	1,894
Depot injectable programs	494	747
Santen ophthalmic program (1)	249	23
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	84	330
ORADUR-ADHD	79	99
REMOXY (1)	65	118
ELADUR (1)	59	282
Others	208	170

Total research and development expenses	$5,367	$5,469

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $2.2 million and $1.1 million in the three months ended March 31, 2015 and 2014, respectively. The increase in the three months ended March 31, 2015 was primarily due to higher employee-related costs, clinical trial expenses and non-clinical related expenses incurred for this drug candidate compared with the corresponding period in 2014.

Relday

Our research and development expenses for Relday were $1.0 million and $724,000 in the three months ended March 31, 2015 and 2014, respectively. The increase in the three months ended March 31, 2015 was primarily due to increased development activities and higher employee-related costs incurred for this drug candidate compared with the corresponding period in 2014.

POSIDUR

Our research and development expenses for POSIDUR were $946,000 and $1.9 million in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs and outside consulting expenses for POSIDUR compared with the corresponding period in 2014.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $494,000 and $747,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding period in 2014.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $249,000 and $23,000 in the three months ended March 31, 2015 and 2014, respectively. The increase in the three months ended March 31, 2015 was primarily due to increased formulation development activities associated with this drug candidate compared with the corresponding period in 2014.

Other select ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $84,000 and $330,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates in the first quarter of 2015 compared with the corresponding period in 2014.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $79,000 and $99,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs for these drug candidates in the first quarter of 2015 compared with the corresponding period in 2014.

REMOXY

Our research and development expenses for REMOXY were $65,000 and $118,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs for REMOXY in the first quarter of 2015 compared with the corresponding period in 2014.

ELADUR

Our research and development expenses for ELADUR were $59,000 and $282,000 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the three months ended March 31, 2015 was primarily due to lower employee-related costs associated with this product candidate compared with the corresponding period in 2014.

Other DURECT research programs

Our research and development expenses for all other programs were $208,000 and $170,000 in the three months ended March 31, 2015 and 2014, respectively. The increase in the three months ended March 31, 2015 was primarily due to higher employee-related costs incurred for these programs compared with the corresponding period in 2014.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $2.8 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in selling, general and administrative expenses in the three months ended March 31, 2015 was primarily due to lower patent related expense, lower outside expense in connection with the signing of the Impax agreement, and lower consulting related expenses compared to the corresponding period in 2014. Stock-based compensation expense recognized related to selling, general and administrative personnel was $270,000 and $274,000 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and 2014, we had 25 selling, general and administrative employees. We expect selling, general and administrative expenses to increase modestly in the near future compared to the first quarter of 2015.

Other income (expense). Interest and other income (expenses) was $128,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest and other income was primarily the result of realized gain from the sale of a marketable equity security in the first quarter of 2015.

Interest expense was $561,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense in the first quarter of 2015 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $29.8 million at March 31, 2015 compared to $34.9 million at December 31, 2014. These balances include $250,000 and $350,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2015 and December 31, 2014, respectively. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2015 was primarily the result of ongoing operating expenses, partially offset by payments received from collaboration partners and customers.

We used $5.3 million of cash in operating activities for the three months ended March 31, 2015 compared to $2.7 million for the corresponding period in 2014. The cash used for operations was primarily to fund operations. In the three months ended March 31, 2014, we received a $2.0 million upfront payment from Impax. The increase in cash used for operations during the three months ended March 31, 2015 was also attributable to increases in accounts receivable and prepaid expenses as well as decreases in accrued liabilities and contract research liabilities compared to the corresponding period in 2014.

We received $4.4 million of cash in investing activities for the three months ended March 31, 2015 compared to $3.2 million of cash used for the corresponding period in 2014. The increase in cash received in investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2015 compared to the corresponding period in 2014. We anticipate incurring capital expenditures of approximately $100,000 in 2015 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $238,000 of cash from financing activities for the three months ended March 31, 2015 compared to $90,000 for the corresponding period in 2014. The increase in cash received from financing activities was primarily a result of higher proceeds received from exercises of stock options in the three months ended March 31, 2015 compared to the corresponding period in 2014.

We anticipate that cash used in operating and investing activities will remain comparable in the near future, pending our efforts to sign new collaborators or experience an increase in research and development activities under existing collaborations.

During the three months ended March 31, 2015, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2015, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	with respect to each New Chemical Entity, determining appropriate indications;

•	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

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

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. According to information posted to ClinicalTrials.gov, we understand these studies have been completed, although we have not seen the results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer has decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer will continue ongoing activities under the agreement until the scheduled termination date in April 2015. Pain Therapeutics has stated that it is focused on an orderly transfer of the program back from Pfizer, finalizing a strategy around the prospect of resubmitting the NDA, and seeking a new commercialization partner. On April 21, 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. Pain Therapeutics further stated that Pfizer had started to transfer to Pain Therapeutics documents, data and regulatory responsibilities related to REMOXY, and that they expected the transfer to be substantially completed in the second quarter of 2015. There can be no assurance that Pfizer will complete contemplated activities or affect an orderly transition to Pain Therapeutics, that Pain Therapeutics will successfully resubmit the NDA or that Pain Therapeutics will obtain a new commercialization partner.

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

•	ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to diligently develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In March 2015, Zogenix commenced this multi-dose clinical trial and stated that they anticipated results from this study would be available in the third quarter of 2015 and that they are targeting an end-of-Phase 2 meeting with the FDA by early 2016. There can be no assurance that Zogenix will obtain results from the multi-dose clinical trial in the third quarter of 2015 or that the results of such a trial will warrant continued development of Relday.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. We understand that Orient Pharma, our licensee in defined Asian and South Pacific countries, anticipates initiating a Phase 3 study in Taiwan in mid-2015 and completing it in 2016. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	ORADUR-based opioids—Phase 1 clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. In 2015, Pain Therapeutics notified us that they intend to return to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of oxymorphone and hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY and hydromorphone. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•

DUR-928—In February 2015, we announced the successful completion of the initial Phase 1 human safety trial of DUR-928, which was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak concentrations at least 100-fold higher than endogenous levels. We commenced a Phase 1 multi-dose, oral administration trial in healthy subjects in March 2015, and we expect to have results from this study in the second quarter of 2015. We also anticipate commencing a Phase 1 single-dose, injectable administration trial in healthy subjects in the second half of 2015 as precursor to a multi-dose Phase 1 trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

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

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY and ORADUR-Hydromorphone, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, in February 2011 King was acquired by Pfizer and, in October 2011 Nycomed was acquired by Takeda. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of March 31, 2015, we had $3.7 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2015, had an accumulated deficit of approximately $387.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR and Relday are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIDUR, REMOXY, our other ORADUR-based drug candidates, ELADUR, Relday and certain other pharmaceutical product candidates we have under development, and Hospira is currently our sole supplier for clinical and commercial supplies of POSIDUR. The reliance on a sole or limited number of suppliers could result in:

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

As of April 24, 2015, we held over 55 unexpired issued U.S. patents and over 355 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 80 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Acquisitions may not generate any additional revenue or provide any benefit to our business.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2015. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2014 and determined that goodwill was not impaired as of December 31, 2014. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2015, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, ELADUR, Relday, DUR-928, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, non-opioid pain medications, local anesthetic patches, anti-psychotics, stimulants, cardiovascular and metabolic disease pharmaceuticals, anti-inflammatory agents, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Our pain products, if approved, will compete with currently marketed products by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Kimberly-Clark, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Purdue Pharma, Zogenix, Par Pharmaceutical, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Impax Laboratories, Elite Pharmaceuticals, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products, and REMOXY, if approved, will compete directly with these products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis,

Noven, Celgene, Eli Lilly, Pfizer, Actavis and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Raptor Pharmaceuticals, Shire, LaJolla Pharmaceuticals, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Trophos, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.

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

•	the Federal Healthcare Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti-Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•	the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market

On each of January 16, 2013 and December 9, 2014, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1). Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we regained compliance within the applicable time periods as of February 1, 2013 and March 6, 2015, respectively, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) and we do not regain compliance within the applicable 180-day time period, we may transfer our common stock listing to The Nasdaq Capital Market, provided that the Company (i) meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the closing bid price requirement) based on the Company’s most recent public filings and market information and (ii) notifies Nasdaq of its intent to cure this deficiency. Following a transfer to The Nasdaq Capital Market, the Company would be afforded the remainder of an additional 180 calendar day grace period in order to regain compliance with the minimum closing bid price requirement of $1.00 per share under The Nasdaq Capital Market, unless it does not appear to NASDAQ that it would be possible for the Company to cure the deficiency.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of our common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. During April 2015, we raised net proceeds (net of commissions) of approximately $10.1 million from the sale of 5,403,699 shares of our common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.94 per share. As of April 24, 2015, the Company had up to $9.7 million of common stock available for sale under the Controlled Equity Offering SM program. Any additional sales in the public market of our common stock, under the agreement with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Date: May 1, 2015

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 1, 2015

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