Form 10-Q
period 2015-06-30
DURECT CORP
filed 2015-08-04
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2015, there were 120,481,727 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$5,990	$2,680
Short-term investments	31,606	30,016
Accounts receivable (net of allowances of $161 at June 30, 2015 and $211 at December 31, 2014)	1,901	2,122
Inventories	3,929	3,642
Prepaid expenses and other current assets	1,170	1,034

Total current assets	44,596	39,494
Property and equipment (net of accumulated depreciation of $20,866 and $20,607 at June 30, 2015 and December 31, 2014, respectively)	1,543	1,749
Goodwill	6,399	6,399
Long-term investments	—	1,804
Long-term restricted investments	250	350
Other long-term assets	288	288

Total assets	$53,076	$50,084

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$654	$1,021
Accrued liabilities	3,770	5,051
Contract research liabilities	404	358
Deferred revenue, current portion	776	538

Total current liabilities	5,604	6,968
Deferred revenue, non-current portion	2,473	2,742
Long-term debt, net	19,862	19,824
Other long-term liabilities	2,275	2,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	12	11
Additional paid-in capital	416,088	401,322
Accumulated other comprehensive (loss) income	(2)	87
Accumulated deficit	(393,236)	(382,905)

Stockholders’ equity	22,862	18,515

Total liabilities and stockholders’ equity	$53,076	$50,084

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Collaborative research and development and other revenue (see Note 2)	$1,778	$1,735	$3,516	$5,247
Product revenue, net	2,663	2,846	5,698	5,627

Total revenues	4,441	4,581	9,214	10,874

Operating expenses:
Cost of product revenues	1,022	1,091	2,028	2,154
Research and development	5,638	6,088	11,005	11,557
Selling, general and administrative	2,724	2,850	5,544	6,213

Total operating expenses	9,384	10,029	18,577	19,924

Loss from operations	(4,943)	(5,448)	(9,363)	(9,050)
Other income (expense):
Interest and other income (expenses), net	23	3	151	6
Interest expense	(558)	(33)	(1,119)	(34)

Net other income(expense)	(535)	(30)	(968)	(28)

Net loss	$(5,478)	$(5,478)	$(10,331)	$(9,078)

Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	(4)	(3)	(89)	1

Total comprehensive loss	$(5,482)	$(5,481)	$(10,420)	$(9,077)

Net loss per share
Basic	$(0.05)	$(0.05)	$(0.09)	$(0.08)

Diluted	$(0.05)	$(0.05)	$(0.09)	$(0.08)

Weighted-average shares used in computing net loss per share
Basic	118,804	110,570	116,313	110,519

Diluted	118,804	110,570	116,313	110,519

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(10,331)	$(9,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	310
Stock-based compensation	1,274	1,501
Amortization of debt issuance costs	37	—
Realized gain from sale of marketable equity security, net of tax	(117)	—
Changes in assets and liabilities:
Accounts receivable	221	73
Inventories	(288)	(1,055)
Prepaid expenses and other assets	(137)	1,137
Accounts payable	(367)	(70)
Accrued and other liabilities	(24)	524
Contract research liabilities	46	(160)
Deferred revenue	(31)	(127)

Total adjustments	874	2,133

Net cash used in operating activities	(9,457)	(6,945)

Cash flows from investing activities
Purchases of property and equipment	(53)	(91)
Purchases of available-for-sale securities	(17,707)	(10,600)
Proceeds from maturities of available-for-sale securities	17,871	8,495
Proceeds from sales of short-term investment	178	—

Net cash provided by (used in) investing activities	289	(2,196)

Cash flows from financing activities
Payments on equipment financing obligations	(10)	(7)
Net proceeds from issuance of long-term debt	—	19,786
Net proceeds from issuances of common stock	12,488	200

Net cash provided by financing activities	12,478	19,979

Net increase in cash and cash equivalents	3,310	10,838
Cash and cash equivalents, beginning of the period	2,680	7,836

Cash and cash equivalents, end of the period	$5,990	$18,674

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company focused on the development of pharmaceuticals based on its proprietary drug delivery technology platforms, new chemical entities derived from its Epigenomic Regulator Program, and its expertise in drug development. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2015, the operating results and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of June 30, 2015, the remaining carrying value of the excipients in the Company’s inventory was $1.1 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and/or a reserve for future purchase commitments.

	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,216	$1,242
Work in process	1,348	1,120
Finished goods	1,365	1,280

Total inventories	$3,929	$3,642

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities and marketable equity security for all periods presented. Total comprehensive loss has been disclosed in the Company’s Condensed Statements of Comprehensive Loss.

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of June 30, 2015 and December 31, 2014 is entirely comprised of net unrealized gains on available-for-sale securities and marketable equity security.

The following table summarizes changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2015 (in thousands):

	Balance at December 31, 2014	(Decrease)/ Increase	Reclassification Adjustment	Balance at June 30, 2015
Unrealized gain (loss) on available-for-sale investments, net of tax	$(7)	$5	$—	$(2)
Unrealized gain on marketable equity security, net of tax	94	23	(117)	—

Total accumulated other comprehensive income (loss), net of tax	87	28	(117)	(2)

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

Options to purchase approximately 11.5 million and 17.1 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2015, respectively, as the effect would be anti-dilutive. Options to purchase approximately 20.2 million and 19.5 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2014, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard was to have been effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date for this guidance. This guidance is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. The Company is currently evaluating the impact of the provisions of ASC 606.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,121	$1,383	$2,278	$2,164
Santen Pharmaceutical Co. Ltd. (Santen) (2)	241	—	548	—
Pain Therapeutics, Inc. (Pain Therapeutics)	163	246	163	697
Pfizer Inc. (Pfizer)	—	73	—	87
Impax Laboratories, Inc. (Impax) (3)	—	—	—	2,090
Others	253	33	527	209

Total collaborative research and development and other revenue	$1,778	$1,735	$3,516	$5,247

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $127,000 for the three and six months ended June 30, 2015 respectively, compared to $64,000 and $127,000 for the corresponding periods in 2014.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and $142,000 for the three and six months ended June 30, 2015 respectively, compared to zero for the corresponding periods in 2014; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero for both the three and six months ended June 30, 2015, compared with zero and $2.0 million for the corresponding periods in 2014; the Company and Impax signed a license agreement effective January 3, 2014.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $163,000 and $163,000 for the three and six months ended June 30, 2015, respectively compared with $246,000 and $697,000 for the corresponding periods in 2014. In the second quarter of 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics is deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter does not alter the terms of the agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2015 were $37.7 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three

ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. As of June 30, 2015, the Company had received $1.7 million in cumulative milestone payments. There are no sales-based milestones under the agreement.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continues to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are now shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero for the three and six months ended June 30, 2015 compared with $73,000 and $87,000 for the corresponding periods in 2014. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $51,000 and $51,000 for the three and six months ended June 30, 2015 compared with zero for the corresponding periods in 2014. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of June 30, 2015 were $7.1 million under this agreement.

Long Term Supply Agreement with King (now Pfizer)

In August 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to this long term supply agreement. This agreement stipulated the terms and conditions under which the Company would supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY. The term of the agreement commenced in August 2009 and continued in effect until April 2015, when the related development and license agreement between Pain Therapeutics and King terminated.

Total revenues recognized related to these excipients were zero and $96,000 in the three and six months ended June 30, 2015 compared with zero in the corresponding periods in 2014. The associated cost of goods sold was zero and $51,000 in the three and six months ended June 30, 2015 compared with zero in the corresponding periods in 2014.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of June 30, 2015), and $75 million are sales-based milestones (none of which has been achieved as of June 30, 2015). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2015 were $16.8 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ratable recognition of upfront payment	$64	$64	$127	$127
Research and development expenses reimbursable by Zogenix	1,057	1,319	2,151	2,037

Total collaborative research and development revenue	$1,121	$1,383	$2,278	$2,164

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of June 30, 2015). Since the milestones are expected to be achieved at points in time when there are no performance obligations or remaining deliverables of the Company, each milestone is expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2015 were $2.1 million under the agreement.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Recognition of upfront payment	$—	$—	$—	$2,000
Research and development expenses reimbursable by Impax	—	—	—	90

Total collaborative research and development revenue	$—	$—	$—	$2,090

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2015). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of June 30, 2015, the cumulative aggregate payments received by the Company under this agreement were $2.4 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ratable recognition of upfront payment	$71	$—	$142	$—
Research and development expenses reimbursable by Santen	170	—	406	—

Total collaborative research and development revenue	$241	$—	$548	$—

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2015 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper. The Company does not currently hold any investments that would be classified as Level 3 financial assets.

The following is a summary of available-for-sale securities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$450	$—	$—	$450
Certificates of deposit	250	—	—	250
Commercial paper	4,328	—	—	4,328
Corporate debt	8,200	—	(3)	8,197
U.S. Government agencies	20,779	2	(1)	20,780

	$34,007	$2	$(4)	$34,005

Reported as:
Cash and cash equivalents	$2,149	$—	$—	$2,149
Short-term investments	31,608	2	(4)	31,606
Long-term restricted investments	250	—	—	250

	$34,007	$2	$(4)	$34,005

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	350	—	—	350
Marketable equity security	—	155	—	155
Commercial paper	1,250	—	—	1,250
Corporate debt	7,744	—	(4)	7,740
U.S. Government agencies	22,678	2	(5)	22,675

	$33,580	$157	$(9)	$33,728

Reported as:
Cash and cash equivalents	$1,558	$—	$—	$1,558
Short-term investments	29,867	157	(8)	30,016
Long-term investments	1,805	—	(1)	1,804
Long-term restricted investments	350	—	—	350

	$33,580	$157	$(9)	$33,728

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2015, by contractual maturity (in thousands):

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$33,557	$33,555
Mature after one year through five years	—	—

	$33,557	$33,555

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2015.

As of June 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2015, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of product revenues	$27	$38	$56	$75
Research and development	332	424	683	839
Selling, general and administrative	265	313	535	587

Total stock-based compensation	$624	$775	$1,274	$1,501

As of June 30, 2015 and December 31, 2014, $12,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2015 and 2014) and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options
Risk-free rate	1.0-2.4%	2.1-2.5%	1.0-2.4%	2.0-2.8%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-10.0	6.5-10.0	6.5-10.0	6.5-10.0
Volatility	78-84%	80-83%	78-85%	77-84%

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	76%	60%	76-95%	60-81%

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

As of June 30, 2015, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of June 30, 2015, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of June 30, 2015, are as follows (in thousands):

Six months ended December 31, 2015	$795
2016	8,848
2017	8,848
2018	6,023

Total minimum payments	24,514
Less amount representing interest	(4,514)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(138)

Carrying value of long-term debt	19,862
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,862

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, compared to $31,000 and $31,000 for the corresponding periods in 2014. Accrued interest, which is included in other long-term liabilities, was approximately $570,000 as of June 30, 2015.

As described in Note 7, Subsequent Event, the Company and Oxford Finance modified the terms to the Loan Agreement in July 2015.

Note 6. Stockholders’ Equity

In December 2013, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allows for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (Cantor Fitzgerald) under which the Company may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. In 2014, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. During the three and six months ended June 30, 2015, the Company raised net proceeds (net of commissions) of approximately $11.6 million from the sale of 5,856,299 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $2.04 per share.

Note 7. Subsequent Event

In July 2015, the Company and Oxford Finance modified the terms to the Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remains unchanged, the Company paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of POSIDUR, REMOXY, DUR-928 or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials, including for POSIDUR, REMOXY, Relday, ORADUR-ADHD or DUR-928, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a biopharmaceutical company focused on the development of pharmaceuticals based on our proprietary drug delivery technology platforms, new chemical entities derived from our Epigenomic Regulator Program, and our expertise in drug development. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of a NDA with the FDA for which a Complete Response Letter was received in February 2014, one program in Phase 3 in Taiwan, one program in Phase 2 and three programs in Phase 1. The most advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases.

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

NOTE:	POSIDUR™, SABER®, CLOUD™, TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies will include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. We understand these studies have been completed, although we have not seen the results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. On April 21, 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. Pain Therapeutics further stated that Pfizer had started to transfer to Pain Therapeutics documents, data and regulatory responsibilities related to REMOXY, and that they expected the transfer to be substantially completed in the second quarter of 2015. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016.

Phase I clinical trials have been conducted for two of the other ORADUR-based opioid product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In May 2015, Pain Therapeutics sent a letter to us that provided us with formal written notice that Pain Therapeutics is deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under our agreement. The letter does not alter the terms of our agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement.

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

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA in September 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIDUR Phase 3 clinical trial consisting of approximately 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. We anticipate beginning the trial in the fall of 2015 and expect that it will take approximately one year to complete enrollment. This clinical trial is designed to generate data necessary to support an NDA resubmission.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has initiated a Phase 3 study in Taiwan and anticipates completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

The biological activity of DUR-928 has been demonstrated in 7 different animal disease models involving three animal species. Four of these models represent acute organ injury (endotoxin shock, kidney, liver and brain) and three represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH)).

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

The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak plasma concentrations at least 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no treatment-related adverse events reported and no subjects withdrawing from the study. We subsequently conducted a Phase 1 multiple-ascending-dose, oral administration trial in 20 healthy subjects, evaluating DUR-928 in two consecutive 10-subject cohorts, the first receiving DUR-928 at a lower dose and the second at a higher dose. Following multiple dosing, DUR-928 was well-tolerated at both dose levels, with no clinically significant changes in vital signs, laboratory values or ECG parameters, no severe or serious drug-related adverse events reported and no subjects withdrawing from the study. Peak plasma concentrations achieved were at least 100-fold higher than endogenous levels, no accumulation in plasma concentrations were observed with repeat dosing, and dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2 – 6 hours after dosing.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2015, we had an accumulated deficit of $393.2 million. Our net loss was $10.3 million for the six months ended June 30, 2015. Our net losses were $22.1 million and $21.5 million for the years ended December 31, 2014 and 2013, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to recent quarters. We expect selling, general and administrative expenses to increase modestly in the near future compared to the second quarter of 2015. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and Six months ended June 30, 2015 and 2014

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities, service contracts and the royalty on a currently marketed animal health product. Collaborative research and development revenue primarily represents net reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue recognized from ratable recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue in the next few quarters to remain comparable with the second quarter of 2015, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,121	$1,383	$2,278	$2,164
Santen Pharmaceutical Co. Ltd. (Santen) (2)	241	—	548	—
Pain Therapeutics, Inc. (Pain Therapeutics)	163	246	163	697
Pfizer Inc. (Pfizer)	—	73	—	87
Impax Laboratories, Inc. (Impax) (3)	—	—	—	2,090
Others	253	33	527	209

Total collaborative research and development and other revenue	$1,778	$1,735	$3,516	$5,247

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $127,000 for the three and six months ended June 30, 2015 respectively, compared to $64,000 and $127,000 for the corresponding periods in 2014.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and $142,000 for the three and six months ended June 30, 2015 respectively, compared to zero for the corresponding periods in 2014; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero for both the three and six months ended June 30, 2015, compared with zero and $2.0 million for the corresponding periods in 2014; the Company and Impax signed a license agreement effective January 3, 2014.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.7 million and $5.7 million in the three and six months ended June 30, 2015, respectively, compared to $2.8 million and $5.6 million for the corresponding periods in 2014. The decrease in the three months ended June 30, 2015 was primarily attributable to lower revenue from our ALZET mini pump product line and from our LACTEL polymer product line as a result of lower units sold, partially offset by higher product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2014. The increase in the six months ended June 30, 2015 was primarily attributable to higher product revenue from the sale of certain excipients included in REMOXY and another product, partially offset by lower revenue from our ALZET mini pump product line and from our LACTEL polymer product line as a result of lower units sold compared to the corresponding period in 2014.

Cost of product revenues. Cost of product revenues were $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, compared to $1.1 million and $2.2 million for the corresponding periods in 2014. The decreases in the cost of product revenue were primarily the result of lower cost of goods sold related to our ALZET mini pump product line and our LACTEL product line arising from lower units sold in the three and six months ended June 30, 2015, partially offset by higher cost of goods sold related to the sale of certain excipients included in REMOXY and another product compared to the corresponding periods in 2014. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $27,000 and $56,000 for the three and six months ended June 30, 2015, respectively, compared to $38,000 and $75,000 for the corresponding periods in 2014, respectively.

As of June 30, 2015 and 2014, we had 22 manufacturing employees. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $5.6 million and $11.0 million for the three and six months ended June 30, 2015, respectively, compared to $6.1 million and $11.6 million for the corresponding periods in 2014. The decrease in the three months ended June 30, 2015 was primarily attributable to lower research and development costs associated with POSIDUR, depot injectable programs, Relday, REMOXY and other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, and ORADUR-ADHD, partially offset by higher research and development costs associated with DUR-928, the Santen ophthalmic program and other research programs compared to the corresponding period in 2014 as more fully discussed below. The decrease in the six months ended June 30, 2015 was primarily attributable to lower research and development costs associated with POSIDUR, depot injectable programs, REMOXY and other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR, and ORADUR-ADHD, partially offset by higher research and development costs associated with DUR-928, Relday, the Santen ophthalmic program and other research programs compared to the corresponding period in 2014 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $332,000 and $683,000 for the three and six months ended June 30, 2015, respectively, compared to $424,000 and $839,000 for the corresponding periods in 2014. As of June 30, 2015, we had 55 research and development employees compared with 54 as of June 30, 2014. We expect research and development expenses to increase in the near future compared to recent quarters as we increase development activities for POSIDUR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
DUR-928	$2,022	$1,243	$4,195	$2,325
POSIDUR (1)	1,468	2,007	2,414	3,901
Relday (1)	1,030	1,288	2,040	2,012
Depot Injectable Programs	508	559	1,002	1,306
Santen ophthalmic program (1)	207	22	456	45
REMOXY (1)	87	117	152	235
ORADUR-ADHD	77	148	156	247
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	31	347	115	677
ELADUR (1)	1	155	60	437
Others	207	202	415	372

Total research and development expenses	$5,638	$6,088	$11,005	$11,557

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $2.0 million and $4.2 million in the three and six months ended June 30, 2015, respectively, compared to $1.2 million and $2.3 million for the corresponding periods in 2014. The increases in the three and six months ended June 30, 2015 were primarily due to higher employee-related costs, clinical trial expenses and non-clinical related expenses incurred for this drug candidate compared with the corresponding periods in 2014.

POSIDUR

Our research and development expenses for POSIDUR were $1.5 million and $2.4 million in the three and six months ended June 30, 2015, respectively, compared to $2.0 million and $3.9 million for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs and outside consulting expenses for POSIDUR compared with the corresponding period in 2014.

Relday

Our research and development expenses for Relday were $1.0 million and $2.0 million in the three and six months ended June 30, 2015, respectively, compared to $1.3 million and $2.0 million for the corresponding periods in 2014. The decrease in the three months ended June 30, 2015 was primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding period in 2014. The increase in the six months ended June 30, 2015 was primarily due to increased development activities and higher employee-related costs incurred for this drug candidate compared with the corresponding period in 2014.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $508,000 and $1.0 million in the three and six months ended June 30, 2015, respectively, compared to $559,000 and $1.3 million for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding periods in 2014.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $207,000 and $456,000 in the three and six months ended June 30, 2015, respectively, compared to $22,000 and $45,000 for the corresponding periods in 2014. The increases in the three and six months ended June 30, 2015 were primarily due to higher employee-related costs as a result of increased formulation development activities associated with this drug candidate compared with the corresponding periods in 2014.

REMOXY

Our research and development expenses for REMOXY were $87,000 and $152,000 in the three and six months ended June 30, 2015, respectively, compared to $117,000 and $235,000 for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs for REMOXY compared with the corresponding period in 2014.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $77,000 and $156,000 in the three and six months ended June 30, 2015, respectively, compared to $148,000 and $247,000 for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2014.

Other ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $31,000 and $115,000 in the three and six months ended June 30, 2015, respectively, compared to $347,000 and $677,000 for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates compared with the corresponding periods in 2014.

ELADUR

Our research and development expenses for ELADUR were $1,000 and $60,000 in the three and six months ended June 30, 2015, respectively, compared to $155,000 and $437,000 for the corresponding periods in 2014. The decreases in the three and six months ended June 30, 2015 were primarily due to lower employee-related costs associated with this product candidate compared with the corresponding period in 2014.

Other DURECT research programs

Our research and development expenses for all other programs were $207,000 and $415,000 in the three and six months ended June 30, 2015, respectively, compared to $202,000 and $372,000 for the corresponding periods in 2014, respectively. The increases in the three and six months ended June 30, 2015 were primarily due to higher employee-related costs incurred for these programs compared with the corresponding periods in 2014.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $2.7 million and $5.5 million for the three and six months ended June 30, 2015, respectively, compared to $2.9 million and $6.2 million for the corresponding periods in 2014. The decreases in selling, general and administrative expenses in the three and six months ended June 30, 2015 were primarily due to lower patent related expenses, lower outside expenses in connection with the signing of the Impax agreement in the first quarter of 2014, and lower consulting related expenses compared to the corresponding periods in 2014. Stock-based compensation expense recognized related to selling, general and administrative personnel was $265,000 and $535,000 for the three and six months ended June 30, 2015, respectively, compared to $313,000 and $587,000 for the corresponding periods in 2014.

As of June 30, 2015, we had 26 selling, general and administrative employees compared with 25 as of June 30, 2014. We expect selling, general and administrative expenses to increase modestly in the near future compared to the second quarter of 2015.

Other income (expense). Interest and other income was $23,000 and $151,000 for the three and six months ended June 30, 2015, respectively, compared to $3,000 and $6,000 for the corresponding periods in 2014. The increase in interest and other income in the three months ended June 30, 2015 was primarily the result of higher cash and investments balance in the second quarter of 2015 compared with the same period in 2014. The increase in interest and other income in the six months ended June 30, 2015 was primarily the result of a realized gain from the sale of a marketable equity security in the first quarter of 2015.

Interest expense was $558,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, compared to $33,000 and $34,000 for the corresponding periods in 2014. The increases in interest expense in the three and six months ended June 30, 2015 were primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $37.8 million at June 30, 2015 compared to $34.9 million at December 31, 2014. These balances include $250,000 and $350,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2015 and December 31, 2014, respectively. The increase in cash, cash equivalents and investments during the six months ended June 30, 2015 was primarily the result of $11.6 million of cash received from the sale of approximately 5.9 million shares of its common stock in the open market through the agreement with Cantor Fitzgerald, $886,000 of cash received from exercises of stock options and purchases under our employee stock purchase plan, and payments received from collaboration partners and customers, partially offset by the ongoing operating expenses and interest payments.

We used $9.5 million of cash in operating activities for the six months ended June 30, 2015 compared to $6.9 million for the corresponding period in 2014. The cash used for operations was primarily to fund operations. In the six months ended June 30, 2014, we received a $2.0 million upfront payment from Impax. The increase in cash used for operations during the six months ended June 30, 2015 was also attributable to increases in inventory and prepaid expenses as well as decreases in accounts payable and accrued liabilities compared to the corresponding period in 2014.

Investing activities provided $289,000 of cash for the six months ended June 30, 2015 compared to investing activities using $2.2 million of cash for the corresponding period in 2014. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2015 compared to the corresponding period in 2014, partially offset by a smaller increase in purchases of available-for-sale securities. We anticipate incurring capital expenditures of approximately $100,000 in 2015 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $12.5 million of cash from financing activities for the six months ended June 30, 2015 compared to $20.0 million for the corresponding period in 2014. The decrease in cash provided by financing activities in the six months ended June 30, 2015 was primarily a result of $19.8 million received from a term loan in the six months ended June 30, 2014, which compared to an increase of $12.3 million in proceeds from sales of our common stock in the open market and from exercises of stock options compared to the corresponding period in 2014.

We anticipate that cash used in operating activities will increase in the near future compared to recent quarters.

During the six months ended June 30, 2015, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, contractual commitments, planned capital expenditures and service our debt through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate meaningful revenues from our pharmaceutical product candidates currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term, we may be required to raise additional capital through a variety of sources, including:

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2015, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risks Related To Our Business

Regulatory approval of POSIDUR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIDUR from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA has indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA on September 23, 2014 to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIDUR Phase 3 clinical trial consisting of approximately 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. We anticipate beginning the trial in the fall of 2015 and expect that it will take approximately one year to complete enrollment. There can be no assurance that this clinical trial will be enrolled as quickly as expected or generate data necessary to support a successful NDA resubmission, or that it will be completed in a timely manner. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIDUR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIDUR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

Development of REMOXY may be significantly delayed and adversely affected by Pfizer’s discontinuation of its development

We have relied on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that the transition of all required information and assets necessary for the timely and successful resubmission of the NDA has been completed successfully. There can also be no assurance that Pain Therapeutics will continue development of REMOXY, or if Pain Therapeutics continues development of REMOXY, there can be no assurance that their resubmission of the NDA will be timely, or that it will satisfy the FDA’s requirements. Pain Therapeutics and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete indirectly or compete for resources with REMOXY. Any further delay or discontinuation in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including POSIDUR, REMOXY, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, Relday or DUR-928, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIDUR, REMOXY, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, Relday or DUR-928, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for POSIDUR, REMOXY or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. We understand these studies have been completed, although we have not seen the results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016. There can be no assurance that Pain Therapeutics will successfully resubmit the NDA or that Pain Therapeutics will obtain a new commercialization partner.

•

POSIDUR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIDUR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had a face-to-face meeting with the FDA in September 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of this meeting and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIDUR Phase 3 clinical trial consisting of approximately 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. DURECT anticipates beginning the trial in the fall of 2015 and expects that it will take approximately one year to complete enrollment. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIDUR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIDUR, adverse effects may arise from additional testing or use of POSIDUR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIDUR.

•	ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positions Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In March 2015, Zogenix commenced this multi-dose clinical trial and stated that they anticipated results from this study would be available in the third quarter of 2015 and that they are targeting an end-of-Phase 2 meeting with the FDA by early 2016. There can be no assurance that Zogenix will obtain results from the multi-dose clinical trial in the third quarter of 2015 or that the results of such a trial will warrant continued development of Relday.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 study in Taiwan and anticipates completing it in 2016. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	ORADUR-based opioids—Phase 1 clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. In May 2015, Pain Therapeutics sent a letter to us that provided us with formal written notice that Pain Therapeutics is deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under our agreement. The letter does not alter the terms of our agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•	DUR-928—In February 2015, we announced the successful completion of the initial Phase 1 human safety trial of DUR-928, which was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak concentrations at least 100-fold higher than endogenous levels. In May 2015, we announced the successful completion of a Phase 1 multi-dose, oral administration trial in 20 healthy subjects. We also anticipate commencing a Phase 1 single-dose, injectable administration trial in healthy subjects in the second half of 2015 as precursor to a multi-dose Phase 1 trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

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

New chemical entities derived from our Epigenomic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in viable commercial products

Our Epigenomic Regulator Program is in the early stages of development, involves unproven technology, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative technologies. New chemical entities derived from our Epigenomic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. As a result, the product candidates from our Epigenomic Regulator Program may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities will be more demanding than that for product candidates under our Drug Delivery Programs, for which we may be able to leverage existing data under Section 505(b)(2) of the Act to reduce development risk, time and cost.

Also, because our Epigenomic Regulator Program is in early stages, we have not defined with precision those indications we wish to pursue initially, each of which may have unique challenges. If the first indications pursued do not show positive results, the credibility of any product candidate from this program may be tarnished, even if the molecule might be effective for other indications. Our decisions regarding which indications to pursue may cause us to fail to capitalize on indications that could have given rise to viable commercial products and profitable market opportunities.

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIDUR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in the first Phase 1 trials may not be confirmed in subsequent Phase 1 or other clinical trials. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIDUR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIDUR raised concerns that insufficient safety data had been provided and FDA has indicated that an additional clinical trial for POSIDUR needs to be conducted, which would be expensive and could delay or preclude product approval, harming our business, prospects and financial condition.

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

Many of our drug candidates including REMOXY and other ORADUR-based opioid drug candidates are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY and certain other ORADUR-based opioids, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, King was acquired by Pfizer in February 2011 and, Nycomed was acquired by Takeda in October 2011. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of June 30, 2015, we had $3.2 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including POSIDUR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIDUR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIDUR. This third party is currently our sole source for drug product required for development and commercialization of this drug candidate. Our agreement with Hospira terminates at the end of 2015 and we are planning to contract with a different party for future supply of POSIDUR. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIDUR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIDUR or supply required components for POSIDUR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2015, had an accumulated deficit of approximately $393.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of July 24, 2015, we held over 55 unexpired issued U.S. patents and over 360 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 75 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2015. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2014 and determined that goodwill was not impaired as of December 31, 2014. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for excipients in the year ended December 31, 2014 as a result of a change in the forecasted demand for the excipients after Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY and return its rights to Pain Therapeutics.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2015, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

In June 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford provided a $20 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan was amended in July 2015. As amended, the term loan repayment schedule provides for interest only payments until February 1, 2017, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2017 and continuing through the amended maturity date (July 1, 2019), with interest accruing at 7.95% plus an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. In addition, if we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIDUR, ELADUR, Relday, DUR-928, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, non-opioid pain medications, local anesthetic patches, anti-psychotics, stimulants, cardiovascular and metabolic disease pharmaceuticals, anti-inflammatory agents, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Our pain products, if approved, will compete with currently marketed products by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. POSIDUR, if approved, would compete with other non-opioid post-surgical pain products such as those currently marketed by Pacira and Halyard Health and may compete with other products in development by companies including Innocoll, Heron and others. Purdue Pharma, Pernix Therapeutics, Par Pharmaceutical, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Impax Laboratories, Elite Pharmaceuticals, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products, and REMOXY, if approved, will compete directly with these products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer, Actavis and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Raptor Pharmaceuticals, Shire, LaJolla Pharmaceuticals, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Trophos, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Halyard Health, Acorda Therapeutics, Flamel, Alexza, Hospira, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics, Teva and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research and development, financial, marketing, manufacturing and other resources.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIDUR, REMOXY and other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of our common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. During the second quarter of 2015, we raised net proceeds (net of commissions) of approximately $11.6 million from the sale of 5,856,299 shares of our common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $2.04 per share. As of July 24, 2015, the Company had up to $8.2 million of common stock available for sale under the Controlled Equity Offering SM program. Any additional sales in the public market of our common stock, under the agreement with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1*	DURECT Corporation 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K ((File No. 000-31615) filed on June16, 2015).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 4, 2015

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 4, 2015

EXHIBIT INDEX

10.1*	DURECT Corporation 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K ((File No. 000-31615) filed on June16, 2015).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.