Form 10-Q
period 2015-09-30
DURECT CORP
filed 2015-11-03
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2015, there were 120,525,185 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$5,389	$2,680
Short-term investments	26,805	30,016
Accounts receivable (net of allowances of $141 at September 30, 2015 and $211 at December 31, 2014)	2,269	2,122
Inventories	3,972	3,642
Prepaid expenses and other current assets	1,391	1,034

Total current assets	39,826	39,494
Property and equipment (net of accumulated depreciation of $20,924 and $20,607 at September 30, 2015 and December 31, 2014, respectively)	1,602	1,749
Goodwill	6,399	6,399
Long-term investments	—	1,804
Long-term restricted investments	250	350
Other long-term assets	236	288

Total assets	$48,313	$50,084

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$798	$1,021
Accrued liabilities	4,690	5,051
Contract research liabilities	630	358
Deferred revenue, current portion	616	538

Total current liabilities	6,734	6,968
Deferred revenue, non-current portion	2,338	2,742
Long-term debt, net	19,650	19,824
Other long-term liabilities	2,378	2,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	12	11
Additional paid-in capital	416,920	401,322
Accumulated other comprehensive income	4	87
Accumulated deficit	(399,723)	(382,905)

Stockholders’ equity	17,213	18,515

Total liabilities and stockholders’ equity	$48,313	$50,084

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Collaborative research and development and other revenue	$2,052	$1,752	$5,568	$6,999
Product revenue, net	2,691	2,506	8,389	8,133

Total revenues	4,743	4,258	13,957	15,132

Operating expenses:
Cost of product revenues	884	2,337	2,912	4,491
Research and development	6,654	5,463	17,659	17,020
Selling, general and administrative	3,177	3,051	8,721	9,264

Total operating expenses	10,715	10,851	29,292	30,775

Loss from operations	(5,972)	(6,593)	(15,335)	(15,643)
Other income (expense):
Interest and other income (expenses), net	43	60	194	66
Interest expense	(558)	(559)	(1,677)	(593)

Net other income(expense)	(515)	(499)	(1,483)	(527)

Net loss	$(6,487)	$(7,092)	$(16,818)	$(16,170)

Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	6	79	(83)	81

Total comprehensive loss	$(6,481)	$(7,013)	$(16,901)	$(16,089)

Net loss per share
Basic	$(0.05)	$(0.06)	$(0.14)	$(0.15)

Diluted	$(0.05)	$(0.06)	$(0.14)	$(0.15)

Weighted-average shares used in computing net loss per share
Basic	120,483	111,882	117,718	110,978

Diluted	120,483	111,882	117,718	110,978

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(16,818)	$(16,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	462
Stock-based compensation	1,966	2,298
Inventory write-down	180	1,214
Amortization of debt issuance costs	66	19
Realized gain from sale of marketable equity security, net of tax	(117)	—
Changes in assets and liabilities:
Accounts receivable	(147)	(96)
Inventories	(510)	(1,528)
Prepaid expenses and other assets	(305)	1,111
Accounts payable	(223)	356
Accrued and other liabilities	1,003	988
Contract research liabilities	272	(57)
Deferred revenue	(326)	(191)

Total adjustments	2,201	4,576

Net cash used in operating activities	(14,617)	(11,594)

Cash flows from investing activities
Purchases of property and equipment	(194)	(169)
Purchases of available-for-sale securities	(24,739)	(29,637)
Proceeds from maturities of available-for-sale securities	29,710	12,277
Proceeds from sales of short-term investment	178	—

Net cash provided by (used in) investing activities	4,955	(17,529)

Cash flows from financing activities
Payments on equipment financing obligations	(15)	(11)
Payment of additional issuance cost for long-term debt	(240)	—
Net proceeds from issuance of long-term debt	—	19,786
Net proceeds from issuances of common stock	12,626	4,933

Net cash provided by financing activities	12,371	24,708

Net increase (decrease) in cash and cash equivalents	2,709	(4,415)
Cash and cash equivalents, beginning of the period	2,680	7,836

Cash and cash equivalents, end of the period	$5,389	$3,421

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2015, the operating results and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of September 30, 2015, the remaining carrying value of the excipients in the Company’s inventory was $1.1 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $2.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and/or a reserve for future purchase commitments.

	September 30, 2015	December 31, 2014
	(unaudited)
Raw materials	$1,177	$1,242
Work in process	1,534	1,120
Finished goods	1,261	1,280

Total inventories	$3,972	$3,642

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

The tax effect of the changes in accumulated other comprehensive income (loss) was immaterial for the periods presented. Accumulated other comprehensive income as of December 31, 2014 is entirely comprised of net unrealized gains on available-for-sale securities and a marketable equity security. Accumulated other comprehensive income as of September 30, 2015 is entirely comprised of net unrealized gains on available-for-sale securities.

The following table summarizes changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	(Decrease)/ Increase	Reclassification Adjustment	Balance at September 30, 2015
Unrealized gain (loss) on available-for-sale investments, net of tax	$(7)	$11	$—	$4
Unrealized gain on marketable equity security, net of tax	94	23	(117)	—

Total accumulated other comprehensive income (loss), net of tax	87	34	(117)	4

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

Options to purchase approximately 11.7 million and 16.5 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2015, respectively, as the effect would be anti-dilutive. Options to purchase approximately 19.9 million and 19.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2014, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,494	$1,253	$3,772	$3,417
Pain Therapeutics, Inc. (Pain Therapeutics)	346	473	509	1,170
Santen Pharmaceutical Co. Ltd. (Santen) (2)	93	—	641	—
Pfizer Inc. (Pfizer)	—	24	—	112
Impax Laboratories, Inc. (Impax) (3)	—	—	—	2,090
Others	119	2	646	210

Total collaborative research and development and other revenue	$2,052	$1,752	$5,568	$6,999

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $191,000 for the three and nine months ended September 30, 2015 and 2014, respectively.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and $213,000 for the three and nine months ended September 30, 2015 respectively, compared to zero for the corresponding periods in 2014; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero for both the three and nine months ended September 30, 2015, compared with zero and $2.0 million for the corresponding periods in 2014; the Company and Impax signed a license agreement effective January 3, 2014.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $346,000 and $509,000 for the three and nine months ended September 30, 2015, respectively compared with $473,000 and $1.2 million for the corresponding periods in 2014. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics is deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter does not alter the terms of the agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2015 were $37.9 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three

ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. As of September 30, 2015, the Company had received $1.7 million in cumulative milestone payments. There are no sales-based milestones under the agreement.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continued to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero for the three and nine months ended September 30, 2015 compared with $24,000 and $112,000 for the corresponding periods in 2014. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $346,000 and $397,000 for the three and nine months ended September 30, 2015 compared with zero for the corresponding periods in 2014. Prior to March 2009, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreements with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of September 30, 2015 were $7.1 million under this agreement.

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

Total revenues recognized related to these excipients were zero and $96,000 in the three and nine months ended September 30, 2015 compared with $33,000 in each of the corresponding periods in 2014. The associated cost of goods sold was zero and $51,000 in the three and nine months ended September 30, 2015 compared with zero in each of the corresponding periods in 2014.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee will be recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of September 30, 2015), and $75 million are sales-based milestones (none of which has been achieved as of September 30, 2015). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2015 were $17.9 million under these agreements.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ratable recognition of upfront payment	$64	$64	$191	$191
Research and development expenses reimbursable by Zogenix	1,430	1,189	3,581	3,226

Total collaborative research and development revenue	$1,494	$1,253	$3,772	$3,417

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

In connection with the Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of September 30, 2015). Since the milestones are expected to be achieved at points in time when there are no performance obligations or remaining deliverables of the Company, each milestone is expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2015 were $2.1 million under the agreement.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2015). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of September 30, 2015, the cumulative aggregate payments received by the Company under this agreement were $2.4 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ratable recognition of upfront payment	$71	$—	$213	$—
Research and development expenses reimbursable by Santen	22	—	428	—

Total collaborative research and development revenue	$93	$—	$641	$—

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

government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of the Company’s commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2015 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper. The Company does not currently hold any investments that would be classified as Level 3 financial assets.

The following is a summary of money market funds and available-for-sale securities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$11	$—	$—	$11
Certificates of deposit	250	—	—	250
Commercial paper	4,574	—	—	4,574
Corporate debt	6,212	1	—	6,213
U.S. Government agencies	17,589	3	—	17,592

	$28,636	$4	$—	$28,640

Reported as:
Cash and cash equivalents	$1,585	$—	$—	$1,585
Short-term investments	26,801	4	—	26,805
Long-term restricted investments	250	—	—	250

	$28,636	$4	$—	$28,640

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	350	—	—	350
Marketable equity security	—	155	—	155
Commercial paper	1,250	—	—	1,250
Corporate debt	7,744	—	(4)	7,740
U.S. Government agencies	22,678	2	(5)	22,675

	$33,580	$157	$(9)	$33,728

Reported as:
Cash and cash equivalents	$1,558	$—	$—	$1,558
Short-term investments	29,867	157	(8)	30,016
Long-term investments	1,805	—	(1)	1,804
Long-term restricted investments	350	—	—	350

	$33,580	$157	$(9)	$33,728

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2015, by contractual maturity (in thousands):

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$28,625	$28,629
Mature after one year through five years	—	—

	$28,625	$28,629

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2015.

As of September 30, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2015, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of product revenues	$25	$37	$81	$112
Research and development	359	432	1,042	1,271
Selling, general and administrative	308	328	843	915

Total stock-based compensation	$692	$797	$1,966	$2,298

As of September 30, 2015 and December 31, 2014, $13,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2015 and 2014) and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options
Risk-free rate	1.9-2.4%	2.1-2.6%	1.0-2.4%	2.0-2.8%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-10.0	6.5-9.9	6.5-10.0	6.5-10.0
Volatility	78-84%	76-82%	78-85%	76-84%

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Risk-free rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	76%	60%	76-95%	60-81%

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

In July 2015, the Company and Oxford Finance entered into the First Amendment of the Loan Agreement and modified the terms to the Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remains unchanged, the Company paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%.

As of September 30, 2015, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of September 30, 2015, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of September 30, 2015, are as follows (in thousands):

Three months ended December 31, 2015	$398
2016	1,590
2017	8,848
2018	8,848
2019	6,423

Total minimum payments	26,107
Less amount representing interest	(6,107)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(350)

Carrying value of long-term debt	19,650
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,650

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, compared to $557,000 and $588,000 for the corresponding periods in 2014. Accrued interest, which is included in other long-term liabilities, was approximately $701,000 as of September 30, 2015.

Note 6. Stockholders’ Equity

In December 2013, the Company filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allows for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering SM sales agreement with Cantor Fitzgerald & Co. (Cantor Fitzgerald) under which the Company may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. In 2014, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. During the three months ended June 30, 2015, the Company raised net proceeds (net of commissions) of approximately $11.6 million from the sale of 5,856,299 shares of its common stock in the open market through the agreement with Cantor Fitzgerald at a weighted average price of $2.04 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of POSIMIR, REMOXY, DUR-928 or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results and timing of clinical trials, including for POSIMIR, REMOXY, Relday, ORADUR-ADHD or DUR-928, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we license to third-party collaborators;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a biopharmaceutical company focused on the development of pharmaceuticals based on our proprietary drug delivery technology platforms, new chemical entities derived from our Epigenomic Regulator Program, and our expertise in drug development. Our product pipeline currently consists of seven investigational drug candidates in clinical development, with three programs in Phase 3 or NDA stage, one program in Phase 2 and three programs in Phase 1. The most advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases.

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms that typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of potential future collaborations and which over time may provide a pathway for us to develop our own commercial, sales and marketing organization.

Additional details of our programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2014 and in Note 2 above.

POSIMIR™ (SABER® -Bupivacaine, also previously known as POSIDUR™)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a patented controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIMIR, for which we hold worldwide rights.

NOTE:	POSIMIR™, SABER®, CLOUD™, TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In June 2013, we announced that our NDA submission had been accepted by the FDA indicating that the application is sufficiently complete to permit a substantive review. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIMIR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had face-to-face meetings with the FDA in September and December 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of these meetings and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIMIR Phase 3 clinical trial consisting of slightly over 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. We are referring to this trial as PERSIST (Placebo Controlled Trial of SABER™-Bupivacaine for the Management of Postoperative Pain Following Laparoscopic Cholecystectomy). We recently began recruiting patients for this trial and expect that it will take approximately one year to complete enrollment. This clinical trial is designed to generate data necessary to support an NDA resubmission.

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

Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. We understand these studies have been completed, although we have not seen the results. It is possible that the results of such studies will not be satisfactory to the FDA or that they could suggest a lower commercial potential for REMOXY than previously had been expected. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. On April 21, 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. Pain Therapeutics further stated that Pfizer had started to transfer to Pain Therapeutics documents, data and regulatory responsibilities related to REMOXY, and that they expected the transfer to be substantially completed in the second quarter of 2015. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016.

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

Relday TM (risperidone) Program

On July 11, 2011, we and Zogenix, Inc. (Zogenix) entered into a development and license agreement for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday.

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. In

March 2015, Zogenix commenced a Phase 1b multi-dose parallel clinical trial, enrolling 60 subjects, for which Zogenix announced positive top line results in September 2015. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured.

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

The biological activity of DUR-928 has been demonstrated in 8 different animal disease models involving three animal species. Four of these models represent acute organ injury (endotoxin shock, kidney, liver and brain) and four represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH)).

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, dogs and monkeys, DUR-928 has been found to be orally bioavailable and safe at all doses tested to date. These non-clinical results supported the initiation of DUR-928 into human safety trials with an oral formulation. An oral formulation, envisioned for use in chronic conditions, has undergone initial testing in humans. Pharmacokinetic and toxicity studies with an injectable formulation were also conducted in rats and dogs; these non-clinical results supported the initiation of DUR-928 into human safety trials with the injectable formulation as well.

The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak plasma concentrations at least 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no treatment-related adverse events reported and no subjects withdrawing from the study. We subsequently conducted a Phase 1 multiple-ascending-dose, oral administration trial in 20 healthy subjects, evaluating DUR-928 in two consecutive 10-subject cohorts, the first receiving DUR-928 at a lower dose and the second at a higher dose. Following multiple dosing, DUR-928 was well-tolerated at both dose levels, with no clinically significant changes in vital signs, laboratory values or ECG parameters, no severe or serious drug-related adverse events reported and no subjects withdrawing from the study. Peak plasma concentrations achieved were at least 100-fold higher than endogenous levels, no accumulation in plasma concentrations were observed with repeat dosing, and dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2 - 6 hours after dosing.

In addition to the oral administration studies described above, in August 2015 DURECT commenced a Phase 1 single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered by injection. The 18-subject study evaluated DUR-928 in three cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak plasma concentrations at least 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no treatment-related adverse events reported. DURECT will now move on to a multiple-dose Phase 1 trial with the injectable formulation.

Future Development Plans

DURECT is currently evaluating potential indications for DUR-928 in order to prioritize the development program. Long term opportunities fall into four broad categories: (a) orphan acute indications, (b) broader acute indications, (c) orphan chronic indications, and (d) broader chronic indications. DURECT’s initial patient studies, which we expect to commence in 2016, will be designed to evaluate safety and pharmacokinetics in liver and kidney function impaired patients at varying doses.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2015, we had an accumulated deficit of $399.7 million. Our net loss was $16.8 million for the nine months ended September 30, 2015. Our net losses were $22.1 million and $21.5 million for the years ended December 31, 2014 and 2013, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to recent quarters. We expect selling, general and administrative expenses to remain comparable in the near future to the third quarter of 2015. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities, service contracts and the royalty on a currently marketed animal health product. Collaborative research and development revenue primarily represents net reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue recognized from recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue in the next few quarters to decrease compared with the third quarter of 2015, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Collaborator
Zogenix, Inc. (Zogenix) (1)	$1,494	$1,253	$3,772	$3,417
Pain Therapeutics, Inc. (Pain Therapeutics)	346	473	509	1,170
Santen Pharmaceutical Co. Ltd. (Santen) (2)	93	—	641	—
Pfizer Inc. (Pfizer)	—	24	—	112
Impax Laboratories, Inc. (Impax) (3)	—	—	—	2,090
Others	119	2	646	210

Total collaborative research and development and other revenue	$2,052	$1,752	$5,568	$6,999

(1)	Amounts related to ratable recognition of upfront fees were $64,000 and $191,000 for the three and nine months ended September 30, 2015 and 2014, respectively.
(2)	Amounts related to ratable recognition of upfront fees were $71,000 and $213,000 for the three and nine months ended September 30, 2015 respectively, compared to zero for the corresponding periods in 2014; the Company and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero for both the three and nine months ended September 30, 2015, compared with zero and $2.0 million for the corresponding periods in 2014; the Company and Impax signed a license agreement effective January 3, 2014.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and an animal health product. Net product revenues were $2.7 million and $8.4 million in the three and nine months ended September 30, 2015, respectively, compared to $2.5 million and $8.1 million for the corresponding periods in 2014. The increase in the three months ended September 30, 2015 was primarily attributable to higher revenue from our LACTEL polymer product line as a result of higher units sold, partially offset by lower revenue from our ALZET mini pump product line and lower product revenue from the sale of certain excipients compared to the corresponding period in 2014. The increase in the nine months ended September 30, 2015 was primarily attributable to higher revenue from our LACTEL polymer product line as a result of higher units sold and higher product revenue from the sale of certain excipients, partially offset by lower revenue from our ALZET mini pump product line compared to the corresponding period in 2014.

Cost of product revenues. Cost of product revenues were $884,000 and $2.9 million for the three and nine months ended September 30, 2015, respectively, compared to $2.3 million and $4.5 million for the corresponding periods in 2014. The decreases in the cost of product revenue in the three and nine months ended September 30, 2015 was primarily the result of charges of $1.6 million associated with certain excipients included in REMOXY in light of Pfizer’s decision to return to Pain Therapeutics all rights to develop and commercialize REMOXY in the third quarter of 2014. Excluding these charges recorded in the three months ended September 30, 2014, cost of product revenues increased primarily due to higher cost of goods sold from our LACTEL product line arising from higher units sold in the three months ended September 30, 2015, partially offset by lower cost of goods sold from our ALZET product line arising from lower units sold compared to the corresponding period in 2014. Excluding these charges recorded in the nine months ended September 30, 2014, cost of product revenues was comparable as higher cost of goods sold from our LACTEL product line and the sale of certain excipients arising from higher units sold in the nine months ended September 30, 2015 were essentially offset by lower cost of goods sold from our ALZET product line arising from lower units sold compared to the corresponding period in 2014. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $25,000 and $81,000 for the three and nine months ended September 30, 2015, respectively, compared to $37,000 and $112,000 for the corresponding periods in 2014, respectively.

As of September 30, 2015, we had 21 manufacturing employees compared with 22 as of September 30, 2014. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $6.7 million and $17.7 million for the three and nine months ended September 30, 2015, respectively, compared to $5.5 million and $17.0 million for the corresponding periods in 2014. The increase in the three months ended September 30, 2015 was primarily attributable to higher research and development costs associated with POSIMIR, DUR-928, Relday, REMOXY and the Santen ophthalmic program, partially offset by lower research and development costs associated with depot injectable programs, ORADUR-ADHD, ELADUR, other ORADUR-based opioid products licensed to Pain Therapeutics and other research programs compared to the corresponding period in 2014 as more fully discussed below. The increase in the nine months ended September 30, 2015 was primarily attributable to higher research and development costs associated with DUR-928, Relday, REMOXY and the Santen ophthalmic program, partially offset by lower research and development costs associated with POSIMIR, depot injectable programs, ORADUR-ADHD, ELADUR, other ORADUR-based opioid products licensed to Pain Therapeutics and other research programs compared to the corresponding period in 2014 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $359,000 and $1.0 million for the three and nine months ended September 30, 2015, respectively, compared to $432,000 and $1.3 million for the corresponding periods in 2014. As of September 30, 2015, we had 56 research and development employees compared with 54 as of September 30, 2014. We expect research and development expenses to increase in the near future compared to recent quarters as we increase development activities for POSIMIR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
POSIMIR (1)	$2,422	$1,359	$4,836	$5,260
DUR-928	1,969	1,526	6,164	3,851
Relday (1)	1,313	1,059	3,353	3,071
Depot Injectable Programs	343	446	1,345	1,752
REMOXY (1)	311	41	463	276
Santen ophthalmic program (1)	80	25	536	70
ORADUR-ADHD	24	106	180	353
ELADUR (1)	6	60	66	497
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	4	581	106	1,228
Others	182	260	610	662

Total research and development expenses	$6,654	$5,463	$17,659	$17,020

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Impax, Pfizer, Pain Therapeutics, Zogenix and Santen.

POSIMIR

Our research and development expenses for POSIMIR were $2.4 million and $4.8 million in the three and nine months ended September 30, 2015, respectively, compared to $1.4 million and $5.3 million for the corresponding periods in 2014. The increase in the three months ended September 30, 2015 was primarily due to higher employee-related costs and clinical trial related expenses for POSIMIR compared with the corresponding period in 2014. The decrease in the nine months ended September 30, 2015 was primarily due to lower employee-related costs and outside consulting expenses for POSIMIR, partially offset by higher clinical trial related expenses compared with the corresponding period in 2014.

DUR-928

Our research and development expenses for DUR-928 were $2.0 million and $6.2 million in the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $3.9 million for the corresponding periods in 2014. The increases in the three and nine months ended September 30, 2015 were primarily due to higher employee-related costs and clinical trial expenses incurred for this drug candidate compared with the corresponding periods in 2014.

Relday

Our research and development expenses for Relday were $1.3 million and $3.4 million in the three and nine months ended September 30, 2015, respectively, compared to $1.1 million and $3.1 million for the corresponding periods in 2014. The increases in the three and nine months ended September 30, 2015 were primarily due to increased development and technical transfer activities and higher employee-related costs incurred for this drug candidate compared with the corresponding periods in 2014.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $343,000 and $1.3 million in the three and nine months ended September 30, 2015, respectively, compared to $446,000 and $1.8 million for the corresponding periods in 2014. The decreases in the three and nine months ended September 30, 2015 were primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding periods in 2014.

REMOXY

Our research and development expenses for REMOXY were $311,000 and $463,000 in the three and nine months ended September 30, 2015, respectively, compared to $41,000 and $276,000 for the corresponding periods in 2014. The increases in the three and nine months ended September 30, 2015 were primarily due to higher employee-related costs for REMOXY compared with the corresponding periods in 2014.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $80,000 and $536,000 in the three and nine months ended September 30, 2015, respectively, compared to $25,000 and $70,000 for the corresponding periods in 2014. The increases in the three and nine months ended September 30, 2015 were primarily due to higher employee-related costs as a result of increased formulation development activities associated with this drug candidate compared with the corresponding periods in 2014.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $24,000 and $180,000 in the three and nine months ended September 30, 2015, respectively, compared to $106,000 and $353,000 for the corresponding periods in 2014. The decreases in the three and nine months ended September 30, 2015 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2014.

ELADUR

Our research and development expenses for ELADUR were $6,000 and $66,000 in the three and nine months ended September 30, 2015, respectively, compared to $60,000 and $497,000 for the corresponding periods in 2014. The decreases in the three and nine months ended September 30, 2015 were primarily due to lower employee-related costs associated with this product candidate compared with the corresponding periods in 2014.

Other ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $4,000 and $106,000 in the three and nine months ended September 30, 2015, respectively, compared to $581,000 and $1.2 million for the corresponding periods in 2014. The decreases in the three and nine months ended September 30, 2015 were primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates compared with the corresponding periods in 2014.

Other DURECT research programs

Our research and development expenses for all other programs were $182,000 and $610,000 in the three and nine months ended September 30, 2015, respectively, compared to $260,000 and $662,000 for the corresponding periods in 2014, respectively. The decreases in the three and nine months ended September 30, 2015 were primarily due to lower employee-related costs incurred for these programs compared with the corresponding periods in 2014.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.2 million and $8.7 million for the three and nine months ended September 30, 2015, respectively, compared to $3.1 million and $9.3 million for the corresponding periods in 2014. The increase in selling, general and administrative expenses in the three months ended September 30, 2015 was primarily due to higher patent related expenses compared to the corresponding period in 2014. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2015 was primarily due to lower patent related expenses, lower outside expenses in connection with the signing of the Impax agreement in the first quarter of 2014, and lower consulting related expenses compared to the corresponding periods in 2014. Stock-based compensation expense recognized related to selling, general and administrative personnel was $308,000 and $843,000 for the three and nine months ended September 30, 2015, respectively, compared to $328,000 and $915,000 for the corresponding periods in 2014.

As of September 30, 2015 and 2014, we had 26 selling, general and administrative employees. We expect selling, general and administrative expenses to remain comparable in the near future to the third quarter of 2015.

Other income (expense). Interest and other income was $43,000 and $194,000 for the three and nine months ended September 30, 2015, respectively, compared to $60,000 and $66,000 for the corresponding periods in 2014. The increase in interest and other income in the nine months ended September 30, 2015 was primarily the result of a realized gain from the sale of a marketable equity security in the first quarter of 2015.

Interest expense was $558,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, compared to $559,000 and $593,000 for the corresponding periods in 2014. The increase in interest expense in the nine months ended September 30, 2015 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $32.4 million at September 30, 2015 compared to $34.9 million at December 31, 2014. These balances include $250,000 and $350,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2015 and December 31, 2014, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2015 was primarily the result of the ongoing operating expenses and interest payments, partially offset by $11.6 million of cash received from the sale of approximately 5.9 million shares of our common stock in the open market through the agreement with Cantor Fitzgerald, $1.0 million of cash received from exercises of stock options and purchases under our employee stock purchase plan, and payments received from collaboration partners and customers.

We used $14.6 million of cash in operating activities for the nine months ended September 30, 2015 compared to $11.6 million for the corresponding period in 2014. The cash used for operations was primarily to fund operations. In the nine months ended September 30, 2014, we received a $2.0 million upfront payment from Impax. The increase in cash used for operations during the nine months ended September 30, 2015 was also primarily attributable to an increase in prepaid expenses as well as a decrease in accounts payable compared to the corresponding period in 2014.

Investing activities provided $5.0 million of cash for the nine months ended September 30, 2015 compared to investing activities using $17.5 million of cash for the corresponding period in 2014. The increase in cash provided by investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the nine months ended September 30, 2015 compared to the corresponding period in 2014. We anticipate incurring capital expenditures of approximately $200,000 in 2015 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, our research and development, manufacturing and administrative requirements.

We received $12.4 million of cash from financing activities for the nine months ended September 30, 2015 compared to $24.7 million for the corresponding period in 2014. The decrease in cash provided by financing activities in the nine months ended September 30, 2015 was primarily a result of $19.8 million received from a term loan in the nine months ended September 30, 2014, partially offset by an increase of $7.7 million in proceeds from sales of our common stock in the open market and from exercises of stock options in the nine months ended September 30, 2015 compared to the corresponding period in 2014.

We anticipate that cash used in operating activities will increase in the near future compared to recent quarters, primarily due to the increased development activities for our POSIMIR and DUR-928 programs.

During the nine months ended September 30, 2015, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 other than the amendment of the term loan with Oxford Finance discussed in Note 5.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2015, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risks Related To Our Business

Regulatory approval of POSIMIR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIMIR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had face-to-face meetings with the FDA in September and December 2014 to address the issues cited in the Complete Response Letter. As a result of these meetings and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIMIR Phase 3 clinical trial consisting of slightly over 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. We recently began recruiting patients for this trial and expect that it will take approximately one year to complete enrollment. There can be no assurance that this clinical trial will be enrolled as quickly as expected or generate data necessary to support a successful NDA resubmission, or that it will be completed in a timely manner. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

•	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	with respect to each new chemical entity, determining appropriate indications;

•	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication at an achievable dose; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including POSIMIR, REMOXY, DUR-928, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, or Relday, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIMIR, REMOXY, DUR-928, ELADUR, ORADUR-ADHD and other ORADUR-based opioid products, or Relday, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for POSIMIR, REMOXY or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

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

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on its review, the FDA determined that they cannot approve the NDA in its present form, stating the NDA does not contain sufficient information to demonstrate that POSIMIR is safe when used in the manner described in the proposed label, and the FDA indicated that additional clinical safety studies need to be conducted. We had face-to-face meetings with the FDA in September and December 2014 to discuss what needs to be done to address the issues cited in the Complete Response Letter. As a result of these meetings and based on subsequent communications with the FDA, we announced in June 2015 that we plan to conduct a new POSIMIR Phase 3 clinical trial consisting of slightly over 300 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery. DURECT recently began recruiting patients for this trial and expects that it will take approximately one year to complete enrollment. There can be no assurance that we will be able to adequately address all of FDA’s concerns regarding the POSIMIR NDA or there could be a delay in addressing such concerns, the FDA may not grant regulatory approval of POSIMIR, adverse effects may arise from additional testing or use of POSIMIR, and the data that we have generated or may generate may not be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•	ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positioned Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In March 2015, Zogenix commenced this multi-dose clinical trial and in September 2015 Zogenix announced positive top line results from this trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma have conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was chosen based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 trial in Taiwan and anticipates completing it in 2016. DURECT retains rights to all other territories in the world and is engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the TFDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	ORADUR-based opioids—Phase 1 clinical trials have been conducted for two of these ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the third ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). During 2014, we conducted research and development activities on these programs under approved workplans with Pain Therapeutics. In May 2015, Pain Therapeutics sent a letter to us that provided us with formal written notice that Pain Therapeutics is deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under our agreement. The letter does not alter the terms of our agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of oxycodone, hydrocodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

•

DUR-928—In February 2015, we announced the successful completion of the initial Phase 1 human safety trial of DUR-928, which was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 at escalating doses that resulted in peak concentrations at least 100-fold higher than endogenous levels. In May 2015, we announced the successful completion of a Phase 1 multi-ascending-dose, oral administration trial in 20 healthy subjects. We recently announced positive results from a Phase 1 single-ascending-dose, injectable administration trial in 18 healthy subjects in three cohorts as a precursor to a multi-dose Phase 1 trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIMIR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in the first Phase 1 trials may not be confirmed in subsequent Phase 1 or other clinical trials. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIMIR raised concerns that insufficient safety data had been provided and FDA has indicated that an additional clinical trial for POSIMIR needs to be conducted, which entails added expense and could delay or preclude product approval, harming our business, prospects and financial condition.

Regulatory action or failure to obtain product approvals could delay or limit development and commercialization of our product candidates and result in failure to achieve anticipated revenues

The manufacture and marketing of our pharmaceutical product candidates and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. We or our third-party collaborators must obtain clearance or approval from applicable regulatory authorities before we or they, as applicable, can perform clinical trials, market or sell our products in development in the United States or abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. In particular, the FDA rigorously focuses on the safety of drug products at every stage of drug development and commercialization from initial clinical trials to regulatory approval and beyond, and the interpretation of data that may pertain to safety can be subject to the interpretation of individual reviewers within the FDA. These rigorous and potentially evolving standards, that often differ by therapeutic area, may delay and increase the expenses of our development efforts. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns, in which case our business will be harmed. In addition, the FDA or other foreign regulatory agency may refuse or delay approval of our or our collaborators’ drug candidates for failure to collect sufficient clinical or animal safety data, and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs.

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

Cancellation of collaborations regarding our product candidates may impact our near-term revenues and adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIMIR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIMIR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Pain Therapeutics, Zogenix, Impax, Santen or Orient Pharma could have similar effects.

Our revenues depend on collaboration agreements with other companies. These agreements subject us to obligations which must be fulfilled and also make our revenues dependent on the performance of such third parties. If we are unable to meet our obligations or manage our relationships with our collaborators under these agreements or enter into additional collaboration agreements or if our existing collaborations are terminated, our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY and certain other ORADUR-based opioids, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. From time to time, our licensees may be the subject of an acquisition by another company. For example, Alpharma was acquired by King in December 2008, King was acquired by Pfizer in February 2011 and Nycomed was acquired by Takeda in October 2011. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of September 30, 2015, we had $3.0 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including POSIMIR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR, REMOXY and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIMIR. This third party is currently our sole source for drug product required for development and commercialization of this drug candidate. Our agreement with Hospira terminates at the end of 2015 and we are planning to contract with a different party for future supply of POSIMIR. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2015, had an accumulated deficit of approximately $399.7 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we may develop in the future, or to market POSIMIR if we do not enter into an agreement with a third party to commercialize POSIMIR. Developing a sales force and commercial group will require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for POSIMIR, we may not be able to effectively launch the product. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, REMOXY, our other ORADUR-based drug candidates, ELADUR and Relday, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY, our other ORADUR-based drug candidates, ELADUR, Relday and certain other pharmaceutical product candidates we have under development, and Hospira is currently our sole supplier for clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of October 26, 2015, we held over 55 unexpired issued U.S. patents and over 360 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 85 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our lead drug candidates, REMOXY and POSIMIR, are as follows:

In the U.S., REMOXY is covered by five patent families. Two patent families include granted patents expiring in at least 2025 and 2031, respectively. The patent family providing protection until at least 2025 includes nine granted patents. The other three patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2034, and 2034, respectively, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these five patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY is covered by four granted patents with two expiring in each of 2023 and 2026, respectively, plus any eligible patent term extensions.

In the U.S., POSIMIR is covered by two patent families. One patent family includes granted patents expiring in at least 2025. Another patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by four granted patents with two expiring in each of 2025 and 2026, respectively, plus any eligible patent term extensions.

Our Epigenomic Regulator Program includes six in-licensed patent families. Two patent families each include a granted patent expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, and 2035, respectively, plus any eligible patent term adjustments and extensions. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2015. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2014 and determined that goodwill was not impaired as of December 31, 2014. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2015, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, ELADUR, Relday, DUR-928, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, non-opioid pain medications, local anesthetic patches, anti-psychotics, stimulants, cardiovascular and metabolic disease pharmaceuticals, anti-inflammatory agents, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Our pain products, if approved, will compete with currently marketed products by Purdue Pharma, Knoll, Janssen, Medtronic, Endo, AstraZeneca, Arrow International, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. POSIMIR, if approved, would compete with other non-opioid post-surgical pain products such as those currently marketed by Pacira and Halyard Health and may compete with other products in development by companies including Innocoll, Heron and others. Purdue Pharma, Pernix Therapeutics, Par Pharmaceutical, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Impax Laboratories, Elite Pharmaceuticals, Egalet, Intellipharmaceutics, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products, and REMOXY, if approved, will compete directly with these products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Celgene, Eli Lilly, Pfizer, Actavis and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Raptor Pharmaceuticals, Shire, LaJolla Pharmaceuticals, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Trophos, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Viking Therapeutics and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, REMOXY and other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including oral medication, transdermal drug delivery products such as drug patches, injectable therapeutics, or external or implantable drug delivery products; and

•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

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

The successful commercialization of our product candidates will depend in part on the extent to which appropriate reimbursement levels for the cost of our product candidates and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors often limit payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In December 2013, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, in December 2013, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. We also entered into a second Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald on November 3, 2015, under which we may sell, pursuant to a new shelf registration statement on Form S-3 that we intend to file with the SEC on or about the date of this Form 10-Q, up to an additional $40 million of common stock through Cantor Fitzgerald, acting as agent, subject to certain limitations and the effectiveness of the related registration statement. During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of our common stock in the open market through the December 2013 agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. During the second quarter of 2015, we raised net proceeds (net of commissions) of approximately $11.6 million from the sale of 5,856,299 shares of our common stock in the open market through the December 2013 agreement with Cantor Fitzgerald at a weighted average price of $2.04 per share. As of October 26, 2015, the Company had up to $8.2 million of common stock available for sale under the December 2013 Controlled Equity Offering SM program. Any additional sales in the public market of our common stock, under the agreements with Cantor Fitzgerald or otherwise under the shelf registration statements, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of third-party collaborators to continue development of the respective product candidates they are developing;

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIMIR, REMOXY or our other ORADUR-based drug candidates, ELADUR, Relday, DUR-928 or other product candidates;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;

•	potential failure to meet continuing listing standards from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.2	First Amendment to Loan and Security Agreement and First Amendment to Disbursement Letter between the Company and Oxford Finance LLC dated July 31, 2015.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 3, 2015

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 3, 2015

EXHIBIT INDEX

10.2	First Amendment to Loan and Security Agreement and First Amendment to Disbursement Letter between the Company and Oxford Finance LLC dated July 31, 2015.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document