Form 10-K
period 2015-12-31
DURECT CORP
filed 2016-03-01
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $242,145,190 as of June 30, 2015 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 122,065,924 shares of the registrant’s Common Stock issued and outstanding as of February 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2015.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenomic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

Our product pipeline currently consists of seven investigational drug candidates in clinical development, with one program the subject of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for which a Complete Response Letter was received in June 2011, another program the subject of an NDA with the FDA for which a Complete Response Letter was received in February 2014, one program in Phase 2 and four programs in Phase 1. The more advanced programs are in the field of pain management and we believe that each of these targets large market opportunities with product features that are differentiated from existing therapeutics. We have other programs underway in fields outside of pain management, including central nervous system disorders, acute organ injury, metabolic disorders, ophthalmic conditions, and other chronic diseases.

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

New Chemical Entities from our Epigenomic Regulator Program

Our Epigenomic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenomics is the study of large scale effects on cellular function and interrelated collections of epigenetic modifications. Epigenetic and epigenomic modifications play an important role in regulation of key cellular processes. DUR-928 is the program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

Our major product research and development efforts for new chemical entities derived from our Epigenomic Regulator Program are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Stage

• DUR-928, oral	• Metabolic / lipid disorders	• DURECT retains worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

• DUR-928, injectable	• Acute organ injuries	• DURECT retains worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various diseases and syndromes for orphan indications as well as for broader patient populations. The lead compound from this program (DUR-928) is an endogenous, orally bioavailable small molecule that modulates the activity of various nuclear receptors that play an important regulatory role in lipid homeostasis, inflammation and cell survival.

The biological activity of DUR-928 has been demonstrated in 8 different animal disease models involving three animal species. Four of these models represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and four represent acute organ injuries (endotoxin shock, kidney, liver and brain).

We are pursuing the development of DUR-928 through two broad programs for: (i) chronic metabolic diseases using an oral formulation, and (ii) acute organ injury using an injectable formulation.

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, dogs and monkeys, DUR-928 has been found to be orally bioavailable and safe at all doses tested to date. These non-clinical results supported the initiation of DUR-928 into human safety trials with an oral formulation. Pharmacokinetic and toxicity studies with an injectable formulation were also conducted in rats and dogs; these non-clinical results supported the initiation into human safety trials with an injectable formulation of DUR-928.

Chronic Metabolic Disease Program with DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the U.S. Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the U.S., Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH. In addition to these large populations of patients with liver disease, there are a number of orphan patient populations with various forms of liver disease for which we may seek to develop DUR-928.

Clinical Program.    The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 (n=20 on drug, 10 on placebo) at escalating doses that resulted in peak plasma concentrations greater than 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We subsequently conducted a Phase 1 multiple-ascending-dose, oral administration trial in 20 healthy subjects (n=16 on drug, 4 on placebo). Following multiple dosing, DUR-928 was well-tolerated at all doses, with no clinically significant changes in vital signs, laboratory values or ECG parameters, no serious drug-related adverse events reported and no subjects withdrawing from the study. Peak plasma concentrations achieved were greater than 100-fold higher than endogenous levels, no accumulation in plasma concentrations were observed with repeat dosing, and dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2-6 hours after dosing. We also conducted a food effect study with 8 healthy volunteers and observed no food effect on absorption.

In January 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This open-label Phase 1b trial of DUR-928 is a safety and pharmacokinetic study of DUR-928 in subjects with NASH and matched control subjects. This study will be conducted in three successive cohorts evaluating three single-dose levels of oral DUR-928. After a PK/safety review at each dose, the study can proceed to the next higher dose. Assuming all three cohorts are dosed, the study will comprise approximately 48 subjects, of which approximately 30 will have received DUR-928. The study is being conducted in Australia, and we anticipate that we will obtain results from this trial in the first half of 2016.

Future Development Plans.    We anticipate that the single-ascending-dose Phase 1b clinical trial described above will enable and inform a multiple-dose study in the second half of 2016 in NASH patients or patients with other liver function impairment.

Acute Organ Injury Program with DUR-928

Market Opportunity.    Acute organ injury, including acute kidney injury (AKI) and other conditions, is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. AKI, for example, affects approximately 2.8 million patients per year in the U.S. and is associated with increased mortality, prolonged hospital stays, and worsening of chronic kidney disease. In addition to these large populations of patients, there are a number of orphan patient populations with various forms of acute organ injury for which we may seek to develop DUR-928.

Clinical Program.    In addition to the oral administration clinical studies described above, we have conducted a Phase 1 single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of four doses of DUR-928 when administered by injection. The 24-subject study evaluated DUR-928 in four cohorts of healthy volunteers receiving DUR-928 (16 subjects on the drug, 8 on placebo) at escalating doses that resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal.

Future Development Plans

We anticipate commencing a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients in the first half of 2016, with data available from the study in 2016. This trial is anticipated to be a single-site, open-label safety and pharmacokinetics study. This trial will enable and inform subsequent patient studies in acute kidney injury and/or other kidney function impairment.

Drug Delivery Programs

Our major product research and development efforts utilizing our drug delivery platforms are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Technology Platform	Stage

• POSIMIR (controlled release injection of bupivacaine)	• Post-Operative Pain	• DURECT retains worldwide rights	• SABER	• NDA accepted in June 2013 / Complete Response Letter received in February 2014; Phase 3 trial ongoing

• REMOXY (oral controlled release oxycodone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• NDA resubmitted in December 2010 but not approved / Complete Response Letter received in June 2011

• ORADUR-ADHD	• Attention Deficit Hyperactivity Disorder (ADHD)	• Orient Pharma (defined Asian and South Pacific countries); DURECT retains development and commercialization rights in North America, Europe, Japan and all other countries	• ORADUR	• Phase 3 in Taiwan

• ELADUR (controlled release injection of bupivicane)	• Pain	• Impax Laboratories (worldwide)	• TRANSDUR	• Phase 1

• Relday® (risperidone)	• Schizophrenia/ bipolar disorder	• Zogenix (worldwide)	• SABER	• Phase 1

• ORADUR-based opioid (hydromorphone)	• Chronic Pain	• Pain Therapeutics (worldwide)	• ORADUR	• Phase 1

• SABER-based ophthalmic (active drug ingredient not disclosed)	• Ophthalmic disorder	• Santen (worldwide)	• SABER	• Preclinical / Research Stage

• Various	• Research programs in various therapeutic categories	• DURECT retains worldwide rights, except for certain feasibility projects whereby our collaborator generally has an option on rights	• SABER / CLOUD	• Preclinical / Research Stage

NOTE: POSIMIR™, SABER®, CLOUDTM, TRANSDUR®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

●

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

●

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

●

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

●

The Right Time: Our pharmaceutical systems technologies are designed to minimize the need for intervention by the patient or care-giver and to enhance dosing compliance. In addition to reducing the cost of care, continuous drug therapy frees the patient from repeated treatment or hospitalization, improving convenience and quality of life. Our systems are well-suited to deliver drugs for the right period of time for the intended indication, whether for hours or days for acute indications, or for weeks or months for treating chronic, debilitating diseases such as chronic pain, cancer, heart disease, and neurodegenerative diseases. We believe that it is more effective to treat chronic diseases with continuous, long-term therapy than with alternatives such as multiple conventional injections or immediate release oral dosage forms that create short-term effects.

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

We currently have several major active drug delivery technology platforms:

The SABER and CLOUD Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a class of bioerodible injectable depot technology which generally does not contain SAIB but does include various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

●

Peptide/Protein/Small Molecule Delivery—The chemical nature of our bioerodible injectable depot systems tend to repel water and body enzymes from its interior and thereby stabilizes proteins and peptides. For this reason, we believe that bioerodible injectable depot systems are well suited as a platform for biotechnology therapeutics based on proteins and peptides.

●

Controlled Onset and Release—Typically, controlled release injections are associated with an initial higher release of drug immediately after injection (also called “burst”). Animal and human studies have shown that our bioerodible injectable depots can be associated with less post-injection burst than is typically associated with other commercially available injectable controlled release technologies, while still achieving controlled rapid onset of drug concentration.

●

High Drug Loading—Drug loading in our bioerodible injectable depot formulations can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

●

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

●	Patent Protection—Our bioerodible injectable depot technology is covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.

●	Ease of Manufacture—Compared to microspheres and other polymer-based controlled release injectable systems, our bioerodible injectable depot formulations are readily manufacturable at low cost.

The SABER Technology is the basis of POSIMIR, for which our NDA received a Complete Response Letter in February 2014. The SABER Technology is also the basis for Relday, which has completed single and multiple dose Phase 1 clinical trials in the U.S. The SABER Technology is also utilized in our Santen Ophthalmic Program as well as multiple feasibility programs. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

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

The ORADUR technology is the basis of REMOXY, a novel long-acting oral formulation of the opioid oxycodone which is targeted to decrease the potential for oxycodone abuse, and for which the NDA received a Complete Response Letter in June 2011. Starting in 2006, we also began working with Pain Therapeutics, Inc. (Pain Therapeutics) on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase 1 clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an Investigational New Drug (IND) has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In May 2015, Pain Therapeutics informed us that they were returning to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY (oxycodone), hydromorphone and oxymorphone. We also have an ORADUR-ADHD program for which we and Orient Pharma Co., Ltd. (Orient Pharma) have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was selected based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma has initiated a Phase 3 trial in Taiwan and anticipates completing it in 2016.

The TRANSDUR Transdermal Delivery System

Our TRANSDUR technology is a proprietary transdermal delivery system that enables delivery of drugs continuously for multiple days. The TRANSDUR technology is the basis for ELADUR, for which two Phase 2 clinical trials have been conducted and for which we licensed worldwide development and commercialization rights to Impax in January 2014.

Major Drug Delivery Programs

POSIMIR (SABER-Bupivacaine)

Market Opportunity.    According to data published by the Center for Disease Control and Prevention, there are approximately 72 million ambulatory and inpatient surgical procedures performed annually in the U.S. Insufficient postoperative pain control remains a significant problem, with studies indicating that roughly 65% of patients experience moderate-to-extreme pain after surgery. The current standard of care for post-surgical pain includes oral opiate and non-opiate analgesics and muscle relaxants. While systemic opioids can effectively control post-surgical pain, they commonly cause side effects including drowsiness, constipation, nausea and vomiting, and cognitive impairment. Effective pain management can be compromised if patients fail to adhere to recommended dosing regimens because they are suffering from these side effects. Post-surgical pain also can be treated effectively with local anesthetics; however, their usefulness often is limited by their short duration of action.

Development Strategy.    We are developing POSIMIR, an extended-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is an off-patent pharmaceutical agent. The physician would administer POSIMIR at the time of surgery to the surgical site. This formulation is designed to provide extended analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing systemic side effects. POSIMIR is intended to provide local analgesia for 3 days, which we believe generally coincides with the time period of greatest need for post-surgical pain control in most patients.

We are in discussions with potential partners regarding licensing development and commercialization rights to POSIMIR, for which we hold worldwide rights. We are also continuing to evaluate the requirements for commercializing POSIMIR on our own in the U.S., in the event that we determine that to be the preferred route of commercialization.

Clinical Program.    Our POSIMIR clinical development program has been devised to establish the safety and efficacy of POSIMIR for the treatment of post-surgical pain for 3 days. Toward that end, 15 clinical studies have been conducted, of which 13 clinical studies were with the final formulation of POSIMIR in either blinded, randomized controlled trials or open-label trials. These 15 trials are included in the Integrated Summary of Safety (ISS) which was included in the POSIMIR NDA. Seven randomized, controlled, parallel design clinical trials of POSIMIR using the instillation method of administration and dose proposed for marketing are included in the Integrated Summary of Efficacy (ISE) which was included in the NDA. Seven different surgical procedures have been investigated, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow a more confident extrapolation of the safety and efficacy data to a broad general surgical population.

Safety

As bupivacaine is a well-known drug with an extensive understanding of its risks and benefits, the safety database in the Integrated Summary of Safety (ISS) is not as large as required for a new chemical entity. A total of 1075 patients were included in the ISS database, 951 of whom have been exposed to POSIMIR or SABER-Placebo in volumes ranging from 2.5 to 10 mL. A total of 683 patients have been exposed to POSIMIR with the dose of bupivacaine ranging from 330 to 990 mg. In addition, a total of 124 patients have been treated with bupivacaine HCl in control groups and 268 patients received SABER-Placebo in control groups.

Overall, the POSIMIR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and bupivacaine HCl. Local site reactions were observed more frequently in the POSIMIR and SABER-Placebo groups than in the active comparator groups, most frequently in abdominal surgeries; most of these observations were discolorations (e.g., surgical bruising), the majority of which resolved without treatment during the observation period. There was little difference in the incidence of severe or serious adverse events between the POSIMIR, SABER-Placebo and bupivacaine HCl treatment groups. Most of the serious adverse events seen in these trials appear to be due to complications of surgery, anesthesia, analgesics, or co-morbidity and not POSIMIR-related. The clinical history for serious adverse events has been reviewed and no evidence of bupivacaine toxicity was apparent. The adverse event data have been analyzed in a variety of ways to detect any evidence of bupivacaine central nervous system or cardiac toxicity or other unexpected effects. No patients treated with POSIMIR had an instance of a severe central nervous system or cardiac adverse event traditionally associated with bupivacaine toxicity.

Efficacy

In the NDA, we presented the results from two efficacy trials that we positioned as pivotal (inguinal hernia repair and shoulder surgery, primarily subacromial decompression) and an Integrated Summary of Efficacy (ISE) based on 7 randomized, controlled, parallel design surgical trials of POSIMIR using the administration technique and 5 mL (660 mg) dose proposed for marketing.

Hernia pivotal efficacy trial

The hernia pivotal efficacy clinical trial was designed to evaluate the tolerability, activity, dose response and pharmacokinetics of POSIMIR in patients undergoing open inguinal hernia repair. The trial was conducted in Australia and New Zealand as a multi-center, randomized, double blind, placebo-controlled study in 122 patients. Study patients were randomized into three treatment groups: patients that were treated with POSIMIR 2.5 mL (n=43), POSIMIR 5 mL (n=47) and placebo (n=32). The co-primary efficacy endpoints for the study were Mean Pain Intensity on Movement area under the curve (AUC), a measure of pain over a period of 1-72 hours post-surgery, and the proportion of patients requiring supplemental opioid analgesic medication during the study (defined as 0-15 days).

In relation to the co-primary endpoint of pain reduction as measured by Mean Pain Intensity on Movement AUC 1-72 hours post-surgery, the patient group treated with POSIMIR 5 mL reported thirty-one percent (31%) less pain versus placebo, and the result was statistically significant (p=0.0031). Fifty-three percent (53%) of the study patients in the POSIMIR 5 mL group took supplemental opioid analgesic medications versus seventy-two percent (72%) of the placebo patients (p=0.0909). Although this positive trend for this co-primary endpoint in favor of the POSIMIR 5 mL group was not statistically significant, both secondary endpoints measuring opioid analgesic medication consumption were met at a statistically significant level. During the periods of 1-24 hours, 24-48 hours and 48-72 hours after surgery, placebo patients consumed approximately 3.5 (p=0.0009), 2.9 (p=0.0190) and 3.6 (p=0.0172) times more supplemental opioid analgesic medications (mean total daily consumption of opioid analgesic medication in morphine equivalents), respectively, than the POSIMIR 5 mL treatment group. The median decrease in supplemental opioid analgesics taken over the first three days after surgery was 80% (p=0.0085) for the POSIMIR 5 mL group as compared to the placebo group.

Shoulder pivotal efficacy trial

The shoulder pivotal efficacy trial was a multicenter, randomized, double-blind, active- and placebo-controlled, parallel-group, dose-response trial conducted at 9 investigational centers in Europe. Nycomed, our collaborator at the time, was responsible for the conduct of the clinical trial. In this study, 107 patients were randomly assigned to one of three treatment groups prior to undergoing elective arthroscopic shoulder surgery: POSIMIR 5 mL (n=53), SABER-Placebo (n=25) or bupivacaine HCl solution (n=29). All patients were given a background pain treatment consisting of a daily dose of two or four grams (depending on the patient’s weight) of paracetamol (acetaminophen). In addition, each patient was provided supplemental opioid rescue medication, if needed. With respect to efficacy, the primary endpoints of the study were to demonstrate: (1) an improvement in terms of pain intensity on movement area under the curve (AUC) during the period 1–72 hours post-surgery, and (2) a decrease in the total use of opioid rescue analgesia 0–72 hours post-surgery.

Results from this study demonstrate that the POSIMIR group experienced a statistically significant reduction in pain intensity of approximately 21% (p=0.0122) versus SABER-Placebo. Applying the appropriate statistical test given the data distribution, the POSIMIR group showed a statistically significant reduction of approximately 67% (p=0.013) in median opioid use in favor of POSIMIR. No statistical differences were found when POSIMIR was compared to bupivacaine HCl.

Phase 3 trial in abdominal surgical procedures

We also conducted a Phase 3 U.S. and international, multi-center, randomized, double-blind, controlled trial evaluating the safety, efficacy, effectiveness, and pharmacokinetics of POSIMIR in 305 patients undergoing a variety of general abdominal surgical procedures. The trial included the following three cohorts:

Cohort 1: An active comparator cohort in which patients were randomized to receive either POSIMIR 5 mL or commercially available Bupivacaine HCl solution after laparotomy.

Cohort 2: An active comparator cohort in which patients were randomized to receive either POSIMIR 5 mL or commercially available Bupivacaine HCl solution after laparoscopic cholecystectomy.

Cohort 3: A double blind, placebo controlled cohort in which patients were randomized to receive either POSIMIR 5 mL or SABER-Placebo after laparoscopically-assisted colectomy.

Efficacy evaluation in the Phase 3 trial encompassed a number of parameters. The two co-primary efficacy endpoints for Cohort 3 were mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose and mean total morphine equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose. The purpose of Cohorts 1 and 2 was to give us additional experience with the use of POSIMIR in a broader group of surgeries and patients.

Cohort 3. With respect to the co-primary efficacy endpoint of pain reduction as measured by mean pain intensity on movement (normalized) Area Under the Curve (AUC) during the period 0-72 hours post-dose, the patient group treated with POSIMIR reported a mean pain reduction in pain scores of approximately 7%, although this was not statistically significant (p=0.1466). The statistical analysis plan included pain on movement as recorded at scheduled times through an electronic diary plus pain scores reported whenever supplemental opioids were administered with such scores attributed as if they were pain on movement. In the prespecified sensitivity analysis (which includes only scheduled pain assessment on movement scores as collected on the electronic diary), the patient group treated with POSIMIR reported approximately 10% less pain versus placebo (p=0.0410). In relation to the co-primary efficacy endpoint of median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose, the patient group treated with POSIMIR reported approximately 16% less opioids consumed versus the placebo group, although this was not statistically significant (p=0.5897).

Cohorts 1 and 2. Cohorts 1 and 2 were prespecified to be pooled due to their small sample size. For Cohorts 1 and 2 (pooled), the mean reduction in pain on movement was approximately 20% and statistically significant (p=0.0111) for the POSIMIR group compared to the patient group treated with bupivacaine HCl. With respect to the median total morphine-equivalent opioid dose for supplemental analgesia during the period 0-72 hours post-dose for Cohorts 1 and 2 (pooled), the patient group treated with POSIMIR reported approximately 18% less opioids consumed compared to the bupivacaine HCl group, although this was not statistically significant (p=0.5455).

Integrated Summary of Efficacy

The seven controlled trials in the ISE can be separated into two different surgical types, soft tissue and orthopedic. The four soft tissue trials involved incisions or laparoscopic portals either in the abdomen or in the inguinal area for hernia repair. In these surgeries, the pain producing tissue was primarily soft tissue such as viscera, fascia, muscle, or skin. However, in the three orthopedic surgeries involving shoulder surgery, a major pain producing tissue is bone that has been resected during the procedure. Given that the responsiveness to treatment of these different surgical types may be different, a pooled analysis was conducted separately by tissue type.

In the soft tissue pooled analysis group comprised of 410 patients, 253 were treated with POSIMIR and 157 were treated with SABER-Placebo. The mean pain intensity was lower during the period 0-72 hours post-dose in the POSIMIR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0099). The median total morphine-equivalent dose during the period 0-72 hours post-dose was lower in the POSIMIR group than in the SABER-Placebo group, however the difference was not statistically significant.

In the orthopedic pooled analysis group comprised of 187 patients, 114 were treated with POSIMIR and 73 were treated with SABER-Placebo. The mean pain intensity during the period 0-72 hours post-dose was lower in the POSIMIR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0205). The median total morphine-equivalent dose during the period 0-72 hours post-dose was lower in the POSIMIR group than in the SABER-Placebo group and the difference was statistically significant (p=0.0025).

Current Status.    In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014 we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of approximately 306 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We are referring to this trial as PERSIST (Placebo Controlled Trial of SABER™-Bupivacaine for the Management of Postoperative Pain Following Laparoscopic Cholecystectomy). In a previous trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR demonstrated an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) against the active control bupivacaine HCl, using the same statistical methodology specified for the PERSIST trial. We began recruiting patients for this trial in November 2015 and expect that it will take approximately one year to complete enrollment. This clinical trial is designed to generate data necessary to support an NDA resubmission.

REMOXY (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 100 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, accounted for approximately $2.4 billion in worldwide sales in 2014.

Development Strategy.    REMOXY is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002.

REMOXY is formulated with our ORADUR technology and incorporates several abuse-deterrent properties with the convenience of twice-a-day dosing. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $7.2 million in the aggregate for REMOXY and other licensed ORADUR-based opioids. As of December 31, 2015, we had received $1.7 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on REMOXY and other licensed products, and a manufacturing profit on our supply of key excipients for use in REMOXY and other licensed products. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals (King), to which Pain Therapeutics had licensed development and commercialization rights, assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. We understand from the public disclosures of Pain Therapeutics that these studies have been completed and met their objectives. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect over 5 million (approximately 9%) of U.S. children ages 3-17, according to the U.S. Department of Health and Human Services. The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as a significant number of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are estimated to being treated by medication, with stimulants such as amphetamine or methylphenidate as first-line treatments. U.S. sales of ADHD treatments were approximately $9 billion in 2014. The 2010 National Survey on Drug Use & Health estimates that 1.1 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on our ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. We retain rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase 2 study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase 1 and Phase 2 clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of our commercial requirements in all territories other than the U.S. for ORADUR-ADHD. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has initiated a Phase 3 study in Taiwan and anticipates completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) under development is intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR should be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties established a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement.

Clinical Program.    In 2007, we reported positive results from a 60 patient Phase 2a clinical trial for ELADUR. In this study of patients suffering from PHN, ELADUR showed improved pain control versus placebo during the 3-day continuous treatment period. In addition, ELADUR appeared well tolerated overall, and patients treated with ELADUR and placebo exhibited similar safety profiles. After acquiring Alpharma, King altered the clinical and regulatory strategy for further development of this program to prioritize chronic low back pain. We reported top line data from a Phase 2 clinical trial conducted by King for ELADUR in April 2011. In this study of 263 patients suffering from chronic low back pain, the primary efficacy endpoint of demonstrating a positive treatment difference for the mean change in pain intensity scores from baseline to the mean of weeks 11 and 12 between ELADUR as compared to placebo was not met. Commencing in January 2014, Impax is now in charge of the future development program for ELADUR.

Relday

Market Opportunity.    Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday is being developed to address unmet clinical needs in this large patient population. An existing long-acting injectable risperidone product, which achieved global net sales of approximately $1.2 billion in 2014, requires twice monthly, intramuscular injections and drug reconstitution prior to use. We and Zogenix expect that, if approved, Relday will be the first once-monthly, subcutaneous antipsychotic product that may offer an improved pharmacokinetic profile, significant reduction in injection volume and a simplified dosing regimen. We and Zogenix also expect that, if approved, Relday will provide a new long-acting treatment option for patients that currently use daily oral antipsychotic products.

Development Strategy.    Under the development and license agreement entered into in July 2011 after working together since October 2007 under a feasibility agreement, Zogenix will be responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER controlled-release formulation technology. We will share non-clinical development responsibilities. In

January 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. In March 2015, Zogenix commenced a Phase 1b multi-dose parallel clinical trial, enrolling 60 subjects, for which Zogenix announced positive top line results in September 2015. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured.

Additional ORADUR-Opioid Products

Since 2006, we also worked with Pain Therapeutics on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase 1 clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY (oxycodone), hydromorphone and oxymorphone. In 2015, we conducted research and development activities on two of these programs under approved workplans with Pain Therapeutics.

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

DURECT Strategy

Our objective is to develop multiple pharmaceutical products that address significant unmet medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenomic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenomic Regulator Program. We believe that these new chemical entities may have utility for several metabolic diseases such as NAFLD and NASH, in acute organ injuries such as acute kidney injury, and in various orphan diseases. We believe that these product candidates may be of interest to larger pharmaceutical companies and that it may be possible to license the rights to certain products from this program while retaining the rights to other product candidates for either our own development and commercialization or for licensing at a later stage of development.

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

Minimize Product Development Risk.    Initially, we intend to minimize product development risk by using our drug delivery platform technologies to administer drugs for which medical data on efficacy and safety are available. This strategy reduces much of the development risk that is inherent in traditional pharmaceutical product discovery. We anticipate that we can expand the medical usefulness of existing well-characterized drugs in several ways:

●	expand uses or create new uses for existing drugs by delivering drugs continuously for convenient long dosing intervals;

●	create new uses for drugs which were previously considered to be too potent to be used safely by precisely controlling dosing;

●	deliver drugs by injection or transdermally to eliminate the first pass effect whereby the efficacy of the active agent is impacted by digestion and deactivation;

●	enhance drug performance by minimizing side effects; and

●	expand uses of drugs by delivering them to the target site.

Enable the Development of Pharmaceutical Systems Based on Biotechnology and Other New Compounds.    We believe there is a significant opportunity for pharmaceutical systems to add value to therapeutic medicine by administering biologics, such as proteins and peptides. We believe our technologies will improve the specificity, potency, convenience and cost-effectiveness of proteins, peptides, and other newly discovered drugs. Our systems can enable these compounds to be effectively administered, thus allowing them to become viable medicines. We can address the stability and storage needs of these compounds through our advanced formulation technology and package them in a suitable pharmaceutical system for optimum delivery. Through continuous administration, the SABER and CLOUD technology platforms may eliminate or reduce the need for multiple injections of these drugs. In addition, through precise placement of our proprietary biodegradable drug formulations, proteins can be delivered to specific tissues for extended periods of time, thus ensuring that large molecule agents are present at the desired site of action and minimizing the potential for adverse side effects elsewhere in the body.

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

In connection with the license agreement, Santen paid us an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2015), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2015). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including a material uncured breach. As of December 31, 2015, the cumulative aggregate payments received by us under this agreement were $2.4 million.

Impax Laboratories, Inc.    On January 3, 2014, we and Impax entered into the definitive Impax Agreement. Pursuant to the Impax Agreement, we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, our investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties will establish a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse us for certain future research and development we may be requested to conduct on the product.

In connection with the Impax Agreement, Impax paid us an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are commercialization-based milestones. Upon the first commercialization of ELADUR by Impax, we would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to us a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach. As of December 31, 2015, the cumulative aggregate payments received by us under this agreement were $2.1 million.

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix is responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We are responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2015), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2015). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. We retain the right to terminate the Zogenix Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the Zogenix Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the Zogenix Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the Zogenix Agreement with or without cause, at any time upon prior written notice. As of December 31, 2015, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $19.3 million.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including REMOXY) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY, hydromorphone and oxymorphone. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the two drug candidates currently in development, we are entitled to receive milestone payments of up to $7.2 million in the aggregate. As of December 31, 2015, we had received $1.7 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY and other licensed products which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2015, the cumulative aggregate payments received by us under this agreement were $45.6 million.

In addition, pursuant to a long term supply agreement that has now terminated, in 2015, 2014 and 2013, the Company recognized $96,000, $33,000 and $273,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was $51,000, zero and $165,000, respectively.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 15,000 scientific references that now exist.

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

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIMIR, REMOXY and other ORADUR-based drug candidates, pursuant to a supply agreement with Eastman Chemical Company. Our supply agreement with Eastman Chemical Company requires us to purchase a certain portion of our requirements for sucrose acetate isobutyrate from Eastman Chemical and obligates us to pay a fee per annum if our purchases do not meet specified sales targets. The agreement may be terminated by either party under certain circumstances, including any material uncured breach by, or the insolvency, liquidation or bankruptcy of, or similar proceedings involving, the other party. We believe that this agreement will provide a sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from the sale of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2015, Zogenix and Tolmar Inc. accounted for 26% and 11% of the Company’s total revenues, respectively. In 2014, Zogenix and Impax accounted for 23% and 11% of our total revenues, respectively. In 2013, Tolmar Inc. accounted for 15% of our total revenues.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in a qualified facility. We have entered into a manufacturing development agreement with a contract manufacturing organization for the manufacture of POSIMIR. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including POSIMIR, REMOXY, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for REMOXY at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents, Licenses and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of February 18, 2016, we held over 55 unexpired issued U.S. patents and over 375 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 75 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act (the Act) before our initial pharmaceutical systems may be marketed in the U.S. generally involves the following:

●	preclinical laboratory and animal tests;

●	submission of an Investigational New Drug (IND) application which must become effective before clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

●	FDA approval of a new drug application.

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

Human clinical trials are typically conducted in three sequential phases which may overlap:

●	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

●

Phase 2:    Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●

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

More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

Many of our drug candidates including REMOXY and our other ORADUR-based opioid drug candidates are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Employees

As of February 18, 2016 we had 106 employees, including 57 in research and development, 22 in manufacturing and 27 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 18, 2016 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	78	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	59	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	56	Chief Financial Officer
Judy R. Joice	59	Senior Vice President, Operations and Corporate Quality Assurance

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

Risks Related To Our Business

Regulatory approval of POSIMIR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of approximately 306 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 and expect that it will take approximately one year to complete enrollment. There can be no assurance that this clinical trial will be enrolled as quickly as expected or generate data necessary to support a successful NDA resubmission, or that it will be completed in a timely manner. There can also be no assurance that the results of this trial will be sufficient to support FDA approval. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

●	with respect to each new chemical entity, determining appropriate indications;

●	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

●	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

●	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

●	demonstrating the drug formulation will be stable for commercially reasonable time periods;

●	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication at an achievable dose; and

●	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including POSIMIR, REMOXY, DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of POSIMIR, REMOXY, DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for POSIMIR, REMOXY, DUR-928 or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

●

DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In January 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH), and we expect to obtain results from this study in the first half of 2016. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

●

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of approximately 306 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 and expect that it will take approximately one year to complete enrollment. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, and the data that we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

●

REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. We understand these studies have been completed and have met their objectives. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer, and that Pain Therapeutics expected to resubmit the NDA in the first quarter of 2016. There can be no assurance that Pain Therapeutics will successfully resubmit the NDA or that Pain Therapeutics will obtain a new commercialization partner.

●

ORADUR-ADHD—Since 2010, we and Orient Pharma conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 trial in Taiwan and anticipates completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

●

Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positioned Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In September 2015 Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

●

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

●

ORADUR-based opioids—In addition to REMOXY, Phase 1 clinical trials have been conducted for two other ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for another ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In May 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY (oxycodone), hydromorphone or oxymorphone. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of oxycodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIMIR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in the initial Phase 1 trials may not be confirmed in subsequent Phase 1 or other clinical trials. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIMIR raised concerns that insufficient safety data had been provided and FDA has indicated that an additional clinical trial for POSIMIR needs to be conducted. There can be no assurance that the additional clinical trial we are conducting for POSIMIR will be sufficient to obtain FDA approval, and any additional trials would entail added expense and further delay or preclude product approval, harming our business, prospects and financial condition.

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

More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paragigm for opioids.

Many of our drug candidates including REMOXY and other ORADUR-based opioid drug candidates are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of December 31, 2015, we had $2.9 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for at least the next 12 months. However, our actual capital requirements will depend on many factors, including:

●	regulatory actions with respect to our product candidates;

●	continued progress and cost of our research and development programs;

●	the continuation of our collaborative agreements that provide financial funding for our activities;

●	success in entering into collaboration agreements and meeting milestones under such agreements;

●	progress with preclinical studies and clinical trials;

●	the time and costs involved in obtaining regulatory clearance;

●	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

●	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical product candidates;

●	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our product candidates;

●	competing technological and market developments;

●	market acceptance of our product candidates;

●	costs for recruiting and retaining employees and consultants; and

●	unexpected legal, accounting and other costs and liabilities related to our business.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR, REMOXY and our other ORADUR-based drug candidates, Relday and ELADUR. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We had entered into a supply agreement with Hospira Worldwide, Inc. for clinical and commercial supplies of POSIMIR. This third party was our sole source for drug product required for development and commercialization of this drug candidate. Our agreement with Hospira terminated at the end of 2015 and we have entered into a manufacturing development agreement with a different contract manufacturing organization for future supply of POSIMIR. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical product candidates could materially harm our business in the future

Marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our product candidates, which in turn would materially harm our business, financial condition and results of operations:

●	failure to obtain or maintain requisite governmental approvals;

●	failure to obtain approvals for clinically intended uses of our pharmaceutical product candidates under development; or

●	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2015, had an accumulated deficit of approximately $405.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We and our third-party collaborators may not sell our product candidates effectively

We and our third-party collaborators compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts and those of our third-party collaborators may be unable to compete successfully against these other companies. We and our third-party collaborators, if relevant, may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We and our third-party collaborators, if relevant, may be unable to engage qualified distributors. Even if engaged, these distributors may:

●	fail to satisfy financial or contractual obligations to us;

●	fail to adequately market our product candidates;

●	cease operations with little or no notice to us;

●	offer, design, manufacture or promote competing product lines;

●	fail to maintain adequate inventory and thereby restrict use of our product candidates; or

●	build up inventory in excess of demand thereby limiting future purchases of our product candidates resulting in significant quarter-to-quarter variability in our sales.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, REMOXY, our other ORADUR-based drug candidates, Relday and ELADUR, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY, our other ORADUR-based drug candidates, Relday, ELADUR and certain other pharmaceutical product candidates we have under development, and Hospira was our sole supplier for clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

●	delays associated with redesigning a pharmaceutical product candidate due to a failure to obtain a single source component;

●	an inability to obtain an adequate supply of required components; and

●	reduced control over pricing, quality and delivery time.

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

As of February 18, 2016, we held over 55 unexpired issued U.S. patents and over 375 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 75 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY, are as follows:

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

In the U.S., REMOXY is covered by five patent families. Two patent families include granted patents expiring in at least 2025 and 2031, respectively. The patent family providing protection until at least 2025 includes ten granted patents. The other three patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2034, and 2034, respectively, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these five patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY is covered by four granted patents with two expiring in each of 2023 and 2026, respectively, plus any eligible patent term extensions.

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

●	cease selling, incorporating or using any of our pharmaceutical product candidates that incorporate the challenged intellectual property, which would adversely affect our revenue;

●	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

●	redesign our product candidates, which would be costly and time-consuming.

Technologies and businesses which we acquire or license may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention

We may acquire technologies, products or businesses to broaden the scope of our existing and planned product lines and technologies. Future acquisitions expose us to:

●	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

●	the risks associated with the assimilation of new technologies, operations, sites and personnel;

●	the diversion of resources from our existing business and technologies;

●	the inability to generate revenues to offset associated acquisition costs;

●	the requirement to maintain uniform standards, controls, and procedures; and

●	the impairment of relationships with employees and customers or third party collaborators as a result of any integration of new management personnel.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2015. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2015 and determined that goodwill was not impaired as of December 31, 2015. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2015, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenomic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Akarna Therapeutics and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

●

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

●

the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

●

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

●

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

●

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

●

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which is intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things:

●	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;

●	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

●	requires collection of rebates for drugs paid by Medicaid managed care organizations;

●

addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products;

●

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	mandates a further shift in the burden of Medicaid payments to the states.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, REMOXY and other ORADUR-based drug candidates, DUR-928, Relday and ELADUR. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

●	the receipt of regulatory clearance of marketing claims for the uses that we are developing;

●

the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including oral medication, transdermal drug delivery products such as drug patches, injectable therapeutics, or external or implantable drug delivery products; and

●	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

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

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq Global Market or if we were not in compliance, that our common stock would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, allowed us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. As of February 18, 2016, the Company had up to $37.6 million of common stock available for sale under the Controlled Equity Offering program and $122.6 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the agreements with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

●	failure of third-party collaborators to continue development of the respective product candidates they are developing;

●

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIMIR, REMOXY or our other ORADUR-based drug candidates, DUR-928, Relday, ELADUR or other product candidates;

●	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

●

adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

●	announcements of technological innovations, patents, product approvals or new products by our competitors;

●	regulatory, judicial and patent developments in the United States and foreign countries;

●	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

●	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

●	developments concerning our strategic alliances or acquisitions;

●	actual or anticipated variations in our operating results;

●	changes in recommendations by securities analysts or lack of analyst coverage;

●	deviations in our operating results from the estimates of analysts;

●	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;

●	potential failure to meet continuing listing standards from The NASDAQ Global Market;

●	loss or disruption of facilities due to natural disasters;

●	changes in accounting principles; or

●	loss of any of our key scientific or management personnel.

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

●	the election of directors;

●	the amendment of charter documents;

●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

●	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	providing for a classified board of directors with staggered terms;

●	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

●	eliminating the ability of stockholders to call special meetings of stockholders;

●	prohibiting stockholder action by written consent; and

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2019 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2019 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2018

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with an option to terminate after August 2017 and with two options to renew the lease term for an additional five years each after the current lease expires)

We believe that our existing facilities are adequate to meet our current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “DRRX” since our initial public offering on September 28, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

	Common Stock Price
Year ended December 31, 2014	Low	High
First Quarter	$1.30	$2.69
Second Quarter	1.26	1.89
Third Quarter	1.42	1.85
Fourth Quarter	0.68	1.48

Year ended December 31, 2015	Low	High
First Quarter	$0.74	$2.05
Second Quarter	1.80	3.42
Third Quarter	1.74	2.87
Fourth Quarter	1.79	2.70

The closing sale price of our common stock as reported on the NASDAQ Global Market on February 18, 2016 was $1.17 per share. As of that date there were approximately 109 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2010. The graph assumes that $100 was invested on December 31, 2010. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/10 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
DURECT CORPORATION	100.00	34.20	26.67	50.14	22.90	64.06
NASDAQ STOCK MARKET (U.S.)	100.00	98.20	113.82	157.44	178.53	188.75
NASDAQ BIOTECHNOLOGY	100.00	111.81	147.48	244.24	327.52	364.93

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data at December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data at December 31, 2013, 2012 and 2011 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$7,832	$8,256	$3,590	$42,494	$22,360
Product revenue, net	11,292	11,145	11,736	10,576	11,127

Total revenue	19,124	19,401	15,326	53,070	33,487

Operating expenses:
Cost of revenue	3,905	5,686	4,837	4,654	4,713
Research and development	24,317	22,429	18,945	20,265	34,053
Selling, general and administrative	11,566	12,284	12,706	12,095	13,574

Total operating expenses	39,788	40,399	36,488	37,014	52,340

Income (loss) from operations	(20,664)	(20,998)	(21,162)	16,056	(18,853)
Other income (expense):
Interest and other income (expenses)	237	39	(284)	151	93
Interest expense	(2,236)	(1,151)	(6)	(7)	(5)

Net other income (expense)	(1,999)	(1,112)	(290)	144	88

Net income (loss)	$(22,663)	$(22,110)	$(21,452))	$16,200	$(18,765)

Basic net income (loss) per share	$(0.19)	$(0.20)	$(0.21)	$0.18	$(0.21)
Diluted net income (loss) per share	$(0.19)	$(0.20)	$(0.21)	$0.18	$(0.21)
Shares used in computing basic net income (loss) per share	118,523	111,666	103,078	88,433	87,410
Shares used in computing diluted net income (loss) per share	118,523	111,666	103,078	88,589	87,410

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$29,290	$34,850	$24,391	$28,932	$30,829
Working capital	30,874	32,526	21,143	29,428	22,410
Total assets	46,772	50,084	40,820	45,935	49,196
Long-term debt, net	19,684	19,824	—	—	—
Other long-term liabilities	2,489	2,035	1,618	1,197	738
Stockholders’ equity	14,883	18,515	30,721	36,331	3,477

(1)	The 2012 figure includes the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received under terminated collaboration agreements with Nycomed, Pfizer and Hospira.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, 2014 and 2013 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

●	potential regulatory filings for or approval of POSIMIR, REMOXY or any of our other product candidates;

●	the progress of our third-party collaborations, including estimated milestones;

●	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

●	the potential benefits and uses of our products;

●

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

●	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

●	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

●	market opportunities for products in our product pipeline;

●	the progress and results of our research and development programs;

●	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

●	the results and timing of clinical trials, including for POSIMIR, REMOXY or DUR-928, and the possible commencement of future clinical trials;

●	conditions for obtaining regulatory approval of our product candidates;

●	submission and timing of applications for regulatory approval;

●	the impact of FDA, DEA, EMEA and other government regulation on our business;

●	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

●	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

●	products and companies that will compete with the products we license to third-party collaborators;

●	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

●	the possibility that we may develop additional manufacturing capabilities;

●	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

●

our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

●

sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

●	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

●	the composition of future revenues; and

●	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenomic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

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

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last several years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Pfizer (King), Zogenix, Impax, Santen and others.

Product Revenues

We have historically generated product revenue from the sale of three product lines:

●	ALZET® osmotic pumps for animal research use;

●	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

●	certain key excipients that are included in REMOXY and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2015, we had an accumulated deficit of $405.6 million. Our net losses were $22.7 million, $22.1 million and $21.5 million for the years ended December 31, 2015, 2014, and 2013 respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2016 compared to 2015. We expect selling, general and administrative expenses to remain approximately comparable in 2016 to 2015. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Inventories and Purchase Commitments

Our inventories include excipients that are used in the manufacture of REMOXY, POSIMIR and other development programs. These inventories are capitalized based on management’s judgment of probable sale or use in other development programs prior to their expiration date. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. In October 2014, Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY and return its rights to Pain Therapeutics. As a result of the change in the forecasted demand of the inventory from Pfizer, we were required to write-down certain lots of inventory which were no longer considered to be probable for use prior to expiration. In addition, we recorded a liability related to a minimum purchase agreement that we have in place for the excipients. In the year ended December 31, 2014, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of December 31, 2015, the remaining carrying value of the excipients in our inventory was $1.1 million. In addition, we have remaining unrecorded future purchase commitments totaling $1.5 million through 2018. In the event that we determine that we will not utilize all of these materials, there could be additional write-offs related to this inventory and an additional reserve for future purchase commitments.

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

Goodwill is periodically assessed for impairment. Goodwill is evaluated for impairment at the reporting unit level. The Company operates in one operating segment and one reporting unit, which is the research, development and manufacturing of pharmaceutical products. We assess the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	significant decline in our stock price for a sustained period;

●	our market capitalization relative to net book value;

●	new information affecting the commercial value of the asset;

●	significant underperformance relative to expected historical or projected future operating results;

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

●	significant negative industry or economic trends.

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2015, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2015. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2015, 2014 and 2013

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$4,898	$4,431	$918
Pain Therapeutics, Inc. (Pain Therapeutics)	1,385	1,359	750
Santen Pharmaceutical Co. Ltd. (Santen) (2)	824	16	—
Impax Laboratories, Inc. (Impax) (3)	—	2,106	—
Pfizer Inc. (Pfizer)	—	118	42
Others	725	226	1,880

Total collaborative research and development and other revenue	$7,832	$8,256	$3,590

(1)	Amounts related to ratable recognition of upfront fees were $255,000 in 2015 and 2014, and $241,000 in 2013.

(2)	Amounts related to ratable recognition of upfront fees were $274,000 in 2015, $15,000 in 2014, and zero in 2013, respectively; we and Santen signed a license agreement effective December 11, 2014.

(3)	Amounts related to recognition of upfront fees were zero in 2015, $2.0 million in 2014 and zero in 2013, respectively; we and Impax signed a license agreement effective January 3, 2014.

We recorded $7.8 million, $8.3 million and $3.6 million of collaborative research and development revenue in 2015, 2014 and 2013, respectively.

The decrease in collaborative research and development revenue in 2015 compared with 2014 was primarily due to lower revenue recognized from our agreements with Impax and Pfizer, offset by higher collaborative research and development revenue recognized in connection with Santen, Zogenix and Pain Therapeutics as our role in the development activities for the Santen ophthalmic program, Relday and certain ORADUR-based opioid products including REMOXY increased in 2015, as well as higher revenue recognized from our feasibility agreements with other companies.

The increase in collaborative research and development revenue in 2014 compared with 2013 was primarily due to higher revenue recognized from our agreements with Zogenix and Pain Therapeutics as our role in the development activities for Relday and certain ORADUR-based opioid products including REMOXY increased in 2014, as well as higher revenue recognized from our agreement with Pfizer, partially offset by lower collaborative research and development revenue recognized in connection with our feasibility agreements with other companies. The increase was also due to revenue recognized from our agreement with Impax in January 2014 and from our agreement with Santen in December 2014.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Santen. At December 31, 2015, $289,000 of the $2.0 million upfront fee had been recognized as revenue.

We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. At December 31, 2015, $1.2 million of the $2.25 million upfront fee had been recognized as revenue.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and a currently marketed animal health product. Net product revenues were $11.3 million, $11.1 million and $11.7 million in 2015, 2014 and 2013, respectively.

The increase in product revenue in 2015 was primarily attributable to higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY and another product, offset by lower product revenue from our ALZET mini pump product line as a result of lower units sold partially offset by higher prices compared to 2014.

The decrease in product revenue in 2014 was primarily attributable to lower product revenue from our LACTEL polymer product line as a result of lower units sold, lower product revenue from the sale of our ALZET mini pump product line as a result of lower units sold partially offset by higher prices, and lower product revenue from the sale of certain excipients included in REMOXY and another product as a result of lower units sold compared to 2013.

Revenues in 2015, 2014 and 2013 included $96,000, $33,000 and $273,000 in product revenue related to the shipments of excipients included in REMOXY and a currently marketed animal health product.

Cost of product revenues

Cost of product revenues was $3.9 million, $5.7 million and $4.8 million in 2015, 2014 and 2013, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in REMOXY and another product.

The decrease in the cost of product revenue in 2015 was primarily the result of charges in 2014 of $1.6 million associated with certain excipients included in REMOXY in light of Pfizer’s decision in the third quarter of 2014 to return to Pain Therapeutics all rights to develop and commercialize REMOXY. Excluding these charges recorded in 2014, cost of product revenues decreased primarily due to lower cost of goods sold from our ALZET product line arising from fewer units sold and lower cost of manufacturing for products sold from our LACTEL product line in 2015 compared to 2014.

The increase in the cost of product revenue in 2014 was primarily the result of charges of $1.6 million associated with certain excipients included in REMOXY in the third quarter of 2014, partially offset by lower cost of goods sold from our LACTEL and ALZET mini pump product lines and related to the sale of certain excipients arising from lower units sold in 2014 compared to 2013.

Stock-based compensation expense related to cost of product revenues was $108,000, $149,000 and $170,000 in 2015, 2014 and 2013, respectively.

As of December 31, 2015, 2014 and 2013, we had 22, 22 and 21 manufacturing employees, respectively. As of February 18, 2016, we had 22 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $24.3 million, $22.4 million and $18.9 million in 2015, 2014 and 2013, respectively. Stock-based compensation expense recognized related to research and development personnel was $1.4 million, $1.7 million and $2.0 million in 2015, 2014 and 2013, respectively.

Research and development expenses increased by $1.9 million in 2015 compared to 2014. The increase in 2015 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, Relday, REMOXY and the Santen ophthalmic program, partially offset by lower research and development costs associated with depot injectable programs, ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY, ELADUR, ORADUR-ADHD and other research programs as more fully discussed below.

Research and development expenses increased by $3.5 million in 2014 compared to 2013. The increase in 2014 was primarily attributable to higher development costs associated with Relday, DUR-928, ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY, ELADUR, REMOXY and other research programs, partially offset by lower research and development costs associated with POSIMIR, depot injectable programs, ORADUR-ADHD and the Santen ophthalmic program as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
DUR-928	$8,276	$5,810	$3,151
POSIMIR (1)	7,220	6,360	8,991
Relday (1)	4,379	4,125	738
Depot Injectable Programs	1,654	2,171	3,796
ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY (1)	131	1,490	255
ELADUR (1)	125	591	211
ORADUR-ADHD	204	436	692
REMOXY (1)	872	302	206
Santen ophthalmic program (1)	597	83	152
Others	859	1,061	753

Total research and development expenses	$24,317	$22,429	$18,945

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix, Impax and Santen.

DUR-928

Our research and development expenses for DUR-928 increased to $8.3 million in 2015 from $5.8 million in 2014, primarily due to higher employee-related costs, clinical trial expenses, as well as higher contract research and manufacturing expenses incurred for this drug candidate.

Our research and development expenses for DUR-928 increased to $5.8 million in 2014 from $3.2 million in 2013, primarily due to higher employee-related costs and higher contract manufacturing expenses, clinical trial expenses and non-clinical related expenses incurred for this drug candidate.

POSIMIR

Our research and development expenses for POSIMIR increased to $7.2 million in 2015 from $6.4 million in 2014, primarily due to higher employee-related costs, clinical trial expenses and contract manufacturing related expenses for POSIMIR, partially offset by lower outside consulting expenses for POSIMIR.

Our research and development expenses for POSIMIR decreased to $6.4 million in 2014 from $9.0 million in 2013, primarily due to lower employee-related costs for POSIMIR in 2014 as we incurred higher costs associated with preparing the NDA in 2013, partially offset by higher external costs related to medical affairs for POSIMIR in 2014.

Relday

Our research and development expenses for Relday increased to $4.4 million in 2015 from $4.1 million in 2014 primarily due to increased development and technical transfer activities and higher employee-related costs incurred for this drug candidate.

Our research and development expenses for Relday increased to $4.1 million in 2014 from $738,000 in 2013 primarily due to increased development activities and higher costs related to non-clinical studies associated with Relday.

Depot Injectable programs

Our research and development expenses for depot injectable programs decreased to $1.7 million in 2015 from $2.2 million in 2014 primarily due to lower employee-related costs and lower costs related to research supplies.

Our research and development expenses for depot injectable programs decreased to $2.2 million in 2014 from $3.8 million in 2013 primarily due to lower employee-related costs.

ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY

Our research and development expenses for ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY decreased to $131,000 in 2015 from $1.5 million in 2014, primarily due to lower employee-related costs as well as lower outside expenses.

Our research and development expenses for ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY increased to $1.5 million in 2014 from $255,000 in 2013, primarily due to higher employee-related costs as well as increased external costs.

ELADUR

Our research and development expenses for ELADUR decreased to $125,000 in 2015 from $591,000 in 2014, due to lower employee-related costs.

Our research and development expenses for ELADUR increased to $591,000 in 2014 from $211,000 in 2013, primarily due to higher employee-related costs.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $204,000 in 2015 from $436,000 in 2014, primarily due to lower employee-related costs.

Our research and development expenses for ORADUR-ADHD decreased to $436,000 in 2014 from $692,000 in 2013, primarily due to lower employee-related costs.

REMOXY

Our research and development expenses for REMOXY increased to $872,000 in 2015 from $302,000 in 2014, primarily due to higher employee-related costs for REMOXY.

Our research and development expenses for REMOXY increased to $302,000 in 2014 from $206,000 in 2013, primarily due to higher employee-related costs, as well as increased external costs.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program increased to $597,000 in 2015 from $83,000 in 2014, primarily due to higher employee-related costs as a result of increased formulation development activities

Our research and development expenses for the Santen ophthalmic program decreased to $83,000 in 2014 from $152,000 in 2013, primarily due to decreased formulation activities.

Other DURECT Research Programs

Our research and development expenses for all other research activities decreased to $859,000 in 2015 from $1.1 million in 2014, primarily due to lower employee-related costs.

Our research and development expenses for all other research activities decreased to $1.1 million in 2014 from $753,000 million in 2013, primarily due to lower employee-related costs.

As of December 31, 2015, 2014 and 2013, we had 57, 54 and 54 research and development employees. As of February 18, 2016, we had 57 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to increase in 2016 compared to 2015.

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

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $11.6 million, $12.3 million and $12.7 million in 2015, 2014 and 2013, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.2 million, $1.2 million and $1.3 million in 2015, 2014 and 2013, respectively.

Selling, general and administrative expenses decreased by $718,000 in 2015 compared to 2014, primarily due to lower employee related costs and patent related expenses. Selling, general and administrative expenses decreased by $422,000 in 2014 compared to 2013, primarily due to lower compensation related costs and marketing related expenses.

As of December 31, 2015, 2014 and 2013, we had 26, 25 and 26 selling, general and administrative personnel, respectively. As of February 18, 2016, we had 27 selling, general and administrative employees, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses to remain approximately comparable in 2016 to 2015.

Other Income (Expense).    Interest and other income (expense) was $237,000, $39,000 and ($284,000) in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, interest and other income (expense) included income tax benefit of $8,000, income tax expense of $85,000 and $320,000 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Interest expense was $2.2 million, $1.2 million and $6,000 in 2015, 2014 and 2013, respectively. The increase in interest expense in 2015 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement recorded for a full year in 2015. The increase in interest expense in 2014 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2014.

Income taxes.    As of December 31, 2015, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $295.6 million, which expire in the years 2019 through 2035, and federal research and development tax credits of approximately $9.9 million, which expire at various dates beginning in 2018 through 2035, if not utilized. As of December 31, 2015, we had NOL carryforwards for state income tax purposes of approximately $211.3 million, which expire in the years 2016 through 2035, and state research and development tax credits of approximately $10.8 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2015 and 2014, we had net deferred tax assets of $138.1 million and $130.9 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2015 and 2014. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012 and November 2013, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million shares and approximately 8.2 million shares, respectively, of our common stock pursuant to an effective registration statement. In 2014, 2015 and the first quarter of 2016, we issued approximately 2.9 million, 7.1 million and 227,000 shares, respectively, of our common stock in the open market through a Controlled Equity Offering sales agreement with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2015 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $29.3 million and $34.9 million at December 31, 2015 and 2014, respectively. This includes $250,000 and $350,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2015 and 2014, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in Alabama and California. The letter of credit for our leased facility in Alabama will expire in July 2021 and the letter of credit for our leased facility in California will expire in February 2019.

We used $20.6 million, $14.2 million and $15.4 million cash in operating activities in the years ended December 31, 2015, 2014, and 2013, respectively. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) in part due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The increase in cash used in operations in 2015 compared with 2014 was primarily attributable to increases in prepaid expenses, inventories and accounts receivable, partially offset by increases in accounts payable and contract research liabilities. The decrease in cash used in operations in 2014 compared with 2013 was primarily attributable to the decrease in accounts payable, offset by the increase in contract research liability.

We received $6.3 million and $1.1 million of cash in investing activities in the years ended December 31, 2015 and 2013, respectively, and used $15.7 million of cash in investing activities in the year ended December 31, 2014. The increase in cash provided by investing activities in 2015 was primarily due to an increase in net maturities of available-for-sale securities. The increase in cash used in investing activities in 2014 was primarily due to an increase in net purchases of available-for-sale securities. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The actual amount and timing of capital expenditures will depend, among other things, on the success of clinical trials for our product candidates, our research and development activities and general equipment replacements.

We generated $15.2 million, $24.8 million and $11.0 million of cash from financing activities in the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash provided by financing activities in

2015 was primarily a result of $19.8 million received from a term loan in 2014, partially offset by higher proceeds from the issuances of common stock from open market sales, and proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan. The increase in cash received from financing activities in 2014 was primarily a result of proceeds received from the term loan, partially offset by lower proceeds from the issuances of common stock from open market sales, and proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan.

In November 2013, we completed an underwritten public offering in which we sold an aggregate of 8,214,287 shares of our common stock pursuant to an effective registration statement at a price to the public of $1.40 per share. We received net proceeds of approximately $10.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

In December 2013, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, in December 2013, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. We also entered into a second Controlled Equity Offering sales agreement with Cantor Fitzgerald on November 3, 2015, under which we may sell, up to $40 million of common stock through Cantor Fitzgerald, acting as agent, subject to certain limitations, pursuant to a new shelf registration statement on Form S-3 that we filed with the SEC on November 3, 2015, which was declared effective by the SEC on November 25, 2015 (at which time the prior registration statement terminated). During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of our common stock in the open market through the December 2013 agreements with Cantor Fitzgerald at a weighted average price of $1.65 per share. In 2015, we raised net proceeds (net of commissions) of approximately $14.3 million from the sale of 7,066.607 shares of our common stock in the open market through the agreements with Cantor Fitzgerald at a weighted average price of $2.09 per share. During the first quarter of 2016, we raised net proceeds (net of commissions) of approximately $494,000 from the sale of 226,698 shares of our common stock in the open market through the November 2015 agreement with Cantor Fitzgerald at a weighted average price of $2.25 per share. As of February 18, 2016, the Company had up to $37.6 million of common stock available for sale under the Controlled Equity Offering program and $122.6 million of common stock available for sale under the new shelf registration statement. Any additional sales in the public market of our common stock, under the November 2015 agreement with Cantor Fitzgerald or otherwise under the November 2015 shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Contractual Obligations	2016	2017	2018	2019	2020	2021 and thereafter	Total
Capital lease (1)	$22	$15	$15	$7	$4	$—	$63
Term loan (1)	1,590	8,848	8,848	6,423	—	—	25,709
Purchase commitments (2)	500	500	500	—	—	—	1,500
Operating lease obligations	1,970	2,000	1,948	539	324	194	6,975

Total contractual cash obligations	$4,082	$11,363	$11,311	$6,969	$328	$194	$34,247

(1)	Includes principal and interest payments.

(2)	We accrued $500,000 as a loss on a purchase obligation and recorded this amount as a charge in cost of goods sold in the statement of operations and comprehensive income (loss) for the year ended December 31, 2014.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical systems currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

●	the public equity markets;

●	private equity financings;

●	collaborative arrangements; and/or

●	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term, will earn milestone revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities and corporate bonds. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2015, approximately 98% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 1% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2015 by year of maturity (dollars in thousands):

	2016	2017	Total
Cash equivalents:
Fixed rate	$200	$—	$200
Average fixed rate	0.36%	—	0.36%
Variable rate	$81	$—	$81
Average variable rate	0.01%	—	0.01%
Short-term investments:
Fixed rate	$25,457	$—	$25,457
Average fixed rate	0.39%	—	0.39%
Long-term investments:
Fixed rate	$—	$—	$—
Average fixed rate	—	—	—
Restricted investments:
Fixed rate	$250	$—	$250
Average fixed rate	0.10%	—	0.10%

Total investment securities	$25,988	$—	$25,988

Average rate	0.38%	—	0.38%

As of December 31, 2015, the fair value of our term loan was estimated to be $19.7 million. The term loan repayment schedule, as amended, provides for interest only payments for the first 30 months after the June 26, 2014 closing date, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2017 and continuing through the maturity date of July 1, 2019. The term loan bears a fixed rate of 7.95% and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2016

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014

A S S E T S
Current assets:
Cash and cash equivalents	$3,583	$2,680
Short-term investments	25,457	30,016
Accounts receivable (net of allowances of $161 at December 31, 2015 and $211 at December 31, 2014)	2,222	2,122
Inventories	3,917	3,642
Prepaid expenses and other current assets	3,142	1,034

Total current assets	38,321	39,494
Property and equipment, net	1,566	1,749
Goodwill	6,399	6,399
Long-term investments	—	1,804
Long-term restricted investments	250	350
Other long-term assets	236	288

Total assets	$46,772	$50,084

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,286	$1,021
Accrued liabilities	4,970	5,051
Contract research liabilities	575	358
Deferred revenue, current portion	616	538

Total current liabilities	7,447	6,968
Deferred revenue, non-current portion	2,269	2,742
Long-term debt, net	19,684	19,824
Other long-term liabilities	2,489	2,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000 shares authorized; 121,839 and 113,733 shares issued and outstanding at December 31, 2015 and 2014, respectively	12	11
Additional paid-in capital	420,453	401,322
Accumulated other comprehensive income (loss)	(14)	87
Accumulated deficit	(405,568)	(382,905)

Stockholders’ equity	14,883	18,515

Total liabilities and stockholders’ equity	$46,772	$50,084

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Collaborative research and development and other revenue	$7,832	$8,256	$3,590
Product revenue, net	11,292	11,145	11,736

Total revenues	19,124	19,401	15,326

Operating expenses:
Cost of product revenues	3,905	5,686	4,837
Research and development	24,317	22,429	18,945
Selling, general and administrative	11,566	12,284	12,706

Total operating expenses	39,788	40,399	36,488

Loss from operations	(20,664)	(20,998)	(21,162)
Other income (expense):
Interest and other income (expenses)	237	39	(284)
Interest expense	(2,236)	(1,151)	(6)

Net other income (expense)	(1,999)	(1,112)	(290)

Net loss	(22,663)	(22,110)	(21,452)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(101)	86	(5)

Total comprehensive loss	$(22,764)	$(22,024)	$(21,457)

Net loss per share
Basic	$(0.19)	$(0.20)	$(0.21)

Diluted	$(0.19)	$(0.20)	$(0.21)

Weighted-average shares used in computing net loss per share
Basic	118,523	111,666	103,078

Diluted	118,523	111,666	103,078

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	101,880	10	375,658	6	(339,343)	36,331
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	315	—	315	—	—	315
Issuance of common stock upon equity financing, net of issuance costs of $825	8,214	1	10,674	—	—	10,675
Stock-based compensation expense from stock options and ESPP shares	—	—	4,857	—	—	4,857
Net loss	—	—	—	—	(21,452)	(21,452)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(5)	—	(5)

Balance at December 31, 2013	110,409	11	391,504	1	(360,795)	30,721
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	416	—	399	—	—	399
Issuance of common stock upon equity financings, net of issuance costs of $192	2,908	—	4,618	—	—	4,618
Stock-based compensation expense from stock options and ESPP shares	—	—	4,801	—	—	4,801
Net loss	—	—	—	—	(22,110)	(22,110)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	86	—	86

Balance at December 31, 2014	113,733	$11	$401,322	$87	$(382,905)	$18,515
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,039	—	1,175	—	—	1,175
Issuance of common stock upon equity financings, net of issuance costs of $491	7,067	1	14,289	—	—	14,290
Stock-based compensation expense from stock options and ESPP shares	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(22,663)	(22,663)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(101)	—	(101)

Balance at December 31, 2015	121,839	$12	$420,453	$(14)	$(405,568)	$14,883

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(22,663)	$(22,110)	$(21,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425	601	558
Stock-based compensation	2,660	3,080	3,426
Inventory write-off	303	1,227	574
Amortization of debt issuance cost	100	38	—
Realized gain from sale of marketable equity security, net of tax	(117)	—	—
Changes in assets and liabilities:
Accounts receivable	(100)	227	(183)
Inventories	(579)	(1,369)	(681)
Prepaid expenses and other assets	(2,056)	854	370
Accounts payable	265	285	(1,049)
Accrued liabilities	1,385	1,200	3,734
Contract research liability	217	29	(154)
Deferred revenue	(395)	1,729	(591)

Total adjustments	2,108	7,901	6,004

Net cash used in operating activities	(20,555)	(14,209)	(15,448)
Cash flows from investing activities
Purchases of property and equipment	(225)	(204)	(69)
Purchases of available-for-sale securities	(34,318)	(31,823)	(20,403)
Proceeds from maturities of available-for-sale securities	40,619	16,294	21,580
Proceeds from sales of short-term investment	178	—	—

Net cash provided by (used in) investing activities	6,254	(15,733)	1,108
Cash flows from financing activities
Payments on equipment financing obligations	(21)	(17)	(9)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	1,175	399	315
Net proceeds from issuances of common stock in connection with equity financings	14,290	4,618	10,675
Payment of additional issuance cost for long-term debt	(240)	—	—
Net proceeds from issuance of long-term debt	—	19,786	—

Net cash provided by financing activities	15,204	24,786	10,981

Net increase (decrease) in cash and cash equivalents	903	(5,156)	(3,359)
Cash and cash equivalents at beginning of year	2,680	7,836	11,195

Cash and cash equivalents at end of year	$3,583	$2,680	$7,836

Supplemental disclosure of cash flow information
Cash paid for interest	$1,595	$691	$6

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company developing therapies based on its proprietary drug formulations and delivery platform technologies and its expertise in drug development. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain other expense balances on the statements of operations and comprehensive income (loss) have been reclassified to conform to the current period presentation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period and related disclosures. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific identification method.

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY and another product. In 2015, revenue from the ALZET product line and the LACTEL product line accounted for 36% and 22% of total revenue, respectively. In 2014, revenue from the ALZET product line and the LACTEL product line accounted for 37% and 19% of total revenue, respectively. In 2013, revenue from the ALZET product line and the LACTEL product line accounted for 48% and 26% of total revenue, respectively.

In 2015, Zogenix and Tolmar accounted for 26% and 11% of the Company’s total revenues. In 2014, Zogenix and Impax accounted for 23% and 11% of the Company’s total revenues. In 2013, Tolmar accounted for 15% of the Company’s total revenues.

Total revenue by geographic region for the years 2015, 2014 and 2013 are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$14,289	$15,532	$11,087
Japan	1,897	898	1,104
Europe	1,817	1,986	2,089
Other	1,121	985	1,046

Total	$19,124	$19,401	$15,326

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of December 31, 2015, the remaining carrying value of the excipients in the Company’s inventory was $1.1 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.5 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$1,168	$1,242
Work in-process	1,412	1,120
Finished goods	1,337	1,280

Total inventories	$3,917	$3,642

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2015, there have been no material impairment losses.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of December 31, 2015, 2014 and 2013 is entirely comprised of unrealized gains or losses on available-for-sale securities.

Segment Reporting

The Company operates in one operating segment, which is the research, development and manufacturing of pharmaceutical products.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options and warrants to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options and warrants. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerators:
Net loss	$(22,663)	$(22,110)	$(21,452)
Denominators:
Weighted average shares used to compute basic net loss per share	118,523	111,666	103,078
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—

Dilutive common shares	—	—	—

Weighted average shares used to compute basic net loss per share	118,523	111,666	103,078

Net loss per share:
Basic	$(0.19)	$(0.20)	$(0.21)

Diluted	$(0.19)	$(0.20)	$(0.21)

The computation of diluted net loss per share for the years ended December 31, 2015, 2014 and 2013 excludes the impact of options to purchase 16.5 million, 20.0 million and 19.6 million shares of common stock outstanding, respectively, at December 31, 2015, 2014 and 2013, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Operating Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent expense on the statements of operations and comprehensive loss.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17(ASU 2015-17), Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). The Company has elected to early adopt ASU 2015-17, on a prospective basis, for the year ended December 31, 2015. Prior periods were not retrospectively adjusted. There is no impact to the balance sheet amounts as a result of early adoption.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Collaborator
Zogenix, Inc. (Zogenix) (1)	$4,898	$4,431	$918
Pain Therapeutics, Inc. (Pain Therapeutics)	1,385	1,359	750
Santen Pharmaceutical Co. Ltd. (Santen) (2)	824	16	—
Impax Laboratories, Inc. (Impax) (3)	—	2,106	—
Pfizer Inc. (Pfizer)	—	118	42
Others	725	226	1,880

Total collaborative research and development and other revenue	$7,832	$8,256	$3,590

(1)	Amounts related to ratable recognition of upfront fees were $255,000 in 2015 and 2014, and $241,000 in 2013.

(2)	Amounts related to ratable recognition of upfront fees were $274,000 in 2015, $15,000 in 2014, and zero in 2013, respectively; the Company and Santen signed a license agreement effective December 11, 2014.

(3)	Amounts related to recognition of upfront fees were zero in 2015, $2.0 million in 2014 and zero in 2013, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

As of February 18, 2016, the Company had potential milestones of up to $245.5 million that the Company may receive in the future under its collaborative arrangements, of which $77.5 million are development-based milestones and $168.0 million are sales-based milestones. Within the category of development-based milestones, $5.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $12.5 million are related to late stage clinical testing (defined as Phase 3 activities), $20.5 million are related to regulatory filings, and $39.5 million are related to regulatory approvals. No payments were received between December 31, 2015 and February 18, 2016.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $1.4 million in 2015, $1.4 million in 2014, and $750,000 in 2013. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of December 31, 2015 were $38.5 million under this agreement.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. There are no sales-based milestones under the agreement. As of December 31, 2015, the Company had received $1.7 million in cumulative milestone payments.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero, $118,000 and $42,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $740,000, zero and zero for the years ended December 31, 2015, 2014 and 2013, respectively. Prior to March 2009 and after November 2014, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreement with Pain Therapeutics. The cumulative aggregate payments received by the Company from Pfizer as of December 31, 2015 were $7.1 million under this agreement.

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

In 2015, 2014 and 2013, the Company recognized $96,000, $33,000 and $273,000 of product revenue, respectively, related to key excipients for REMOXY and the associated cost of goods sold was $51,000, zero and $165,000, respectively.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2015), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2015). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2015 were $19.3 million under these agreements.

	Year Ended December 31,
	2015	2014	2013
Ratable recognition of upfront payment	$255	$255	$241
Research and development expenses reimbursable by Zogenix	4,643	4,176	677

Total collaborative research and development revenue	$4,898	$4,431	$918

Agreement with Impax Laboratories, Inc.

On January 3, 2014, the Company and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Impax Agreement, the Company granted Impax an exclusive worldwide

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

license to the Company’s proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, the Company’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties established a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse the Company for certain future research and development it may be requested to conduct on the product.

In connection with the Impax Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of December 31, 2015). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2015 were $2.1 million under the agreement.

	Year Ended December 31,
	2015	2014	2013
Ratable recognition of upfront payment	$—	$2,000	$—
Research and development expenses reimbursable by Impax	—	106	—

Total collaborative research and development revenue	$—	$2,106	$—

Agreement with Santen Pharmaceutical Co., Ltd.

On December 11, 2014, the Company and Santen Pharmaceutical Co., Ltd. (Santen) entered into a definitive agreement (the Santen Agreement). Pursuant to the Santen Agreement, the Company granted Santen an exclusive worldwide license to the Company’s proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing the Company’s SABER technology to deliver an ophthalmology drug. Santen controls and funds the development and commercialization program, and the parties established a joint management committee to oversee, review and coordinate the development activities of the parties under the Santen Agreement.

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2015). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of December 31, 2015, the cumulative aggregate payments received by the Company under this agreement were $2.4 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Year Ended December 31,
	2015	2014	2013
Ratable recognition of upfront payment	$274	$15	$—
Research and development expenses reimbursable by Santen	550	1	—

Total collaborative research and development revenue	$824	$16	$—

3.    Intangible Assets and Goodwill

Intangible assets recorded in connection with the Company’s acquisitions consist of developed technology, patents and certain other intangible assets.

The intangible assets were being amortized on a straight-line basis over estimated useful lives ranging from four to seven years. The net amount of intangible assets at December 31, 2015 and 2014 was zero.

Goodwill totaled $6.4 million at December 31, 2015. The Company evaluates goodwill for impairment at least annually. In 2015, 2014 and 2013 goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

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

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$81	$—	$—	$81
Certificates of deposit	—	250	—	250
Commercial paper	—	898	—	898
Corporate debt	—	5,211	—	5,211
U.S. Government agencies	—	19,548	—	19,548

Total	$81	$25,907	$—	$25,988

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

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2015 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$81	$—	$—	$81
Certificates of deposit	250	—	—	250
Commercial paper	898	—	—	898
Corporate debt	5,215	1	(5)	5,211
U.S. Government agencies	19,558	1	(11)	19,548

	$26,002	$2	$(16)	$25,988

Reported as:
Cash and cash equivalents	$281	$—	$—	$281
Short-term investments	25,471	2	(16)	25,457
Long-term restricted investments	250	—	—	250

	$26,002	$2	$(16)	$25,988

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$1,558	$—	$—	$1,558
Certificates of deposit	350	—	—	350
Marketable equity security	—	155	—	155
Commercial paper	1,250	—	—	1,250
Corporate debt	7,744	—	(4)	7,740
U.S. Government agencies	22,678	2	(5)	22,675

	$33,580	$157	$(9)	$33,728

Reported as:
Cash and cash equivalents	$1,558	$—	$—	$1,558
Short-term investments	29,867	157	(8)	30,016
Long-term investments	1,805	—	(1)	1,804
Long-term restricted investments	350	—	—	350

	$33,580	$157	$(9)	$33,728

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2015, by contractual maturity (in thousands):

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$25,921	$25,907
Mature after one year through five years	—	—

	$25,921	$25,907

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2015.

As of December 31, 2015, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Equipment	$12,372	$12,161
Leasehold improvement	9,987	9,968
Construction-in-progress	178	227

	22,537	22,356
Less accumulated depreciation and amortization	(20,971)	(20,607)

Property and equipment, net	$1,566	$1,749

Depreciation expense was $425,000, $582,000 and $541,000 in 2015, 2014 and 2013, respectively. Amortization expense was $1,000, $17,000 and $9,000 in 2015, 2014 and 2013 for assets held under capital leases, respectively.

As of December 31, 2015, the Company has recorded $669,500 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.    Restricted Investments

As of December 31, 2015 and 2014, the Company had $250,000 and $350,000, respectively, recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facilities in Alabama and California.

7.    Commitments

Operating Leases

The Company has lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million, $1.8 million, and $1.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2016	$1,970
2017	2,000
2018	1,948
2019	539
Thereafter	518

$6,975

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018. The Company accrued $500,000 as a loss on a purchase obligation and recorded this amount as a charge in cost of goods of sold in the statement of operations and comprehensive income (loss) for the year ended December 31, 2014.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2015, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2015, are as follows (in thousands):

2016	$1,590
2017	8,848
2018	8,848
2019	6,423

Total minimum payments	25,709
Less amount representing interest	(5,709)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(316)

Carrying value of long-term debt	19,684
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,684

9.    Stockholders’ Equity

Common Stock

In December 2013, the Company filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which it may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. In November 2015, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, terminated the December 2013 registration statement and allowed us to

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

offer up to $125.0 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co., (Cantor Fitzgerald), under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent.

During 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,907,664 shares of common stock in the open market through the December 2013 agreement with Cantor Fitzgerald at a weighted average price of $1.65 per share. In 2015, we raised net proceeds (net of commissions) of approximately $14.3 million from the sale of 7,066.607 shares of our common stock in the open market through the agreements with Cantor Fitzgerald at a weighted average price of $2.09 per share.

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

In March 2011, the Board of Directors approved an amendment to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2011, the stockholders approved the amendment of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 5,500,000 shares. A total of 29,294,260 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2020.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2015, 2,405,807 shares of common stock were available for future grant and options to purchase 26,888,453 shares of common stock were outstanding under the 2000 Stock Plan.

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

As of December 31, 2015, no shares of common stock were available for future grant and options to purchase 410,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

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

In March 2015, the Board of Directors approved certain amendments to the 2000 Employee Stock Purchase Plan. At the Company’s annual stockholders meeting in June 2015, the stockholders approved the amendments of the 2000 Employee Stock Purchase Plan to: (i) increase the number of shares of our common stock authorized for issuance under the ESPP by 350,000 shares; and (ii) extend the term of the ESPP to the date that is ten (10) years following the stockholders meeting.

The plan expires in June 2025. A total of 2,550,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2015, 366,340 shares of common stock were available for future grant and 2,183,660 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2015, shares of common stock reserved for future issuance consisted of the following:

December 31, 2015
Stock options outstanding	27,298,453
Stock options available for grant	2,405,807
Employee Stock Purchase Plan	366,340

30,070,600

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	20,902,156	$3.07	5.41	$—
Options granted	4,592,849	$1.21
Options exercised	(187,014)	$1.01
Options forfeited	(94,055)	$1.38
Options expired	(1,517,352)	$3.17

Outstanding at December 31, 2013	23,696,584	$2.73	5.45	$5.2
Options granted	3,747,428	$1.94
Options exercised	(300,602)	$0.99
Options forfeited	(144,611)	$1.50
Options expired	(2,758,960)	$2.95

Outstanding at December 31, 2014	24,239,839	$2.61	5.72	$—
Options granted	4,299,290	$1.09
Options exercised	(925,636)	$1.13
Options forfeited	(15,990)	$1.34
Options expired	(299,050)	$3.58

Outstanding at December 31, 2015	27,298,453	$2.41	5.39	$13.5

Exercisable at December 31, 2015	23,222,277	$2.59	4.86	$10.1

Vested and expected to vest at December 31, 2015	27,028,688	$2.42	5.36	$13.2

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $985,000, $178,000, and $77,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In January 2015, January 2014 and February 2013, the Company granted its employees stock options to purchase $1.5 million, 966,000, and 1.7 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.65 in 2015, $1.53 in 2014 and $0.85 in 2013 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2015, 2014 and 2013.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of product revenues	$108	$149	$170
Research and development	1,400	1,697	1,999
Selling, general and administrative	1,152	1,234	1,257

	$2,660	$3,080	$3,426

Because the Company had a net operating loss carryforward as of December 31, 2015, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2015, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2015 and 2014, and February 2013) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Stock Options
Risk-free rate	1.5-2.4%	1.9-2.8%	0.9-2.9%
Expected dividend yield	—	—	—
Expected term (in years)	6.5-10.0	6.5-10.0	5.3-10.0
Volatility	78-85%	76-85%	77-86%
Forfeiture rate	6.0%	7.2%	8.4%

	Year ended December 31,
	2015	2014	2013
Employee Stock Purchase Plan
Risk-free rate	0.1-0.3%	0.1%	0.1-0.2%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	68-95%	60-81%	64-81%

There were 113,625, 115,412 and 128,433 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2015, 2014 and 2013, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2015, 2014 and 2013 was $62,000, $43,000 and $56,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2015, $3.5 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2018. The weighted average term of the unrecognized stock-based compensation expense is 2.1 years.

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 – 0.87	2,494,482	6.18	$0.78	2,346,554	$0.78
$0.88 – 0.88	3,235,932	9.02	$0.88	1,631,647	$0.88
$1.00 – 1.20	388,855	7.63	$1.08	310,292	$1.10
$1.21 – 1.21	3,537,417	7.09	$1.21	3,015,494	$1.21
$1.24 – 1.93	1,436,463	8.16	$1.46	1,033,358	$1.46
$2.09 – 2.09	3,956,166	6.73	$2.09	2,949,018	$2.09
$2.13 – 2.77	2,739,429	4.32	$2.22	2,636,205	$2.21
$2.80 – 3.26	4,166,269	4.38	$3.16	3,956,269	$3.18
$3.29 – 5.27	3,695,694	0.81	$4.59	3,695,694	$4.59
$5.38 – 6.32	1,647,746	1.92	$5.91	1,647,746	$5.91

$0.73 – 6.32	27,298,453	5.39	$2.41	23,222,277	$2.59

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company received $1.0 million, $299,000 and $188,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2015, 2014 and 2013, respectively.

10.    Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $397,000 and $405,000 on its balance sheet at December 31, 2015 and 2014, respectively, that arose from tax amortization of an indefinitely-lived intangible asset. The Company also recorded a deferred tax benefit of $8,000, a tax provision of $85,000 and $320,000 related to the deferred tax liability in the years ended December 31, 2015, 2014, and 2013, respectively. In addition, the Company recorded an income tax expense of $61,000 in 2015, related to the reversing tax benefit on the unrealized gain on a marketable equity security which was recorded in the year ended December 31, 2014.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. federal taxes provision (benefit) at statutory rate	$(7,681)	$(7,502)	$(7,184)
State taxes	—	—	—
Change in valuation allowance	7,725	6,854	9,517
Stock-based compensation	530	1,139	375
Change in deferreds	56	(2)	(1,718)
Other	(577)	(465)	(670)

Total income tax provision	$53	$24	$320

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2015, 2014 and 2013, total income tax provision expense was $53,000, $24,000 and $320,000, respectively. The Company has presented the $53,000, $24,000 and $320,000 of deferred income tax provision in interest and other income (expenses) in its statements of operation and comprehensive income (loss). Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$111,696	$105,609
Research and other credits	12,001	10,995
Capitalized research and development expenses	132	456
Deferred revenue	1,045	516
Stock-based compensation	9,605	9,402
Other	3,645	3,967

Total deferred tax assets	138,124	130,945
Valuation allowance for deferred tax assets	(138,124)	(130,945)
Deferred tax liabilities—Intangibles	(397)	(405)

Net deferred tax assets and liabilities	$(397)	$(405)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.2, $8.9 million, and $11.7 million during 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $295.6 million, which expire in the years 2019 through 2035, and federal research and development tax credits of approximately $9.9 million which expire at various dates beginning in 2018 through 2035, if not utilized.

As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $211.3 million, which expire in the years 2015 through 2035, if not utilized, and state research and development tax credits of approximately $10.8 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $7.0 and $5.7 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014
Balance at beginning of the year	$5,702	$5,252
Increases (decrease) related to prior year tax positions	737	—
Increases (decrease) related to current year tax positions	526	450
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—

Balance at end of the year	$6,965	$5,702

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2015 due to unutilized net operating losses and research credits.

11.    Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$4,773	$6,293	$4,441	$4,581	$4,743	$4,258	$5,167	$4,269
Net loss	$(4,853)	$(3,600)	$(5,478)	$(5,478)	$(6,487)	$(7,092)	$(5,845)	$(5,940)
Basic net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)
Diluted net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.05)	$(0.05)	$(0.06)	$(0.05)	$(0.05)

12.    Subsequent Event

During the first quarter of 2016, the Company raised net proceeds (net of commissions) of approximately $494,000 from the sale of 226,698 shares of the Company’s common stock in the open market through the November 2015 Controlled Equity Offering agreement with Cantor Fitzgerald at a weighted average price of $2.25 per share. As of February 18, 2016, the Company had up to $37.6 million of common stock available for sale under the Controlled Equity Offering program and $122.6 million of common stock available for sale under its shelf registration statement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 financial statements of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2016

Item 9B.	Other Information.

None

PART III

The definitive proxy statement for our 2016 annual meeting of stockholders, when filed, pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G (3) of Form 10-K and will provide the information required under Part III (Items 10-14), except for the information with respect to our executive officers, which is included in “Part I—Executive Officers of the Registrant.”

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

(3)	Exhibits are incorporated herein by reference or are filed in accordance with Item 601 of Regulation S–K.

Number	Description
2.1	Agreement and Plan of Merger dated April 18, 2001, among the Company, Target and Magnolia Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-31615) filed on May 15, 2001).

2.2	Agreement and Plan of Merger dated August 15, 2003, among the Company, Birmingham Polymers, Inc., Absorbable Polymer Technologies, Inc. and the Principal Shareholders of Absorbable Polymer Technologies, Inc. (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-3, as amended (File No. 333-108396), initially filed on August 29, 2003).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, filed on July 1, 2010.

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-128979) initially filed on October 13, 2005).

3.4	Certificate of Amendment to Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of DURECT Corporation (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on August 5, 2010).

Number	Description

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-31615), filed on December 17, 2014).

4.1	Second Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.1+	Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+	2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 16, 2015).

10.3+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.5	Modified Net Single Tenant Lease Agreement between the Company and DeAnza Enterprises, Ltd. dated as of February 18, 1999 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.6	Common Stock Purchase Agreement between the Company and ALZA Corporation dated April 14, 2000 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.7**	Asset Purchase Agreement between the Company and IntraEAR, Inc. dated as of September 24, 1999 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.8**	Supply Agreement between the Company and Mallinckrodt, Inc. dated as of October 1, 2000 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 30, 2001).

10.9**	License & Option Agreement and Mutual Release between Southern BioSystems, Inc, an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Thorn BioScience LLC dated as of July 26, 2002 (incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 14, 2002).

10.10**

Development and License Agreement between the Company, Southern BioSystems, Inc., an Alabama corporation and wholly-owned subsidiary of the Company (now merged into the Company), and Pain Therapeutics, Inc. dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K

(File No. 000-31615) filed on March 14, 2003).

10.11	Lease between the Company and Renault & Handley Employee Investments Co. with commencement date of January 1, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 11, 2004).

10.12**	Amendment dated December 21, 2005 to Development and License Agreement dated December 19, 2002 between the Company and Pain Therapeutics, Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

10.13**	Sucrose Acetate Isobutyrate Pharmaceutical Grade Supply Agreement between the Company and Eastman Chemical Company dated as of December 30, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K (File No. 000-31615) filed on March 16, 2006).

Number	Description

10.14**	Development and License Agreement between the Company and Alpharma Ireland Limited dated as of September 19, 2008 (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 4, 2008).

10.15	First Lease Extension between the Company and Renault & Handley Employee Investments Co. effective March 1, 2009 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on May 7, 2009).

10.16**	Excipient Manufacturing and Supply Agreement between King Pharmaceuticals, Inc. and the Company dated as of August 5, 2009 (incorporated by reference to Exhibit 10.55 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.17	Second Amendment to Lease between De Anza Enterprises and the Company dated as of August 6, 2009 (incorporated by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 2, 2009).

10.18	Lease between the Company and DRA/CLP Riverchase Center Birmingham, LLC dated as of October 19, 2010 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.19	Third Amendment to Lease between De Anza Enterprises and the Company dated as of December 21, 2010 (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2011).

10.20**	Development and License Agreement between the Company and Zogenix, Inc. effective July 11, 2011 (incorporated by reference to Exhibit 10.66 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed on November 7, 2011).

10.21**	Amendment dated March 18, 2013 to Development and License Agreement dated July 11, 2011 between the Company and Zogenix, Inc (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 3, 2013).

10.22	Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.23	Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013 (incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.24	Second Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated November 11, 2013 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.25	Executive Change of Control Policy, asam ended December 12, 2013 (incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

10.26**	Asset Transfer and License Agreement between the Company and Impax Laboratories, Inc. effective January 3, 2014 (incorporated by reference to Exhibit 10.75 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 2, 2014).

10.27	Loan and Security Agreement between the Company and Oxford Finance, LLC dated June 26, 2014 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 8, 2014).

Number	Description

10.28**	License Agreement between the Company and Santen Pharmaceutical Co., Ltd. dated December 11, 2014 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

10.29**	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on March 3, 2015).

10.30	First Amendment to Loan and Security Agreement and First Amendment to Disbursment Letter between the Company and Oxford Finance, LLC dated July 31, 2015 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 3, 2015).

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Confidential treatment granted with respect to certain portions of this Exhibit.

+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2015, 2014 and 2013

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write- Offs	Balance at end of the year
December 31, 2015
Allowance for doubtful accounts	$211	$(38)	$(12)	$161
December 31, 2014
Allowance for doubtful accounts	$144	$88	$(21)	$211
December 31, 2013
Allowance for doubtful accounts	$154	$(20)	$10	$144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/S/ JAMES E. BROWN
James E. Brown President and Chief Executive Officer

Date: March 1, 2016

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

Signature	Title	Date

/s/ JAMES E. BROWN James E. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016

/s/ FELIX THEEUWES Felix Theeuwes	Chairman and Chief Scientific Officer	March 1, 2016

/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Accounting Officer)	March 1, 2016

/s/ SIMON X. BENITO Simon X. Benito	Director	March 1, 2016

/s/ TERRENCE F. BLASCHKE Terrence F. Blaschke	Director	March 1, 2016

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 1, 2016

/s/ ARMAND P. NEUKERMANS Armand P. Neukermans	Director	March 1, 2016

/s/ JON S. SAXE Jon S. Saxe	Director	March 1, 2016

/s/ JAY SHEPARD Jay Shepard	Director	March 1, 2016

EXHIBIT INDEX

Number	Description
12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.