Form 10-Q
period 2016-03-31
DURECT CORP
filed 2016-05-06
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2016, there were 137,362,363 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$3,853	$3,583
Short-term investments	20,181	25,457
Short-term restricted investments	100	—
Accounts receivable (net of allowances of $147 at March 31, 2016 and $161 at December 31, 2015)	1,722	2,222
Inventories	4,007	3,917
Prepaid expenses and other current assets	3,074	3,142

Total current assets	32,937	38,321
Property and equipment (net of accumulated depreciation of $21,065 and $20,971 at March 31, 2016 and December 31, 2015, respectively)	1,477	1,566
Goodwill	6,399	6,399
Long-term restricted investments	150	250
Other long-term assets	236	236

Total assets	$41,199	$46,772

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$994	$1,286
Accrued liabilities	4,552	4,970
Contract research liabilities	454	575
Deferred revenue, current portion	464	616
Current portion of long-term debt, net	1,826	—

Total current liabilities	8,290	7,447
Deferred revenue, non-current portion	2,206	2,269
Long-term debt, net	17,892	19,684
Other long-term liabilities	2,585	2,489
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	12	12
Additional paid-in capital	423,631	420,453
Accumulated other comprehensive income	3	(14)
Accumulated deficit	(413,420)	(405,568)

Stockholders’ equity	10,226	14,883

Total liabilities and stockholders’ equity	$41,199	$46,772

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2016	2015
Collaborative research and development and other revenue (see Note 2)	$419	$1,738
Product revenue, net	3,189	3,035

Total revenues	3,608	4,773
Operating expenses:
Cost of product revenues	1,242	1,006
Research and development	6,625	5,367
Selling, general and administrative	3,062	2,820

Total operating expenses	10,929	9,193

Loss from operations	(7,321)	(4,420)
Other income (expense):
Interest and other income	27	128
Interest expense	(558)	(561)

Net other income (expense)	(531)	(433)

Net loss	$(7,852)	$(4,853)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	17	(85)

Total comprehensive loss	$(7,835)	$(4,938)

Net loss per share
Basic	$(0.06)	$(0.04)

Diluted	$(0.06)	$(0.04)

Weighted-average shares used in computing net loss per share
Basic	122,149	113,793

Diluted	122,149	113,793

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(7,852)	$(4,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	144
Stock-based compensation	710	650
Amortization of debt issuance cost	34	19
Realized gain from sale of marketable equity security, net of tax	—	(117)
Changes in assets and liabilities:
Accounts receivable	500	(121)
Inventories	(91)	(165)
Prepaid expenses and other assets	68	(368)
Accounts payable	(292)	(131)
Accrued and other liabilities	827	(729)
Contract research liabilities	(121)	(51)
Deferred revenue	(215)	376

Total adjustments	1,521	(493)

Net cash used in operating activities	(6,331)	(5,346)

Cash flows from investing activities
Purchases of property and equipment	(12)	(9)
Purchases of available-for-sale securities	(5,186)	(2,995)
Proceeds from maturities of available-for-sale securities	10,479	7,243
Proceeds from sales of short-term investment	—	178

Net cash provided by investing activities	5,281	4,417

Cash flows from financing activities
Payments on equipment financing obligations	(6)	(4)
Net proceeds from issuances of common stock	1,326	242

Net cash provided by financing activities	1,320	238

Net increase (decrease) in cash and cash equivalents	270	(691)
Cash and cash equivalents, beginning of the period	3,583	2,680

Cash and cash equivalents, end of the period	$3,853	$1,989

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenomics Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2016, the operating results and comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of March 31, 2016, the remaining carrying value of the excipients in the Company’s inventory was $1.2 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.5 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$1,168	$1,168
Work in process	1,415	1,412
Finished goods	1,424	1,337

Total inventories	$4,007	$3,917

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

Options to purchase approximately 20.4 million and 23.3 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard was to have been effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date for this guidance. This guidance will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact of the provisions of ASC 606.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17(ASU 2015-17), Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). The Company has early adopted ASU 2015-17, on a prospective basis, for the year ended December 31, 2015.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$246	$1,158
Santen Pharmaceutical Co. Ltd. (Santen) (2)	162	307
Pain Therapeutics, Inc. (Pain Therapeutics)	4	—
Others	7	273

Total collaborative research and development and other revenue	$419	$1,738

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $71,000 for the three months ended March 31, 2016 and 2015, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $4,000 and zero for the three months ended March 31, 2016 and 2015, respectively. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2016 were $39.0 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. There are no sales-based milestones under the agreement. As of March 31, 2016, the Company had received $1.7 million in cumulative milestone payments.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continued to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King are shown as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA).

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero for both three months ended March 31, 2016 and 2015. The cumulative aggregate payments received by the Company from Pfizer as of March 31, 2016 were $7.1 million under this agreement. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $4,000 and zero for the three months ended March 31, 2016 and 2015, respectively. Prior to March 2009 and after November 2014, the Company recognized collaborative research and development revenue for REMOXY-related work for Pain Therapeutics. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2016 were $39.0 million under this agreement.

Long Term Supply Agreement with King (Pfizer)

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

Total revenues recognized related to these excipients was $279,000 and $96,000 for the three months ended March 31, 2016 and 2015, respectively. The associated cost of goods sold was $124,000 and $51,000 for the three months ended March 31, 2016 and 2015, respectively. Recent orders for these excipients from Pain Therapeutics have been processed through mutually agreeable purchase orders, in the absence of an existing long-term contract. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, we are to be the exclusive supplier of certain defined excipients for products in our collaboration.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of March 31, 2016), and $75 million are sales-based milestones (none of which had been achieved as of March 31, 2016). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2016 were $19.7 million under these agreements.

	Three months ended March 31,
	2016	2015
Ratable recognition of upfront payment	$52	$64
Research and development expenses reimbursable by Zogenix	194	1,094

Total collaborative research and development revenue	$246	$1,158

Agreement with Santen Pharmaceutical Co., Ltd.

On December 11, 2014, the Company and Santen Pharmaceutical Co., Ltd. (Santen) entered into a definitive agreement (the Santen Agreement). Pursuant to the Santen Agreement, the Company granted Santen an exclusive worldwide license to the Company’s proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing the Company’s SABER technology to deliver an ophthalmology drug. Santen will control and fund the development and commercialization program, and the parties have established a joint management committee to oversee, review and coordinate the development activities of the parties under the Santen Agreement.

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2016). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of March 31, 2016, the cumulative aggregate payments received by the Company under this agreement were $2.7 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended March 31,
	2016	2015
Ratable recognition of upfront payment	$57	$71
Research and development expenses reimbursable by Santen	105	236

Total collaborative research and development revenue	$162	$307

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2016 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$86	$—	$—	$86
Certificates of deposit	250	—	—	250
Commercial paper	2,844	—	—	2,844
Corporate debt	4,241	—	(1)	4,240
U.S. Government agencies	14,570	6	(2)	14,574

	$21,991	$6	$(3)	$21,994

Reported as:
Cash and cash equivalents	$1,563	$—	$—	$1,563
Short-term investments	20,178	6	(3)	20,181
Short-term restricted investments	100	—	—	100
Long-term restricted investments	150	—	—	150

	$21,991	$6	$(3)	$21,994

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$81	$—	$—	$81
Certificates of deposit	250	—	—	250
Commercial paper	898	—	—	898
Corporate debt	5,215	1	(5)	5,211
U.S. Government agencies	19,558	1	(11)	19,548

	$26,002	$2	$(16)	$25,988

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Reported as:
Cash and cash equivalents	$281	$—	$—	$281
Short-term investments	25,471	2	(16)	25,457
Long-term restricted investments	250	—	—	250

	$26,002	$2	$(16)	$25,988

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2016, by contractual maturity (in thousands):

	March 31, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$21,905	$21,908
Mature after one year through five years	—	—

	$21,905	$21,908

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2016.

As of March 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2016, the Company had three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2016	2015
Cost of product revenues	$27	$29
Research and development	353	351
Selling, general and administrative	330	270

Total stock-based compensation	$710	$650

As of March 31, 2016 and December 31, 2015, $15,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2016 and 2015) and shares purchased under its employee stock purchase plan for the three months ended March 31, 2016 and 2015:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Risk-free rate	1.6-1.9%	1.4-2.0%	0.3%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.5-9.3	6.5-10.0	0.5	0.5
Volatility	77-83%	78-85%	68%	95%
Forfeiture rate	4.2%	6.0%	—	—

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

In July 2015, the Company and Oxford Finance entered into the First Amendment of the Loan Agreement and modified the terms to the Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remains unchanged, the Company paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%. Consistent with the accounting treatment noted above for the final payment, the loan modification fee has been recorded on the balance sheet as a debt discount and will be amortized to interest expense over the remaining life of the term loan using the effective interest method.

As of March 31, 2016, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of March 31, 2016, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of March 31, 2016, are as follows (in thousands):

Nine months ended December 31, 2016	$1,193
2017	8,848
2018	8,848
2019	6,424

Total minimum payments	25,313
Less amount representing interest	(5,313)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(282)

Carrying value of long-term debt	19,718
Less current portion of long-term debt	(1,826)

Long-term debt, less current portion and unamortized debt discount	$17,892

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 for both the three months ended March 31, 2016 and 2015, respectively. Accrued interest, which is included in other long-term liabilities, was approximately $952,000 as of March 31, 2016.

Note 6. Subsequent Event

During April 2016, the Company raised net proceeds (net of commission) of approximately $948,000 from the sale of 730,048 shares of its common stock at a weighted average price of $1.34 per share in the open market through its Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, entered into in November 2015. The shares were issued pursuant to a registration statement on Form S-3 declared effective in November 2015. As of May 2, 2016, the Company had up to $35.7 million of common stock available for sale under the Controlled Equity OfferingSM program.

In April 2016, the Company completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25. We received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses. As of May 2, 2016, the Company had up to $67.8 million of common stock available for sale under effective registration statement in addition to what is available under the Controlled Equity Offering program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIMIR or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results, progress and timing of clinical trials, including for POSIMIR, DUR-928, Relday, ELADUR, or ORADUR-ADHD or other ORADUR-based product candidates, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we are developing and may license to third-party collaborators or commercialize ourself;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenomic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, we conduct research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2015 and in Note 2 above.

Epigenomic Regulator Program and New Chemical Entities

DURECT’s Epigenomic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenomics is the study of large scale effects on cellular function and interrelated collections of epigenetic modifications. Epigenetic and epigenomic modifications play an important role in regulation of key cellular processes. DUR-928 is our program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

NOTE:	POSIMIR®, SABER®, CLOUD™, TRANSDUR®, ORADUR®, DURIN®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

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

We are pursuing the development of DUR-928 through two broad programs for: (i) chronic metabolic diseases using an oral formulation, and (ii) acute organ injury using an injectable formulation. We are also evaluating exploring additional indications beyond these broad programs.

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

Chronic Metabolic Disease Program with DUR-928

The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of DUR-928 when orally administered. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 (n=20 on drug, 10 on placebo) at escalating doses that resulted in peak plasma concentrations greater than 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We subsequently conducted a Phase 1 multiple-ascending-dose, oral administration trial in 20 healthy subjects (n=16 on drug, 4 on placebo). Following multiple daily dosing for 5 consecutive days, DUR-928 was well-tolerated at all doses, with no clinically significant changes in vital signs, laboratory values or ECG parameters, no serious drug-related adverse events reported and no subjects withdrawing from the study. Peak plasma concentrations achieved were greater than 100-fold higher than endogenous levels, no accumulation in plasma concentrations were observed with repeat dosing, and dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2-6 hours after dosing. We also conducted a food effect study with 8 healthy volunteers and observed no food effect on absorption.

In January 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This open-label Phase 1b trial of DUR-928 is a safety and pharmacokinetic study of DUR-928 in subjects with NASH and matched control subjects. This study may be conducted in three successive cohorts evaluating three single-dose levels of oral DUR-928. After a PK/safety review at each dose, the study can proceed to the next higher dose. Assuming all three cohorts are dosed, the study will comprise approximately 48 subjects, of which approximately 30 will have received DUR-928. The study is being conducted in Australia, and we anticipate that we will obtain results from this trial starting in the second quarter of 2016. We anticipate that the single-ascending-dose Phase 1b clinical trial described above will enable and inform a multiple-dose study in NASH patients or patients with other liver function impairment.

Acute Organ Injury Program with DUR-928

In addition to the oral administration clinical studies described above, we have conducted a Phase 1 single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of four doses of DUR-928 when administered by injection. The 24-subject study evaluated DUR-928 in four cohorts of healthy volunteers receiving DUR-928 (16 subjects on the drug, 8 on placebo) at escalating doses that resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We anticipate commencing a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients in the second quarter of 2016, with data expected to be available from the study in 2016. This trial is anticipated to be a single-site, open-label safety and pharmacokinetics study. This trial will enable and inform subsequent patient studies in acute kidney injury and/or other kidney function impairment.

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

Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics stated that it had resubmitted the NDA for REMOXY to the FDA. In April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA).

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

POSIMIR® (SABER® -Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. We are in discussions with potential partners regarding licensing development and commercialization rights to POSIMIR, for which we hold worldwide rights. We are also continuing to evaluate the requirements for commercializing POSIMIR on our own in the U.S., in the event that we determine that to be the preferred route of commercialization.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014 we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of approximately 306 patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. In a previous trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) against the active control bupivacaine HCl, using the same statistical methodology specified for the PERSIST trial. We began recruiting patients for this trial in November 2015 with an intent to compare POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. This change will add to the time and cost to complete the PERSIST trial, but we believe that a positive outcome from this trial design would result in a stronger NDA filing and potentially commercial advantages. This clinical trial is designed to generate data necessary to support an NDA resubmission.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2016, we had an accumulated deficit of $413.4 million. Our net loss was $7.9 million for the three months ended March 31, 2016. Our net losses were $22.7 million and $22.1 million for the years ended December 31, 2015 and 2014, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to the first quarter of 2016. We expect selling, general and administrative expenses to be comparable in the near future compared to the first quarter of 2016. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three months ended March 31, 2016 and 2015

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable to the first quarter of 2016, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$246	$1,158
Santen Pharmaceutical Co. Ltd. (Santen) (2)	162	307
Pain Therapeutics, Inc. (Pain Therapeutics)	4	—
Others	7	273

Total collaborative research and development and other revenue	$419	$1,738

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $71,000 for the three months ended March 31, 2016 and 2015, respectively.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $3.2 million and $3.0 million in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily attributable to higher product revenue from the sale of certain excipients included in REMOXY partially offset by lower revenue from our ALZET mini pump product line and LACTEL polymer product line as a result of lower units sold compared to the corresponding period in 2015.

Cost of product revenues. Cost of product revenues were $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in the cost of product revenue was primarily related to our LACTEL product line, our ALZET mini pump product line as well as certain excipients included in REMOXY arising from higher manufacturing costs for products sold in the first quarter of 2016 compared to the corresponding period in 2015. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $27,000 and $29,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we had 20 manufacturing employees compared with 22 as of March 31, 2015. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development. Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $6.6 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily attributable to higher research and development costs associated with POSIMIR, DUR-928, REMOXY and ORADUR-ADHD, partially offset by lower research and development costs associated with Relday, the Santen ophthalmic program, other ORADUR-based opioid products licensed to Pain Therapeutics, and ELADUR compared to the corresponding period in 2015 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $353,000 and $351,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had 54 research and development employees compared with 56 as of March 31, 2015. We expect research and development expenses to increase in the near future compared to the first quarter of 2016 as we increase development activities for POSIMIR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2016	2015
POSIMIR	$2,726	$946
DUR-928	2,460	2,173
Depot injectable programs	495	494
Relday (1)	237	1,010
REMOXY (1)	226	65
Santen ophthalmic program (1)	116	249
ORADUR-ADHD	96	79
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	35	84
ELADUR (1)	21	59
Others	213	208

Total research and development expenses	$6,625	$5,367

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Pfizer, Pain Therapeutics, Zogenix and Santen.

POSIMIR

Our research and development expenses for POSIMIR were $2.7 million and $946,000 in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily due to higher employee-related costs, clinical trial expenses, contract manufacturing expense, chemical and drug supplies expenses as well as outside consulting expenses for POSIMIR compared with the corresponding period in 2015.

DUR-928

Our research and development expenses for DUR-928 were $2.5 million and $2.2 million in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily due to higher employee-related costs, clinical trial expenses and non-clinical related expenses, contract manufacturing and contract research expenses incurred for this drug candidate compared with the corresponding period in 2015.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $495,000 and $494,000 in the three months ended March 31, 2016 and 2015, respectively. The expenses were essentially unchanged for these programs compared with the corresponding period in 2015.

Relday

Our research and development expenses for Relday were $237,000 and $1.0 million in the three months ended March 31, 2016 and 2015, respectively. The decrease in the three months ended March 31, 2016 was primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding period in 2015.

REMOXY

Our research and development expenses for REMOXY were $226,000 and $65,000 in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily due to higher employee-related costs for REMOXY in the first quarter of 2016 compared with the corresponding period in 2015.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $116,000 and $249,000 in the three months ended March 31, 2016 and 2015, respectively. The decrease in the three months ended March 31, 2016 was primarily due to decreased formulation development activities associated with this drug candidate compared with the corresponding period in 2015.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $96,000 and $79,000 in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily due to higher employee-related costs for these drug candidates in the first quarter of 2016 compared with the corresponding period in 2015.

Other select ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $35,000 and $84,000 in the three months ended March 31, 2016 and 2015, respectively. The decrease in the three months ended March 31, 2016 was primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates in the first quarter of 2016 compared with the corresponding period in 2015.

ELADUR

Our research and development expenses for ELADUR were $21,000 and $59,000 in the three months ended March 31, 2016 and 2015, respectively. The decrease in the three months ended March 31, 2016 was primarily due to lower employee-related costs associated with this product candidate compared with the corresponding period in 2015.

Other DURECT research programs

Our research and development expenses for all other programs were $213,000 and $208,000 in the three months ended March 31, 2016 and 2015, respectively. The increase in the three months ended March 31, 2016 was primarily due to slightly higher employee-related costs incurred for these programs compared with the corresponding period in 2015.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.1 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in selling, general and administrative expenses in the three months ended March 31, 2016 was primarily due to higher salaries and benefits expenses, higher patent related expense, and higher market research and analytics expenses compared to the corresponding period in 2015. Stock-based compensation expense recognized related to selling, general and administrative personnel was $330,000 and $270,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we had 26 selling, general and administrative employees compared with 25 as of March 31, 2015. We expect selling, general and administrative expenses to be comparable in the near future compared to the first quarter of 2016.

Other income (expense). Interest and other income (expense) was $27,000 and $128,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease in interest and other income was primarily the result of a realized gain from the sale of a marketable equity security in the first quarter of 2015.

Interest expense was $558,000 and $561,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $24.3 million at March 31, 2016 compared to $29.3 million at December 31, 2015. These balances include $250,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2016 and December 31, 2015. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2016 was primarily the result of ongoing operating expenses, partially offset by payments received from collaboration partners and customers.

We used $6.3 million of cash in operating activities for the three months ended March 31, 2016 compared to $5.3 million for the corresponding period in 2015. The cash used for operations was primarily to fund operations as well as our working capital requirements which involved an increase in net loss of $3.0 million, partially offset by the changes in account receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $5.3 million of cash in investing activities for the three months ended March 31, 2016 compared to $4.4 million for the corresponding period in 2015. The increase in cash received in investing activities was primarily due to an increase in net proceeds from maturities of available-for-sale securities for the three months ended March 31, 2016 compared to the corresponding period in 2015. We anticipate incurring capital expenditures of approximately $100,000 in 2016 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $1.3 million of cash from financing activities for the three months ended March 31, 2016 compared to $238,000 for the corresponding period in 2015. During the first quarter of 2016, we raised net proceeds (net of commission) of approximately $1.3 million from the sale of approximately 857,000 shares of common stock at a weighted average price of $1.60 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.

We anticipate that cash used in operating and investing activities will increase in the near future compared to the first quarter of 2016, pending our efforts to sign new collaborators or experience an increase in partner funded research and development activities under existing collaborations.

During the three months ended March 31, 2016, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2016, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risks Related To Our Business

Regulatory approval of POSIMIR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 with an intent to compare POSIMIR to placebo. Based on advice received from the FDA subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. This change will add to the time and cost to complete the PERSIST trial, and there can be no assurance that this clinical trial will be completed in a timely manner or generate data necessary to support a successful NDA resubmission. There can also be no assurance that the results of this trial will be sufficient to support FDA approval. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

Development of REMOXY may be significantly delayed and adversely affected by Pfizer’s discontinuation of its development

We have relied on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that the transition of all required information and assets necessary for the timely and successful resubmission of the NDA has been completed successfully. There can also be no assurance that Pain Therapeutics will continue development of REMOXY, or if Pain Therapeutics continues development of REMOXY, there can be no assurance that their resubmission of the NDA will satisfy the FDA’s requirements. Pain Therapeutics and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete indirectly or compete for resources with REMOXY. Any further delay or discontinuation in the development of REMOXY will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

•	with respect to each new chemical entity, determining appropriate indications;

•	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication at an achievable dose; and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including REMOXY, POSIMIR, DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of REMOXY, POSIMIR, DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for REMOXY, POSIMIR, DUR-928 or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•	DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In January 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH), and we expect to obtain results from this study starting in the second quarter of 2016. We also anticipate commencing a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients in the second quarter of 2016, with data available from the study in 2016. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 with an intent to compare POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. This change will add to the time and cost to complete the PERSIST trial, and could add to the risk of the trial. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA). There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a new commercialization partner.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 trial in Taiwan and anticipates completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies. There can be no assurance that Orient Pharma will complete the Phase 3 trial on the anticipated timetable or that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positioned Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In September 2015 Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

•	ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-based opioids—In addition to REMOXY, Phase 1 clinical trials have been conducted for two other ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for another ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In May 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY (oxycodone), hydromorphone or oxymorphone. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of oxycodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIMIR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in the initial Phase 1 trials may not be confirmed in subsequent Phase 1 or other clinical trials. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIMIR raised concerns that insufficient safety data had been provided and FDA has indicated that an additional clinical trial for POSIMIR needs to be conducted. There can be no assurance that the additional clinical trial we are conducting for POSIMIR will be sufficient to obtain FDA approval, and any additional trials would entail added expense and further delay or may preclude product approval, harming our business, prospects and financial condition.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of March 31, 2016, we had $2.7 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2016, had an accumulated deficit of approximately $413.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We rely heavily on third parties to support development, clinical testing and manufacturing of our product candidates

We rely on third-party contract research organizations, consultants, service providers and suppliers to provide critical services to support development, clinical testing, and manufacturing of our product candidates. For example, we currently depend on third-party vendors to manage and monitor our clinical trials and to perform critical manufacturing steps for our product candidates. These third parties may not execute their responsibilities and tasks competently in compliance with applicable laws and regulations or in a timely fashion. We rely on third-parties to manufacture or perform manufacturing steps relating to our product candidates or components. We anticipate that we will continue to rely on these and other third-party contractors to support development, clinical testing, and manufacturing of our product candidates. Failure of these contractors to provide the required services in a competent or timely manner or on reasonable commercial terms could materially delay the development and approval of our development products, increase our expenses and materially harm our business, financial condition and results of operations.

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

As of May 2, 2016, we held over 55 unexpired issued U.S. patents and over 360 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 85 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Our Epigenomic Regulator Program includes six in-licensed patent families. Two patent families each include at least one granted patent expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, and 2035, respectively, plus any eligible patent term adjustments and extensions. Of the six patent families covering DUR-928 and/or other molecules in the Epigenomic Regulator Program, two were only filed in the U.S., and the other four have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the U.S. under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and two of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2016. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2015 and determined that goodwill was not impaired as of December 31, 2015. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2016, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-

governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, automatic reductions to several government programs were enacted during “sequestration.” These reductions included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. As of May 2, 2016, the Company had up to $35.7 million of common stock available for sale under the Controlled Equity Offering program and $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the agreements with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Date: May 6, 2016

By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 6, 2016

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