Form 10-Q
period 2016-06-30
DURECT CORP
filed 2016-08-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2016, there were 137,410,381 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$8,036	$3,583
Short-term investments	24,523	25,457
Short-term restricted investments	100	—
Accounts receivable (net of allowances of $148 at June 30, 2016 and $161 at December 31, 2015)	1,855	2,222
Inventories	4,157	3,917
Prepaid expenses and other current assets	2,602	3,142

Total current assets	41,273	38,321
Property and equipment (net of accumulated depreciation of $21,170 and $20,971 at June 30, 2016 and December 31, 2015, respectively)	1,382	1,566
Goodwill	6,399	6,399
Long-term investments	1,050	—
Long-term restricted investments	150	250
Other long-term assets	236	236

Total assets	$50,490	$46,772

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,317	$1,286
Accrued liabilities	4,770	4,970
Contract research liabilities	569	575
Deferred revenue, current portion	1,033	616

Total current liabilities	7,689	7,447
Deferred revenue, non-current portion	2,097	2,269
Long-term debt, net	19,752	19,684
Other long-term liabilities	1,790	2,489
Commitments and contingencies
Stockholders’ equity:
Common stock	14	12
Additional paid-in capital	441,572	420,453
Accumulated other comprehensive income (loss)	10	(14)
Accumulated deficit	(422,434)	(405,568)

Stockholders’ equity	19,162	14,883

Total liabilities and stockholders’ equity	$50,490	$46,772

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Collaborative research and development and other revenue (see Note 2)	$371	$1,778	$790	$3,516
Product revenue, net	2,786	2,663	5,975	5,698

Total revenues	3,157	4,441	6,765	9,214

Operating expenses:
Cost of product revenues	913	1,022	2,155	2,028
Research and development	7,852	5,638	14,477	11,005
Selling, general and administrative	2,888	2,724	5,950	5,544

Total operating expenses	11,653	9,384	22,582	18,577

Loss from operations	(8,496)	(4,943)	(15,817)	(9,363)
Other income (expense):
Interest and other income	40	23	67	151
Interest expense	(558)	(558)	(1,116)	(1,119)

Net other expense	(518)	(535)	(1,049)	(968)

Net loss	$(9,014)	$(5,478)	$(16,866)	$(10,331)

Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	7	(4)	24	(89)

Total comprehensive loss	$(9,007)	$(5,482)	$(16,842)	$(10,420)

Net loss per share
Basic	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Diluted	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Weighted-average shares used in computing net loss per share
Basic	132,812	118,804	127,480	116,313

Diluted	132,812	118,804	127,480	116,313

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(16,866)	$(10,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	260
Stock-based compensation	1,407	1,274
Amortization of debt issuance costs	68	37
Realized gain from sale of marketable equity security, net of tax	—	(117)
Net amortization/accretion on investment	(107)	(146)
Changes in assets and liabilities:
Accounts receivable	367	221
Inventories	(241)	(288)
Prepaid expenses and other assets	540	(137)
Accounts payable	31	(367)
Accrued and other liabilities	257	(24)
Contract research liabilities	(6)	46
Deferred revenue	245	(31)

Total adjustments	2,767	728

Net cash used in operating activities	(14,099)	(9,603)

Cash flows from investing activities
Purchases of property and equipment	(22)	(53)
Purchases of available-for-sale securities	(18,646)	(17,561)
Proceeds from maturities of available-for-sale securities	18,661	17,871
Proceeds from sale of marketable equity security	—	178

Net cash (used in) provided by investing activities	(7)	435

Cash flows from financing activities
Payments on equipment financing obligations	(12)	(10)
Net proceeds from issuances of common stock	18,571	12,488

Net cash provided by financing activities	18,559	12,478

Net increase in cash and cash equivalents	4,453	3,310
Cash and cash equivalents, beginning of the period	3,583	2,680

Cash and cash equivalents, end of the period	$8,036	$5,990

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2016, the operating results and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As of June 30, 2016, the remaining carrying value of the excipients in the Company’s inventory was $1.2 million. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.5 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$1,159	$1,168
Work in process	1,589	1,412
Finished goods	1,409	1,337

Total inventories	$4,157	$3,917

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

Options to purchase approximately 20.8 million and 20.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2016, respectively, as the effect would be anti-dilutive. Options to purchase approximately 11.5 million and 17.1 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2015, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after 15 December 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after 15 December 2017, and interim periods within annual periods beginning after 15 December 2018. Early adoption is permitted for any entity in any interim or annual period for which financial statements haven’t been issued or made available for issuance. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact that ASU 2016-09 will have on its financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17(ASU 2015-17), Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). The Company early adopted ASU 2015-17, on a prospective basis, for the year ended December 31, 2015.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$195	$1,121	$441	$2,278
Santen Pharmaceutical Co. Ltd. (Santen) (2)	148	241	310	548
Pain Therapeutics, Inc. (Pain Therapeutics)	6	163	10	163
Others	22	253	29	527

Total collaborative research and development and other revenue	$371	$1,778	$790	$3,516

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $104,000 for the three and six months ended June 30, 2016 respectively, compared to $64,000 and $127,000 for the corresponding periods in 2015.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $114,000 for the three and six months ended June 30, 2016 respectively, compared to $71,000 and $142,000 for the corresponding periods in 2015.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY® ER and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $6,000 and $10,000 for the three and six months ended June 30, 2016, respectively compared with $163,000 for each of the corresponding periods in 2015. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2016 were $39.3 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. There are no sales-based milestones under the agreement. As of June 30, 2016, the Company had received $1.7 million in cumulative milestone payments.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY from Pain Therapeutics. As a result of this change, the Company continued to perform REMOXY-related activities in accordance with the terms and conditions set forth in the license agreement between the Company and Pain Therapeutics. King was substituted in lieu of Pain Therapeutics with respect to interactions with the Company in its performance of those activities including the obligation to pay the Company with respect to all REMOXY-related costs incurred by the Company. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY; accordingly, amounts attributed to King were recorded as Pfizer figures. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. The cumulative aggregate payments received by the Company from Pfizer as of June 30, 2016 were $7.1 million under this agreement. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA). In May 2016, the FDA informed Pain Therapeutics that there was a tentative date of August 5, 2016 for an Advisory Committee meeting to review the REMOXY NDA. In July 2016, Pain Therapeutics announced that the FDA had determined that the Advisory Committee meeting is unnecessary and would not be held on August 5. Pain Therapeutics also stated that the FDA advised them that the regulatory review remains active and is on-going, and the PDUFA date of September 25, 2016 remains unchanged.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $6,000 and $10,000 for the three and six months ended June 30, 2016, compared with $51,000 for each of the corresponding periods in 2015. Prior to March 2009 and after November 2014, the Company recognized collaborative research and development revenue for REMOXY-related work for Pain Therapeutics. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2016 were $39.3 million under this agreement.

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

Total revenues recognized related to these excipients was zero and $279,000 for the three and six months ended June 30, 2016 compared to zero and $96,000 for the corresponding periods in 2015. The associated cost of goods sold was zero and $124,000 for the three and six months ended June 30, 2016, compared with zero and $51,000 for the corresponding periods in 2015. Recent orders for these excipients from Pain Therapeutics have been processed through mutually agreeable purchase orders, in the absence of an existing long-term contract. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, we are to be the exclusive supplier of certain defined excipients for products in our collaboration.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of June 30, 2016), and $75 million are sales-based milestones (none of which had been achieved as of June 30, 2016). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2016 were $20.1 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ratable recognition of upfront payment	$52	$64	$104	$127
Research and development expenses reimbursable by Zogenix	143	1,057	337	2,151

Total collaborative research and development revenue	$195	$1,121	$441	$2,278

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2016). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of June 30, 2016, the cumulative aggregate payments received by the Company under this agreement were $2.7 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ratable recognition of upfront payment	$57	$71	$114	$142
Research and development expenses reimbursable by Santen	91	170	196	406

Total collaborative research and development revenue	$148	$241	$310	$548

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2016 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	250	—	—	250
Commercial paper	7,393	—	—	7,393
Corporate debt	3,899	—	(1)	3,898
U.S. Government agencies	20,719	12	(1)	20,730

	$32,763	$12	$(2)	$32,773

Reported as:
Cash and cash equivalents	$6,950	$—	$—	$6,950
Short-term investments	24,514	11	(2)	24,523
Short-term restricted investments	100	—	—	100
Long-term investments	1,049	1	—	1,050
Long-term restricted investments	150	—	—	150

	$32,763	$12	$(2)	$32,773

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$81	$—	$—	$81
Certificates of deposit	250	—	—	250
Commercial paper	898	—	—	898
Corporate debt	5,215	1	(5)	5,211
U.S. Government agencies	19,558	1	(11)	19,548

	$26,002	$2	$(16)	$25,988

Reported as:
Cash and cash equivalents	$281	$—	$—	$281
Short-term investments	25,471	2	(16)	25,457
Long-term restricted investments	250	—	—	250

	$26,002	$2	$(16)	$25,988

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2016, by contractual maturity (in thousands):

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$31,212	$31,221
Mature after one year through five years	1,049	1,050

	$32,261	$32,271

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2016.

As of June 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2016, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of product revenues	$26	$27	$53	$56
Research and development	357	332	710	683
Selling, general and administrative	314	265	644	535

Total stock-based compensation	$697	$624	$1,407	$1,274

As of June 30, 2016 and December 31, 2015, $15,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2016 and 2015) and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options
Risk-free rate	1.3-1.8%	1.0-2.4%	1.3-1.9%	1.0-2.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-10.0	7.0-10.0	6.5-10.0	6.5-10.0
Volatility	76-81%	78-84%	76-83%	78-85%

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan
Risk-free rate	0.4%	0.1%	0.3-0.4%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	66%	76%	66-68%	76-95%

Note 5. Long-Term Debt

On June 26, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to the Company with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds were to be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The Loan Agreement provided for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which was due when the term loan becomes due or upon the prepayment of the facility. If the Company elected to prepay the loan, there was also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

In connection with the term loan, the Company received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs were recorded as debt discount on the Company’s balance sheet which together with the final $1.6 million payment and fixed interest rate payments were amortized to interest expense throughout the life of the term loan using the effective interest rate method.

The term loan was secured by substantially all of the assets of the Company, except that the collateral did not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contained customary representations, warranties and covenants by the Company, which covenants limit the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain assets of the Company; engage in any business other than the businesses currently engaged in by the Company or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The Loan Agreement also contained customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which was defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may have been required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The conditionally exercisable call option related to the event of default was considered to be an embedded derivative which was required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative was not material, but could have become material in future periods if an event of default became more probable than was estimated.

In July 2015, the Company and Oxford Finance entered into the First Amendment of the Loan Agreement and modified the terms of the Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remained unchanged, the Company paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which was due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%. Consistent with the accounting treatment noted above for the final payment, the loan modification fee has been recorded on the balance sheet as a debt discount and was being amortized to interest expense over the remaining life of the term loan using the effective interest method.

As described in Note 7, Subsequent Event, the Company repaid the existing term loan in July 2016 and entered into a new loan agreement with Oxford Finance at that time.

As of June 30, 2016, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of June 30, 2016, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of June 30, 2016, were as follows (in thousands):

Six months ended December 31, 2016	$795
2017	8,848
2018	8,848
2019	6,423

Total minimum payments	24,914
Less amount representing interest	(4,914)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(248)

Carrying value of long-term debt	19,752
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,752

Interest expense, including amortization of the debt discount, related to the long-term debt was $557,000 and $1.1 million for the three and six months ended June 30, 2016, respectively, compared to $557,000 and $1.1 million for the corresponding periods in 2015. As a result of the debt refinancing described in Note 7, Subsequent Event, $886,000 of accrued interest was included in accrued liabilities of the Company’s balance sheet as of June 30, 2016.

Note 6. Stockholders’ Equity

During the second quarter of 2016, the Company raised net proceeds (net of commission) of approximately $948,000 from the sale of 730,048 shares of its common stock at a weighted average price of $1.34 per share in the open market through its Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, entered into in November 2015. The shares were issued pursuant to a registration statement on Form S-3 declared effective in November 2015. As of July 25, 2016, the Company had up to $35.7 million of common stock available for sale under the Controlled Equity Offering program.

In April 2016, the Company completed an underwritten public offering in which the Company sold an aggregate of 13.8 million shares of its common stock pursuant to an effective registration statement at a price to the public of $1.25. The Company received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses. As of July 25, 2016, the Company had up to $67.8 million of common stock available for sale under an effective registration statement in addition to what is available under the Controlled Equity Offering program.

Note 7. Subsequent Event

In July 2016, the Company repaid to Oxford Finance the entire outstanding principal balance under its existing Loan Agreement of $20.0 million, together with accrued unpaid interest due under the existing Loan Agreement. In connection therewith, the Company also paid Oxford Finance $886,000, which represented Oxford Finance’s accrued amount of a final payment equal to 10% of the principal amount of the term loan.

In July 2016, concurrent with the repayment noted above, the Company entered into a new Loan and Security Agreement (the “2016 Loan Agreement”) with Oxford Finance, pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to the Company with a maturity date of August 1, 2020. The term loan was fully drawn at close. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The Loan Agreement provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

In connection with the term loan, the Company received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet which together with the final $1.9 million payment and interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method.

The term loan is secured by substantially all of the assets of the Company, except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The

2016 Loan Agreement contains customary representations, warranties and covenants by the Company, which covenants limit the Company’s ability to convey, sell, lease, transfer, assign or otherwise dispose of certain assets of the Company; engage in any business other than the businesses currently engaged in by the Company or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The 2016 Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations of the Company under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the 2016 Loan Agreement, which could harm the Company’s financial condition.

As of July 28, 2016, future maturities and interest payments under the refinanced term loan (with an assumed interest rate of 7.95%) are as follows (in thousands):

Period from July 28, 2016 to December 31, 2016	$693
2017	1,612
2018	8,698
2019	8,724
2020	6,642

Total minimum payments	26,369
Less amount representing interest	(6,369)

Gross balance of long-term debt	$20,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of REMOXY, POSIMIR, DUR-928 or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results, progress and timing of clinical trials, including for POSIMIR, DUR-928, Relday, ELADUR, or ORADUR-ADHD or other ORADUR-based product candidates, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we are developing and may license to third-party collaborators or commercialize ourself;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

NOTE:	POSIMIR®, SABER®, CLOUD™, TRANSDUR®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

The biological activity of DUR-928 has been demonstrated in 8 different animal disease models that we have disclosed involving three animal species. Four of these models represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and four represent acute organ injuries (endotoxin shock, kidney, liver and brain). We have conducted multiple additional animal studies to de-risk and guide the design of future human trials, and to support various patent applications or for future publication.

We are pursuing the development of DUR-928 through two broad programs for: (i) chronic metabolic diseases using an oral formulation, and (ii) acute organ injury using an injectable formulation. We are also evaluating additional indications beyond these broad programs.

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

We are currently conducting a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This open-label Phase 1b trial is a safety and pharmacokinetic study of DUR-928 in subjects with NASH and matched control subjects. We currently anticipate conducting this study in two successive cohorts evaluating two single-dose levels of oral DUR-928. After a PK/safety review at the low dose, the study can proceed to a higher dose. Assuming both cohorts are dosed, the study will comprise approximately 32 subjects, of which approximately 20 will have received DUR-928. The study is being conducted in Australia, and we anticipate that we will obtain results from this trial starting in the third quarter of 2016. We anticipate that the single-ascending-dose Phase 1b clinical trial described above will enable and inform a multiple-dose study in NASH patients and/or patients with other liver function impairment. We are also preparing to request in the near future a pre-IND meeting with the FDA as precursor to submitting an IND later this year which is required to enable future clinical trials in liver diseases in the United States.

Acute Organ Injury Program with DUR-928

In addition to the oral administration clinical studies described above, we have conducted a Phase 1 single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of four doses of DUR-928 when administered by injection. The 24-subject study evaluated DUR-928 in four cohorts of healthy volunteers receiving DUR-928 (n=16 on drug, 8 on placebo) at escalating doses that resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received DUR-928 for 5 consecutive days (n=8 on drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We have started dosing patients for a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients and matched control subjects. We currently anticipate conducting this open-label, safety and pharmacokinetic study in up to three successive cohorts evaluating two or three single-dose levels of injectable DUR-928. After a PK/safety review at each dose, the study can proceed to the next higher dose. Assuming three cohorts are dosed, the study will comprise approximately 45 subjects, of which approximately 30 will have received DUR-928. This study is being conducted in Australia and we anticipate that we will obtain results from this trial in 2016. We anticipate that this trial will enable and inform subsequent patient studies in acute kidney injury and/or other kidney function impairment. Our request for a pre-IND meeting has been granted by the FDA; we anticipate that feedback from that meeting will enable the filing of an IND later in the year which is required to enable future clinical trials in kidney diseases in the United States.

REMOXY® ER and other ORADUR®-based opioid products licensed to Pain Therapeutics

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

Pain Therapeutics submitted an NDA for REMOXY to the FDA in June 2008, and in August 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King assumed responsibility for further development of REMOXY from Pain Therapeutics in March 2009. In July 2009, King met with the FDA to discuss the Complete Response Letter. King took over the NDA from Pain Therapeutics and resubmitted the NDA in December of 2010. In February 2011, King was acquired by Pfizer. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics stated that it had resubmitted the NDA for REMOXY to the FDA. In April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA). In May 2016, the FDA informed Pain Therapeutics that there was a tentative date of August 5, 2016 for an Advisory Committee meeting to review the REMOXY NDA. In July 2016, Pain Therapeutics announced that the FDA had determined that the Advisory Committee meeting is unnecessary and would not be held on August 5. Pain Therapeutics also stated that the FDA advised them that the regulatory review remains active and is on-going, and the PDUFA date of September 25, 2016 remains unchanged.

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

POSIMIR® (SABER®-Bupivacaine)

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

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014 we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we are implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we are switching in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to take approximately one year to enroll. We believe that a positive outcome from this new trial design would result in a stronger NDA resubmission and potential commercial advantages. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial.

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

On January 3, 2013, Zogenix reported positive single-dose pharmacokinetic (PK) results from the Phase 1 clinical trial of Relday. According to Zogenix, adverse events in the Phase 1 trial in patients diagnosed with schizophrenia were generally mild to moderate and consistent with other risperidone products. The Phase 1 clinical trial for Relday was conducted as a single-center, open-label, safety and PK trial of 30 patients with chronic, stable schizophrenia or schizoaffective disorder. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. In March 2015, Zogenix commenced a Phase 1b multi-dose parallel clinical trial, enrolling 60 subjects, for which Zogenix announced positive top line results in September 2015. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2016, we had an accumulated deficit of $422.4 million. Our net loss was $16.9 million for the six months ended June 30, 2016. Our net losses were $22.7 million and $22.1 million for the years ended December 31, 2015 and 2014, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to the second quarter of 2016. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2016. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and Six months ended June 30, 2016 and 2015

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable to the second quarter of 2016, pending establishment of new collaborations or an increase in activities undertaken by us under existing collaborations. In general, we expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs as well as our role in the workplans for those programs at any point in time. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$195	$1,121	$441	$2,278
Santen Pharmaceutical Co. Ltd. (Santen) (2)	148	241	310	548
Pain Therapeutics, Inc. (Pain Therapeutics)	6	163	10	163
Others	22	253	29	527

Total collaborative research and development and other revenue	$371	$1,778	$790	$3,516

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $104,000 for the three and six months ended June 30, 2016 respectively, compared to $64,000 and $127,000 for the corresponding periods in 2015.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $114,000 for the three and six months ended June 30, 2016 respectively, compared to $71,000 and $142,000 for the corresponding periods in 2015.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY and another product. Net product revenues were $2.8 million and $6.0 million in the three and six months ended June 30, 2016, respectively, compared to $2.7 million and $5.7 million for the corresponding periods in 2015. The increase in the three months ended June 30, 2016 was primarily attributable to higher revenue from our ALZET mini pump product line as a result of higher average selling prices and higher units sold, partially offset by lower product revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2015. The increase in the six months ended June 30, 2016 was primarily attributable to higher product revenue from our ALZET mini pump product line as a result of higher average selling prices and higher units sold as well as higher revenue from the sale of certain excipients included in REMOXY and another product compared to the corresponding period in 2015. Revenue from our LACTEL product line in the three and six months ended June 30, 2016 was comparable to the corresponding periods in 2015.

Cost of product revenues

Cost of product revenues were $913,000 and $2.2 million for the three and six months ended June 30, 2016, respectively, compared to $1.0 million and $2.0 million for the corresponding periods in 2015. The decrease in the cost of product revenue in the three months ended June 30, 2016 was primarily the result of lower cost of goods sold related to our LACTEL product line arising from lower manufacturing costs for units sold and lower cost of goods sold related to the sale of certain excipients included in REMOXY and another product, partially offset by higher cost of goods sold related to our ALZET mini pump product line arising from higher units sold compared to the corresponding period in 2015. The increase in the cost of product revenue in the six months ended June 30, 2016 was primarily the result of higher cost of goods sold related to our ALZET mini pump product line arising from higher units sold and from higher cost of goods sold related to the sale of certain excipients included in REMOXY and another product, partially offset by lower cost of goods sold related to our LACTEL product line arising from lower units sold in the six months ended June 30, 2016 compared to the corresponding periods in 2015. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $26,000 and $53,000 for the three and six months ended June 30, 2016, respectively, compared to $27,000 and $56,000 for the corresponding periods in 2015.

As of June 30, 2016, we had 20 manufacturing employees compared with 22 as of June 30, 2015. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development.

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.9 million and $14.5 million for the three and six months ended June 30, 2016, respectively, compared to $5.6 million and $11.0 million for the corresponding periods in 2015. The increase in the three months ended June 30, 2016 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR and other research programs, partially offset by lower research and development costs associated with Relday, depot injectable programs, the Santen ophthalmic program, ORADUR-ADHD, other ORADUR-based opioid products licensed to Pain Therapeutics and REMOXY compared to the corresponding period in 2015, as more fully discussed below. The increase in the six months ended June 30, 2016 was primarily attributable to higher research and development costs associated with POSIMIR, DUR-928, REMOXY and other research programs, partially offset by lower research and development costs associated with Relday, depot injectable programs, the Santen ophthalmic program, other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR and ORADUR-ADHD compared to the corresponding period in 2015 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $357,000 and $710,000 for the three and six months ended June 30, 2016, respectively, compared to $332,000 and $683,000 for the corresponding periods in 2015. As of June 30, 2016, we had 53 research and development employees compared with 55 as of June 30, 2015. We expect research and development expenses to increase in the near future compared to recent quarters as we increase development activities for POSIMIR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
DUR-928	$3,705	$2,022	$6,165	$4,195
POSIMIR (1)	3,135	1,468	5,861	2,414
Depot Injectable Programs	291	508	786	1,002
Relday (1)	202	1,030	439	2,040
Santen ophthalmic program (1)	143	207	259	456
REMOXY (1)	74	87	300	152
ORADUR-ADHD	46	77	142	156
ELADUR (1)	7	1	28	60
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	4	31	39	115
Others	245	207	458	415

Total research and development expenses	$7,852	$5,638	$14,477	$11,005

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Pfizer, Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $3.7 million and $6.2 million in the three and six months ended June 30, 2016, respectively, compared to $2.0 million and $4.2 million for the corresponding periods in 2015. The increases in the three and six months ended June 30, 2016 were primarily due to increased development activities, including higher employee-related costs, non-clinical related expenses, contract manufacturing and contract research expenses incurred for this drug candidate compared with the corresponding periods in 2015.

POSIMIR

Our research and development expenses for POSIMIR were $3.1 million and $5.9 million in the three and six months ended June 30, 2016, respectively, compared to $1.5 million and $2.4 million for the corresponding periods in 2015. The increases in the three and six months ended June 30, 2016 were primarily due to higher employee-related costs, clinical trial expenses, contract manufacturing expenses and chemical and drug supplies expenses for POSIMIR compared with the corresponding periods in 2015.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $291,000 and $786,000 in the three and six months ended June 30, 2016, respectively, compared to $508,000 and $1.0 million for the corresponding periods in 2015. The decreases in the three and six months ended June 30, 2016 were primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding periods in 2015.

Relday

Our research and development expenses for Relday were $202,000 and $439,000 in the three and six months ended June 30, 2016, respectively, compared to $1.0 million and $2.0 million for the corresponding periods in 2015. The decreases in the three and six months ended June 30, 2016 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding periods in 2015.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $143,000 and $259,000 in the three and six months ended June 30, 2016, respectively, compared to $207,000 and $456,000 for the corresponding periods in 2015. The decreases in the three and six months ended June 30, 2016 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2015.

REMOXY

Our research and development expenses for REMOXY were $74,000 and $300,000 in the three and six months ended June 30, 2016, respectively, compared to $87,000 and $152,000 for the corresponding periods in 2015. The decrease in the three months ended June 30, 2016 was primarily due to lower employee-related costs for REMOXY compared with the corresponding period in 2015. The increase in the six months ended June 30, 2016 was primarily due to higher employee-related costs for REMOXY compared with the corresponding period in 2015.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $46,000 and $142,000 in the three and six months ended June 30, 2016, respectively, compared to $77,000 and $156,000 for the corresponding periods in 2015. The decreases in the three and six months ended June 30, 2016 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2015.

Other ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $4,000 and $39,000 in the three and six months ended June 30, 2016, respectively, compared to $31,000 and $115,000 for the corresponding periods in 2015. The decreases in the three and six months ended June 30, 2016 were primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates compared with the corresponding periods in 2015.

ELADUR

Our research and development expenses for ELADUR were $7,000 and $28,000 in the three and six months ended June 30, 2016, respectively, compared to $1,000 and $60,000 for the corresponding periods in 2015. The increase in the three months ended June 30, 2016 was primarily due to higher employee-related costs associated with this product candidate compared with the corresponding period in 2015. The decrease in the six months ended June 30, 2016 was primarily due to lower employee-related costs associated with this product candidate compared with the corresponding period in 2015.

Other DURECT research programs

Our research and development expenses for all other programs were $245,000 and $458,000 in the three and six months ended June 30, 2016, respectively, compared to $207,000 and $415,000 for the corresponding periods in 2015, respectively. The increases in the three and six months ended June 30, 2016 were primarily due to higher employee-related costs incurred for these programs compared with the corresponding periods in 2015.

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

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $2.9 million and $6.0 million for the three and six months ended June 30, 2016, respectively, compared to $2.7 million and $5.5 million for the corresponding periods in 2015. The increases in selling, general and administrative expenses in the three and six months ended June 30, 2016 were primarily due to higher employee related expenses and market research expenses compared to the corresponding periods in 2015. Stock-based compensation expense recognized related to selling, general and administrative personnel was $314,000 and $644,000 for the three and six months ended June 30, 2016, respectively, compared to $265,000 and $535,000 for the corresponding periods in 2015.

As of June 30, 2016, we had 25 selling, general and administrative employees compared with 26 as of June 30, 2015. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2016.

Other income (expense). Interest and other income was $40,000 and $67,000 for the three and six months ended June 30, 2016, respectively, compared to $23,000 and $151,000 for the corresponding periods in 2015. The increase in interest and other income in the three months ended June 30, 2016 was primarily the result of higher cash and investments balance in the second quarter of 2016 compared with the same period in 2015. The decrease in interest and other income in the six months ended June 30, 2016 was primarily the result of a realized gain from the sale of a marketable equity security in the first quarter of 2015.

Interest expense was $558,000 and $1.1 million for the three and six months ended June 30, 2016, respectively, compared to $558,000 and $1.1 million for the corresponding periods in 2015. The interest expense was primarily related to interest expense and amortization of debt discount related to a long-term debt arrangement entered into in June 2015.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $33.9 million at June 30, 2016 compared to $29.3 million at December 31, 2015. These balances include $250,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2016 and December 31, 2015, respectively. The increase in cash, cash equivalents and investments during the six months ended June 30, 2016 was primarily the result of the sale of common stock in the second quarter of 2016 and payments received from collaboration partners and customers, partially offset by ongoing operating expenses.

We used $14.1 million of cash in operating activities for the six months ended June 30, 2016 compared to $9.6 million for the corresponding period in 2015. The cash used for operations was primarily to fund operations as well as our working capital requirements and reflected an increase in net loss of $6.5 million, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We used $7,000 of cash in investing activities for the six months ended June 30, 2016 compared to $435,000 provided by investing activities for the corresponding period in 2015. The decrease in cash received in investing activities was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the six months ended June 30, 2016 compared to the corresponding period in 2015. We anticipate incurring capital expenditures of approximately $100,000 in 2016 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $18.6 million of cash from financing activities for the six months ended June 30, 2016 compared to $12.5 million for the corresponding period in 2015. During the six months of 2016, we raised net proceeds (net of commission) of approximately $2.3 million from the sale of approximately 1.6 million shares of common stock at a weighted average price of $1.48 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015. We also completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25. We received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses from this public offering.

We anticipate that cash used in operating activities will increase in the near future compared to recent quarters.

During the six months ended June 30, 2016, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. However, in July 2016 we refinanced the term loan with Oxford Finance as described in Note 7.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2016, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risks Related To Our Business

Regulatory approval of POSIMIR has been delayed and may be denied, and regulatory approval of our other product candidates is subject to delay or may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice received from the FDA subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we are implementing changes to the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo. At the same time, we are switching the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to take approximately one year to enroll. These changes will add to the time and cost to complete the PERSIST trial, and there can be no assurance that this clinical trial will be completed in a timely manner or generate data necessary to support a successful NDA resubmission. There can also be no assurance that the results of this trial will be sufficient to support FDA approval. The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

We do not control development of REMOXY

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, and we have limited experience in developing such products. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY and POSIMIR to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•	DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH), and we expect to obtain results from this study in 2016. We also are conducting a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients, with data expected to be available from the study in 2016. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we are implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we are switching in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to take approximately one year to enroll. This amendment to the trial will add to the time and cost to complete PERSIST, and could add to the risk of the trial. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•	REMOXY—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY. The issues raised in the Complete Response Letter relate primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. It is possible that the results of such studies will not be satisfactory to the FDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY from Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 is the target action date under the Prescription Drug User Fee Act (PDUFA). In May 2016, the FDA informed Pain Therapeutics that there was a tentative date of August 5, 2016 for an Advisory Committee meeting to review the REMOXY NDA. In July 2016, Pain Therapeutics announced that the FDA had determined that the Advisory Committee meeting is unnecessary and would not be held on August 5. Pain Therapeutics also stated that the FDA advised them that the regulatory review remains active and is on-going, and the PDUFA date of September 25, 2016 remains unchanged. There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a new commercialization partner.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 trial in Taiwan and anticipates completing it in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies. There can be no assurance that Orient Pharma will complete the Phase 3 trial on the anticipated timetable or that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positioned Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In September 2015, Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

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

Early clinical trial results may not predict the results of later trials, and our clinical trials or those of our collaborators for POSIMIR or REMOXY may not satisfy regulatory agencies

While some clinical trials of our product candidates have shown indications of safety and efficacy of our product candidates, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the finding that DUR-928 appears safe in the initial Phase 1 trials may not be confirmed in subsequent Phase 1 or other clinical trials. Likewise, the reduction in pain intensity on movement of POSIMIR compared to bupivacaine HCl in previous trials may not be repeated in the ongoing POSIMIR trial. In the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local hematoma-like discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. For example, the FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. There can be no assurance that Pain Therapeutics will resolve these issues to the satisfaction of the FDA in a timely manner or ever, which could harm our business, prospects and financial condition. Further, the FDA’s Complete Response Letter for POSIMIR raised concerns that insufficient safety data had been provided and FDA has indicated that an additional clinical trial for POSIMIR needs to be conducted. There can be no assurance that the additional clinical trial we are conducting for POSIMIR will be sufficient to obtain FDA approval, and any additional trials would entail added expense and further delay or may preclude product approval, harming our business, prospects and financial condition.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of June 30, 2016, we had $3.1 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have entered into contract manufacturing agreements with multiple vendors for DUR-928. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the clinical trials we are planning, and delays in supply could delay development of DUR-928.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2016, had an accumulated deficit of approximately $422.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of July 25, 2016, we held over 55 unexpired issued U.S. patents and over 355 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2016. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2015 and determined that goodwill was not impaired as of December 31, 2015. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2016, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

In July 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with a maturity date of August 1, 2020. The 2016 Loan Agreement replaces a prior term loan agreement with Oxford Finance originally entered into in June 2014. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The 2016 Loan Agreement provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

In addition, the term loan is secured by substantially all of our assets, except that the collateral does not include any equity interests in the Company, any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The 2016 Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.

The 2016 Loan Agreement also contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the 2016 Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2016 Loan Agreement, which could harm our business, operations and financial condition.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, ELADUR, Relday, REMOXY and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Teva Pharmaceuticals, and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Akarna Therapeutics and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

•	the Federal Healthcare Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti-Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•	the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payers, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

The successful commercialization of our product candidates will depend in part on the extent to which appropriate reimbursement levels for the cost of our product candidates and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers often limit payments or reimbursement for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may limit reimbursement or payment for our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

On each of January 16, 2013 and December 9, 2014, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1). Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

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

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on the Nasdaq Global Market or if we were not in compliance, that our common stock would be eligible for transfer to the Nasdaq Capital Market and remain in compliance with the requirements for listing on that market. Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford, entitling Oxford to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be favorable to the Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other action. Delisting could also adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent, and in April 2016, we completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25. As of July 25, 2016, we had up to $35.7 million of common stock available for sale under the Controlled Equity Offering program and $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the agreements with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1*	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K ((File No. 000-31615) filed on June 23, 2016).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 2, 2016

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 2, 2016

EXHIBIT INDEX

10.1*	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K ((File No. 000-31615) filed on June 23, 2016).

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.