Form 10-Q
period 2016-09-30
DURECT CORP
filed 2016-11-01
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2016, there were 138,581,556 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$5,363	$3,583
Short-term investments	22,403	25,457
Short-term restricted investments	100	—
Accounts receivable (net of allowances of $162 at September 30, 2016 and $161 at December 31, 2015)	1,249	2,222
Inventories	3,641	3,917
Prepaid expenses and other current assets	1,744	3,142

Total current assets	34,500	38,321
Property and equipment (net of accumulated depreciation of $21,273 and $20,971 at September 30, 2016 and December 31, 2015, respectively)	1,290	1,566
Goodwill	6,399	6,399
Long-term investments	1,000	—
Long-term restricted investments	150	250
Other long-term assets	236	236

Total assets	$43,575	$46,772

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,494	$1,286
Accrued liabilities	4,092	4,970
Contract research liabilities	555	575
Deferred revenue, current portion	989	616

Total current liabilities	7,130	7,447
Deferred revenue, non-current portion	1,988	2,269
Long-term debt, net	19,838	19,684
Other long-term liabilities	1,676	2,489
Commitments and contingencies
Stockholders’ equity:
Common stock	14	12
Additional paid-in capital	444,189	420,453
Accumulated other comprehensive income (loss)	6	(14)
Accumulated deficit	(431,266)	(405,568)

Stockholders’ equity	12,943	14,883

Total liabilities and stockholders’ equity	$43,575	$46,772

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Collaborative research and development and other revenue (see Note 2)	$352	$2,052	$1,142	$5,568
Product revenue, net	3,391	2,691	9,366	8,389

Total revenues	3,743	4,743	10,508	13,957

Operating expenses:
Cost of product revenues	2,180	884	4,335	2,912
Research and development	6,805	6,654	21,282	17,659
Selling, general and administrative	3,043	3,177	8,993	8,721

Total operating expenses	12,028	10,715	34,610	29,292

Loss from operations	(8,285)	(5,972)	(24,102)	(15,335)
Other income (expense):
Interest and other income	45	43	112	194
Interest and other expense	(592)	(558)	(1,708)	(1,677)

Net other expense	(547)	(515)	(1,596)	(1,483)

Net loss	$(8,832)	$(6,487)	$(25,698)	$(16,818)

Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	(4)	6	20	(83)

Total comprehensive loss	$(8,836)	$(6,481)	$(25,678)	$(16,901)

Net loss per share
Basic	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Diluted	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Weighted-average shares used in computing net loss per share
Basic	137,933	120,483	130,990	117,718

Diluted	137,933	120,483	130,990	117,718

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(25,698)	$(16,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	342
Stock-based compensation	2,023	1,966
Inventory write-off	642	180
Amortization of debt issuance costs	89	66
Realized gain from sale of marketable equity security, net of tax	—	(117)
Loss on debt extinguishment	9	—
Net amortization/accretion on investment	(172)	(210)
Changes in assets and liabilities:
Accounts receivable	973	(147)
Inventories	(366)	(510)
Prepaid expenses and other assets	1,398	(305)
Accounts payable	208	(223)
Accrued and other liabilities	583	1,003
Contract research liabilities	(20)	272
Deferred revenue	92	(326)

Total adjustments	5,768	1,991

Net cash used in operating activities	(19,930)	(14,827)

Cash flows from investing activities
Purchases of property and equipment	(33)	(194)
Purchases of available-for-sale securities	(24,488)	(24,529)
Proceeds from maturities of available-for-sale securities	26,734	29,710
Proceeds from sale of marketable equity security	—	178

Net cash provided by investing activities	2,213	5,165

Cash flows from financing activities
Payments on equipment financing obligations	(16)	(15)
Payment of additional issuance cost for long-term debt	(173)	(240)
Payment of accrued final payment for long-term debt	(886)	—
Net proceeds from issuances of common stock	20,572	12,626

Net cash provided by financing activities	19,497	12,371

Net increase in cash and cash equivalents	1,780	2,709
Cash and cash equivalents, beginning of the period	3,583	2,680

Cash and cash equivalents, end of the period	$5,363	$5,389

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2016, the operating results and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer and included in products awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from our customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment, due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In September 2016, our licensee, Pain Therapeutics received a Complete Response Letter from the U.S. Food and Drug Administration for Pain Therapeutics’ New Drug Application for REMOXY® ER (oxycodone) extended-release capsules CII. As a result, the Company wrote down certain lots of inventory which are no longer considered to be probable for use prior to expiration and prepaid inventory related to a minimum purchase agreement for an excipient. In the three and nine months ended September 30, 2016, the Company recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for an excipient. As of September 30, 2016, the remaining carrying value of the excipients in the Company’s inventory was $629,000. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.5 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$675	$1,168
Work in process	1,460	1,412
Finished goods	1,506	1,337

Total inventories	$3,641	$3,917

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

Options to purchase approximately 16.9 million and 18.8 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2016, respectively, as the effect would be anti-dilutive. Options to purchase approximately 11.7 million and 16.5 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2015, respectively, as the effect would be anti-dilutive.

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

In November 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$63	$1,494	$503	$3,772
Santen Pharmaceutical Co. Ltd. (Santen) (2)	110	93	420	641
Pain Therapeutics, Inc. (Pain Therapeutics)	153	346	163	509
Others	26	119	56	646

Total collaborative research and development and other revenue	$352	$2,052	$1,142	$5,568

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $156,000 for the three and nine months ended September 30, 2016 respectively, compared to $64,000 and $191,000 for the corresponding periods in 2015.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $171,000 for the three and nine months ended September 30, 2016 respectively, compared to $71,000 and $213,000 for the corresponding periods in 2015.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY® ER and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $153,000 and $163,000 for the three and nine months ended September 30, 2016, respectively compared with $346,000 and $509,000 for the corresponding periods in 2015. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY ER, hydromorphone or oxymorphone) or otherwise amend the agreement. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for the three drug candidates, the Company is entitled to receive milestone payments of up to $7.2 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2016 were $39.8 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $7.2 million in performance milestone payments based on the successful development and approval of the three ORADUR-based opioids. Of these potential milestones, all $7.2 million are development-based milestones. There are no sales-based milestones under the agreement. As of September 30, 2016, the Company had received $1.7 million in cumulative milestone payments.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY ER from Pain Therapeutics, and in February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. The cumulative aggregate payments received by the Company from Pfizer and King as of September 30, 2016 were $7.1 million under this agreement. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY ER from Pfizer. In March 2016, Pain Therapeutics resubmitted the New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval.

Total collaborative research and development revenue recognized for REMOXY ER-related work performed by the Company for Pain Therapeutics was $153,000 and $163,000 for the three and nine months ended September 30, 2016, compared with $346,000 and $397,000 for the corresponding periods in 2015. Prior to March 2009 and after November 2014, the Company recognized collaborative research and development revenue for REMOXY ER-related work for Pain Therapeutics. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2016 were $39.8 million under this agreement.

Long Term Supply Agreement with King (Pfizer)

In November 2009, the Company signed an exclusive long term excipient supply agreement with respect to REMOXY ER with King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to this long term supply agreement. This agreement stipulated the terms and conditions under which the Company would supply to King, based on the Company’s manufacturing cost plus a specified percentage mark-up, two key excipients used in the manufacture of REMOXY ER. The term of the agreement commenced in November 2009 and continued in effect until April 2015, when the related development and license agreement between Pain Therapeutics and King terminated.

Total revenues recognized related to these excipients was $374,000 and $653,000 for the three and nine months ended September 30, 2016 compared to zero and $96,000 for the corresponding periods in 2015. The associated cost of goods sold was $92,000 and $216,000 for the three and nine months ended September 30, 2016, compared with zero and $51,000 for the corresponding periods in 2015. Recent orders for these excipients from Pain Therapeutics have been processed through mutually agreeable purchase orders, in the absence of an existing long-term contract. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of September 30, 2016), and $75 million are sales-based milestones (none of which had been achieved as of September 30, 2016). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2016 were $20.1 million under these agreements.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Ratable recognition of upfront payment	$52	$64	$156	$191
Research and development expenses reimbursable by Zogenix	11	1,430	347	3,581

Total collaborative research and development revenue	$63	$1,494	$503	$3,772

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2016). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including written notice of a material uncured breach. As of September 30, 2016, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Ratable recognition of upfront payment	$57	$71	$171	$213
Research and development expenses reimbursable by Santen	53	22	249	428

Total collaborative research and development revenue	$110	$93	$420	$641

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2016 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$558	$—	$—	$558
Certificates of deposit	250	—	—	250
Commercial paper	6,391	—	—	6,391
Corporate debt	2,659	—	(3)	2,656
U.S. Government agencies	17,746	9	—	17,755

	$27,604	$9	$(3)	$27,610

Reported as:
Cash and cash equivalents	$3,957	$—	$—	$3,957
Short-term investments	22,397	9	(3)	22,403
Short-term restricted investments	100	—	—	100
Long-term investments	1,000	—	—	1,000
Long-term restricted investments	150	—	—	150

	$27,604	$9	$(3)	$27,610

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$81	$—	$—	$81
Certificates of deposit	250	—	—	250
Commercial paper	898	—	—	898
Corporate debt	5,215	1	(5)	5,211
U.S. Government agencies	19,558	1	(11)	19,548

	$26,002	$2	$(16)	$25,988

Reported as:
Cash and cash equivalents	$281	$—	$—	$281
Short-term investments	25,471	2	(16)	25,457
Long-term restricted investments	250	—	—	250

	$26,002	$2	$(16)	$25,988

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2016, by contractual maturity (in thousands):

	September 30, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$26,046	$26,052
Mature after one year through two years	1,000	1,000

	$27,046	$27,052

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2016.

As of September 30, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2016, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of product revenues	$27	$25	$80	$81
Research and development	362	359	1,072	1,042
Selling, general and administrative	227	308	871	843

Total stock-based compensation	$616	$692	$2,023	$1,966

As of September 30, 2016 and December 31, 2015, $14,000 and $13,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2016 and 2015) and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options
Risk-free rate	1.4-1.6%	1.9-2.4%	1.3-1.9%	1.0-2.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.0-10.0	7.0-10.0	6.5-10.0	6.5-10.0
Volatility	76-82%	78-84%	76-83%	78-85%

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan
Risk-free rate	0.4%	0.1%	0.3-0.4%	0.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	66%	76%	66-68%	76-95%

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

In July 2016, the Company renegotiated the terms of its $20.0 million secured single-draw term loan with Oxford Finance with such renegotiated terms being formalized in a new Loan and Security Agreement (the “2016 Loan Agreement”). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment and interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. In connection with this renegotiation, the Company also paid Oxford Finance $886,000, which represented a portion of the final payment which would have been payable to Oxford Finance when the loan became due.

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

As of September 30, 2016, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

As of September 30, 2016, the carrying value of the term loan approximated its fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. Future maturities and interest payments under the term loan as of September 30, 2016, were as follows (in thousands):

Three months ended December 31, 2016	$406
2017	1,612
2018	8,698
2019	8,724
2020	6,642

Total minimum payments	26,082
Less amount representing interest	(6,082)

Gross balance of long-term debt	20,000
Less unamortized debt discount	(162)

Carrying value of long-term debt	19,838
Less current portion of long-term debt	—

Long-term debt, less current portion and unamortized debt discount	$19,838

Interest expense, including amortization of the debt discount, related to the long-term debt was $583,000 and $1.7 million for the three and nine months ended September 30, 2016, respectively, compared to $557,000 and $1.7 million for the corresponding periods in 2015. Upon the repayment of the existing loan agreement in July 2016, the Company recognized a loss on debt extinguishment of approximately $9,000 in the three and nine months ended September 30, 2016 within other income (expense) in the Condensed Statements of Comprehensive Loss.

Note 6. Stockholders’ Equity

During the third quarter of 2016, the Company raised net proceeds (net of commission) of approximately $1.9 million from the sale of 1,042,603 shares of its common stock at a weighted average price of $1.86 per share in the open market through its Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald, entered into in November 2015. The shares were issued pursuant to a registration statement on Form S-3 declared effective in November 2015. As of October 25, 2016, the Company had up to $33.8 million of common stock available for sale under the Controlled Equity Offering program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	potential regulatory filings for or approval of POSIMIR, REMOXY ER, DUR-928 or any of our other product candidates;

•	the progress of our third-party collaborations, including estimated milestones;

•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;

•	the potential benefits and uses of our products;

•	responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;

•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;

•	market opportunities for products in our product pipeline;

•	the progress and results of our research and development programs;

•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;

•	the results, progress and timing of clinical trials, including for POSIMIR, DUR-928, Relday, ELADUR, or ORADUR-ADHD or other ORADUR-based product candidates, and the possible commencement of future clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;

•	submission and timing of applications for regulatory approval;

•	the impact of FDA, DEA, EMEA and other government regulation on our business;

•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;

•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;

•	products and companies that will compete with the products we are developing and may license to third-party collaborators or commercialize ourself;

•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;

•	the possibility that we may develop additional manufacturing capabilities;

•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

•	our future performance, including our anticipation that we will not derive meaningful revenues from our products in development for at least the next twelve months, potential for future inventory write-offs and our expectations regarding our ability to achieve profitability;

•	sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need for additional financing, including potential sales under our shelf registration statement;

•	our expectations regarding marketing expenses, research and development expenses, and selling, general and administrative expenses;

•	the composition of future revenues; and

•	accounting policies and estimates, including revenue recognition policies.

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

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research and design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, we conduct research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

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

Epigenetic Regulator Program and New Chemical Entities

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenetic modifications play an important role in regulation of key cellular processes. DUR-928 is our program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

NOTE:	POSIMIR®, SABER®, CLOUD®, TRANSDUR®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

The biological activity of DUR-928 has been demonstrated in 10 different animal disease models that we have disclosed involving three animal species. These models represent acute organ injuries and chronic disorders involving kidney, liver, brain and multi-organ injuries. We have conducted multiple additional animal studies to de-risk and guide the design of future human trials, and to support various patent applications or for future publication.

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

We are currently conducting a single-ascending-dose Phase 1b clinical trial with DUR-928 in liver function impaired (nonalcoholic steatohepatitis or NASH) patients in Australia. This open-label Phase 1b trial is a safety and pharmacokinetic (PK) study of DUR-928 in subjects with NASH and matched control subjects (matched by age, body mass index and gender with normal liver function). This study is being conducted in successive cohorts evaluating single-dose levels of orally administered DUR-928. The first, low dose, cohort consisted of 10 subjects with NASH (of which 4 were cirrhotic and 6 were not cirrhotic) and 6 matched control subjects. After a PK/safety review at the low dose, the study has proceeded to the higher dose cohort utilizing a dose four times larger than the low dose cohort. Data from the first cohort showed the PK parameters between the NASH patients and the matched control subjects were comparable. Also, while this study was not designed to assess the efficacy of DUR-928 as a therapy for NASH, it was observed that certain clinical chemistry biomarkers for liver function and liver injury, were reduced 12 hours after dosing with DUR-928 as compared to before dosing. Furthermore, high sensitivity C-Reactive Protein (hsCRP), a marker of inflammation, was reduced after dosing with DUR-928. IL-18, an important inflammatory mediator implicated in both liver and kidney diseases, decreased in the NASH patients as soon as a few hours after dosing, with the effect more pronounced in cirrhotic subjects at 12 hours after dosing; there was little or no change of IL-18 levels in matched control subjects. In addition, both full length CK18 (a generalized cell death marker) and cleaved CK18 (a cell apoptosis marker) were reduced after DUR-928 treatment in the NASH patients, with the effect more pronounced in cirrhotic subjects, and little or no change in matched control subjects. Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver disease. However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that in future studies these biomarker effects will be observed in a statistically significant manner, or that DUR-928 will demonstrate safety or efficacy in treating NASH or other liver diseases in larger controlled trials. We are currently enrolling and dosing patients in the higher dose cohort, which we expect to complete in 2016, and we expect that this single-ascending-dose Phase 1b trial will enable and inform future studies in patients with liver function diseases. We have also requested a pre-IND meeting with the FDA as precursor to submitting an IND which is required to enable a future liver disease clinical trial in the United States.

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

We have started dosing patients for a Phase 1b single-ascending-dose, injectable administration trial in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) patients and matched control subjects with normal kidney function. We currently anticipate conducting this open-label, safety and pharmacokinetic study in two successive cohorts evaluating two single-dose levels of injectable DUR-928. After a PK/safety review at the low dose, the study may proceed to a higher dose. Assuming both cohorts are dosed, the study will comprise approximately 16-18 subjects, of which approximately 10-12 will have received DUR-928. This study is being conducted in Australia, and we anticipate that we will obtain results from this trial in 2016. We anticipate that this trial will enable and inform subsequent patient studies in acute kidney injury and/or other kidney diseases. We recently held a pre-IND meeting with the Cardiovascular and Renal Products Division of the FDA; we anticipate utilizing feedback from that meeting as well as from our clinical advisors to file an IND which is required to enable a future kidney disease clinical trial in the United States.

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

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014 we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we are switching in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the third quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval.

REMOXY® ER and other ORADUR®-based opioid products licensed to Pain Therapeutics

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. The first product being developed under the collaboration is REMOXY ER, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse. Even where abuse deterrent properties exist, opioid drugs such as oxycodone still expose users to the risks of addiction, abuse and misuse. REMOXY ER is intended for patients who have pain serious enough to require daily, around-the-clock opioid treatment and for which alternative treatment options are inadequate. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of REMOXY ER by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER and to the other ORADUR-based opioids.

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals, which had acquired development and commercialization rights for REMOXY ER from Pain Therapeutics, and which was subsequently acquired by Pfizer, resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY ER. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY ER formulation to bridge to the clinical data related to the original REMOXY ER formulation, and an abuse-potential study with the modified formulation. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. Pain Therapeutics has stated that it is evaluating the comments raised by the FDA and is consulting with outside experts.

Phase I clinical trials have been conducted for two of the other ORADUR-based opioid product candidates (hydrocodone and hydromorphone), and an Investigational New Drug (IND) application has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone), hydromorphone and oxymorphone.

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

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate. DURECT retains rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Since 2010, we and Orient Pharma have conducted several Phase I clinical trials in this program with multiple formulations. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has initiated a Phase 3 study in Taiwan and anticipates completing dosing the trial in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps for animal research use;

•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and

•	certain key excipients that are included in REMOXY ER and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2016, we had an accumulated deficit of $431.3 million. Our net loss was $25.7 million for the nine months ended September 30, 2016. Our net losses were $22.7 million and $22.1 million for the years ended December 31, 2015 and 2014, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in the near future compared to the third quarter of 2016. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2016. We do not anticipate meaningful revenues from our pharmaceutical product candidates, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flow from operations for the foreseeable future.

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

Results of Operations

Three and Nine months ended September 30, 2016 and 2015

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

We expect our collaborative research and development revenue in the next few quarters to remain comparable to the third quarter of 2016 unless we are able to establish new collaborations or if we experience an unanticipated increase in activities undertaken by us under existing collaborations. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Collaborator
Zogenix, Inc. (Zogenix) (1)	$63	$1,494	$503	$3,772
Santen Pharmaceutical Co. Ltd. (Santen) (2)	110	93	420	641
Pain Therapeutics, Inc. (Pain Therapeutics)	153	346	163	509
Others	26	119	56	646

Total collaborative research and development and other revenue	$352	$2,052	$1,142	$5,568

(1)	Amounts related to ratable recognition of upfront fees were $52,000 and $156,000 for the three and nine months ended September 30, 2016 respectively, compared to $64,000 and $191,000 for the corresponding periods in 2015.
(2)	Amounts related to ratable recognition of upfront fees were $57,000 and $171,000 for the three and nine months ended September 30, 2016 respectively, compared to $71,000 and $213,000 for the corresponding periods in 2015.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $3.4 million and $9.4 million in the three and nine months ended September 30, 2016, respectively, compared to $2.7 million and $8.4 million for the corresponding periods in 2015. The increases in the three and nine months ended September 30, 2016 were primarily attributable to higher revenue from the sale of certain excipients included in REMOXY ER and another product as well as higher revenue from our LACTEL product line and ALZET mini pump product line as a result of higher average selling prices for these two product lines compared to the corresponding periods in 2015.

Cost of product revenues

Cost of product revenues were $2.2 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, compared to $884,000 and $2.9 million for the corresponding periods in 2015. The increases in the cost of product revenue in the three and nine months ended September 30, 2016 were primarily the result of charges of $926,000 associated with the write down of certain excipients included in REMOXY ER in light of the Complete Response Letter received by Pain Therapeutics for REMOXY ER in September 2016. In addition, we experienced higher cost of goods sold from the sale of certain excipients in the three and nine months ended September 30, 2016, as well as higher cost of goods sold from our LACTEL product line and ALZET mini pump product line arising from higher manufacturing costs for these two product lines compared to the corresponding periods in 2015. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $27,000 and $80,000 for the three and nine months ended September 30, 2016, respectively, compared to $25,000 and $81,000 for the corresponding periods in 2015.

As of September 30, 2016, we had 20 manufacturing employees compared with 21 as of September 30, 2015. We expect the number of employees involved in manufacturing will increase slightly in the near future to meet demand for our LACTEL product line.

Research and development.

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $6.8 million and $21.3 million for the three and nine months ended September 30, 2016, respectively, compared to $6.7 million and $17.7 million for the corresponding periods in 2015. The increase in the three months ended September 30, 2016 was primarily attributable to higher research and development costs associated with DUR-928, partially offset by lower research and development costs associated with Relday, POSIMIR, REMOXY ER, depot injectable programs, and the Santen ophthalmic program, compared to the corresponding period in 2015, as more fully discussed below. The increase in the nine months ended September 30, 2016 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, REMOXY ER and other research programs, partially offset by lower research and development costs associated with Relday, depot injectable programs, the Santen ophthalmic program, other ORADUR-based opioid products licensed to Pain Therapeutics, ELADUR and ORADUR-ADHD compared to the corresponding period in 2015 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $362,000 and $1.1 million for the three and nine months ended September 30, 2016, respectively, compared to $359,000 and $1.0 million for the corresponding periods in 2015. As of September 30, 2016, we had 52 research and development employees compared with 56 as of September 30, 2015. We expect research and development expenses to increase in the near future compared to recent quarters as we increase development activities for POSIMIR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
DUR-928	$3,873	$1,969	$10,038	$6,164
POSIMIR (1)	2,175	2,422	8,036	4,836
Depot Injectable Programs	299	343	1,085	1,345
REMOXY ER (1)	179	311	479	463
Santen ophthalmic program (1)	62	80	321	536
Relday (1)	13	1,313	452	3,353
ORADUR-ADHD	13	24	155	180
ELADUR (1)	6	6	34	66
Other ORADUR-based opioid products licensed to Pain Therapeutics (1)	1	4	40	106
Others	184	182	642	610

Total research and development expenses	$6,805	$6,654	$21,282	$17,659

(1)	See Note 2 Strategic Agreements in the condensed financial statements for more details about our agreements with Pfizer, Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $3.9 million and $10.0 million in the three and nine months ended September 30, 2016, respectively, compared to $2.0 million and $6.2 million for the corresponding periods in 2015. The increases in the three and nine months ended September 30, 2016 were primarily due to increased development activities, including higher employee-related costs, clinical trial expenses, non-clinical related expenses, contract manufacturing and contract research expenses incurred for this drug candidate compared with the corresponding periods in 2015.

POSIMIR

Our research and development expenses for POSIMIR were $2.2 million and $8.0 million in the three and nine months ended September 30, 2016, respectively, compared to $2.4 million and $4.8 million for the corresponding periods in 2015. The decrease in the three months ended September 30, 2016 was primarily due to lower employee-related costs as well as lower chemical and drug supplies expenses, partially offset by higher clinical trial expenses and contract manufacturing expenses for POSIMIR compared with the corresponding period in 2015. The increase in the nine months ended September 30, 2016 was primarily due to higher employee-related costs, clinical trial expenses and contract manufacturing expenses, partially offset by lower chemical and drug supplies expenses for POSIMIR compared with the corresponding period in 2015.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $299,000 and $1.1 million in the three and nine months ended September 30, 2016, respectively, compared to $343,000 and $1.3 million for the corresponding periods in 2015. The decreases in the three and nine months ended September 30, 2016 were primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding periods in 2015.

REMOXY ER

Our research and development expenses for REMOXY ER were $179,000 and $479,000 in the three and nine months ended September 30, 2016, respectively, compared to $311,000 and $463,000 for the corresponding periods in 2015. The decrease in the three months ended September 30, 2016 was primarily due to lower employee-related costs for REMOXY ER compared with the corresponding period in 2015. The increase in the nine months ended September 30, 2016 was primarily due to higher employee-related costs for REMOXY ER compared with the corresponding period in 2015.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $62,000 and $321,000 in the three and nine months ended September 30, 2016, respectively, compared to $80,000 and $536,000 for the corresponding periods in 2015. The decreases in the three and nine months ended September 30, 2016 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2015.

Relday

Our research and development expenses for Relday were $13,000 and $452,000 in the three and nine months ended September 30, 2016, respectively, compared to $1.3 million and $3.4 million for the corresponding periods in 2015. The decreases in the three and nine months ended September 30, 2016 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding periods in 2015.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $13,000 and $155,000 in the three and nine months ended September 30, 2016, respectively, compared to $24,000 and $180,000 for the corresponding periods in 2015. The decreases in the three and nine months ended September 30, 2016 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2015.

ELADUR

        Our research and development expenses for ELADUR were $6,000 and $34,000 in the three and nine months ended September 30, 2016, respectively, compared to $6,000 and $66,000 for the corresponding periods in 2015. Our research and development expenses for ELADUR were comparable in the three months ended September 30, 2016 and 2015. The decrease in the nine months ended September 30, 2016 was primarily due to lower employee-related costs associated with this product candidate compared with the corresponding period in 2015.

Other ORADUR-based opioid products licensed to Pain Therapeutics

Our research and development expenses for other ORADUR-based opioid products licensed to Pain Therapeutics were $1,000 and $40,000 in the three and nine months ended September 30, 2016, respectively, compared to $4,000 and $106,000 for the corresponding periods in 2015. The decreases in the three and nine months ended September 30, 2016 were primarily due to lower employee-related costs as well as lower outside expenses associated with these product candidates compared with the corresponding periods in 2015.

Other DURECT research programs

Our research and development expenses for all other programs were $184,000 and $642,000 in the three and nine months ended September 30, 2016, respectively, compared to $182,000 and $610,000 for the corresponding periods in 2015, respectively. The increases in the three and nine months ended September 30, 2016 were primarily due to higher employee-related costs incurred for these programs compared with the corresponding periods in 2015.

We expect our research and development expenses to increase in the coming quarters, primarily driven by clinical trial expenses for POSIMIR and DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.0 million and $9.0 million for the three and nine months ended September 30, 2016, respectively, compared to $3.2 million and $8.7 million for the corresponding periods in 2015. The decrease in selling, general and administrative expenses in the three months ended September 30, 2016 was primarily due to lower patent expenses and stock-based compensation expenses compared to the corresponding period in 2015. The increase in selling, general and administrative expenses in the nine months ended September 30, 2016 were primarily due to higher employee related expenses and market research expenses compared to the corresponding period in 2015. Stock-based compensation expense recognized related to selling, general and administrative personnel was $227,000 and $871,000 for the three and nine months ended September 30, 2016, respectively, compared to $308,000 and $843,000 for the corresponding periods in 2015.

As of September 30, 2016, we had 24 selling, general and administrative employees compared with 26 as of September 30, 2015. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2016.

Other income (expense). Interest and other income was $45,000 and $112,000 for the three and nine months ended September 30, 2016, respectively, compared to $43,000 and $194,000 for the corresponding periods in 2015. The increase in interest and other income in the three months ended September 30, 2016 was primarily the result of higher yields generated on cash and investments in the third quarter of 2016 compared with the same period in 2015. The decrease in interest and other income in the nine months ended September 30, 2016 was primarily the result of a realized gain of $117,000 from the sale of a marketable equity security in the first quarter of 2015.

Interest and other expense was $592,000 and $1.7 million for the three and nine months ended September 30, 2016, respectively, compared to $558,000 and $1.7 million for the corresponding periods in 2015. The interest and other expense was primarily related to interest payment and amortization of debt discount related to a long-term debt arrangement entered into in June 2014, which was amended in July 2015 and refinanced in July 2016.

Liquidity and Capital Resources

        We had cash, cash equivalents and investments totaling $29.0 million at September 30, 2016 compared to $29.3 million at December 31, 2015. These balances include $250,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2016 and December 31, 2015, respectively. The decrease in cash, cash equivalents and investments during the nine months ended September 30, 2016 was primarily the result of the ongoing operating expenses and interest payments, partially offset by $20.6 million of cash received from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and payments received from collaboration partners and customers.

We used $19.9 million of cash in operating activities for the nine months ended September 30, 2016 compared to $14.8 million for the corresponding period in 2015. The cash used for operations was primarily to fund operations as well as our working capital requirements and reflected an increase in net loss of $8.8 million, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $2.2 million of cash from investing activities for the nine months ended September 30, 2016 compared to $5.2 million provided by investing activities for the corresponding period in 2015. The decrease in cash received in investing activities was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the nine months ended September 30, 2016 compared to the corresponding period in 2015. We anticipate incurring capital expenditures of approximately $125,000 in 2016 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $19.5 million of cash from financing activities for the nine months ended September 30, 2016 compared to $12.4 million for the corresponding period in 2015. During the nine months ended September 30, 2016, we raised net proceeds (net of commission) of approximately $4.2 million from the sale of approximately 2.6 million shares of common stock at a weighted average price of $1.63 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015. We also completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25. We received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses from this public offering.

We anticipate that cash used in operating activities will increase in the near future compared to the third quarter ended September 30, 2016.

During the nine months ended September 30, 2016, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2016, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risks Related To Our Business

New chemical entities derived from our Epigenetic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in viable commercial products

Our Epigenetic Regulator Program is in the early stages of development, involves a novel therapeutic approach and new chemical entities, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our Epigenetic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. As a result, the product candidates from our Epigenetic Regulator Program may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities may be more demanding than that for product candidates under our Drug Delivery Programs, for which we may be able to leverage existing data under Section 505(b)(2) of the Act to reduce development risk, time and cost. For example, we have yet to define the therapeutic dose or dosing regimen for DUR-928, the first drug candidate in our Epigenetic Regulator Program.

Also, because our Epigenetic Regulator Program is in early stages, we have not defined with precision those indications we wish to pursue initially, each of which may have unique challenges. If the first indications pursued do not show positive results, the credibility of any product candidate from this program may be tarnished, even if the molecule might be effective for other indications. Our decisions regarding which indications to pursue may cause us to fail to capitalize on indications that could have given rise to viable commercial products and profitable market opportunities.

Early indications of activity from Phase 1 clinical trials of DUR-928 may not predict the results of later trials

While Phase 1 clinical trials of DUR-928 have shown some biomarker indications of activity in patients with NASH, these trials are designed to assess the safety of DUR-928, and are not designed to evaluate its efficacy. Additional controlled Phase 2 and Phase 3 trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH. There can be no assurance that these studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner.

Prior clinical trial efficacy results for POSIMIR may not be confirmed

While some clinical trials of our product candidates have shown indications of safety and efficacy, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the reduction in pain intensity on movement of POSIMIR compared to bupivacaine HCl in previous trials may not be repeated in the ongoing POSIMIR trial. In addition, in the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. There can be no assurance that the additional clinical trial we are conducting for POSIMIR will be sufficient to obtain FDA approval, and any additional trials would entail added expense and further delay or may preclude product approval, harming our business, prospects and financial condition.

Regulatory approval of POSIMIR has been delayed and may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. After the start of this trial, we received additional correspondence from the FDA regarding the clinical trial design. In April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control, and starting in August 2016, we began implementing changes to the PERSIST trial to evaluate POSIMIR against bupivacaine HCl rather than placebo, and to modify the endpoints of the trial. These changes will add to the time and cost to complete the PERSIST trial, and there can be no assurance that this clinical trial will be completed in a timely manner or generate data necessary to support a successful NDA resubmission. There can also be no assurance that the changes to the protocol we have implemented will satisfy all of the FDA’s concerns, including regarding the dosing of the bupivacaine HCl comparator, or that the results of this trial will be sufficient to support FDA approval.

The FDA may require more information or clinical studies for all of our product candidates

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, as they have in their Complete Response Letter for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

We do not control development of REMOXY ER

We have relied on Pain Therapeutics, King Pharmaceuticals, and Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that Pain Therapeutics will continue development of REMOXY ER, or if Pain Therapeutics continues development of REMOXY ER, there can be no assurance that a NDA for REMOXY ER will ever be approved by the FDA. Any further delay or discontinuation in the development of REMOXY ER will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

•	with respect to each new chemical entity, determining appropriate indications;

•	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;

•	determining the appropriate route of administration and drug dosage for use in the pharmaceutical product candidate;

•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;

•	demonstrating the drug formulation will be stable for commercially reasonable time periods;

•	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication at an achievable dose;

•	demonstrating abuse deterrent properties to the satisfaction of the FDA for certain products for which abuse-deterrence is considered an important feature by the FDA, and

•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

        The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER and POSIMIR to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-ADHD and other ORADUR-based opioid products, Relday, or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for POSIMIR, REMOXY ER, DUR-928 or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•	DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016, we initiated a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH), and we expect to obtain full results from this study in 2016. One patient in the higher dose cohort of this study experienced a serious adverse event which successfully resolved but was considered possibly treatment related by the physician due to its temporal association with dosing. We also are conducting a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients, with data expected to be available from the study in 2016. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•	POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we are switching in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the third quarter of 2017. This amendment to the trial will add to the time and cost to complete PERSIST, and could add to the risk of the trial. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•	REMOXY ER—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY ER. The issues raised in the Complete Response Letter related primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY ER. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY ER from Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in April 2016, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. Pain Therapeutics further stated that September 25, 2016 wais the target action date under the Prescription Drug User Fee Act (PDUFA). In September 2016, Pain Therapeutics received a Complete Response Letter from the U.S. Food and Drug Administration for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a new commercialization partner.

•	ORADUR-ADHD—Since 2010, we and Orient Pharma conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. We and Orient Pharma have selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has initiated a Phase 3 trial in Taiwan and anticipates completing dosing the trial in 2016. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies. There can be no assurance that Orient Pharma will complete the Phase 3 trial on the anticipated timetable or that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•	Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. According to Zogenix, the positive results from this study extension positioned Zogenix to begin a multi-dose clinical trial, which would provide the required steady-state pharmacokinetic and safety data prior to initiating Phase 3 development studies. In September 2015, Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it has now initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

•	ELADUR—A Phase 2a clinical trial in post-herpetic neuralgia (PHN or post-shingles pain) was completed and positive efficacy trends were reported in the fourth quarter of 2007. King, which assumed worldwide development and commercialization rights for ELADUR through its acquisition of Alpharma, conducted a Phase 2 clinical trial to evaluate ELADUR for the treatment of chronic low back pain and reported in April 2011 that the primary efficacy endpoint for the trial was not met. In February 2012, Pfizer, which assumed worldwide development and commercialization rights to ELADUR through its acquisition of King, notified us that they were returning their worldwide development and commercialization rights to ELADUR. In January 2014, we and Impax entered into an agreement, pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR. There can be no assurance that Impax will continue to develop ELADUR or will be able to successfully develop ELADUR to obtain marketing approval by the FDA or other regulatory agencies.

•	ORADUR-based opioids—In addition to REMOXY ER, Phase 1 clinical trials have been conducted for two other ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for another ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In May 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone), hydromorphone or oxymorphone. There can be no assurance that we or our collaborator will be able to successfully develop ORADUR-based formulations of oxycodone, hydromorphone or oxymorphone to obtain marketing approval by the FDA or other regulatory agencies.

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

Many of our drug candidates under development, including REMOXY ER and our other ORADUR-based opioids are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

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

Many of our drug candidates including REMOXY ER and other ORADUR-based opioid drug candidates are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Pain Therapeutics, Zogenix, Impax, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute REMOXY ER and certain other ORADUR-based products, Relday, ELADUR and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIMIR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIMIR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Pain Therapeutics, Zogenix, Impax, Santen or Orient Pharma could have similar effects.

Our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen recent declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. We do not expect our collaboration revenues to increase unless we enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY ER and certain other ORADUR-based opioids, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Such transactions can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of September 30, 2016, we had $3.0 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including POSIMIR, REMOXY ER and our other ORADUR-based drug candidates, ELADUR, Relday and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR, REMOXY ER and our other ORADUR-based drug candidates, Relday and ELADUR. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2016, had an accumulated deficit of approximately $431.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, REMOXY ER, our other ORADUR-based drug candidates, Relday and ELADUR, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER, our other ORADUR-based drug candidates, Relday, ELADUR and certain other pharmaceutical product candidates we have under development, and Hospira was our sole supplier for clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of October 25, 2016, we held over 55 unexpired issued U.S. patents and over 315 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY ER, are as follows:

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

In the U.S., REMOXY ER is covered by five patent families. Two patent families include granted patents expiring in at least 2025 and 2031, respectively. The patent family providing protection until at least 2025 includes ten granted patents. The other three patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2034, and 2034, respectively, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these five patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by four granted patents with two expiring in each of 2023 and 2026, respectively, plus any eligible patent term extensions.

Our Epigenetic Regulator Program includes six in-licensed patent families. Two patent families each include at least one granted patent expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, and 2035, respectively, plus any eligible patent term adjustments and extensions. Of the six patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the U.S., and the other four have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the U.S. under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and two of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

Some of our pharmaceutical product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. REMOXY ER and our other ORADUR-based drug candidates, and certain other product candidates we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2016. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2015 and determined that goodwill was not impaired as of December 31, 2015. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for excipients in the year ended December 31, 2014 as a result of a change in the forecasted demand for the excipients after Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY ER and return its rights to Pain Therapeutics. In addition, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for excipients in the three and nine months ended September 30, 2016 as a result of a change in the forecasted demand for the excipients after Pain Therapeutics received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2016, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

We depend upon key personnel who may terminate their employment with us at any time, and we may need to hire additional qualified personnel

Our success will depend to a significant degree upon the continued services of key management, technical and scientific personnel. In addition, our success will depend on our ability to attract and retain other highly skilled personnel, particularly as we develop and expand our Epigenetic Regulator Program. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources.

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

In July 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with a maturity date of August 1, 2020. The 2016 Loan Agreement replaces a prior term loan agreement with Oxford Finance originally entered into in June 2014. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The 2016 Loan Agreement provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. Our debt repayment obligations under the 2016 Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The 2016 Loan Agreement also contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the 2016 Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, the failure to deliver an unqualified audit report, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2016 Loan Agreement, which could harm our business, operations and financial condition.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics and others have development plans for products to treat NAFLD/NASH. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.

POSIMIR, ELADUR, Relday, REMOXY ER and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Teva Pharmaceuticals, and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, REMOXY ER and other ORADUR-based drug candidates, DUR-928, Relday and ELADUR. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

In addition, market adoption of POSIMIR may depend on what data from clinical studies is included in the product label and market adoption of REMOXY ER may depend on the extent to which the product label includes claims for abuse deterrence, and there can be no assurance as to what the final products labels will contain. Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve anticipated revenues.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent, and in April 2016, we completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25. As of October 25, 2016, we had up to $33.8 million of common stock available for sale under the Controlled Equity Offering program and $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the agreements with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of third-party collaborators to continue development of the respective product candidates they are developing;

•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIMIR, REMOXY ER or our other ORADUR-based drug candidates, DUR-928, Relday, ELADUR or other product candidates;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies or law enforcement agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities, or those of our third party collaborators;

•	announcements of technological innovations, patents, product approvals or new products by our competitors;

•	regulatory, judicial and patent developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning our strategic alliances or acquisitions;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;

•	potential failure to meet continuing listing standards from The NASDAQ Global Market;

•	loss or disruption of facilities due to natural disasters;

•	changes in accounting principles; or

•	loss of any of our key scientific or management personnel.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us

Provisions of Delaware law, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Loan and Security Agreement between the Company and Oxford Finance LLC dated July 28, 2016.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 1, 2016

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 1, 2016

EXHIBIT INDEX

10.1	Loan and Security Agreement between the Company and Oxford Finance LLC dated July 28, 2016.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document