Form 10-K
period 2016-12-31
DURECT CORP
filed 2017-03-15
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Bubb Road

Cupertino, CA 95014

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 777-1417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (The Nasdaq Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $135,648,965 as of June 30, 2016 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 141,892,834 shares of the registrant’s Common Stock issued and outstanding as of March 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2017 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2016.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Our product pipeline currently consists of multiple investigational drug candidates in clinical development.  DUR‑928, a new chemical entity in Phase 1 development, is the lead candidate in DURECT’s Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury, chronic metabolic diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH) and other liver diseases with both broad and orphan populations, and inflammatory skin conditions such as psoriasis.  DURECT’s advanced oral, injectable, and transdermal delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs. One late-stage development program in this category is POSIMIR® (SABER®-Bupivacaine), an investigational analgesic product intended to deliver bupivacaine to provide up to 3 days of pain relief after surgery.  Another late stage development program is REMOXY® ER (oxycodone), an investigational extended release pain relief drug based on DURECT’s ORADUR® technology.

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

New Chemical Entities from our Epigenetic Regulator Program

Our Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetics is the study of how reversible modifications of a cell’s DNA or histones (proteins associated with DNA) affect gene expression without altering the DNA sequence. Epigenetics is the study of large scale effects on cellular function and interrelated collections of epigenetic modifications. Epigenetic modifications play an important role in regulation of key cellular processes. DUR-928 is the program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

NOTE: POSIMIR®, SABER®, CLOUD®, TRANSDUR®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Our major product research and development efforts for new chemical entities derived from our Epigenetic Regulator Program are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Stage

• DUR-928, oral	• Metabolic disorders / chronic liver diseases	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

• DUR-928, injectable	• Acute organ injuries	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1
• DUR-928, topical	• Inflammatory skin conditions such as psoriasis	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various diseases and syndromes for orphan indications as well as for broader patient populations. The lead compound from this program (DUR-928) is an endogenous, orally available small molecule that modulates the activity of various nuclear receptors that play an important regulatory role in lipid homeostasis, inflammation and cell survival.

The biological activity of DUR-928 has been demonstrated in over 10 different animal disease models involving three animal species. Five of these disease models represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and five represent acute organ injuries (endotoxin shock, kidney, liver and brain).

We are pursuing the development of DUR-928 through three broad programs for: (i) chronic metabolic disorders or liver diseases using an oral formulation, (ii) acute organ injury using an injectable formulation, and (iii) inflammatory skin disorders such as psoriasis using a topical formulation. We are also evaluating additional indications beyond these programs.

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, dogs and monkeys, DUR-928 has been found to be orally available and safe at all doses tested to date. These non-clinical results supported the initiation of DUR-928 into human safety trials with an oral formulation. Pharmacokinetic and toxicity studies with an injectable formulation were also conducted in rats and dogs; these non-clinical results supported the initiation of DUR-928 into human safety trials with an injectable formulation.

Chronic Metabolic Disease Program with DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the U.S. Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the U.S., Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH. In addition to these large populations of patients with liver disease, there are a number of orphan patient populations with various forms of liver disease for which we may seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

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

Our first patient trial utilizing DUR-928 was an open-label, single-ascending-dose safety and pharmacokinetic (PK) Phase 1b trial in liver function impaired (NASH) patients and matched control subjects (matched by age, body mass index and gender with normal liver function).  This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.

An abstract for this study has been accepted and data from the study will be presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam, April 19-23, 2017. In addition, an abstract describing our two STAM™ NASH mouse model studies has been accepted at the AASLD Emerging Trends Conference 2017: Emerging Trends in Non-alcoholic Fatty Liver Disease in Washington, DC.  That data will be presented on March 17, 2017.

The low dose cohort consisted of 10 subjects with NASH (of which 4 were cirrhotic and 6 were not cirrhotic) and 6 matched control subjects.  After a PK/safety review of this cohort, the study proceeded to the high dose cohort utilizing a dose four times larger than the low dose cohort.  The high dose cohort consisted of 10 subjects with NASH (of which 2 were cirrhotic and 8 were not cirrhotic) and 6 matched control subjects.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent.

While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   In both cohorts, IL-18, an inflammatory mediator implicated in both liver and kidney diseases, decreased hours after DUR-928 dosing, with the effect greater in the NASH patients.  Full length CK-18 (a generalized cell death marker) and cleaved CK-18 (a cell apoptosis marker) were both greatly reduced after low and high doses of DUR-928, with the effect, again, more pronounced in NASH patients.

Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver disease.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be observed in a statistically significant manner, or that DUR-928 will demonstrate safety or efficacy in treating NASH or other liver diseases in larger controlled trials.

Acute Organ Injury Program with DUR-928

Market Opportunity.    Acute organ injury, including acute kidney injury (AKI) and other conditions, is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. AKI alone, for example, affects approximately 2.8 million patients per year in the U.S. and is associated with increased mortality, prolonged hospital stays, and worsening of chronic kidney disease. In addition to this large population of patients, there are a number of orphan and broad patient populations with various forms of acute organ injury for which we may seek to develop DUR-928.

Clinical Program.    In addition to the oral administration clinical studies described above, we have conducted a Phase 1 single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics of four doses of DUR-928 when administered by injection. The 24-subject study evaluated DUR-928 in four cohorts of healthy volunteers (16 subjects on the drug, 8 on placebo) at escalating doses that resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending-dose intravenous infusion (IV) study with 16 healthy volunteers and observed no treatment related serious adverse events and the systemic exposure related to IV infusion was dose proportional.

Our second Phase 1b study with DUR-928, also being conducted in Australia, is an open-label, single-ascending-dose safety and pharmacokinetic study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control subjects (matched by age, body mass and gender with normal kidney function).  This study is being conducted in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of DUR-928 administered by intramuscular injection.

The low dose cohort consisting of 6 kidney function impaired patients and 3 matched control subjects has been completed.  After a PK/safety review of this cohort, the study has proceeded to the high dose cohort utilizing a dose four times larger than the low dose cohort.  Data from the low dose cohort showed the PK parameters between the kidney function impaired patients and the matched control subjects were comparable. The high dose cohort of this study is currently enrolling patients.

We have been working with our clinical advisors to design several Phase 2 studies and are planning to submit INDs which are required to enable these studies to take place in the United States in 2017.  In 2016, we held a pre-IND meeting with the Cardiovascular and Renal Products Division of the FDA, and we are utilizing feedback from that meeting as well as from our clinical advisors to prepare an IND which is required to enable a future Phase 2 kidney disease clinical trial in the United States. In addition, we submitted an initial IND in late December 2016 for a proposed Phase 2 liver study.  The FDA has requested certain drug-drug interaction data and has made suggestions as to modifications to our proposed protocol.  We are working to address FDA’s request and are consulting with our clinical advisors to finalize the study protocol.

Psoriasis Program with DUR-928

Market opportunity.  Psoriasis is an autoimmune / inflammatory skin condition that affects approximately 7.5 million Americans.  It is generally considered to be undertreated and there is treatment dissatisfaction.  Current treatments consist of topicals, typically as first line therapy that seek to slow down or normalize excessive cell reproduction and reduce inflammation associated with psoriasis.  Steroids are the most commonly used topical treatments and they are referred to as anti-inflammatory agents because they reduce the swelling and redness of lesions.  If topicals are insufficient, then systemic medications are used which may entail safety concerns.

Clinical program.  We conducted an initial exploratory Phase 1b trial in psoriasis patients (n = 9 evaluable patients) in Australia.  The decision to proceed with clinical testing in psoriasis was based on the anti-inflammatory and cell survival properties of DUR-928, including the downregulation of IL-17, full length CK-18, cleaved CK-18, as well as the results of a psoriasis study with DUR-928 in mice. The Phase 1b trial was conducted with intradermal micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 that we are evaluating for a topical application Phase 1b microplaque trial which we expect to commence this year.

Drug Delivery Programs and Pharmaceutical Systems

We are developing pharmaceutical systems that will deliver the right drug to the right place, in the right amount and at the right time to treat chronic and episodic diseases and conditions. Our pharmaceutical systems enable optimized therapy for a given disease or patient population by controlling the rate and duration of drug administration. In addition, if advantageous for the therapy, our pharmaceutical systems can target the delivery of the drug to its intended site of action.

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

We currently have several major active drug delivery technology platforms:

The SABER and CLOUD Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a class of bioerodible injectable depot technology which generally does not contain SAIB but includes various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

•

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

•

High Drug Loading—Drug loading in our bioerodible injectable depot formulations can be as high as 30%, considerably greater than is typical with other commercially available injectable controlled release technologies. As a result, smaller injection volumes are possible with this technology.

•	Ease of Administration—Prior to injection, our bioerodible injectable depot formulations are fairly liquid and therefore can be injected through small needles. Additionally, because of the higher drug concentration of our bioerodible injectable depot formulations, less volume is required to be injected. Small injection volumes and more liquid solutions are expected to result in easier, less painful administration.

•	Patent Protection—Our bioerodible injectable depot technology is covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.
•	Ease of Manufacture—Compared to microspheres and other polymer-based controlled release injectable systems, our bioerodible injectable depot formulations are readily manufacturable at low cost.

The SABER technology is the basis of POSIMIR, for which our NDA received a Complete Response Letter in February 2014 and for which we are currently conducting a Phase 3 trial designed to generate additional clinical data with which to address the issues raised in the Complete Response Letter. The SABER technology is also the basis for Relday, which has completed single and multiple dose Phase 1 clinical trials in the U.S. The SABER technology is also utilized in our Santen Ophthalmic Program as well as multiple feasibility programs. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

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

The ORADUR technology is the basis of REMOXY ER, a unique long-acting oral formulation of the opioid oxycodone designed to discourage common methods of opioid misuse and abuse, and for which Pain Therapeutics received a Complete Response Letter most recently in September 2016. The ORADUR technology has also been applied to develop abuse-deterrent formulations of other opioids, including hydromorphone, hydrocodone and oxymorphone, although these programs are not currently under active development. We also have an ORADUR-ADHD program for which we and Orient Pharma Co., Ltd. (Orient Pharma) have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was selected based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma has completed dosing a Phase 3 trial in Taiwan and anticipates obtaining top-line results from that trial in the second quarter of 2017.

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

Development Strategy.    We are developing POSIMIR, an extended-release formulation of bupivacaine, using our SABER delivery system for the treatment of post-surgical pain. Bupivacaine is an off-patent pharmaceutical agent. The physician would administer POSIMIR at the time of surgery to the surgical site. This formulation is designed to provide extended analgesia from a single dose. We believe that by delivering effective amounts of a potent analgesic to the location from which the pain originates, improved pain control can be achieved with minimal exposure to the remainder of the body and reduced need for systemic analgesics, thus minimizing systemic side effects. POSIMIR is intended to provide local analgesia for up to 3 days, which we believe generally coincides with the time period of greatest need for post-surgical pain control in most patients.

We are in discussions with potential partners regarding licensing development and commercialization rights to POSIMIR, for which we hold worldwide rights.  We are also continuing to evaluate the requirements for commercializing POSIMIR on our own in the U.S., in the event that we determine that to be the preferred route of commercialization.

Clinical Program.    Our POSIMIR clinical development program has been devised to establish the safety and efficacy of POSIMIR for the treatment of post-surgical pain for 3 days. Toward that end, 15 clinical studies have been completed, of which 13 clinical studies were with the final formulation of POSIMIR in either blinded, randomized controlled trials or open-label trials. These 15 trials were included in the Integrated Summary of Safety (ISS) which was included in the POSIMIR NDA. Seven randomized, controlled, parallel design clinical trials of POSIMIR using the instillation method of administration and dose proposed for marketing were included in the Integrated Summary of Efficacy (ISE) which was included in the NDA. Seven different surgical procedures have been investigated, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow a more confident extrapolation of the safety and efficacy data to a broad general surgical population.

Safety

As bupivacaine is a well-known drug with an extensive understanding of its risks and benefits, the safety database in the Integrated Summary of Safety (ISS) is not as large as required for a new chemical entity. In the POSIMIR NDA, a total of 1075 patients were included in the ISS database, 951 of whom had been exposed to POSIMIR or SABER-Placebo in volumes ranging from 2.5 to 10 mL. A total of 683 patients had been exposed to POSIMIR with the dose of bupivacaine ranging from 330 to 990 mg. In addition, a total of 124 patients had been treated with bupivacaine HCl in control groups and 268 patients received SABER-Placebo in control groups.

Overall, the POSIMIR patient groups showed a similar systemic safety profile as the patient groups treated with SABER-Placebo and bupivacaine HCl. Local site reactions were observed more frequently in the POSIMIR and SABER-Placebo groups than in the active comparator groups, most frequently in abdominal surgeries; most of these observations were discolorations (e.g., surgical bruising), the majority of which resolved without treatment during the observation period. There was little difference in the incidence of severe or serious adverse events between the POSIMIR, SABER-Placebo and bupivacaine HCl treatment groups. Most of the serious adverse events seen in these trials appear to be due to complications of surgery, anesthesia, analgesics, or co-morbidity and not POSIMIR-related. The clinical history for serious adverse events has been reviewed and no evidence of bupivacaine toxicity was apparent. The adverse event data was analyzed in a variety of ways to detect any evidence of bupivacaine central nervous system or cardiac toxicity or other unexpected effects. No patients treated with POSIMIR had an instance of a severe central nervous system or cardiac adverse event traditionally associated with bupivacaine toxicity.

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

Results from this study demonstrate that the POSIMIR group experienced a statistically significant reduction in pain intensity of approximately 20% (p=0.012) versus SABER-Placebo. Applying the appropriate statistical test given the data distribution, the POSIMIR group showed a statistically significant reduction of approximately 67%

(p=0.013) in median opioid use in favor of POSIMIR. No statistical differences were found when POSIMIR was compared to bupivacaine HCl.

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

Current Status.    In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the third quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval.

REMOXY ER (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 100 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, plus other extended release oxycodone-based painkillers, accounted for approximately $2.9 billion in U.S. sales in 2015.

Development Strategy.    REMOXY ER is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002.

REMOXY ER is formulated with our ORADUR technology and is designed to discourage common methods of opioid misuse. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $3.0 million in the aggregate for REMOXY ER. As of December 31, 2016, we had received $1.5 million in cumulative milestone payments. We also receive reimbursement for our research and development efforts on REMOXY ER, and a manufacturing profit on our supply of key excipients for use in REMOXY ER and other licensed products. In addition, if commercialized, we will receive royalties for REMOXY ER which do not contain an opioid antagonist of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals (King), which had acquired development and commercialization rights for REMOXY ER from Pain Therapeutics, and which was subsequently acquired by

Pfizer, resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY ER. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY ER formulation to bridge to the clinical data related to the original REMOXY ER formulation, and an abuse-potential study with the modified formulation. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER, and that Pain Therapeutics will provide details of this FDA meeting after receipt of the final meeting minutes.

ORADUR-ADHD Program

Market Opportunity.    Attention Deficit Hyperactivity Disorder (ADHD) is a neurobehavioral condition that is estimated to affect over 5 million (approximately 9%) of U.S. children ages 3-17, according to the U.S. Department of Health and Human Services. The principal characteristics of ADHD are inattention, hyperactivity, and impulsivity. The condition presents itself in childhood and can be life long as a significant number of children with ADHD continue to present symptoms as adults. Over 50% of children with ADHD are estimated to being treated by medication, with stimulants such as amphetamine or methylphenidate as first-line treatments. U.S. sales of ADHD treatments were approximately $10.4 billion in 2016. The 2010 National Survey on Drug Use & Health estimates that 1.1 million Americans over the age of 12 abuse stimulants for euphoric highs and increased performance or wakefulness.

Development Strategy.    We are developing a drug candidate (ORADUR-ADHD) based on our ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-ADHD. We retain rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase 2 study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase 1 and Phase 2 clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR-ADHD in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR-ADHD by Orient Pharma. Orient Pharma has committed to supply a portion of our commercial requirements in all territories other than the United States for ORADUR-ADHD. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma has completed dosing a Phase 3 study in Taiwan and anticipates obtaining top line results from that study in the second quarter of 2017. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies.

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

Development Strategy.    Our transdermal bupivacaine patch (ELADUR) is an investigational drug intended to provide continuous delivery of bupivacaine for up to three days from a single application, as compared to a wearing time limited to 12 hours with currently available lidocaine patches. We anticipate that ELADUR will have several potential differentiating attributes compared with currently marketed lidocaine patches, including extended duration of action and better wearability. During 2008, we received Orphan Drug Designation for bupivacaine for relief of persistent pain associated with PHN, such that if ELADUR is the first bupivacaine product approved for PHN, ELADUR should be eligible to receive seven years of data exclusivity following its approval by the FDA. There can be no assurance that ELADUR will be the first bupivacaine product approved for PHN, and therefore ELADUR may not be entitled to the seven year data exclusivity period for orphan drugs. Effective October 2008, we licensed the worldwide development and commercialization rights for ELADUR to Alpharma Ireland Limited (Alpharma), which was acquired by King in December 2008. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to ELADUR. In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we have granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties established a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement.

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

Relday

Market Opportunity.    Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Relday is being developed to address unmet clinical needs in this large patient population. An existing long-acting injectable risperidone product, which achieved global net sales of approximately $893 million in 2016, requires twice monthly, intramuscular injections and drug reconstitution prior to use. We and Zogenix expect that, if approved, Relday may be the first once-monthly, subcutaneous antipsychotic product that may offer an improved pharmacokinetic profile, significant reduction in injection volume and a simplified dosing regimen. We and Zogenix also expect that, if approved, Relday will provide a new long-acting treatment option for patients that currently use daily oral antipsychotic products.

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

Additional ORADUR-Opioid Products

Since 2006, we also worked with Pain Therapeutics on the development of three additional ORADUR abuse-resistant opioid drug candidates which would address the chronic pain market. Phase 1 clinical trials have been conducted for two of these ORADUR-based products (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for the fourth ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three other ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone), hydromorphone and oxymorphone. In 2016, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydromorphone and oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone).

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

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenetic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenetic Regulator Program. We believe that these new chemical entities may have utility for several metabolic diseases such as NAFLD, NASH and other liver conditions, in acute organ injuries such as acute kidney injury, in various orphan diseases, and in inflammatory skin conditions such as psoriasis. We believe that these product candidates may be of interest to larger pharmaceutical companies and that it may be possible to license the rights to certain products, formulations, indications or territories from this program while retaining the rights to other product candidates, formulations, indications or territories for either our own development and commercialization or for licensing at a later stage of development.

Focus on Chronic Debilitating Medical Conditions, Certain Local Pain Conditions and Certain Acute Indications.    Many of the diseases and disorders that present great challenges to medicine include pain management, CNS disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases. In addition, we have identified certain local and acute pain and other medical conditions that we believe can be addressed by improved therapeutics. Our current efforts focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions and on exploiting our Epigenetic Regulator Program through which we have identified new chemical entities that may have utility in conditions such as acute organ injuries and chronic metabolic/lipid disorders.

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

License Agreements

We have entered into an exclusive in-license and research and development agreement with the Virginia Commonwealth University Intellectual Property Foundation regarding the new chemical entities under development through our Epigenetic Regulator Program, including DUR-928. Under this licensing arrangement, we have agreed to undertake certain efforts to bring licensed products to market, prosecute related patents and report on progress to VCU. In addition, we are obligated to pay low single-digit percentage patent royalties on net sales of licensed products, subject to annual minimum payments and additional milestone payments. This license includes rights to eight patent families. We may terminate this agreement at any time by written notice, and Virginia Commonwealth University may terminate this agreement by written notice if there is an uncured material breach.

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

In connection with the license agreement, Santen paid us an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2016), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2016). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including a material uncured breach. As of December 31, 2016, the cumulative aggregate payments received by us under this agreement were $3.3 million.

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

In connection with the Impax Agreement, Impax paid us an upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are commercialization-based milestones. Upon the first commercialization of ELADUR by Impax, we would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to us a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach. As of December 31, 2016, the cumulative aggregate payments received by us under this agreement were $2.1 million.

Zogenix, Inc.    On July 11, 2011, we and Zogenix, Inc., (Zogenix), entered into a Development and License Agreement (the Zogenix Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix is responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We are responsible for non-clinical, formulation and CMC development activities. We will be reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix is obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2016) and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2016). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to the intellectual property rights related to the proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retain the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. We retain the right to terminate the Zogenix Agreement with respect to specific countries if Zogenix fails to advance the development of the product in such country, either directly or through a sublicensee. In addition, either party may terminate the Zogenix Agreement upon insolvency or bankruptcy of the other party, upon written notice of a material uncured breach or if the other party takes any act impairing such other party’s relevant intellectual property rights. Zogenix may terminate the Zogenix Agreement upon written notice if during the development or commercialization of the product, the product becomes subject to one or more serious adverse drug experiences or if either party receives notice from a regulatory authority, independent review committee, data safety monitoring board or other similar body alleging significant concern regarding a patient safety issue. Zogenix may also terminate the Zogenix Agreement with or without cause, at any time upon prior written notice. As of December 31, 2016, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $20.1 million.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including REMOXY ER) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to Pain Therapeutics for use in the licensed products. In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER, hydromorphone and oxymorphone. In 2016, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydromorphone and oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones REMOXY ER, we are entitled to receive milestone payments of up to $3.0 million in the aggregate. As of December 31, 2016, we had received $1.5 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY ER of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2016, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $40.3 million.

In addition, in 2016, 2015, and 2014, the Company recognized $653,000, $96,000 and $33,000 of product revenue, respectively, related to key excipients for REMOXY ER and the associated cost of goods sold was $216,000, $51,000 and zero, respectively.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for experimental research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 16,000 scientific references that now exist.

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

Marketing and Sales

Historically, we have established strategic distribution and marketing alliances for our product candidates to leverage the established sales organizations that certain pharmaceutical companies have in markets we are targeting. In the future, we may elect to build our own commercial, sales and marketing capability in order to capture more of the economic value of certain products that we may develop. If we choose to enter into third-party collaborations to commercialize our pharmaceutical product candidates, we may in the future enter into these alliances under circumstances that allow us to participate in the sales and marketing of these products. We will continue to pursue strategic alliances and collaborators from time to time consistent with our strategy to leverage the established sales organizations of third-party collaborators to achieve greater market penetration for some of our products than we could on our own.

We market and sell our ALZET and LACTEL product lines through a direct sales force in the U.S. and through a network of distributors outside of the U.S.

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIMIR, REMOXY ER and other ORADUR-based drug candidates, pursuant to a supply agreement with Eastman Chemical Company. Our supply agreement with Eastman Chemical Company requires us to purchase a certain portion of our requirements for sucrose acetate isobutyrate from Eastman Chemical and obligates us to pay a fee per annum if our purchases do not meet specified sales targets. The agreement may be terminated by either party under certain circumstances, including any material uncured breach by, or the insolvency, liquidation or bankruptcy of, or similar proceedings involving, the other party. We believe that this agreement will provide a sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from the sale of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY ER and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2016, Tolmar Inc. accounted for 15% of the Company’s total revenues. In 2015, Zogenix and Tolmar Inc. accounted for 26% and 11% of the Company’s total revenues, respectively. In 2014, Zogenix and Impax accounted for 23% and 11% of our total revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in a qualified facility. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of POSIMIR and DUR-928. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including POSIMIR, REMOXY ER, and ELADUR. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for REMOXY ER at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of March 9, 2017, we owned or exclusively in-licensed over 60 unexpired issued U.S. patents and over 370 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetics Act (the Act) before our initial pharmaceutical systems may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;
•	submission of an Investigational New Drug (IND) application which must become effective before clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and
•	FDA approval of a new drug application.

Section 505 of the Act describes three types of new drug applications: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics and intended use, among other things, to a previously approved product (section 505(j)). A supplement to an application is a new drug application. We expect that most of the Drug Delivery Program product candidates will be approved by submission of a new drug application under section 505(b)(2) and that our drug candidates deriving from our Epigenetic Regulator Program will be approved by submission of a new drug application under section 505(b)(1).

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

Human clinical trials are typically conducted in three sequential phases which may overlap:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.
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

For several years, the FDA has required companies engaged in manufacturing and sale of opioid drug products to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.

All manufacturers of long-acting and extended-release opioids must ensure that training is provided to prescribers of these medications and develop information that prescribers can use when counseling patients about the risks and benefits of opioid use.

More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

Many of our drug candidates including REMOXY ER and our other ORADUR-based opioid drug candidates are subject to the REMS requirement. Until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, ELADUR, Relday, REMOXY ER and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Charleston Laboratories, Daiichi Sankyo,Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept Pharmaceuticals, Gilead, Shire, Conatus Pharmaceuticals, Allergan, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH and other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Anacor, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics,

Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. We completed our initial public offering on September 28, 2000. Our principal executive offices are located at 10260 Bubb Road, Cupertino, California, 95014. Our telephone number is (408) 777-1417, and our website address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website to access all of this information is www.sec.gov. Our Code of Ethics can be found on our website.

Employees

As of March 9, 2017, we had 98 employees, including 52 in research and development, 22 in manufacturing and 24 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 9, 2017 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	79	Chairman, Chief Scientific Officer and Director
James E. Brown, D.V.M.	60	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	57	Chief Financial Officer
Judy R. Joice	60	Senior Vice President, Operations and Corporate Quality Assurance

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

In addition to the other information in this Form 10-K, a number of factors may affect our business and prospects. These factors include but are not limited to the following, which you should consider carefully in evaluating our business and prospects. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

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

Early indications of activity from Phase 1 clinical trials of DUR-928 may not predict the results of later trials

While Phase 1 clinical trials of DUR-928 have shown a dose dependent reduction of certain biomarkers after a single oral dose in patients with NASH, these trials are designed to assess the safety of DUR-928, and are not designed to evaluate its efficacy. Additional controlled Phase 2 and Phase 3 trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH. There can be no assurance that these studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner. The failure of DUR-928 to show efficacy in Phase 2 or Phase 3 clinical trials would significantly harm our business.

Prior clinical trial efficacy results, including for POSIMIR, may not be confirmed

While some clinical trials of our product candidates have shown indications of safety and efficacy, there can be no assurance that these results will be confirmed in subsequent clinical trials or provide a sufficient basis for regulatory approval. In addition, side effects observed in clinical trials, or other side effects that appear in later clinical trials, may adversely affect our or our collaborators’ ability to obtain regulatory approval or market our product candidates. For example, the reduction in pain intensity on movement of POSIMIR compared to bupivacaine HCl in previous trials may not be repeated in the ongoing POSIMIR Phase 3 trial. In addition, in the Phase 2b hysterectomy trial and the BESST Phase 3 abdominal surgery trial of POSIMIR, transient local discolorations were observed near the surgical site. Side effects such as these, toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development of our drug candidates. There can be no assurance that the additional clinical trial we are conducting for POSIMIR will be sufficient to obtain FDA approval, and any additional trials would entail added expense and further delay or may preclude product approval, harming our business, prospects and financial condition.

Regulatory approval of POSIMIR has been delayed and may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. After the start of this trial, we received additional correspondence from the FDA regarding the clinical trial design. In April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control, and starting in August 2016, we began implementing changes to the PERSIST trial to evaluate POSIMIR against bupivacaine HCl rather than placebo, and to modify the endpoints of the trial. These changes will add to the time and cost to complete the PERSIST trial, and there can be no assurance that this clinical trial will be completed in a timely manner or generate data necessary to support a successful NDA resubmission. There can also be no assurance that the changes to the protocol we have implemented will satisfy all of the FDA’s concerns, including regarding the dosing of the bupivacaine HCl comparator, or that the results of this trial will be sufficient to support FDA approval.

The FDA may require more information or clinical studies for all of our product candidates

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letter for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

We do not control development of REMOXY ER

We have relied on Pain Therapeutics, King Pharmaceuticals, and Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that Pain Therapeutics will continue development of REMOXY ER, or if Pain Therapeutics continues development of REMOXY ER, there can be no assurance that an NDA for REMOXY ER will ever be approved by the FDA. In September 2016, Pain Therapeutics received a Complete Response Letter for REMOXY ER, we are dependent on Pain Therapeutics to address this Complete Response Letter and there can be no assurance that an NDA for REMOXY ER will ever be approved by the FDA. Any further delay or discontinuation in the development of REMOXY ER will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

•

DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  An abstract for this study has been accepted and data from the study will be presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam, April 19-23, 2017.  The low dose cohort consisted of 10 subjects with NASH (of which 4 were cirrhotic and 6 were not cirrhotic) and 6 matched control subjects.  After a PK/safety review of this cohort, the study proceeded to the high dose cohort utilizing a dose four times larger than the low dose cohort.  The high dose cohort consisted of 10 subjects with NASH (of which 2 were cirrhotic and 8 were not cirrhotic) and 6 matched control subjects.   One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. We also are conducting a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients; we have obtained certain results from this study to date and expect to obtain full results from this study in the first half of 2017. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. We conducted an initial exploratory Phase 1b trial in psoriasis patients (n = 9 evaluable patients) in Australia. The Phase 1b trial was conducted with intradermal micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 that we are evaluating for a topical application Phase 1b microplaque trial which we expect to commence this year. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we are switching in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the third quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•

REMOXY ER—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY ER. The issues raised in the Complete Response Letter related primarily to manufacturing. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, it would continue developing REMOXY ER. Pfizer had also announced that it was proceeding with additional clinical studies in support of resubmission of the NDA. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter from the U.S. Food and Drug Administration for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER, and that Pain Therapeutics will provide details of this FDA meeting after receipt of the final meeting minutes. There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a new commercialization partner.

•

ORADUR-ADHD—Since 2010, we and Orient Pharma conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in the latest Phase 1 trial. In addition, this product candidate will utilize a small capsule size relative to the leading existing long-acting products on the market. Orient Pharma, our licensee in defined Asian and South Pacific countries, has completed dosing a Phase 3 trial in Taiwan and anticipates obtaining top-line results from that trial in the second quarter of 2017. We retain rights to all other territories in the world and are engaged in licensing discussions with other companies. There can be no assurance that the Phase 3 trial results will be positive or that we will be able to successfully develop ORADUR-Methylphenidate to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

•

Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 2013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. In September 2015, Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it had initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

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

•

ORADUR-based opioids—In addition to REMOXY ER, Phase 1 clinical trials have been conducted for two other ORADUR-based product candidates (hydrocodone and hydromorphone), and an IND has been accepted by the FDA for another ORADUR-based opioid (oxymorphone). In October 2013, Pain Therapeutics stated that it had regained all rights from Pfizer with respect to the three ORADUR-based opioid drug candidates (hydrocodone, hydromorphone and oxymorphone). In May 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone), hydromorphone or oxymorphone. In 2016, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydromorphone or oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER (oxycodone).There can be no assurance that we will be able to successfully develop ORADUR-based formulations of oxycodone or any other opioid to obtain marketing approval by the FDA or other regulatory agencies.

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

Many of our drug candidates under development, including REMOXY ER and our other ORADUR-based opioids are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

For several years, FDA has required companies engaged in manufacturing and sales of opioid products to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.  All manufacturers of long-acting and extended-release opioids must ensure that training is provided to prescribers of these medications and develop information that prescribers can use when counseling patients about the risks and benefits of opioid use.  The FDA has also announced safety labeling changes and post-market study requirements for extended-release and long-acting opioid analgesics (ER/LA opioids). The updated class-wide labeling changes state that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is requiring the drug companies that make these products to conduct further post-market studies and clinical trials. These changes may result in a decrease in prescriptions for this class of drugs and will increase the costs borne by manufacturers of ER/LA opioids.  More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen recent declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. We do not expect our collaboration revenues to increase unless we enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Pain Therapeutics with respect to REMOXY ER, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of December 31, 2016, we had $2.8 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also required to achieve those milestones. Under our third-party collaborative agreements, our third party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical product candidates. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

Presently, we do not have sufficient cash resources to meet our plans in the next twelve months from issuance of these financial statements. Our actual capital requirements will depend on many factors, including:

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise additional funds through equity or debt financings, convertible debt financings, collaborative arrangements with corporate collaborators or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline. In addition, in the event that additional funds are obtained through arrangements with collaborators or other sources, we may have to relinquish rights to some of our technologies or pharmaceutical product candidates that we would otherwise seek to develop or commercialize ourselves. If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in delays in generating future product revenue.

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2016 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of these financial statements.   Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016. We will require additional financing to fund our operations or we will have to significantly curtail our operations to conserve our capital resources. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to enter into new collaborative agreements, raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we may have to substantially curtail our operations and business plan.

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

We have entered into a commercial manufacturing and packaging agreement with a third party manufacturer for future supply of POSIMIR. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. We expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2016, had an accumulated deficit of approximately $440.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, DUR-928, REMOXY ER, our other ORADUR-based drug candidates, Relday and ELADUR), are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER, our other ORADUR-based drug candidates, Relday, ELADUR and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of March 9, 2017, we owned or exclusively in-licensed over 60 unexpired issued U.S. patents and over 370 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we owned or exclusively in-licensed over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY ER, are as follows:

In the U.S., POSIMIR is covered by two patent families. One patent family includes granted patents expiring in at least 2025. Another patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by five granted patents with three expiring in 2025 and two expiring in 2026, plus any eligible patent term extensions.

In the U.S., our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes eleven granted patents. The patent family providing protection until at least 2034 includes two granted patents. The other patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S.

applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by four granted patents with two expiring in each of 2023 and 2026, respectively, plus any eligible patent term extensions.

Our Epigenetic Regulator Program includes eight in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, and 2037, respectively, plus any eligible patent term adjustments and extensions. Of the nine patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the U.S., and the other seven have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the U.S. under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

The patent laws of the U.S. have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court and other courts with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changed patent priority from “first to invent” to “first to file,” implemented a post-grant opposition system for patents and provided a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2016. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2016 and determined that goodwill was not impaired as of December 31, 2016. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and approximately $500,000 related to the accrual of a liability for the minimum purchase commitment for excipients in the year ended December 31, 2014 as a result of a change in the forecasted demand for the excipients after Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY ER and return its rights to Pain Therapeutics. In addition, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for excipients in the year ended December 31, 2016 as a result of a change in the forecasted demand for the excipients after Pain Therapeutics received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2016, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

We utilize information technology, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is seismically active

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes. Should such a natural disaster occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be destroyed.

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

The 2016 Loan Agreement contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the 2016 Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, the failure to deliver an unqualified audit report and board approved financial projections within time periods set forth in the Loan Agreement, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on our balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the 2016 Loan Agreement. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2016 Loan Agreement, which could harm our business, operations and financial condition.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiv Pharma and others have development plans for products to treat NAFLD/NASH or other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Anacor, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

POSIMIR, ELADUR, Relday, REMOXY ER and other ORADUR-based drug candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics, Charleston Laboratories, Daiichi Sankyo and

others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

In addition, market adoption of POSIMIR may depend on what data from clinical studies is included in the product label and market adoption of REMOXY ER may depend on the extent to which the product label includes claims for abuse deterrence, and there can be no assurance as to what the final product labels will contain. Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve anticipated revenues.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. As of March 9, 2017, we raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.31 per share. As of March 9, 2017, we had up to approximately $29.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

	Common Stock Price
Year ended December 31, 2015	Low	High
First Quarter	$0.74	$2.05
Second Quarter	1.80	3.42
Third Quarter	1.74	2.87
Fourth Quarter	1.79	2.70

Year ended December 31, 2016	Low	High
First Quarter	$0.99	$2.29
Second Quarter	1.14	1.52
Third Quarter	1.08	2.00
Fourth Quarter	1.11	1.45

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 9, 2017 was $0.97 per share. As of that date there were approximately 109 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2011. The graph assumes that $100 was invested on December 31, 2011. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/11 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
DURECT CORPORATION	100.00	77.97	146.61	66.95	187.29	113.53
NASDAQ STOCK MARKET (U.S.)	100.00	115.91	160.32	181.80	192.21	206.63
NASDAQ BIOTECHNOLOGY	100.00	131.91	218.45	292.93	326.39	255.62

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the balance sheet data at December 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data at December 31, 2014, 2013 and 2012 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$1,880	$7,832	$8,256	$3,590	$42,494
Product revenue, net	12,145	11,292	11,145	11,736	10,576
Total revenue	14,025	19,124	19,401	15,326	53,070
Operating expenses:
Cost of revenue	5,290	3,905	5,686	4,837	4,654
Research and development	29,274	24,317	22,429	18,945	20,265
Selling, general and administrative	11,825	11,566	12,284	12,706	12,095
Total operating expenses	46,389	39,788	40,399	36,488	37,014
Income (loss) from operations	(32,364)	(20,664)	(20,998)	(21,162)	16,056
Other income (expense):
Interest and other income (expenses)	143	237	39	(284)	151
Interest expense	(2,288)	(2,236)	(1,151)	(6)	(7)
Net other income (expense)	(2,145)	(1,999)	(1,112)	(290)	144
Net income (loss)	$(34,509)	$(22,663)	$(22,110)	$(21,452)	$16,200
Basic net income (loss) per share	$(0.26)	$(0.19)	$(0.20)	$(0.21)	$0.18
Diluted net income (loss) per share	$(0.26)	$(0.19)	$(0.20)	$(0.21)	$0.18
Shares used in computing basic net income (loss) per share	133,163	118,523	111,666	103,078	88,433
Shares used in computing diluted net income (loss) per share	133,163	118,523	111,666	103,078	88,589

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$25,154	$29,290	$34,850	$24,391	$28,932
Working capital	3,676	30,874	32,526	21,143	29,428
Total assets	40,508	46,772	50,084	40,820	45,935
Term loan, net (2)	19,853	19,684	19,824	—	—
Other long-term liabilities	1,541	2,489	2,035	1,618	1,197
Stockholders’ equity	8,338	14,883	18,515	30,721	36,331

(1)

The 2012 figure includes the accelerated recognition of $35.4 million in deferred revenue associated with upfront fees previously received under terminated collaboration agreements with Nycomed, Pfizer and Hospira.

(2)     The term loan was presented as a long-term debt as of December 31, 2014 and 2015 and presented as a short term debt as of December 31, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016, 2015 and 2014 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

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

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for products in our product pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•

the results and timing of clinical trials, including for POSIMIR, DUR-928, Relday, REMOXY ER or ORADUR-ADHD or other ORADUR-based product candidates, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;

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

Product Revenues

We have historically generated product revenue from the sale of three product lines:

•	ALZET® osmotic pumps which are used for animal research use;
•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and
•	certain key excipients that are included in REMOXY ER and one excipient that is included in a currently marketed animal health product.

In addition, we currently generate modest revenue related to an animal health product which was approved and launched by our licensee in 2011. We do not intend to significantly increase our investments in or efforts to sell or market any of our existing product lines. However, we expect that we will continue to make efforts to increase our revenue related to collaborative research and development by entering into additional research and development agreements with third-party collaborators to develop pharmaceutical product candidates.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2016, we had an accumulated deficit of $440.1 million. Our net losses were $34.5 million, $22.7 million and $22.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in 2017 compared to 2016. We expect selling, general and administrative expenses in 2017 to be comparable to 2016. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Inventories and Purchase Commitments

Our inventories include excipients that are used in the manufacture of REMOXY ER, POSIMIR and other development programs. These inventories are capitalized based on management’s judgment of probable sale or use in other development programs prior to their expiration date. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. In October 2014, Pfizer announced that it had decided to discontinue the development and commercialization of REMOXY ER and return its rights to Pain Therapeutics. As a result of the change in the forecasted demand of the inventory from Pfizer, we were required to write-down certain lots of inventory which were no longer considered to be probable for use prior to expiration. In addition, we recorded a liability related to a minimum purchase agreement that we have in place for the excipients. In the year ended December 31, 2014, we recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. As a result of a Complete Response Letter from the FDA in September 2016 for Pain Therapeutics’ New Drug Application for REMOXY ER, we wrote down certain lots of inventory which were no longer considered to be probable to be used prior to expiration and prepaid inventory related to a minimum purchase agreement for an excipient. In the year ended December 31, 2016, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the write off of prepaid inventory for the minimum purchase commitment for the excipient. As of December 31, 2016, the remaining carrying value of the excipients in our inventory was $627,000. In addition, we have remaining unrecorded future purchase commitments totaling $1.0 million through 2018. In the event that we determine that we will not utilize all of these materials, there could be additional write-offs related to this inventory and an additional reserve for future purchase commitments. If we are able to subsequently sell products made with raw materials that were previously written down, we will report an usually high gross profit as there will be no associated cost of goods for these materials.

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

Goodwill is periodically assessed for impairment. Goodwill is evaluated for impairment at the reporting unit level. The Company operates in one operating segment and one reporting unit, which is the research, development and manufacturing of pharmaceutical products. We assess the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant decline in our stock price for a sustained period;
•	our market capitalization relative to net book value;
•	new information affecting the commercial value of the asset;
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	significant negative industry or economic trends.

If we determine that the carrying value of our goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We would also reconcile our estimate of total enterprise value to our market capitalization. As of December 31, 2016, the carrying value of goodwill was approximately $6.4 million. No impairment of goodwill has been recorded through December 31, 2016. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

Results of Operations

Comparison of years ended December 31, 2016, 2015 and 2014

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

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Collaborator
Pain Therapeutics, Inc. (Pain Therapeutics)	$670	$1,385	$1,359
Zogenix, Inc. (Zogenix) (1)	555	4,898	4,431
Santen Pharmaceutical Co. Ltd. (Santen) (2)	514	824	16
Impax Laboratories, Inc. (Impax) (3)	—	—	2,106
Pfizer Inc. (Pfizer)	—	—	118
Others	141	725	226
Total collaborative research and development and other revenue	$1,880	$7,832	$8,256

(1)	Amounts related to ratable recognition of upfront fees were $208,000 in 2016 and $255,000 in 2015 and 2014.
(2)	Amounts related to ratable recognition of upfront fees were $228,000 in 2016, $274,000 in 2015 and $15,000 in 2014, respectively; we and Santen signed a license agreement effective December 11, 2014.
(3)	Amounts related to recognition of upfront fees were zero in 2016 and 2015 and $2.0 million in 2014, respectively; we and Impax signed a license agreement effective January 3, 2014.

The decrease in collaborative research and development revenue in 2016 compared with 2015 was primarily due to lower revenue recognized from our agreements with Zogenix, Pain Therapeutics and Santen, as our role in the development activities for Relday, certain ORADUR-based opioid products including REMOXY ER, and the Santen ophthalmic program decreased in 2016, as well as lower revenue recognized from our feasibility agreements with other companies.

The decrease in collaborative research and development revenue in 2015 compared with 2014 was primarily due to lower revenue recognized from our agreements with Impax and Pfizer, partially offset by higher collaborative research and development revenue recognized in connection with Santen, Zogenix and Pain Therapeutics as our role in the development activities for the Santen ophthalmic program, Relday and certain ORADUR-based opioid products including REMOXY ER increased in 2015, as well as higher revenue recognized from our feasibility agreements with other companies.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Santen. At December 31, 2016, $517,000 of the $2.0 million upfront fee had been recognized as revenue.

We received a $2.0 million upfront fee in connection with the license agreement signed with Impax in January 2014 relating to ELADUR. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 as revenue was recognized when the license to the intellectual property right was delivered and the technology transfer was completed.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. At December 31, 2016, $1.4 million of the $2.25 million upfront fee had been recognized as revenue.

As of March 9, 2017, we had potential milestones of up to $241.5 million that we may receive in the future under our collaborative arrangements, of which $73.5 million are development-based milestones and $168.0 million are sales-based milestones. Within the category of development-based milestones, $5.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $12.0 million are related to late stage clinical testing (defined as Phase 3 activities), $20.0 million are related to regulatory filings, and $36.5 million are related to regulatory approvals. No payments were received between December 31, 2016 and March 9, 2017.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $12.1 million, $11.3 million and $11.1 million in 2016, 2015 and 2014, respectively.

The increase in product revenues in 2016 was primarily attributable to higher revenue from the sale of certain excipients included in REMOXY ER and another product as well as higher revenue from our LACTEL product line and ALZET mini pump product line as a result of higher average selling prices for these two product lines compared to 2015.

The increase in product revenue in 2015 was primarily attributable to higher revenue from our LACTEL polymer product line as a result of higher units sold as well as higher product revenue from the sale of certain excipients included in REMOXY ER and another product, partially offset by lower product revenue from our ALZET mini pump product line as a result of lower units sold partially offset by higher prices compared to 2014.

Revenues in 2016, 2015, and 2014 included $653,000, $96,000 and $33,000 in product revenue related to the shipments of excipients included in REMOXY ER and a currently marketed animal health product.

Cost of product revenues

Cost of product revenues was $5.3 million, $3.9 million and $5.7 million in 2016, 2015 and 2014, respectively. Cost of product revenues include the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in several products in development or awaiting regulatory approval and a currently marketed animal health product.

The increase in the cost of product revenues in 2016 was primarily the result of a charge of $926,000 associated with the write-down of certain excipients included in REMOXY ER in light of the Complete Response Letter received by Pain Therapeutics for REMOXY ER in September 2016. In addition, we experienced higher cost of goods sold from the sale of certain excipients in 2016 arising from higher units sold, as well as higher cost of goods sold from our LACTEL product line and ALZET mini pump product line arising from higher manufacturing costs for these two product lines compared to 2015.

The decrease in the cost of product revenue in 2015 was primarily the result of charges in 2014 of $1.6 million associated with certain excipients included in REMOXY ER in light of Pfizer’s decision in the third quarter of 2014 to return to Pain Therapeutics all rights to develop and commercialize REMOXY ER. Excluding these charges recorded in 2014, cost of product revenues decreased primarily due to lower cost of goods sold from our ALZET product line arising from fewer units sold and lower cost of manufacturing for products sold from our LACTEL product line in 2015 compared to 2014.

Stock-based compensation expense related to cost of product revenues was $106,000, $108,000 and $149,000 in 2016, 2015 and 2014, respectively.

As of December 31, 2016, 2015 and 2014, we had 20, 22 and 22 manufacturing employees, respectively. As of March 9, 2017, we had 22 employees in manufacturing, which we expect will remain comparable in the near future.

Research and Development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $29.3 million, $24.3 million and $22.4 million in 2016, 2015 and 2014, respectively. Stock-based compensation expense recognized related to research and development personnel was $1.4 million in 2016 and 2015, and $1.7 million in 2014, respectively.

Research and development expenses increased by $5.0 million in 2016 compared to 2015. The increase in 2016 was primarily attributable to higher research and development costs associated with DUR-928 and POSIMIR, partially offset by lower research and development costs associated with Relday, REMOXY ER, depot injectable programs, the Santen ophthalmic program, ELADUR, ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY ER and ORADUR-ADHD as more fully discussed below.

Research and development expenses increased by $1.9 million in 2015 compared to 2014. The increase in 2015 was primarily attributable to higher research and development costs associated with DUR-928, POSIMIR, Relday, REMOXY ER and the Santen ophthalmic program, partially offset by lower research and development costs associated with depot injectable programs, ORADUR-based opioid products licensed to Pain Therapeutics other than REMOXY ER, ELADUR, ORADUR-ADHD and other research programs as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
DUR-928	$13,739	$8,276	$5,810
POSIMIR (1)	11,680	7,220	6,360
Depot Injectable Programs	1,407	1,654	2,171
REMOXY ER (1)	525	872	302
Relday (1)	463	4,379	4,125
Santen ophthalmic program (1)	366	597	83
ORADUR-ADHD	177	204	436
ORADUR-based opioid products other than REMOXY ER (1)	110	158	1,693
ELADUR (1)	34	125	591
Others	773	832	858
Total research and development expenses	$29,274	$24,317	$22,429

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix, Impax and Santen.

DUR-928

Our research and development expenses for DUR-928 increased to $13.7 million in 2016 from $8.3 million in 2015, primarily due to increased development activities, including higher employee-related costs, clinical trial expenses, non-clinical related expenses, contract manufacturing and contract research expenses incurred for this drug candidate.

Our research and development expenses for DUR-928 increased to $8.3 million in 2015 from $5.8 million in 2014, primarily due to higher employee-related costs, clinical trial expenses, as well as higher contract research and manufacturing expenses incurred for this drug candidate.

POSIMIR

Our research and development expenses for POSIMIR increased to $11.7 million in 2016 from $7.2 million in 2015, primarily due to higher employee-related costs, clinical trial expenses and contract manufacturing expenses, partially offset by lower expenses for outside supplies for POSIMIR.

Our research and development expenses for POSIMIR increased to $7.2 million in 2015 from $6.4 million in 2014, primarily due to higher employee-related costs, clinical trial expenses and contract manufacturing expenses for POSIMIR, partially offset by lower outside consulting expenses for POSIMIR.

Depot Injectable programs

Our research and development expenses for depot injectable programs decreased to $1.4 million in 2016 from $1.7 million in 2015 primarily due to lower employee-related costs and lower costs related to research supplies.

Our research and development expenses for depot injectable programs decreased to $1.7 million in 2015 from $2.2 million in 2014 primarily due to lower employee-related costs and lower costs related to research supplies.

REMOXY ER

Our research and development expenses for REMOXY ER decreased to $525,000 in 2016 from $872,000 in 2015, primarily due to lower employee-related costs for REMOXY ER.

Our research and development expenses for REMOXY ER increased to $872,000 in 2015 from $302,000 in 2014, primarily due to higher employee-related costs for REMOXY ER.

Relday

Our research and development expenses for Relday decreased to $463,000 in 2016 from $4.4 million in 2015 primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate.

Our research and development expenses for Relday increased to $4.4 million in 2015 from $4.1 million in 2014 primarily due to increased development and technical transfer activities and higher employee-related costs incurred for this drug candidate.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program decreased to $366,000 in 2016 from $597,000 in 2015, primarily due to lower employee-related costs as a result of decreased formulation development activities.

Our research and development expenses for the Santen ophthalmic program increased to $597,000 in 2015 from $83,000 in 2014, primarily due to higher employee-related costs as a result of increased formulation development activities.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $177,000 in 2016 from $204,000 in 2015, primarily due to lower employee-related costs for these drug candidates.

Our research and development expenses for ORADUR-ADHD decreased to $204,000 in 2015 from $436,000 in 2014, primarily due to lower employee-related costs for these drug candidates.

ORADUR-based opioid products other than REMOXY ER

Our research and development expenses for ORADUR-based opioid products other than REMOXY ER decreased to $110,000 in 2016 from $158,000 in 2015, primarily due to lower employee-related costs as well as lower outside expenses.

Our research and development expenses for ORADUR-based opioid products other than REMOXY ER decreased to $158,000 in 2015 from $1.7 million in 2014, primarily due to lower employee-related costs as well as lower outside expenses.

ELADUR

Our research and development expenses for ELADUR decreased to $34,000 in 2016 from $125,000 in 2015, due to lower employee-related costs.

Our research and development expenses for ELADUR decreased to $125,000 in 2015 from $591,000 in 2014, due to lower employee-related costs.

Other DURECT Research Programs

Our research and development expenses for all other research activities decreased to $773,000 in 2016 from $832,000 in 2015, primarily due to lower employee-related costs incurred for these programs.

Our research and development expenses for all other research activities decreased to $832,000 in 2015 from $858,000 in 2014, primarily due to slightly lower employee-related costs incurred for these programs.

As of December 31, 2016, 2015, and 2014, we had 52, 57 and 54 research and development employees, respectively. As of March 9, 2017, we had 52 employees in research and development, which we expect will remain comparable in the near future. We expect research and development expenses to decrease in 2017 compared to 2016.

We cannot reasonably estimate the timing and costs of our research and development programs due to the risks and uncertainties associated with developing pharmaceuticals as outlined in the “Risk Factors” section of this report. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” above.

Selling, General and Administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $11.8 million, $11.6 million and $12.3 million in 2016, 2015, and 2014, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.1 million in 2016, and $1.2 million in 2015 and 2014, respectively.

Selling, general and administrative expenses increased by $259,000 in 2016 compared to 2015, primarily due to higher employee related costs and general legal expenses. Selling, general and administrative expenses decreased by $718,000 in 2015 compared to 2014, primarily due to lower employee related costs and patent related expenses.

As of December 31, 2016, 2015, and 2014, we had 24, 26 and 25 selling, general and administrative personnel, respectively. As of March 9, 2017, we had 24 selling, general and administrative employees, which we expect will remain comparable in the near future. We expect selling, general and administrative expenses in 2017 to be comparable to 2016.

Other Income (Expense).    Interest and other income was $143,000, $237,000 and $39,000 in 2016, 2015 and 2014, respectively. The decrease in interest and other income in 2016 compared to 2015 was primarily the result of a realized gain from the sale of a marketable equity security in 2015, partially offset by higher interest income generated from our investments in 2016. The increase in interest and other income in 2015 compared to 2014 was primarily the result of a realized gain from the sale of a marketable equity security in 2015. In 2014, we also recorded an income tax expense of $85,000 related to the impact of recording a deferred tax liability associated with goodwill related to an asset acquisition in 2000.

Interest expense was $2.3 million, $2.2 million and $1.2 million in 2016, 2015, and 2014, respectively. The increase in interest expense in 2016 compared to 2015 was primarily due to slightly higher interest expense and amortization of debt discount related to a long-term debt arrangement amended in July 2015 and refinanced in July 2016. The increase in interest expense in 2015 compared to 2014 was primarily due to interest expense and amortization of debt discount related to a long-term debt arrangement that was in place for a full year in 2015.

Income taxes.    As of December 31, 2016, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $327.2 million, which expire in the years 2019 through 2036, and federal research and development tax credits of approximately $11.1 million, which expire at various dates beginning in 2018 through 2036, if not utilized. As of December 31, 2016, we had NOL carryforwards for state income tax purposes of approximately $215.9 million, which expire in the years 2017 through 2036, and state research and development tax credits of approximately $12.2 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2016 and 2015, we had net deferred tax assets of $149.5 million and $138.1 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2016 and 2015. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013 and April 2016, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million, 8.2 million and 13.8 million shares, respectively, of our common stock pursuant to effective registration statements. In 2015, 2016 and from January 1, 2017 to March 9, 2017, we issued approximately 7.1 million, 5.2 million and 574,000 shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2016 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $25.2 million and $29.3 million at December 31, 2016 and 2015, respectively. This includes $150,000 and $250,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2016 and 2015, respectively, which primarily serve as collateral for letters of credit securing our leased facilities in Alabama and California. The letter of credit for our leased facility in Alabama will expire in July 2021 and the letter of credit for our leased facility in California will expire in February 2019.

We used $27.3 million, $20.8 million and $14.6 million of cash in operating activities in the years ended December 31, 2016, 2015, and 2014, respectively. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net income (loss) in part due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The increase in cash used in operations in 2016 compared with 2015 reflected an increase in net loss of $11.8 million, partially offset by increases in accounts receivable, prepaid expenses and other assets, and a reduction in accrued liabilities. The increase in cash used in operations in 2015 compared with 2014 was primarily attributable to increases in prepaid expenses, inventories and accounts receivable, partially offset by increases in accounts payable and contract research liabilities.

We received $6.0 million and $6.5 million of cash from investing activities in the years ended December 31, 2016 and 2015, respectively, and used $15.4 million of cash in investing activities in the year ended December 31, 2014. The decrease in cash provided by investing activities in 2016 was primarily due to a decrease in net maturities of available-for-sale securities offset by a decrease in purchase of available-for-sale securities. The increase in cash provided by investing activities in 2015 compared to 2014 was primarily due to an increase in net maturities of available-for-sale securities. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products, our research and development activities and needs, and the need for equipment replacements.

We generated $23.1 million, $15.2 million and $24.8 million of cash from financing activities in the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash provided by financing activities in 2016 compared to 2015 was primarily the result of higher proceeds from the issuances of common stock from open market sales, partially offset by a partial final payment for a term loan in connection with refinancing of the debt arrangement in July 2016 as well as lower proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan. The decrease in cash provided by financing activities in 2015 compared to 2014 was primarily a result of $19.8 million received from a term loan in 2014, partially offset by higher proceeds from the issuances of common stock from open market sales, and proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan.

In December 2013, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed us to offer up to $100.9 million of securities from time to time in one or more public offerings of our common stock. In addition, in December 2013, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. We also entered into a second Controlled Equity Offering sales agreement with Cantor Fitzgerald on November 3, 2015, under which we may sell up to $40 million of common stock through Cantor Fitzgerald, acting as agent, subject to certain limitations, pursuant to a new shelf registration statement on Form S-3 that we filed with the SEC on November 3, 2015, which was declared effective by the SEC on November 25, 2015 (at which time the prior registration statement terminated). During the third quarter of 2014, we raised net proceeds (net of commissions) of approximately $4.7 million from the sale of approximately 2.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.65 per share. In 2015, we raised net proceeds (net of commissions) of approximately $14.3 million from the sale of approximately 7.1 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.09 per share. In 2016, we raised net proceeds of approximately $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of 13.8 million shares of our common stock in an underwritten public offering at a price to the public of $1.25 per share and raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share.  As of March 9, 2017, we raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.31 per share. As of March 9, 2017, the Company had up to approximately $29.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the new shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the November 2015 shelf registration statement, could adversely affect prevailing market prices for our common stock.

On June 26, 2014, we entered into a loan agreement (the “2014 Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The 2014 Loan Agreement provided for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which was due when the term loan becomes due or upon the prepayment of the facility. If we elected to prepay the loan, there was also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment. In connection with the term loan, we received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs were recorded as debt discount on our balance sheet which together with the additional $1.6 million payment and fixed interest rate payments was being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

In July 2015, we and Oxford Finance entered into the First Amendment of the 2014 Loan Agreement and modified the terms to the Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remained unchanged, we paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%.

In July 2016, we renegotiated the terms of our $20.0 million secured single-draw term loan with Oxford Finance with such renegotiated terms being formalized in a new Loan and Security Agreement (the “2016 Loan Agreement”). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on our balance sheet and together with the final $1.9 million payment and interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. In connection with this renegotiation, we also paid Oxford Finance $886,000, which represented a portion of the final payment under the 2014 Loan Agreement which would have been payable to Oxford Finance when that loan became due.

The term loan is secured by substantially all of our assets, except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The 2016 Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; and make payments on any subordinated debt.

The 2016 Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral.  In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on our balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the 2016 Loan Agreement. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2016 Loan Agreement, which could harm our financial condition.

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

Contractual Obligations	2017	2018	2019	2020	2021	2022 and thereafter	Total
Capital lease (1)	$15	$15	$7	$4	$1	$—	$42
Term loan (1)	1,612	8,698	8,724	6,642	—	—	25,676
Purchase commitments	500	500	—	—	—	—	1,000
Operating lease obligations	2,000	1,948	539	324	193	—	5,004
Total contractual cash obligations	$4,127	$11,161	$9,270	$6,970	$194	$—	$31,722

(1)	Includes principal and interest payments and assumes no acceleration of obligations.

Presently, we do not have sufficient cash resources to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from issuance of these financial statements. We do not expect to generate significant revenues from our pharmaceutical products currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

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

These factors raise substantial doubt regarding our ability to continue as a going concern.  There are no assurances that collaboration agreements or additional funding will be achieved and that we will succeed in our future operations.  Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth.  If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

As of December 31, 2016, we had approximately $25.2 million in cash, cash equivalents and investments. In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  We have incurred substantial losses since our inception and we expect to continue to incur operating losses in the near-term. We will need to raise additional capital to meet anticipated cash requirements for the 12-month period following the filing date of this report. One source of capital may be through licensing activities, which we are actively pursuing. In addition, we regularly consider fundraising opportunities and will determine the timing, nature and amount of financings based upon various factors, including market conditions and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan, and have an adverse effect on our business, results of operations and future prospects. As a result of our recurring losses from operations, negative cash flows from operating activities and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited financial statements for the year ended December 31, 2016 expressing substantial doubt as to our ability to continue as a going concern. We will need to raise additional capital in order to sustain our operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard is effective for us in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. We have not yet completed our final analysis of the impact of this guidance. To date, our revenues have been derived from product sales and from license and collaboration agreements. Based on our preliminary analysis, we do not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to significantly change. For our license and collaboration agreements, the consideration we are eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. We continue to review the impact that this new standard will have on collaboration and license arrangements as well as on our financial statement disclosures.  We have not yet concluded as to the method we will select to adopt the standard.

In November 2015, the FASB issued Accounting Standards Update 2015-17(ASU 2015-17), Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. We adopted ASU 2015-17, on a prospective basis, for the year ended December 31, 2015. Prior periods were not retrospectively adjusted. There is no impact to the balance sheet amounts as a result of early adoption.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for us in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. We are currently evaluating the impact that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017 and it did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have not utilized “off-balance sheet” arrangements to fund our operations or otherwise manage our financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and to our term loan. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Our interest expense on the term loan may rise if the interest rates increase.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2016, approximately 66% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 14% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2016 by year of maturity (dollars in thousands):

	2017	2018	Total
Cash equivalents:
Fixed rate	$693	$—	$693
Average fixed rate	0.41%	—	0.41%
Variable rate	$2,449	$—	$2,449
Average variable rate	0.66%	—	0.66%
Short-term investments:
Fixed rate	$19,600	$—	$19,600
Average fixed rate	0.67%	—	0.67%
Long-term investments:
Fixed rate	$—	$—	$—
Average fixed rate	—	—	—
Restricted investments:
Fixed rate	$150	$—	$150
Average fixed rate	0.24%	—	0.24%
Total investment securities	$22,892	$—	$22,892
Average rate	0.64%	—	0.64%

As of December 31, 2016, the fair value of our term loan was estimated to be $19.9 million. The term loan repayment schedule provides for interest only payments for the first 18 months after July 2016, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The term loan also provides for a floating interest rate (7.95% initially) based on an index rate plus a spread and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

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

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited the accompanying balance sheets of DURECT Corporation as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DURECT Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that DURECT Corporation will continue as a going concern. As discussed in Note 1 of the financial statements, DURECT Corporation’s recurring losses and negative cash flows from operations and the need for additional capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DURECT Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California

March 15, 2017

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2016	2015
A S S E T S
Current assets:
Cash and cash equivalents	$5,404	$3,583
Short-term investments	19,600	25,457
Accounts receivable (net of allowances of $73 at December 31, 2016 and $161 at December 31, 2015)	1,154	2,222
Inventories	3,782	3,917
Prepaid expenses and other current assets	2,486	3,142
Total current assets	32,426	38,321
Property and equipment, net	1,297	1,566
Goodwill	6,399	6,399
Long-term restricted investments	150	250
Other long-term assets	236	236
Total assets	$40,508	$46,772
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,086	$1,286
Accrued liabilities	5,060	4,970
Contract research liabilities	783	575
Deferred revenue, current portion	968	616
Term loan, current portion, net	19,853	—
Total current liabilities	28,750	7,447
Deferred revenue, non-current portion	1,879	2,269
Term loan, non-current portion, net	—	19,684
Other long-term liabilities	1,541	2,489
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000 shares authorized; 141,297 and 121,839 shares issued and outstanding at December 31, 2016 and 2015, respectively	14	12
Additional paid-in capital	448,404	420,453
Accumulated other comprehensive income (loss)	(3)	(14)
Accumulated deficit	(440,077)	(405,568)
Stockholders’ equity	8,338	14,883
Total liabilities and stockholders’ equity	$40,508	$46,772

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Collaborative research and development and other revenue	$1,880	$7,832	$8,256
Product revenue, net	12,145	11,292	11,145
Total revenues	14,025	19,124	19,401
Operating expenses:
Cost of product revenues	5,290	3,905	5,686
Research and development	29,274	24,317	22,429
Selling, general and administrative	11,825	11,566	12,284
Total operating expenses	46,389	39,788	40,399
Loss from operations	(32,364)	(20,664)	(20,998)
Other income (expense):
Interest and other income	143	237	39
Interest expense	(2,288)	(2,236)	(1,151)
Net other income (expense)	(2,145)	(1,999)	(1,112)
Net loss	(34,509)	(22,663)	(22,110)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	11	(101)	86
Total comprehensive loss	$(34,498)	$(22,764)	$(22,024)
Net loss per share
Basic	$(0.26)	$(0.19)	$(0.20)
Diluted	$(0.26)	$(0.19)	$(0.20)
Weighted-average shares used in computing net loss per share
Basic	133,163	118,523	111,666
Diluted	133,163	118,523	111,666

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2013	110,409	$11	$391,504	$1	$(360,795)	$30,721
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	416	—	399	—	—	399
Issuance of common stock upon equity financings, net of issuance costs of $192	2,908	—	4,618	—	—	4,618
Stock-based compensation expense from stock options and ESPP shares	—	—	4,801	—	—	4,801
Net loss	—	—	—	—	(22,110)	(22,110)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	86	—	86
Balance at December 31, 2014	113,733	$11	$401,322	$87	$(382,905)	$18,515
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,039	—	1,175	—	—	1,175
Issuance of common stock upon equity financings, net of issuance costs of $491	7,067	1	14,289	—	—	14,290
Stock-based compensation expense from stock options and ESPP shares	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(22,663)	(22,663)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(101)	—	(101)
Balance at December 31, 2015	121,839	$12	$420,453	$(14)	$(405,568)	$14,883
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	413	—	410	—	—	410
Issuance of common stock upon equity financings, net of issuance costs of $1,364	19,045	2	23,743	—	—	23,745
Stock-based compensation expense from stock options and ESPP shares	—	—	3,798	—	—	3,798
Net loss	—	—	—	—	(34,509)	(34,509)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Balance at December 31, 2016	141,297	$14	$448,404	$(3)	$(440,077)	$8,338

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(34,509)	$(22,663)	$(22,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	425	601
Stock-based compensation	2,655	2,660	3,080
Inventory write-off	687	303	1,227
Amortization of debt issuance cost	104	100	38
Loss on debt extinguishment	9	—	—
Net accretion/amortization on investments	(216)	(278)	(351)
Realized gain from sale of marketable equity security, net of tax	—	(117)	—
Changes in assets and liabilities:
Accounts receivable	1,068	(100)	227
Inventories	(552)	(579)	(1,369)
Prepaid expenses and other assets	656	(2,056)	854
Accounts payable	800	265	285
Accrued liabilities	1,419	1,385	1,200
Contract research liability	208	217	29
Deferred revenue	(38)	(395)	1,729
Total adjustments	7,216	1,830	7,550
Net cash used in operating activities	(27,293)	(20,833)	(14,560)
Cash flows from investing activities
Purchases of property and equipment	(147)	(225)	(204)
Purchases of available-for-sale securities	(24,400)	(34,040)	(31,472)
Proceeds from maturities of available-for-sale securities	30,584	40,619	16,294
Proceeds from sales of short-term investment	—	178	—
Net cash provided by (used in) investing activities	6,037	6,532	(15,382)
Cash flows from financing activities
Payments on equipment financing obligations	(19)	(21)	(17)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	410	1,175	399
Net proceeds from issuances of common stock in connection with equity financings	23,745	14,290	4,618
Payment of additional issuance cost for term loan	(173)	(240)	—
Payment of final payment for term loan	(886)	—	—
Net proceeds from issuance of term loan	—	—	19,786
Net cash provided by financing activities	23,077	15,204	24,786
Net increase (decrease) in cash and cash equivalents	1,821	903	(5,156)
Cash and cash equivalents at beginning of year	3,583	2,680	7,836
Cash and cash equivalents at end of year	$5,404	$3,583	$2,680
Supplemental disclosure of cash flow information
Cash paid for interest	$1,611	$1,595	$691

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

Liquidity and Need to Raise Additional Capital

As of December 31, 2016, the Company has an accumulated deficit of $440.1 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. As further described in Note 8, the Company had reclassified its term loan as a current liability from a non-current liability on its balance sheet as of December 31, 2016. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. Management has classified the Company’s cash equivalents and investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses are included in interest income. There were no material realized gains or losses in the periods presented other than the gain realized from sale of a marketable equity security in the year ended December 31, 2015. The cost of securities sold is based on the specific identification method.

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY ER and one excipient that is included in a currently marketed animal health product. In 2016, revenue from the ALZET product line and the LACTEL product line accounted for 51% and 31% of total revenue, respectively. In 2015, revenue from the ALZET product line and the LACTEL product line accounted for 36% and 22% of total revenue, respectively. In 2014, revenue from the ALZET product line and the LACTEL product line accounted for 37% and 19% of total revenue, respectively.

In 2016, Tolmar accounted for 15% of the Company’s total revenues. In 2015, Zogenix and Tolmar accounted for 26% and 11% of the Company’s total revenues. In 2014, Zogenix and Impax accounted for 23% and 11% of the Company’s total revenues.

Total revenue by geographic region for the years 2016, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$9,082	$14,289	$15,532
Europe	1,945	1,817	1,986
Japan	1,413	1,897	898
Other	1,585	1,121	985
Total	$14,025	$19,124	$19,401

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on non-binding forecasts from the Company’s customers as well as management’s internal estimates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In 2014, the Company recorded charges to cost of goods sold of approximately $1.6 million, of which approximately $1.1 million related to the write-down of the cost basis of inventory and $500,000 related to the accrual of a liability for the minimum purchase commitment for the excipients. In 2016, the Company recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the write off of prepaid inventory for the minimum purchase commitment for an excipient. As of December 31, 2016, the remaining carrying value of the excipients in the Company’s inventory was $627,000. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$745	$1,168
Work in-process	1,672	1,412
Finished goods	1,365	1,337
Total inventories	$3,782	$3,917

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

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2016, there have been no material impairment losses.

Stock-Based Compensation

The Company accounts for share-based payments using a fair-value based method for costs related to all share-based payments, including stock options and stock issued under the Company’s employee stock purchase plan (ESPP). The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. See Note 9 for further information regarding stock-based compensation.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e., not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is generally necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaborative agreements, the Company’s third-party collaborators will take the lead in commercialization activities and the Company is typically not involved in the achievement of sales-based milestones. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, the Company has no future performance obligations related to any milestone payments.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of December 31, 2016, 2015 and 2014 is entirely comprised of unrealized gains or losses on available-for-sale securities.

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

	Year Ended December 31,
	2016	2015	2014
Numerators:
Net loss	$(34,509)	$(22,663)	$(22,110)
Denominators:
Weighted average shares used to compute basic net loss per share	133,163	118,523	111,666
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—
Dilutive common shares	—	—	—
Weighted average shares used to compute basic net loss per share	133,163	118,523	111,666
Net loss per share:
Basic	$(0.26)	$(0.19)	$(0.20)
Diluted	$(0.26)	$(0.19)	$(0.20)

The computation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 excludes the impact of options to purchase 18.7 million, 16.5 million and 20.0 million shares of common stock outstanding, respectively, at December 31, 2016, 2015 and 2014, as such impact would be antidilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted.  The Company has not yet completed its final analysis of the impact of this guidance. To date, the Company’s revenues have been derived from product sales and from license and collaboration agreements. Based on the Company’s preliminary analysis, it does not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to significantly change. For the Company’s license and collaboration agreements, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company continues to review the impact that this new standard will have on collaboration and license arrangements as well as on its financial statement disclosures.  The Company has not yet concluded as to the method it will select to adopt the standard.

In November 2015, the FASB issued Accounting Standards Update 2015-17(ASU 2015-17), Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company adopted ASU 2015-17, on a prospective basis, for the year ended December 31, 2015. Prior periods were not retrospectively adjusted. There is no impact to the balance sheet amounts as a result of early adoption.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 which did not have a material impact on its financial statements.

2.	Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Collaborator
Pain Therapeutics, Inc. (Pain Therapeutics)	$670	$1,385	$1,359
Zogenix, Inc. (Zogenix) (1)	555	4,898	4,431
Santen Pharmaceutical Co. Ltd. (Santen) (2)	514	824	16
Impax Laboratories, Inc. (Impax) (3)	—	—	2,106
Pfizer Inc. (Pfizer)	—	—	118
Others	141	725	226
Total collaborative research and development and other revenue	$1,880	$7,832	$8,256

(1)	Amounts related to ratable recognition of upfront fees were $208,000 in 2016 and $255,000 in 2015 and 2014; the Company and Zogenix signed a license agreement effective July 11, 2011.
(2)

Amounts related to ratable recognition of upfront fees were $228,000 in 2016, $274,000 in 2015 and $15,000 in 2014, respectively; the Company and Santen signed a license agreement effective December 11, 2014.

(3)	Amounts related to recognition of upfront fees were zero in 2016 and 2015 and $2.0 million in 2014, respectively; the Company and Impax signed a license agreement effective January 3, 2014.

As of March 9, 2017, the Company had potential milestones of up to $241.5 million that the Company may receive in the future under its collaborative arrangements, of which $73.5 million are development-based milestones and $168.0 million are sales-based milestones. Within the category of development-based milestones, $5.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $12.0 million are related to late stage clinical testing (defined as Phase 3 activities), $20.0 million are related to regulatory filings, and $36.5 million are related to regulatory approvals. No payments were received between December 31, 2016 and March 9, 2017.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY ER and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $670,000 in 2016, $1.4 million in 2015 and $1.4 million in 2014. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY ER, hydromorphone or oxymorphone) or otherwise amend the agreement. In December 2016, Pain Therapeutics returned to the Company all of Pain Therapeutics’ rights and was relieved of its obligations under the Company’s license agreement to develop and commercialize ORADUR-based formulations of hydromorphone and oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for REMOXY ER, the Company is entitled to receive milestone payments of up to $3.0 million in the aggregate. The cumulative aggregate payments received by the Company from Pain Therapeutics as of December 31, 2016 were $40.3 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of December 31, 2016, the Company had received $1.5 million in cumulative milestone payments.

In March 2009, King Pharmaceuticals (King) assumed the responsibility for further development of REMOXY ER from Pain Therapeutics, and in February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. The cumulative aggregate payments received by the Company from Pfizer and King as of December 31, 2016 were $7.1 million under this agreement. In July 2015, Pain Therapeutics stated that it had substantially completed the transition of REMOXY ER from Pfizer. In March 2016, Pain Therapeutics resubmitted the New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pfizer was zero for the years ended December 31, 2016 and 2015 and $118,000 for the year ended December 31, 2014, respectively. Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $170,000, $740,000 and zero for the years ended December 31, 2016, 2015 and 2014, respectively. Prior to March 2009 and after November 2014, the Company recognized collaborative research and development revenue for REMOXY-related work under the agreement with Pain Therapeutics.

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

In 2016, 2015 and 2014, the Company recognized $653,000, $96,000 and $33,000 of product revenue, respectively, related to key excipients for REMOXY ER and the associated cost of goods sold was $216,000, $51,000 and zero, respectively. Recent orders for these excipients from Pain Therapeutics have been processed through mutually agreeable purchase orders, in the absence of an existing long-term contract. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of December 31, 2016), and $75 million are sales-based milestones (none of which has been achieved as of December 31, 2016). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2016 were $20.1 million under these agreements.

	Year Ended December 31,
	2016	2015	2014
Ratable recognition of upfront payment	$208	$255	$255
Research and development expenses reimbursable by Zogenix	347	4,643	4,176
Total collaborative research and development revenue	$555	$4,898	$4,431

Agreement with Impax Laboratories, Inc.

On January 3, 2014, the Company and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement). Pursuant to the Impax Agreement, the Company granted Impax an exclusive worldwide license to the Company’s proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, the Company’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), in addition to selling certain assets and rights in and related to the product. Impax will control and fund the development and commercialization programs, and the parties established a joint management committee to oversee, review and coordinate the development and commercialization activities of the parties under the Impax Agreement. Impax will reimburse the Company for certain future research and development it may be requested to conduct on the product.

In connection with the Impax Agreement, Impax paid a non-refundable upfront fee to the Company of $2.0 million in January 2014. The Company’s technology transfer activities were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables were accounted for as a single unit of accounting. The $2.0 million upfront fee was recognized as collaborative research and development revenue in the first quarter of 2014 when the license to the intellectual property right was delivered and the technology transfer with respect to this product candidate was completed. Impax agreed to make contingent cash payments to the Company of up to $61.0 million payable based upon the achievement of predefined milestones, of which $31.0 million are development-based milestones and $30.0 million are sales-based milestones (none of which has been achieved as of December 31, 2016). Since the milestones are expected to be achieved at a point in time when there are no performance obligations or remaining deliverables of the Company, the milestones are expected to be recognized in full upon achievement. Upon the first commercialization of ELADUR by Impax, the Company would also receive a tiered mid single-digit to low double-digit royalty on annual net product sales determined on a country-by-country basis. Impax is also required to pay to the Company a percentage of fees received in connection with any sublicense of the licensed rights. Impax may terminate the Impax Agreement without cause at any time upon prior written notice, and either party may terminate the Impax Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the Impax Agreement (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2016 were $2.1 million under the agreement.

	Year Ended December 31,
	2016	2015	2014
Ratable recognition of upfront payment	$—	$—	$2,000
Research and development expenses reimbursable by Impax	—	—	106
Total collaborative research and development revenue	$—	$—	$2,106

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2016). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of December 31, 2016, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Year Ended December 31,
	2016	2015	2014
Ratable recognition of upfront payment	$228	$274	$15
Research and development expenses reimbursable by Santen	286	550	1
Total collaborative research and development revenue	$514	$824	$16

3.	Goodwill

Goodwill totaled $6.4 million at December 31, 2016. The Company evaluates goodwill for impairment at least annually. In 2016, 2015 and 2014, goodwill was evaluated and no indicators of impairment were noted. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge to goodwill.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$693	$—	$—	$693
Certificates of deposit	—	150	—	150
Commercial paper	—	4,947	—	4,947
Corporate debt	—	2,643	—	2,643
U.S. Government agencies	—	14,459	—	14,459
Total	$693	$22,199	—	$22,892

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$81	$—	$—	$81
Certificates of deposit	—	250	—	250
Commercial paper	—	898	—	898
Corporate debt	—	5,211	—	5,211
U.S. Government agencies	—	19,548	—	19,548
Total	$81	$25,907	$—	$25,988

The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2016 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$693	$—	$—	$693
Certificates of deposit	150	—	—	150
Commercial paper	4,947	—	—	4,947
Corporate debt	2,644	—	(1)	2,643
U.S. Government agencies	14,461	1	(3)	14,459
	$22,895	$1	$(4)	$22,892
Reported as:
Cash and cash equivalents	$3,142	$—	$—	$3,142
Short-term investments	19,603	1	(4)	19,600
Long-term restricted investments	150	—	—	150
	$22,895	$1	$(4)	$22,892

	December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$81	$—	$—	$81
Certificates of deposit	250	—	—	250
Commercial paper	898	—	—	898
Corporate debt	5,215	1	(5)	5,211
U.S. Government agencies	19,558	1	(11)	19,548
	$26,002	$2	$(16)	$25,988
Reported as:
Cash and cash equivalents	$281	$—	$—	$281
Short-term investments	25,471	2	(16)	25,457
Long-term restricted investments	250	—	—	250
	$26,002	$2	$(16)	$25,988

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2016, by contractual maturity (in thousands):

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$22,202	$22,199
Mature after one year through five years	—	—
	$22,202	$22,199

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2016.

As of December 31, 2016, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Equipment	$12,633	$12,372
Leasehold improvement	10,007	9,987
Construction-in-progress	33	178
	22,673	22,537
Less accumulated depreciation and amortization	(21,376)	(20,971)
Property and equipment, net	$1,297	$1,566

Depreciation expense was $416,000, $425,000 and $582,000 in 2016, 2015 and 2014, respectively. Amortization expense was zero, $1,000 and $17,000 in 2016, 2015 and 2014 for assets held under capital leases, respectively.

As of December 31, 2016, the Company has recorded $690,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

6.	Restricted Investments

As of December 31, 2016 and 2015, the Company had $150,000 and $250,000, respectively, recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facilities in Alabama and California.

7.	Commitments

Operating Leases

The Company has lease arrangements for its facilities in California and Alabama. Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million, $1.9 million and $1.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2017	$2,000
2018	1,948
2019	539
2020	324
Thereafter	193
$5,004

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitments under this agreement are $500,000 per year through 2018. The Company accrued $500,000 as a loss on a purchase obligation and recorded this amount as a charge in cost of goods of sold in the statement of operations and comprehensive income (loss) for the year ended December 31, 2014 and recorded a charge in cost of goods sold of $500,000 related to the write-off of prepaid inventory for the minimum purchase commitment in the year ended December 31, 2016.

8.	Term Loan

On June 26, 2014, the Company entered into a Loan and Security Agreement (the “2014 Loan Agreement”) with Oxford Finance LLC, pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to the Company with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The 2014 Loan Agreement provided for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

In connection with the term loan, the Company received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs had been recorded as debt discount on the Company’s balance sheet which together with the final $1.6 million payment and fixed interest rate payments was being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

In July 2015, the Company and Oxford Finance entered into the First Amendment of the 2014 Loan Agreement and modified the terms of the 2014 Loan Agreement to change the maturity date from July 1, 2018 to July 1, 2019 and to change the first principal payment date from February 1, 2016 to February 1, 2017. The interest rate remained unchanged, the Company paid a loan modification fee of $240,000 and the additional payment originally equal to 8% of the principal amount of the term loan, which was due when the term loan becomes due or upon the prepayment of the facility, was increased to 10%. Consistent with the accounting treatment noted above for the final payment, the loan modification fee has been recorded on the balance sheet as a debt discount and was being amortized to interest expense over the remaining life of the term loan using the effective interest method.

In July 2016, the Company renegotiated the terms of its $20.0 million secured single-draw term loan with Oxford Finance with such renegotiated terms being formalized in a new Loan and Security Agreement (the “2016 Loan Agreement”). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment and interest rate payments are being amortized to interest expense during the life of the term loan using the effective interest rate method. In connection with this renegotiation, the Company also paid Oxford Finance $886,000, which represented a portion of the final payment under the 2014 Loan Agreement which would have been payable to Oxford Finance when that loan became due. Upon the repayment of the existing loan agreement in July 2016, the Company recognized a loss on debt extinguishment of approximately $9,000 in the year ended December 31, 2016 within other income (expense) in the Condensed Statements of Comprehensive Loss.

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

As of December 31, 2016, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on the Company’s balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s 2016 Loan Agreement.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2016, are as follows (in thousands):

2017	$1,612
2018	8,698
2019	8,724
2020	6,642
Total minimum payments	25,676
Less amount representing interest	(5,676)
Gross balance of term loan	20,000
Less unamortized debt discount	(147)
Carrying value of term loan	19,853

9.	Stockholders’ Equity

Common Stock

In December 2013, the Company filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in January 2014, allowed for the offer of up to $100.9 million of securities from time to time in one or more public offerings of common stock. In addition, the Company entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. (Cantor Fitzgerald), under which it may sell, subject to certain limitations, up to $25 million of common stock through Cantor Fitzgerald, acting as agent. In November 2015, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, terminated the December 2013 registration statement and allowed us to offer up to $125.0 million of securities from time to time in one or more public offerings of our common stock. In addition, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent.

In 2014, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of approximately 2.9 million shares of common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.65 per share. In 2015, the Company raised net proceeds (net of commissions) of approximately $14.3 million from the sale of approximately 7.1 million shares of its common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.09 per share. In 2016, the Company raised net proceeds of approximately $16.1 million (after deducting underwriting discounts and commissions and offering expense) through the sale of approximately 13.8 million shares of its common stock in an underwritten public offering at a price to the public of $1.25 per share and raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of its common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share.

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

In March 2011, the Board of Directors approved an amendment to the 2000 Stock Plan. At the Company’s annual stockholders meeting in June 2011, June 2014 and June 2016, the stockholders approved the amendment of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 5,500,000 shares, 4,000,000 shares and 5,000,000 shares, respectively. A total of 33,995,077 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2020.

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

As of December 31, 2016, 5,832,929 shares of common stock were available for future grant and options to purchase 28,162,148 shares of common stock were outstanding under the 2000 Stock Plan.

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan. A total of 300,000 shares of common stock had been reserved initially for issuance under this plan. The directors’ plan provides that each person who becomes a non-employee director of the Company after the effective date of the Company’s initial public offering will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of the Company. This plan also provides that each option granted to a new director shall vest at the rate of one-third per year and each annual option of 5,000 shares shall vest in full at the end of one year.

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

As of December 31, 2016, no shares of common stock were available for future grant and options to purchase 300,000 shares of common stock were outstanding under the 2000 Director’s Stock Option Plan.

2000 Employee Stock Purchase Plan

In August 2000, the Company adopted the 2000 Employee Stock Purchase Plan. This purchase plan is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, beginning on May 1 and November 1 of each year and ending April 30 and October 31, respectively, two years later. The purchase plan allows eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. The initial offering period commenced on the effectiveness of the Company’s initial public offering.

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

The plan expires in June 2025. A total of 2,550,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2016, 252,315 shares of common stock were available for future grant and 2,297,685 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2016, shares of common stock reserved for future issuance consisted of the following:

December 31, 2016
Stock options outstanding	28,462,148
Stock options available for grant	5,832,929
Employee Stock Purchase Plan	252,315
34,547,392

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	23,696,584	$2.73	5.45	$5.2
Options granted	3,747,428	$1.94
Options exercised	(300,602)	$0.99
Options forfeited	(144,611)	$1.50
Options expired	(2,758,960)	$2.95
Outstanding at December 31, 2014	24,239,839	$2.61	5.72	$—
Options granted	4,299,290	$1.09
Options exercised	(925,636)	$1.13
Options forfeited	(15,990)	$1.34
Options expired	(299,050)	$3.58
Outstanding at December 31, 2015	27,298,453	$2.41	5.39	$13.5
Options granted	3,872,958	$1.21
Options exercised	(299,183)	$0.97
Options forfeited	(224,898)	$1.23
Options expired	(2,185,182)	$4.78
Outstanding at December 31, 2016	28,462,148	$2.09	5.29	$3.9
Exercisable at December 31, 2016	24,631,826	$2.22	4.82	$3.1
Vested and expected to vest at December 31, 2016	28,297,959	$2.10	5.27	$3.9

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2016. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $158,000, $985,000 and $178,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In January 2016, 2015 and 2014, the Company granted its employees stock options to purchase 1.4 million, 1.5 million and 966,000 shares, respectively, of the Company’s common stock, which vested immediately on the grant date. These were granted in lieu of cash bonuses. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.81 in 2016, $0.65 in 2015 and $1.53 in 2014 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2016, 2015 and 2014.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2016, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of product revenues	$106	$108	$149
Research and development	1,433	1,400	1,697
Selling, general and administrative	1,116	1,152	1,234
	$2,655	$2,660	$3,080

Because the Company had a net operating loss carryforward as of December 31, 2016, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2016, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2016, 2015 and 2014) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Stock Options
Risk-free rate	1.3-2.4%	1.5-2.4%	1.9-2.8%
Expected dividend yield	—	—	—
Expected term (in years)	6.5-10.0	6.5-10.0	6.5-10.0
Volatility	76-83%	78-85%	76-85%
Forfeiture rate	4.2%	6.0%	7.2%

	Year ended December 31,
	2016	2015	2014
Employee Stock Purchase Plan
Risk-free rate	0.3-0.6%	0.1-0.3%	0.1%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	65-81%	68-95%	60-81%

There were 114,025, 113,625 and 115,412 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2016, 2015 and 2014, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2016, 2015 and 2014 was $45,000, $62,000 and $43,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2016, $2.8 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2020. The weighted average term of the unrecognized stock-based compensation expense is 2.0 years.

The following table summarizes information about stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 – 0.82	2,315,351	5.10	$0.78	2,315,351	$0.78
$0.88 – 0.88	3,175,642	7.88	$0.88	2,088,488	$0.88
$1.00 – 1.14	303,750	7.18	$1.05	234,187	$1.05
$1.16 – 1.16	2,979,930	8.97	$1.16	1,684,685	$1.16
$1.19 – 1.20	269,293	8.59	$1.19	77,293	$1.20
$1.21 – 1.21	3,474,526	6.08	$1.21	3,371,987	$1.21
$1.24 – 2.04	1,931,600	7.50	$1.47	1,434,047	$1.45
$2.09 – 2.09	3,893,646	5.69	$2.09	3,338,316	$2.09
$2.13 – 2.80	2,911,527	3.59	$2.27	2,880,589	$2.27
$3.01 – 6.30	7,206,883	1.98	$4.02	7,206,883	$4.02
$0.73 – 6.30	28,462,148	5.29	$2.09	24,631,826	$2.22

The Company received $290,000, $1.0 million and $299,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2016, 2015 and 2014, respectively.

10.	Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $397,000 on its balance sheet at both December 31, 2016 and 2015, that arose from tax amortization of an indefinite-lived intangible asset. The Company also recorded a tax provision of zero, $85,000, and $320,000 related to the deferred tax liability in the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company recorded an income tax expense of $61,000 in 2015, related to the reversing tax benefit on the unrealized gain on a marketable equity security which was recorded in the year ended December 31, 2014.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. federal taxes provision (benefit) at statutory rate	$(11,733)	$(7,681)	$(7,502)
State taxes	—	—	—
Change in valuation allowance	10,847	7,725	6,854
Stock-based compensation	2,045	530	1,139
Change in deferreds	(3)	56	(2)
Other	(1,156)	(577)	(465)
Total income tax provision	$0	$53	$24

In 2016, 2015 and 2014, total income tax provision expense was zero, $53,000 and $24,000, respectively. The Company has presented zero, $53,000, and $24,000 of deferred income tax provision in interest and other income (expenses) in its statements of operation and comprehensive income (loss). Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$123,107	$111,696
Research and other credits	13,441	12,001
Capitalized research and development expenses	10	132
Deferred revenue	874	1,045
Stock-based compensation	8,693	9,605
Other	3,405	3,645
Total deferred tax assets	149,530	138,124
Valuation allowance for deferred tax assets	(149,530)	(138,124)
Deferred tax liabilities—Intangibles	(397)	(397)
Net deferred tax assets and liabilities	$(397)	$(397)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.4 million, $7.2 million and $8.9 million during 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $327.2 million, which expire in the years 2019 through 2036, and federal research and development tax credits of approximately $11.1 million which expire at various dates beginning in 2018 through 2036, if not utilized.

As of December 31, 2016, the Company had net operating loss carryforwards for state income tax purposes of approximately $215.9 million, which expire in the years 2017 through 2036, if not utilized, and state research and development tax credits of approximately $12.2 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $7.0 and $7.0 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of the year	$6,965	$5,702
Increases (decrease) related to prior year tax positions	(737)	737
Increases (decrease) related to current year tax positions	754	526
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at end of the year	$6,982	$6,965

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income (expense), net in the accompanying Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2016 due to unutilized net operating losses and research credits.

11.	Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$3,608	$4,773	$3,157	$4,441	$3,743	$4,743	$3,517	$5,167
Net loss	$(7,852)	$(4,853)	$(9,014)	$(5,478)	$(8,832)	$(6,487)	$(8,811)	$(5,845)
Basic net loss per share	$(0.06)	$(0.04)	$(0.07)	$(0.05)	$(0.06)	$(0.05)	$(0.06)	$(0.05)
Diluted net loss per share	$(0.06)	$(0.04)	$(0.07)	$(0.05)	$(0.06)	$(0.05)	$(0.06)	$(0.05)

12.	Subsequent Event

As of March 9, 2017, the Company raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of the Company’s common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.31 per share. As of March 9, 2017, the Company had up to approximately $29.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DURECT Corporation

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DURECT Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DURECT Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 financial statements of DURECT Corporation and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California

March 15, 2017

Item 9B.	Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above,

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings  “Election of Directors,” “The Board, Board Committees and Meetings,” “Code of Ethics,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Proxy Statement under the headings “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships,” “Other Transactions,” and “The Board, Board Committees and Meetings,” and is incorporated herein by reference.

Item 14.       Principal Accountant Fees and Services

Information required by this item will be contained in the Proxy Statement under the heading “Fees Billed for Services Rendered by Principal Accountant,” and is incorporated herein by reference.

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

(3)

The list of exhibits filed as part of this report is set forth on the Exhibit Index immediately following the signature page of this report and is incorporated herein by reference in this Item 5(a)(3) or is filed in accordance with Item 601 of Regulation S–K.

Item 16.      Form 10-K Summary.

The Company has elected not to include summary information.

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

10.25

Executive Change of Control Policy, as amended December 12, 2013 (incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K (File No. 000-31615) filed with the SEC on February 27, 2014).

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

10.30

First Amendment to Loan and Security Agreement and First Amendment to Disbursement Letter between the Company and Oxford Finance, LLC dated July 31, 2015 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 3, 2015).

10.31

Loan and Security Agreement between the Company and Oxford Finance LLC dated July 28, 2016. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 1, 2016).

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Number	Description

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2016, 2015 and 2014

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write-Offs	Balance at end of the year
December 31, 2016
Allowance for doubtful accounts	$161	$(70)	$(18)	$73
December 31, 2015
Allowance for doubtful accounts	$211	$(38)	$(12)	$161
December 31, 2014
Allowance for doubtful accounts	$144	$88	$(21)	$211

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 15, 2017

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

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
James E. Brown

/s/ felix theeuwes	Chairman and Chief Scientific Officer	March 15, 2017
Felix Theeuwes

/s/ matthew j. hogan	Chief Financial Officer (Principal Accounting Officer)	March 15, 2017
Matthew J. Hogan

/s/ simon x. benito	Director	March 15, 2017
Simon X. Benito

/s/ terrence f. blaschke	Director	March 15, 2017
Terrence F. Blaschke

/s/ david r. hoffmann	Director	March 15, 2017
David R. Hoffmann

/s/ armand p. neukermans	Director	March 15, 2017
Armand P. Neukermans

/s/ jon s. saxe	Director	March 15, 2017
Jon S. Saxe

EXHIBIT INDEX

Number	Description

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.