Form 10-K/A
period 2016-12-31
DURECT CORP
filed 2017-03-29
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K of DURECT Corporation for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017 (the “Original Filing”), for the sole purpose of providing the stock performance graph in Part II, Item 5 of this Amendment No. 1, due to a filing error with the Original Filing. Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

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

12.1*	Ratio of Earnings to Fixed Charges.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of the Original Filing).

31.1***	Rule 13a-14(a) Section 302 Certification.

31.2***	Rule 13a-14(a) Section 302 Certification.

32.1***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Number	Description

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Original Filing, which is amended hereby.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
***	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2016, 2015 and 2014

(in thousands)

	Balance at beginning of the year	Provision	Recoveries/ Write-Offs	Balance at end of the year
December 31, 2016
Allowance for doubtful accounts	$161	$(70)	$(18)	$73
December 31, 2015
Allowance for doubtful accounts	$211	$(38)	$(12)	$161
December 31, 2014
Allowance for doubtful accounts	$144	$88	$(21)	$211

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 29, 2017

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017
James E. Brown

/s/ felix theeuwes	Chairman and Chief Scientific Officer	March 29, 2017
Felix Theeuwes

*	Chief Financial Officer (Principal Accounting Officer)	March 29, 2017
Matthew J. Hogan

*	Director	March 29, 2017
Simon X. Benito

*	Director	March 29, 2017
Terrence F. Blaschke

*	Director	March 29, 2017
David R. Hoffmann

*	Director	March 29, 2017
Armand P. Neukermans

*	Director	March 29, 2017
Jon S. Saxe

*By:	/s/ james e. brown
James E. Brown Attorney-in-Fact

EXHIBIT INDEX

Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.