Form 10-Q
period 2017-03-31
DURECT CORP
filed 2017-05-10
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 141,966,536 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$4,272	$5,404
Short-term investments	12,406	19,600
Accounts receivable (net of allowances of $87 at March 31, 2017 and $73 at December 31, 2016)	2,076	1,154
Inventories	3,462	3,782
Prepaid expenses and other current assets	2,905	2,486
Total current assets	25,121	32,426
Property and equipment (net of accumulated depreciation of $21,488 and $21,376 at March 31, 2017 and December 31, 2016, respectively)	1,191	1,297
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	236	236
Total assets	$33,097	$40,508
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,138	$2,086
Accrued liabilities	3,289	5,060
Contract research liabilities	787	783
Deferred revenue, current portion	1,016	968
Term loan, current portion, net	1,272	19,853
Total current liabilities	7,502	28,750
Deferred revenue, non-current portion	1,822	1,879
Term loan, non-current portion, net	18,597	—
Other long-term liabilities	1,929	1,541
Commitments and contingencies
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	451,429	448,404
Accumulated other comprehensive income (loss)	(5)	(3)
Accumulated deficit	(448,191)	(440,077)
Stockholders’ equity	3,247	8,338
Total liabilities and stockholders’ equity	$33,097	$40,508

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2017	2016
Collaborative research and development and other revenue (see Note 2)	$434	$419
Product revenue, net	4,133	3,189
Total revenues	4,567	3,608
Operating expenses:
Cost of product revenues	1,543	1,242
Research and development	7,548	6,625
Selling, general and administrative	3,043	3,062
Total operating expenses	12,134	10,929
Loss from operations	(7,567)	(7,321)
Other income (expense):
Interest and other income	36	27
Interest expense	(583)	(558)
Net other income (expense)	(547)	(531)
Net loss	$(8,114)	$(7,852)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	(2)	17
Total comprehensive loss	$(8,116)	$(7,835)
Net loss per share
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)
Weighted-average shares used in computing net loss per share
Basic	141,815	122,149
Diluted	141,815	122,149

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(8,114)	$(7,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	101
Stock-based compensation	665	710
Amortization of debt issuance cost	16	34
Net accretion/amortization on investments	(42)	(54)
Changes in assets and liabilities:
Accounts receivable	(922)	500
Inventories	320	(91)
Prepaid expenses and other assets	(419)	68
Accounts payable	(948)	(292)
Accrued and other liabilities	220	827
Contract research liabilities	4	(121)
Deferred revenue	(9)	(215)
Total adjustments	(1,003)	1,467
Net cash used in operating activities	(9,117)	(6,385)
Cash flows from investing activities
Purchases of property and equipment	(6)	(12)
Purchases of available-for-sale securities	-	(5,132)
Proceeds from maturities of available-for-sale securities	7,234	10,479
Net cash provided by investing activities	7,228	5,335
Cash flows from financing activities
Payments on equipment financing obligations	(3)	(6)
Net proceeds from issuances of common stock	760	1,326
Net cash provided by financing activities	757	1,320
Net (decrease) increase in cash and cash equivalents	(1,132)	270
Cash and cash equivalents, beginning of the period	5,404	3,583
Cash and cash equivalents, end of the period	$4,272	$3,853

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2017, the operating results and comprehensive loss for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of March 31, 2017, the Company had an accumulated deficit of $448.2 million as well as negative cash flows from operating activities. In May 2017, the Company signed an agreement with Sandoz AG (Sandoz) whereby Sandoz will have the exclusive commercialization rights to POSIMIR® (SABER®-bupivacaine) in the United States. Assuming expiration or termination of the application waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) and the closing of the Company’s license agreement with Sandoz, the Company has sufficient resources to meet its plans for the next twelve months following the issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs and achieving milestone and other payments under its collaboration and licensing agreements as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. As of March 31, 2017, the remaining carrying value of the excipients in the Company’s inventory was $626,000. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$704	$745
Work in process	1,364	1,672
Finished goods	1,394	1,365
Total inventories	$3,462	$3,782

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

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Condensed Statements of Comprehensive Loss.

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

Options to purchase approximately 26.3 million and 20.4 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for the Company in the first quarter of 2018.  The Company has not yet completed its final analysis of the impact of this guidance. To date, the Company’s revenues have been derived from product sales and from license and collaboration agreements. Based on the Company’s preliminary analysis, it does not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to significantly change. For the Company’s license and collaboration agreements, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company continues to review the impact that this new standard will have on collaboration and license arrangements as well as on its financial statement disclosures.  The Company has not yet concluded as to the method it will select to adopt the standard.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Collaborator
Santen Pharmaceutical Co. Ltd. (Santen) (1)	$94	$162
Zogenix, Inc. (Zogenix) (2)	44	246
Pain Therapeutics, Inc. (Pain Therapeutics)	24	4
Other collaborators	272	7
Total collaborative research and development and other revenue	$434	$419

(1)	Amounts related to ratable recognition of upfront fees were $57,000 for each of the three months ended March 31, 2017 and 2016.
(2)	Amounts related to ratable recognition of upfront fees were $42,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY ER and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $24,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2017 were $40.3 million under this agreement.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of March 31, 2017, the Company had received $1.5 million in cumulative milestone payments.

 In March 2016, Pain Therapeutics resubmitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $24,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the Company recognized zero and $279,000 of product revenue, respectively, related to key excipients for REMOXY ER and the associated cost of goods sold was zero and $124,000, respectively. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

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

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of the Company’s continuing research and development involvement with Zogenix with respect to this product candidate. Zogenix is obligated to pay the Company up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various developments, regulatory and sales milestones. Of these potential milestones, $28 million are development-based milestones (none of which has been achieved as of March 31, 2017), and $75 million are sales-based milestones (none of which has been achieved as of March 31, 2017). Zogenix is also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis. The patent royalty term is equal to the later of the expiration of all DURECT technology patents or joint patent rights in a particular jurisdiction, the expiration of marketing exclusivity rights in such jurisdiction, or 15 years from first commercial sale in such jurisdiction. After the patent royalty term, Zogenix will continue to pay royalties on annual net sales of the product at a reduced rate for so long as Zogenix continues to sell the product in the jurisdiction. Zogenix is also required to pay to the Company a tiered percentage of fees received in connection with any sublicense of the licensed rights.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2017 were $20.1 million under these agreements.

	Three months ended March 31,
	2017	2016
Ratable recognition of upfront payment	$42	$52
Research and development expenses reimbursable by Zogenix	2	194
Total collaborative research and development revenue	$44	$246

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2017). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of March 31, 2017, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended March 31,
	2017	2016
Ratable recognition of upfront payment	$57	$57
Research and development expenses reimbursable by Santen	37	105
Total collaborative research and development revenue	$94	$162

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2017 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$40	$—	$—	$40
Certificates of deposit	150	—	—	150
Commercial paper	3,078	—	—	3,078
Corporate debt	2,631	—	(1)	2,630
U.S. Government agencies	9,780	—	(4)	9,776
	$15,679	$—	$(5)	$15,674
Reported as:
Cash and cash equivalents	$3,118	$—	$—	$3,118
Short-term investments	12,411	—	(5)	12,406
Long-term restricted investments	150	—	—	150
	$15,679	$—	$(5)	$15,674

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$693	$—	$—	$693
Certificates of deposit	150	—	—	150
Commercial paper	4,947	—	—	4,947
Corporate debt	2,644	—	(1)	2,643
U.S. Government agencies	14,461	1	(3)	14,459
	$22,895	$1	$(4)	$22,892
Reported as:
Cash and cash equivalents	$3,142	$—	$—	$3,142
Short-term investments	19,603	1	(4)	19,600
Long-term restricted investments	150	—	—	150
	$22,895	$1	$(4)	$22,892

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2017, by contractual maturity (in thousands):

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$15,639	$15,634
Mature after one year through two years	—	—
	$15,639	$15,634

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2017.

As of March 31, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

In the first quarter of 2017, the Company elected to adopt ASU 2016-09, Improvement to Employee Share-based Payment, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to account for forfeitures as they occur and therefore, share-based compensation expense for the three months ended March 31, 2017 has been calculated based on actual forfeitures, rather than our previous approach which was net of estimated forfeitures. The Company’s adoption of ASU 2016-09 in the first quarter of 2017 did not have a material impact on its financial statements.

As of March 31, 2017, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2017	2016
Cost of product revenues	$28	$27
Research and development	369	353
Selling, general and administrative	268	330
Total stock-based compensation	$665	$710

As of March 31, 2017 and December 31, 2016, $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted (including fully vested options issued in January 2017 and January 2016) and shares purchased under its employee stock purchase plan for the three and nine months ended March 31, 2017 and 2016:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Risk-free rate	2.2-2.5%	1.6-1.9%	0.6%	0.3%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.8-10.0	6.5-9.3	0.5	0.5
Volatility	75-82%	77-83%	81%	68%

Note 5. Term Loan

In July 2016, the Company renegotiated the terms of its $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance) with such renegotiated terms being formalized in a new Loan and Security Agreement (the “2016 Loan Agreement”). The 2016 Loan Agreement supersedes the 2014 Loan Agreement with Oxford Finance and the 2015 amendment to such agreement. The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment and interest rate payments are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

As of March 31, 2017, the Company was in compliance with all material covenants under the Loan Agreement and the Company believes that there have been no material adverse changes. In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on the Company’s balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s 2016 Loan Agreement.  In May 2017, the Company signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR (SABER-bupivacaine) in the United States. Assuming expiration or termination of the application waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) and the closing of the Company’s license agreement with Sandoz, the Company has sufficient resources to meet its plans for the next twelve months following the issuance of these financial statements. As a result, that portion of the term loan that is due more than 12 months after March 31, 2017 has been reclassified to a non-current liability from a current liability as of March 31, 2017.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of March 31, 2017, are as follows (in thousands):

Nine months ended December 31, 2017	$1,215
2018	8,698
2019	8,724
2020	6,641
Total minimum payments	25,278
Less amount representing interest	(5,278)
Gross balance of term loan	20,000
Less unamortized debt discount	(131)
Carrying value of term loan	19,869
Less term loan, current portion, net	(1,272)
Term loan, non-current portion, net	18,597

Note 6. Stockholders’ Equity

During the three months ended March 31, 2017, the Company raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of the Company’s common stock in the open market at a weighted average price of $1.31 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering). As of May 5, 2017, the Company had up to approximately $29.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

Note 7. Subsequent Event

In May 2017, the Company and Sandoz entered into a license agreement to develop and market POSIMIR in the United States. POSIMIR is the Company’s investigational post-operative pain relief depot currently in Phase III clinical development in the United States that utilizes the Company’s patented SABER® technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz will make an upfront payment of $20 million, with the potential for up to an additional $43 million in milestone payments based on successful development and regulatory milestones, and up to an additional $230 million in sales-based milestones.  Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. Closing of the transaction is anticipated to occur in the second quarter of 2017 and is contingent solely on termination or expiration of the applicable waiting period under the HSR Act. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the closing of our agreement with Sandoz with respect to POSIMIR;
•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for products in our product pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•

the results and timing of clinical trials, including for POSIMIR, DUR-928, REMOXY ER, Relday, or ORADUR-ADHD or other ORADUR-based product candidates, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;

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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2016 and in Note 2 of the financial statements included in Item 1 above.

Epigenetic Regulator Program and New Chemical Entities

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetic regulation does not change the DNA sequence but regulates the pattern of DNA expression and subsequent cellular functions. DUR-928 is our program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

NOTE:	POSIMIR®, SABER®, CLOUD®, TRANSDUR®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various orphan disease or syndrome patient populations or broader disease or syndrome patient populations. The lead compound from this program (DUR-928) is an endogenous, orally available small molecule that modulates the activity of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation, and cell survival.

The biological activity of DUR-928 has been demonstrated in over 10 different animal disease models involving three animal species. Several of these disease models represent chronic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and several represent acute organ injuries (endotoxin shock, kidney, liver and brain).

We are pursuing the development of DUR-928 through three programs for: (i) chronic metabolic disorders or liver diseases using an oral formulation, (ii) acute organ injury using an injectable formulation, and (iii) local skin inflammatory disorders using a topical formulation. We are also evaluating additional indications beyond these programs.

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, rabbits, dogs and monkeys, DUR-928 has been found to be orally available, locally tolerable, and safe at all doses and routes tested to date. These non-clinical results have supported the initiation of DUR-928 into human safety trials.

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH. In addition to these large populations of patients with liver disease, there are a number of orphan patient populations with various forms of liver disease for which we may seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

Clinical Program.    The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics (PK) of orally administered DUR-928. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 (n=20 on drug, 10 on placebo) at escalating doses that resulted in peak plasma concentrations greater than 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2-6 hours after dosing. We subsequently conducted a Phase 1 multiple-ascending-dose, randomized, double-blinded, placebo-controlled, oral administration trial in 20 healthy subjects (n=16 on drug, 4 on placebo). Following multiple dosing. DUR-928 was well-tolerated at all doses, with no serious drug-related adverse events reported and no accumulation in plasma concentrations were observed with repeat dosing.  We also conducted a food effect study with 8 healthy volunteers and observed no food effect on absorption.

Our first patient trial utilizing orally administered DUR-928 was an open-label, single-ascending-dose safety and PK Phase 1b trial in liver function impaired (NASH) patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function).  This study was conducted in Australia in two successive dose cohorts (a low dose and then a high dose) and NASH patients were either confirmed cirrhotic or non-cirrhotic.  Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017.

All patients and MCS tolerated DUR-928 well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusually abnormal biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent.

While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18.  The mean decrease of full-length CK-18 (a generalized cell death marker) at 12 hours after dosing was 33% in the NASH patients in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at 12 hours was 37% in the NASH patients in the low dose cohort and 47% in the high dose cohort.  The mean reduction in total bilirubin (a liver function impairment marker) at 12 hours after dosing in the NASH patients was 27% in the low dose cohort and 31% in the high dose cohort.  High sensitivity C-Reactive Protein (hsCRP), a marker of inflammation, trended higher at 12 hours after dosing in the NASH patients by

3% on average in the low dose cohort but reduced by 12% in the high dose cohort.  IL-18, an inflammatory mediator implicated in both liver and kidney diseases, trended lower at 12 hours by 5% on average in both the low dose cohort and the high dose cohort.

Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be observed in a statistically significant manner, or that DUR-928 will demonstrate safety or efficacy in treating NASH or other liver diseases in larger controlled trials.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury, including acute kidney injury (AKI) and other conditions, is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. AKI alone, for example, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, and worsening of chronic kidney disease. In addition to this large population of patients, there are a number of orphan and broad patient populations with various forms of acute organ injury for which we may seek to develop DUR-928.

Clinical Program.    The initial Phase 1 trial with injectable administration was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected DUR-928. The 24-subject study (16 healthy volunteers on the drug and 8 on placebo) of four escalating dose levels resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received IM injected DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending-dose intravenous infusion (IV) study with 16 healthy volunteers and observed no treatment related serious adverse events. The systemic exposure following IV infusion was dose proportional.

Our second Phase 1b study with injected DUR-928, also being conducted in Australia, is an open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and MCS (matched by age, body mass and gender with normal kidney function).  This study is being conducted in two successive cohorts (first a low dose and then a high dose) evaluating safety and PK of single-dose IM injected DUR-928.

In this trial, the low dose cohort has been completed, while the high dose cohort study is enrolling patients.  Data from the low dose cohort showed the PK parameters between the kidney function impaired patients and the MCS were comparable and DUR-928 was well tolerated among all subjects.

We have been working with our clinical advisors to design several Phase 2 studies and are planning to submit one or more INDs in 2017 which are required to enable these studies to take place in the United States.  In 2016, we held a pre-IND meeting with the Cardiovascular and Renal Products Division of the FDA, and we are utilizing feedback from that meeting as well as from our clinical advisors to prepare an IND which is required to enable a Phase 2 AKI trial in the United States. In addition, we submitted an initial IND in late December 2016 for a proposed Phase 2 liver study.  The FDA has requested certain drug-drug interaction data and has made suggestions as to modifications to our proposed protocol.  We are conducting studies designed to address FDA’s request.

Skin Inflammatory Disorder Program with Topical DUR-928

Market opportunity.  Skin inflammatory disorders, such as psoriasis or atopic dermatitis, affect approximately 7.5 million and 32 million Americans, respectively.  Most currently available topical treatments, typically as first line therapy, either slow down excessive skin cell reproduction or reduce inflammation.  Steroids are the most commonly used topical anti-inflammatory agents because they reduce the swelling and redness of lesions.  If topicals are insufficient and the lesion is severe, then systemic medications are often used which may entail additional safety concerns.

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the biological activities of DUR-928, such as the downregulation of IL-17, full length CK-18, and cleaved CK-18, as well as the results of a psoriasis study with DUR-928 in mice. The double blinded and placebo controlled Phase 1b trial was conducted using a microplaque assay with intralesional injections of DUR-928.   We feel that the initial results were encouraging and warrant further investigation.  As a result, we are developing topical formulations of DUR-928 and planning another Phase 1b microplaque POC trial.

POSIMIR® (SABER®-Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. In May 2017, we signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR in the United States.  DURECT retains the development and commercialization rights to POSIMIR in all other countries. Closing of the transaction is anticipated to occur in the second quarter of 2017 and is contingent solely on the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the second quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval.

REMOXY® ER

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. REMOXY ER, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse, was developed under this agreement. Even where abuse deterrent properties exist, opioid drugs such as oxycodone still expose users to the risks of addiction, abuse and misuse. REMOXY ER is intended for patients who have pain serious enough to require daily, around-the-clock opioid treatment and for which alternative treatment options are inadequate. In November 2005, Pain Therapeutics and King entered into collaboration and license agreements for the development and commercialization of REMOXY ER by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER and to the other ORADUR-based opioids. Pfizer subsequently relinquished their rights to Pain Therapeutics.

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following a recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  Pain Therapeutics stated in its public filings that it expects to complete these studies by year end 2017, after which they intend to have a pre-NDA meeting with the FDA followed by resubmission of the REMOXY NDA.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2017, we had an accumulated deficit of $448.2 million. Our net loss was $8.1 million for the three months ended March 31, 2017. Our net losses were $34.5 million and $22.7 million for the years ended December 31, 2016 and 2015, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to remain comparable to the first quarter of 2017. We expect selling, general and administrative expenses to increase in the second quarter of 2017 compared to the first quarter of 2017 as a result of a fee owed to an advisory firm that assisted with the licensing agreement with Sandoz. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three months ended March 31, 2017 and 2016

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

We expect our collaborative research and development revenue in the next few quarters to increase compared to the first quarter of 2017 as a result of beginning to recognize revenue associated with the $20 million upfront payment associated with the agreement with Sandoz; closing of the transaction is anticipated to occur in the second quarter of 2017 and is contingent solely on the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Collaborator
Santen Pharmaceutical Co. Ltd. (Santen) (1)	$94	$162
Zogenix, Inc. (Zogenix) (2)	44	246
Pain Therapeutics, Inc. (Pain Therapeutics)	24	4
Others	272	7
Total collaborative research and development and other revenue	$434	$419

(1)	Amounts related to ratable recognition of upfront fees were $57,000 for each of the three months ended March 31, 2017 and 2016.
(2)	Amounts related to ratable recognition of upfront fees were $42,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $4.1 million and $3.2 million in the three months ended March 31, 2017 and 2016, respectively. The increase in the three months ended March 31, 2017 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold for this product line, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold and lower revenue from certain excipients that are included in REMOXY ER and in a currently marketed animal health product compared to the corresponding period in 2016.

Cost of product revenues

Cost of product revenues were $1.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase in the cost of product revenue in the three months ended March 31, 2017 were primarily the result of higher cost of goods sold from our LACTEL product line arising from higher units sold for this product line compared to the corresponding period in 2016. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $28,000 and $27,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we had 21 manufacturing employees compared with 20 as of March 31, 2016. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $7.5 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. The increase in the three months ended March 31, 2017 was primarily attributable to higher research and development costs associated with POSIMIR and DUR-928, partially offset by lower research and development costs associated with depot injectable programs, the Santen ophthalmic program, REMOXY ER, Relday, ELADUR, ORADUR-ADHD and other research programs compared to the corresponding period in 2016, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $369,000 and $353,000 for the three months ended March 31, 2017 and 2016 respectively. As of March 31, 2017, we had 50 research and development employees compared with 54 as of March 31, 2016. We expect research and development expenses in the near future to remain comparable to the first quarter of 2017 as we continue our development activities for POSIMIR and DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2017	2016
POSIMIR	$3,741	$2,726
DUR-928	3,054	2,460
Depot injectable programs	456	495
Santen ophthalmic program (1)	41	116
REMOXY ER (1)	35	226
Relday (1)	26	237
ELADUR (1)	20	21
ORADUR-ADHD	15	96
Others	160	248
Total research and development expenses	$7,548	$6,625

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix, Impax and Santen.

POSIMIR

Our research and development expenses for POSIMIR were $3.7 million and $2.7 million in the three months ended March 31, 2017 and 2016, respectively. The increase in the three months ended March 31, 2017 was primarily due to higher clinical trial expenses for POSIMIR compared with the corresponding period in 2016.

DUR-928

Our research and development expenses for DUR-928 were $3.1 million and $2.5 million in the three months ended March 31, 2017 and 2016, respectively. The increase in the three months ended March 31, 2017 was primarily due to higher clinical trial expenses and higher employee-related expenses incurred for this drug candidate compared with the corresponding period in 2016.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $456,000 and $495,000 in the three months ended March 31, 2017 and 2016, respectively. The decrease in the three months ended March 31, 2017 were primarily due to lower employee-related costs and lower costs related to research supplies for these programs compared with the corresponding period in 2016.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $41,000 and $116,000 in the three months ended March 31, 2017 and 2016, respectively. The decrease in the three months ended March 31, 2017 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding period in 2016.

REMOXY ER

Our research and development expenses for REMOXY ER were $35,000 and $226,000 in the three months ended March 31, 2017 and 2016, respectively. The decrease in the three months ended March 31, 2017 was primarily due to lower employee-related costs for REMOXY ER compared with the corresponding period in 2016.

Relday

Our research and development expenses for Relday were $26,000 and $237,000 in the three months ended March 31, 2017 and 2016, respectively. The decreases in the three months ended March 31, 2017 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding period in 2016.

ELADUR

Our research and development expenses for ELADUR were $20,000 and $21,000 in the three months ended March 31, 2017 and 2016, respectively. Our research and development expenses for ELADUR were comparable in the three months ended March 31, 2017 and 2016.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $15,000 and $96,000 in the three months ended March 31, 2017 and 2016, respectively. The decrease in the three months ended March 31, 2017 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding period in 2016.

Other DURECT research programs

Our research and development expenses for all other programs were $160,000 and $248,000 in the three months ended March 31, 2017 and 2016, respectively. The decrease in the three months ended March 31, 2017 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding period in 2016.

We expect our research and development expenses to remain comparable in the near future as we continue to incur clinical trial expenses for POSIMIR and DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.0 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in selling, general and administrative expenses in the three months ended March 31, 2017 was primarily due to lower stock-based compensation expenses compared to the corresponding period in 2016. Stock-based compensation expense recognized related to selling, general and administrative personnel was $268,000 and $330,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we had 24 selling, general and administrative employees compared with 26 as of March 31, 2016. We expect selling, general and administrative expenses in the near future to increase compared to the first quarter of 2017 as a result of a fee owed to an advisory firm that assisted with the licensing agreement with Sandoz.

Other income (expense). Interest and other income was $36,000 and $27,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in interest and other income in the three months ended March 31, 2017 was primarily the result of higher yields generated on cash and investments in the first quarter of 2017 compared with the same period in 2016.

Interest and other expense was $583,000 and $558,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in interest and other expense in the three months ended March 31, 2017 was primarily due to higher interest expenses recorded for the term loan refinanced in July 2016 compared with the same period in 2016.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $16.8 million at March 31, 2017 compared to $25.2 million at December 31, 2016. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2017 and December 31, 2016. The decrease in cash, cash equivalents and investments during the three months ended March 31, 2017 was primarily the result of ongoing operating expenses and interest payments, partially offset by $760,000 of cash received from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and payments received from collaboration partners and customers.

We used $9.1 million of cash in operating activities for the three months ended March 31, 2017 compared to $6.4 million for the corresponding period in 2016. The cash used for operations was primarily to fund operations as well as our working capital requirements and reflected a net loss of $8.1 million, partially offset by the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $7.2 million of cash from investing activities for the three months ended March 31, 2017 compared to $5.3 million for the corresponding period in 2016. The increase in cash received in investing activities was primarily due to a decrease in net purchases of maturities of available-for-sale securities for the three months ended March 31, 2017 compared to the corresponding period in 2016. We anticipate incurring capital expenditures of approximately $100,000 in 2017 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $757,000 of cash from financing activities for the three months ended March 31, 2017 compared to $1.3 million for the corresponding period in 2016. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock in the three months ended March 31, 2017 compared with the corresponding period in 2016. During the three months ended March 31, 2017, we raised net proceeds (net of commission) of approximately $731,000 from the sale of 573,612 shares of common stock at a weighted average price of $1.31 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.

We anticipate that cash used in operating activities in the near future will decrease compared to the first quarter ended March 31, 2017.

During the three months ended March 31, 2017, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months assuming we close the Sandoz agreement with respect to POSIMIR. Closing of the transaction is anticipated to occur in the second quarter of 2017 and is contingent solely on the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical products currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements; and/or
•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term, will earn milestone revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares).

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We do not control development of REMOXY ER

We have relied on Pain Therapeutics, King Pharmaceuticals, and Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. There can be no assurance that Pain Therapeutics will continue development of REMOXY ER, or if Pain Therapeutics continues development of REMOXY ER, there can be no assurance that an NDA for REMOXY ER will ever be approved by the FDA. In September 2016, Pain Therapeutics received a Complete Response Letter for REMOXY ER; we are dependent on Pain Therapeutics to address this Complete Response Letter and there can be no assurance that an NDA for REMOXY ER will ever be approved by the FDA. Any further delay or discontinuation in the development of REMOXY ER will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928, ORADUR-ADHD, Relday, or ELADUR. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER and POSIMIR to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-ADHD, Relday, or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•

DUR-928—In 2015, we completed initial Phase 1 human safety trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Data from the study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017.  The low dose cohort consisted of 10 subjects with NASH (of which 4 were cirrhotic and 6 were not cirrhotic) and 6 matched control subjects.  After a PK/safety review of this cohort, the study proceeded to the high dose cohort utilizing a dose four times larger than the low dose cohort.  The high dose cohort consisted of 10 subjects with NASH (of which 2 were cirrhotic and 8 were not cirrhotic) and 6 matched control subjects.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. We also are conducting a Phase 1b single-ascending-dose, injectable administration trial in renal function impaired patients; the low dose cohort has been completed and the high dose cohort is enrolling patients. We conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intradermal micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 that we are evaluating for a future topical application Phase 1b microplaque trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.
•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we switched in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same. We expect to enroll approximately 264 patients in Part 2 of PERSIST, and we expect this part of the trial to finish dosing patients in the second quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval. There can be no assurance that the trial will enroll on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

•

REMOXY ER—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER. In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following a recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  Pain Therapeutics stated that it expects to complete these studies by year end 2017, after which they intend to have a pre-NDA meeting with the FDA followed by resubmission of the REMOXY NDA. There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a new commercialization partner.

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

•

Relday—In January 2013, Zogenix announced positive single-dose pharmacokinetic (PK) results from a Phase 1 clinical trial of Relday. Per Zogenix, based on the favorable safety and PK profile demonstrated with the 25 mg and 50 mg once-monthly doses tested in the Phase 1 trial, Zogenix extended the study to include a 100 mg dose of the same formulation. In May 11013, Zogenix announced positive results with the 100 mg arm, demonstrating dose proportionality across the full dose range that would be anticipated to be used in clinical practice. In September 2015, Zogenix announced positive top line results from this multi-dose clinical trial. According to Zogenix, the results for Relday demonstrated that risperidone plasma concentrations in the therapeutic range were achieved on the first day of dosing, reached steady state levels following the second dose and consistently maintained therapeutic levels throughout the four-month period. Also according to Zogenix, Relday was generally safe and well-tolerated, with results consistent with the profile of risperidone and the previous Phase 1 single-dose clinical trial. Zogenix further stated that it had initiated efforts to secure a development and commercialization partner for Relday, and that Relday is well-positioned to begin a Phase 3 program once a partner is secured. There can be no assurance that Zogenix will secure a development and commercialization partner for Relday or that Relday will begin the Phase 3 program or that if such a program is begun it will generate data sufficient to support a successful NDA.

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

Many of our drug candidates under development, including REMOXY ER are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

For several years, FDA has required companies engaged in manufacturing and sales of opioid products to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.  All manufacturers of long-acting and extended-release opioids must ensure that training is provided to prescribers of these medications and develop information that prescribers can use when counseling patients about the risks and benefits of opioid use.  The FDA has also announced safety labeling changes and post-market study requirements for extended-release and long-acting opioid analgesics (ER/LA opioids). The updated class-wide labeling changes state that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is requiring the drug companies that make these products to conduct further post-market studies and clinical trials. These changes may result in a decrease in prescriptions for this class of drugs and will increase the costs borne by manufacturers of ER/LA opioids.  More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

Many of our drug candidates including REMOXY ER are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Sandoz, Pain Therapeutics, Zogenix, Impax, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute POSIMIR, REMOXY ER, Relday, ELADUR and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIMIR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIMIR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Sandoz, Pain Therapeutics, Zogenix, Impax, Santen or Orient Pharma could have similar effects.

Our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen recent declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. We do not expect our collaboration revenues to increase unless we enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Sandoz with respect to POSIMIR, Pain Therapeutics with respect to REMOXY ER, Orient Pharma with respect to ORADUR-Methylphenidate, Zogenix with respect to Relday, Impax with respect to ELADUR, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of March 31, 2017, we had $2.8 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs for at least the next 12 months, provided we close our agreement with Sandoz with respect to POSMIR. However, our actual capital requirements will depend on many factors, including:

•	success in entering into collaboration agreements and meeting milestones under such agreements;
•	expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the closing of our agreement with Sandoz with respect to POSIMIR;

•	regulatory actions with respect to our product candidates;
•	continued progress and cost of our research and development programs;
•	the continuation of our collaborative agreements that provide financial funding for our activities;
•	success in entering into collaboration agreements and meeting milestones under such agreements;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical product candidates;
•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our product candidates;
•	competing technological and market developments;
•	market acceptance of our product candidates;
•	costs for recruiting and retaining employees and consultants; and
•	unexpected legal, accounting and other costs and liabilities related to our business.

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

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2016 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern

At the time of filing our Form 10-K for the year ended December 31, 2016, we determined that we did not have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  Our recurring losses from operations, negative cash flows and need for additional capital raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016.  As of the filing of this Form 10-Q for the three months ended March 31, 2017, based primarily on our assumption that the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) will terminate or expire and we will close our agreement with Sandoz with respect to POSIMIR, we have determined that we have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  If we are not able to close our agreement with Sandoz with respect to POSIMIR, we will need to raise additional capital or take actions to reduce our expenses, or both.  Even after the closing of our agreement with Sandoz with respect to POSIMIR, our continued operations are contingent on our ability to enter into new collaborative agreements, achieve milestone and other payments under our collaboration and licensing agreements, raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we may have to substantially curtail our operations and business plan.

Failure to comply with laws and regulations could hamper the anticipated benefits of our pending agreement with Sandoz

In May 2017, we and Sandoz entered into a license agreement to develop and market POSIMIR in the United States. We retain commercialization rights in other countries.  Closing of the transaction is anticipated to occur in the second quarter of 2017 and is contingent solely on the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no assurance that the waiting period under the HSR Act will expire or terminate as anticipated. If the waiting period under the HSR Act does not expire or terminate in a timely manner, we may not realize the benefits of the collaboration with Sandoz to the extent anticipated.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including POSIMIR, REMOXY ER, ELADUR, Relday and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR, REMOXY ER, Relday and ELADUR. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2017, had an accumulated deficit of approximately $448.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, DUR-928, REMOXY ER, Relday and ELADUR), are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER, Relday, ELADUR and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of May 5, 2017, we owned or exclusively in-licensed over 55 unexpired issued U.S. patents and over 355 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we owned or exclusively in-licensed over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY ER, is as follows:

In the United States, POSIMIR is covered by two patent families. One patent family includes granted patents expiring in at least 2025. Another patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by five granted patents with three expiring in 2025 and two expiring in 2026, plus any eligible patent term extensions.

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes eleven granted patents. The patent family providing protection until at least 2034 includes two granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by four granted patents with two expiring in each of 2023 and 2026, respectively, plus any eligible patent term extensions.

Our Epigenetic Regulator Program includes eight in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, and 2037, respectively, plus any eligible patent term adjustments and extensions. Of the nine patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other seven have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

The patent laws of the United States have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court and other courts with respect to the standards of patentability, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changed patent priority from “first to invent” to “first to file,” implemented a post-grant opposition system for patents and provided a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Sandoz, Pain Therapeutics, Zogenix, Orient Pharma, Impax and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Some of our pharmaceutical product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. REMOXY ER, and certain other product candidates we have under development contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2017. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2016 and determined that goodwill was not impaired as of December 31, 2016. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar and others have development plans for products to treat NAFLD/NASH or other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

POSIMIR, ELADUR, Relday, REMOXY ER, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. Relday, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, REMOXY ER, DUR-928, Relday and ELADUR. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. During the three months ended March 31, 2017, we raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.31 per share. As of May 5, 2017, we had up to approximately $29.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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
•

adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIMIR, REMOXY ER, DUR-928, Relday, ELADUR or other product candidates;

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

Not applicable

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

Date: May 10, 2017

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 10, 2017

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