Form 10-Q
period 2017-06-30
DURECT CORP
filed 2017-08-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, there were 146,998,596 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$30,405	$5,404
Short-term investments	3,055	19,600
Accounts receivable (net of allowances of $75 at June 30, 2017 and $73 at December 31, 2016)	1,385	1,154
Inventories	3,714	3,782
Prepaid expenses and other current assets	3,454	2,486
Total current assets	42,013	32,426
Property and equipment (net of accumulated depreciation of $21,600 and $21,376 at June 30, 2017 and December 31, 2016, respectively)	1,089	1,297
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	282	236
Total assets	$49,933	$40,508
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Accounts payable	$1,783	$2,086
Accrued liabilities	4,103	5,060
Contract research liabilities	2,131	783
Deferred revenue, current portion	16,207	968
Term loan, current portion, net	3,273	19,853
Total current liabilities	27,497	28,750
Deferred revenue, non-current portion	5,617	1,879
Term loan, non-current portion, net	16,611	—
Other long-term liabilities	2,046	1,541
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	14	14
Additional paid-in capital	456,269	448,404
Accumulated other comprehensive income (loss)	(3)	(3)
Accumulated deficit	(458,118)	(440,077)
Stockholders’ equity (deficit)	(1,838)	8,338
Total liabilities and stockholders’ equity (deficit)	$49,933	$40,508

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Collaborative research and development and other revenue (see Note 2)	$1,268	$371	$1,702	$790
Product revenue, net	3,051	2,786	7,184	5,975
Total revenues	4,319	3,157	8,886	6,765
Operating expenses:
Cost of product revenues	924	913	2,467	2,155
Research and development	9,079	7,852	16,627	14,477
Selling, general and administrative	3,681	2,888	6,724	5,950
Total operating expenses	13,684	11,653	25,818	22,582
Loss from operations	(9,365)	(8,496)	(16,932)	(15,817)
Other income (expense):
Interest and other income	39	40	75	67
Interest expense	(601)	(558)	(1,184)	(1,116)
Net other income (expense)	(562)	(518)	(1,109)	(1,049)
Net loss	$(9,927)	$(9,014)	$(18,041)	$(16,866)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	2	7	—	24
Total comprehensive loss	$(9,925)	$(9,007)	$(18,041)	$(16,842)
Net loss per share
Basic	$(0.07)	$(0.07)	$(0.13)	$(0.13)
Diluted	$(0.07)	$(0.07)	$(0.13)	$(0.13)
Weighted-average shares used in computing net loss per share
Basic	142,532	132,812	142,176	127,480
Diluted	142,532	132,812	142,176	127,480

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(18,041)	$(16,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	206
Stock-based compensation	1,228	1,407
Amortization of debt issuance cost	31	68
Net accretion/amortization on investments	(65)	(107)
Changes in assets and liabilities:
Accounts receivable	(231)	367
Inventories	68	(241)
Prepaid expenses and other assets	(1,013)	540
Accounts payable	(303)	31
Accrued and other liabilities	1,154	257
Contract research liabilities	1,348	(6)
Deferred revenue	18,977	245
Total adjustments	21,418	2,767
Net cash provided by (used in) operating activities	3,377	(14,099)
Cash flows from investing activities
Purchases of property and equipment	(17)	(22)
Purchases of available-for-sale securities	—	(18,646)
Proceeds from maturities of available-for-sale securities	16,610	18,661
Net cash provided by (used in) investing activities	16,593	(7)
Cash flows from financing activities
Payments on equipment financing obligations	(6)	(12)
Net proceeds from issuances of common stock	5,037	18,571
Net cash provided by financing activities	5,031	18,559
Net increase in cash and cash equivalents	25,001	4,453
Cash and cash equivalents, beginning of the period	5,404	3,583
Cash and cash equivalents, end of the period	$30,405	$8,036
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,600	$1,143

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2017, the operating results and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2017, the Company had an accumulated deficit of $458.1 million as well as negative cash flows from operating activities. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs and achieving milestone and other payments under its collaboration and licensing agreements as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. As of June 30, 2017, the remaining carrying value of the excipients in the Company’s inventory was $626,000. In addition, the Company has remaining unrecorded future purchase commitments totaling $1.0 million through 2018. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory and a reserve for future purchase commitments.

The Company’s inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$687	$745
Work in process	1,546	1,672
Finished goods	1,481	1,365
Total inventories	$3,714	$3,782

Revenue Recognition

Revenue from the sale of products is recognized when there is persuasive evidence that an arrangement exists, the product is shipped and title transfers to customers, provided no continuing obligation on the Company’s part exists, the price is fixed or determinable and the collectability of the amounts owed is reasonably assured. The Company enters into license and collaboration agreements under which it may receive upfront license fees, research funding and contingent milestone payments and royalties. The Company’s deliverables under these arrangements typically consist of granting licenses to intellectual property rights and providing research and development services. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The accounting standards contain a presumption that separate contracts entered into at or near the same time with the same entity or related parties were negotiated as a package and should be evaluated as a single agreement. Deferred revenue associated with a non-refundable payment received under a license and collaboration agreement for which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

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

Milestone payments under collaborative arrangements are triggered either by the results of the Company’s research and development efforts or by specified sales results by a third-party collaborator. Milestones related to the Company’s development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantive (i.e., not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of the Company’s performance. The Company’s involvement is generally necessary to the achievement of development-based milestones. The Company would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. Under the Company’s collaborative agreements, the Company’s third-party collaborators will take the lead in commercialization activities and the Company is typically not involved in the achievement of sales-based milestones. These sales-based milestones would be achieved after the completion of the Company’s development activities. The Company would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, the Company has no future performance obligations related to any milestone payments.

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

Options to purchase approximately 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2017, respectively, as the effect would be anti-dilutive. Options to purchase approximately 20.8 million and 20.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2016, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for the Company in the first quarter of 2018.  The Company is in the process of identifying revenue streams for analysis and has begun its analysis of a major collaboration under the new standard. However, the Company has not yet completed its final analysis of the impact of this guidance. To date, the Company’s revenues have been derived from product sales and from license and collaboration agreements. Based on the Company’s preliminary analysis, it does not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to significantly change. For the Company’s license and collaboration agreements, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company continues to review the impact that this new standard will have on collaboration and license arrangements as well as on its financial statement disclosures.  The Company currently anticipates it will select the modified retrospective method to adopt the standard.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Collaborator
Sandoz AG (Sandoz) (1)	$769	$-	$769	$-
Pain Therapeutics, Inc. (Pain Therapeutics)	81	6	105	10
Santen Pharmaceutical Co. Ltd. (Santen) (2)	54	148	148	310
Zogenix, Inc. (Zogenix) (3)	42	195	86	441
Others	322	22	594	29
Total collaborative research and development and other revenue	$1,268	$371	$1,702	$790

(1)	Amounts related to ratable recognition of upfront fees were $769,000 for each of the three and six months ended June 30, 2017 respectively, compared to zero for the corresponding periods in 2016.
(2)

Amounts related to ratable recognition of upfront fees were $48,000 and $105,000 for the three and six months ended June 30, 2017 respectively, compared to $57,000 and $114,000 for the corresponding periods in 2016.

(3)

Amounts related to ratable recognition of upfront fees were $42,000 and $84,000 for the three and six months ended June 30, 2017 respectively, compared to $52,000 and $104,000 for the corresponding periods in 2016.

Agreement with Sandoz AG

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017. POSIMIR is the Company’s investigational post-operative pain relief depot currently in Phase III clinical development in the United States that utilizes the Company’s patented SABER® technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz made an upfront payment of $20 million, with the potential for up to an additional $43 million in milestone payments based on successful development and regulatory milestones, and up to an additional $230 million in sales-based milestones.  DURECT will remain responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through approval. DURECT also has certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The agreement also contains terms and conditions customary for this type of arrangement, including representations, warranties and indemnities.

The Company evaluated the agreement under the accounting guidance for multiple element arrangements and identified three deliverables: the license to develop and market POSIMIR, the research and development services and the manufacturing services.  Given that the delivery of the manufacturing services by the Company is dependent upon approval of POSIMIR by the FDA, and that the fee to be received by the Company for these services, should they be delivered, is consistent with their estimated selling price, the Company considers the manufacturing services to be a contingent deliverable and has excluded them from the initial measurement and allocation of the arrangement consideration.  The Company evaluated the license deliverable and concluded that it did not have stand alone value separate from the research and development services and accordingly combined these deliverables into a single unit of accounting.  The Company allocated the arrangement consideration, which consists of the $20.0 million upfront payment, to this single unit of accounting and will recognize this revenue ratably over the term of its estimated performance period under the agreement, which is the term over which the research and development services are provided.  The effect of a change made to the estimated performance period, and the related ratably recognized revenue, would occur on a prospective basis in the period that the change was made. The Company considers the development and regulatory milestones to be substantive, and will recognize the associated milestone payments as revenue when the underlying milestone events are achieved.

Total collaborative research and development revenue recognized by the Company for Sandoz was $769,000 for each of the three and six months ended June 30, 2017 respectively, compared with zero for the corresponding periods in 2016. The cumulative aggregate payments received by the Company from Sandoz as of June 30, 2017 were $20.0 million under this agreement.

Agreement with Pain Therapeutics, Inc.

In December 2002, the Company entered into an exclusive agreement with Pain Therapeutics, Inc. (Pain Therapeutics) to develop and commercialize on a worldwide basis REMOXY ER and other oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs, using the ORADUR technology. This agreement currently covers only REMOXY ER.

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of June 30, 2017, the Company had received $1.5 million in cumulative milestone payments.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $81,000 and $105,000 for the three and six months ended June 30, 2017, compared with $6,000 and $10,000 for the corresponding periods in 2016. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2017 were $40.3 million under this agreement.

The Company recognized no product revenue related to key excipients for REMOXY ER for each of the three and six months ended June 30, 2017 compared to zero and $279,000 for the corresponding periods in 2016. The associated cost of goods sold were zero for each of the three and six months ended June 30, 2017, compared to zero and $124,000 for the corresponding periods in 2016. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix was responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT was responsible for non-clinical, formulation and CMC development activities. The Company was to be reimbursed by Zogenix for its research and development efforts on the product. In August 2017, the Company and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to the Company, and Zogenix will transfer to the Company all regulatory filings and development information related to Relday.

Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee has been recognized as collaborative research and development revenue ratably over the term of the Company’s research and development involvement with Zogenix with respect to this product candidate.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retained the right to supply Zogenix’s Phase III clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. Zogenix was permitted to terminate the Zogenix Agreement without cause at any time upon prior written notice, and either party was permitted to terminate the Zogenix Agreement upon certain circumstances including written notice of a material uncured breach.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2017 were $20.1 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Ratable recognition of upfront payment	$42	$52	$84	$104
Research and development expenses reimbursable by Zogenix	-	143	2	337
Total collaborative research and development revenue	$42	$195	$86	$441

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2017). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of June 30, 2017, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Ratable recognition of upfront payment	$48	$57	$105	$114
Research and development expenses reimbursable by Santen	6	91	43	196
Total collaborative research and development revenue	$54	$148	$148	$310

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2017 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$579	$—	$—	$579
Certificates of deposit	150	—	—	150
Commercial paper	27,450	—	—	27,450
U.S. Government agencies	3,058	—	(3)	3,055
	$31,237	$—	$(3)	$31,234
Reported as:
Cash and cash equivalents	$28,029	$—	$—	$28,029
Short-term investments	3,058	—	(3)	3,055
Long-term restricted investments	150	—	—	150
	$31,237	$—	$(3)	$31,234

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$693	$—	$—	$693
Certificates of deposit	150	—	—	150
Commercial paper	4,947	—	—	4,947
Corporate debt	2,644	—	(1)	2,643
U.S. Government agencies	14,461	1	(3)	14,459
	$22,895	$1	$(4)	$22,892
Reported as:
Cash and cash equivalents	$3,142	$—	$—	$3,142
Short-term investments	19,603	1	(4)	19,600
Long-term restricted investments	150	—	—	150
	$22,895	$1	$(4)	$22,892

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2017, by contractual maturity (in thousands):

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$30,658	$30,655
Mature after one year through two years	—	—
	$30,658	$30,655

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2017.

As of June 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

In the first quarter of 2017, the Company elected to adopt ASU 2016-09, Improvement to Employee Share-based Payment, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to account for forfeitures as they occur and therefore, share-based compensation expense for the six months ended June 30, 2017 has been calculated based on actual forfeitures, rather than the Company’s previous approach which was net of estimated forfeitures. The Company’s adoption of ASU 2016-09 in the first quarter of 2017 did not have a material impact on its financial statements.

As of June 30, 2017, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of product revenues	$28	$26	$56	$53
Research and development	315	357	684	710
Selling, general and administrative	220	314	488	644
Total stock-based compensation	$563	$697	$1,228	$1,407

As of June 30, 2017 and December 31, 2016, $13,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock Options
Risk-free rate	2.0-2.3%	1.3-1.8%	2.0-2.5%	1.3-1.9%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.8-10.0	7.0-10.0	6.8-10.0	6.5-10.0
Volatility	75-81%	76-81%	75-82%	76-83%

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan
Risk-free rate	1.0%	0.4%	0.6-1.0%	0.3-0.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	44%	66%	44-81%	66-68%

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

As of June 30, 2017, the Company was in compliance with all material covenants under the Loan Agreement and the Company believes that there have been no material adverse changes. In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on the Company’s balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s 2016 Loan Agreement.  In May 2017, the Company signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR (SABER-bupivacaine) in the United States.  Consequently, the Company has sufficient resources to meet its plans for the next twelve months following the issuance of these financial statements. As a result, that portion of the term loan that is due more than 12 months after June 30, 2017 has been reclassified to a non-current liability from a current liability as of June 30, 2017.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of June 30, 2017, are as follows (in thousands):

Six months ended December 31, 2017	$813
2018	8,698
2019	8,724
2020	6,641
Total minimum payments	24,876
Less amount representing interest	(4,876)
Gross balance of term loan	20,000
Less unamortized debt discount	(116)
Carrying value of term loan	19,884
Less term loan, current portion, net	(3,273)
Term loan, non-current portion, net	16,611

Note 6. Stockholders’ Equity

During the second quarter of 2017, the Company raised net proceeds (net of commissions) of approximately $4.1 million from the sale of 3,085,561 shares of the Company’s common stock in the open market at a weighted average price of $1.37 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering).

Note 7. Subsequent Events

In July 2017, Impax Laboratories, Inc. provided notice to DURECT that Impax is terminating their agreement with DURECT and returning its development and commercialization rights to ELADUR® (TRANSDUR®-Bupivacaine).  Licensed by DURECT to Impax in January 2014, ELADUR is an investigational transdermal patch intended to deliver bupivacaine, a local analgesic.

In August 2017, DURECT and Zogenix mutually agreed to terminate their collaboration whereby Zogenix had the worldwide development and commercialization rights to Relday.  Licensed by DURECT to Zogenix in July 2011, Relday is an investigational long-acting formulation of risperidone, an atypical anti-psychotic agent. Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to DURECT, and Zogenix will transfer to DURECT all regulatory filings and development information related to Relday.

From July 1, 2017 through August 4, 2017, the Company raised net proceeds (net of commissions) of approximately $2.8 million from the sale of 1,758,172 shares of the Company’s common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.63 per share. As of August 4, 2017, the Company had up to approximately $22.4 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the planned completion of the PERSIST clinical trial and announcement of clinical trial results for POSIMIR, and clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of POSIMIR, REMOXY ER, DUR-928 or any of our other product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
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
•

the results and timing of clinical trials, including for POSIMIR, DUR-928, REMOXY ER, or ORADUR-ADHD or other ORADUR-based product candidates, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;

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

We are pursuing the development of DUR-928 through three programs for: (i) chronic metabolic disorders or liver diseases using oral administration, (ii) acute organ injury by injection or infusion, and (iii) local skin inflammatory disorders using topical application. We are also evaluating additional indications beyond these programs.

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

Our first patient trial utilizing orally administered DUR-928 was an open-label, single-ascending-dose safety and PK Phase 1b trial in liver function impaired (NASH) patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function).  This study was conducted in Australia in two successive dose cohorts (a low dose of 50 mg and then a high dose of 200 mg) and NASH patients were either confirmed cirrhotic or non-cirrhotic.  Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017.

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

While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18.  The mean decrease of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the NASH patients in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the NASH patients in the low dose cohort and 47% in the high dose cohort.  The mean reduction in total bilirubin (a liver function impairment marker) at the measured time point of greatest effect (12 hours after dosing) in the NASH patients was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP), a marker of inflammation, at the measured time point of greatest effect  (24 hours after dosing) in the NASH patients was 8% on average in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18, an inflammatory mediator implicated in both liver and kidney diseases, at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury, including acute kidney injury (AKI) and other conditions, is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. AKI alone, for example, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, and worsening of chronic kidney disease. In addition to this large population of patients, there are a number of orphan and broad patient populations with various forms of acute organ injury including acute liver injury for which we may seek to develop DUR-928.

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

Our second Phase 1b study with injected DUR-928, also conducted in Australia, was an open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (matched by age, body mass and gender with normal kidney function).  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating safety and PK of single-dose intramuscular injected DUR-928. The low dose cohort consisted of 6 patients with chronic kidney disease and 3 matched control subjects; the high dose cohort consisted of 5 patients with chronic kidney disease and 3 matched control subjects.  In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.

We have been working with our clinical advisors to design several Phase 2 studies and are planning to submit one or more INDs in 2017 which are required to enable these studies to take place in the United States.  In 2016, we held a pre-IND meeting with the Cardiovascular and Renal Products Division of the FDA, and we are utilizing feedback from that meeting as well as from our clinical advisors to prepare an IND which is required to enable a Phase 2 AKI trial in the United States. In addition, we submitted an initial IND in late December 2016 for a proposed Phase 2 liver study.  The FDA requested certain drug-drug interaction data and made suggestions as to modifications to our proposed protocol.  In response, we have now completed Phase 1 drug-drug interaction studies which demonstrated that neither orally administered nor intravenously injected DUR-928 had an effect on the safety and pharmacokinetics (PK) of midazolam, a drug for detecting potential drug-drug interactions via the enzyme CYP3A4.  This enzyme is commonly associated with causing many clinically relevant drug-drug interactions.

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

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the anti-inflammatory activities of DUR-928, as well as the results of a psoriasis study with DUR-928 in mice. The double blinded and placebo controlled Phase 1b trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.    We feel that the initial results were encouraging and warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 and that we are planning to evaluate these formulations in a Phase 1b proof-of-concept trial.

POSIMIR® (SABER®-Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. In May 2017, we signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR in the United States.  DURECT retains the development and commercialization rights to POSIMIR in all other countries. Closing of this transaction  occurred in June 2017 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same.  In June 2017, we completed enrollment of 296 patients in Part 2 of the PERSIST trial.  We expect to complete patient follow-up visits during the third quarter of 2017 and announce top-line data from PERSIST in the fourth quarter of this year.  In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval.

REMOXY® ER

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. REMOXY ER, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse, was developed under this agreement. Even where abuse deterrent properties exist, opioid drugs such as oxycodone still expose users to the risks of addiction, abuse and misuse. REMOXY ER is intended for patients who have pain serious enough to require daily, around-the-clock opioid treatment and for which alternative treatment options are inadequate. In November 2005, Pain Therapeutics and King Pharmaceuticals (King) entered into collaboration and license agreements for the development and commercialization of REMOXY ER by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER and to the other ORADUR-based opioids. Pfizer subsequently relinquished their rights to Pain Therapeutics.

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King resubmitted the NDA in December 2010. In June 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER. In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following the recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  Pain

Therapeutics stated in its public filings that it expects to complete these studies by year end 2017, after which they intend to have a pre-NDA meeting with the FDA followed by resubmission of the REMOXY NDA.

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

Orient Pharma recently completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study.  The primary efficacy measure in this study was to demonstrate the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate ER was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).  There were no serious adverse events in this pivotal study. Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products.

DURECT now intends to seek potential development and commercialization partners for major markets not licensed to Orient Pharma.

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

In February 2012, Pfizer gave notice that its rights with respect to ELADUR were being returned to us. In January 2014, we and Impax Laboratories, Inc. (Impax) entered into a definitive agreement (the Impax Agreement) pursuant to which we granted Impax an exclusive worldwide license to our proprietary TRANSDUR transdermal delivery technology and other intellectual property to develop and commercialize ELADUR, in addition to selling certain assets and rights in and related to the product.

In July 2017, Impax provided notice to DURECT that Impax is terminating the Impax Agreement and returning to us our development and commercialization rights to ELADUR.

Relday ® (risperidone) Program

On July 11, 2011, we and Zogenix entered into a development and license agreement for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday.

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

In August 2017, we and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to us, and Zogenix will transfer to us all regulatory filings and development information related to Relday.

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

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps which are used for animal research;
•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and
•	certain key excipients that are included in REMOXY ER and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2017, we had an accumulated deficit of $458.1 million. Our net losses were $9.9 million and $18.0 million for the three and six months ended June 30, 2017, respectively.  Our net losses were $34.5 million and $22.7 million for the years ended December 31, 2016 and 2015, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to decrease compared to the second quarter of 2017 as we have completed patient enrollment in the PERSIST trial for POSIMIR. We expect selling, general and administrative expenses to decrease in the near future compared to the second quarter of 2017 as we incurred an advisory fee related to the licensing agreement with Sandoz in the second quarter of 2017. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2017 and 2016

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

We expect our collaborative research and development revenue in the next few quarters to increase compared to the second quarter of 2017 primarily as a result of continuing to recognize revenue associated with the $20 million upfront payment associated with the agreement with Sandoz, the recognition of $750,000 of deferred revenue upon the termination of the Zogenix development and license agreement as well as additional revenue from our feasibility agreements. The recognition of deferred revenue does not result in additional cash being received by us. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Collaborator
Sandoz AG (Sandoz) (1)	$769	$-	$769	$-
Pain Therapeutics, Inc. (Pain Therapeutics)	81	6	105	10
Santen Pharmaceutical Co. Ltd. (Santen) (2)	54	148	148	310
Zogenix, Inc. (Zogenix) (3)	42	195	86	441
Others	322	22	594	29
Total collaborative research and development and other revenue	$1,268	$371	$1,702	$790

(1)	Amounts related to ratable recognition of upfront fees were $769,000 for each of the three and six months ended June 30, 2017 respectively, compared to zero for the corresponding periods in 2016.
(2)

Amounts related to ratable recognition of upfront fees were $48,000 and $105,000 for the three and six months ended June 30, 2017 respectively, compared to $57,000 and $114,000 for the corresponding periods in 2016.

(3)

Amounts related to ratable recognition of upfront fees were $42,000 and $84,000 for the three and six months ended June 30, 2017 respectively, compared to $52,000 and $104,000 for the corresponding periods in 2016.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $3.1 million and $7.2 million in the three and six months ended June 30, 2017, respectively, compared to $2.8 million and $6.0 million for the corresponding periods in 2016. The increase in the three months ended June 30, 2017 was primarily attributable to higher revenue from our LACTEL product line and from our ALZET product line as a result of higher units sold from our LACTEL product line and higher average selling prices from our ALZET product line compared to the corresponding period in 2016. The increase in the six months ended June 30, 2017 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by lower product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product as well as lower product revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2016.

Cost of product revenues

Cost of product revenues were $924,000 and $2.5 million for the three and six months ended June 30, 2017, respectively, compared to $913,000 and $2.2 million for the corresponding periods in 2016. The increase in the cost of product revenue in the three months ended June 30, 2017 was primarily the result of higher cost of goods sold related to our LACTEL product line arising from higher units sold, partially offset by slightly lower cost of goods sold related to our ALZET product line compared to the corresponding period in 2016. The increase in the cost of product revenue in the six months ended June 30, 2017 was primarily the result of higher cost of goods sold related to our LACTEL product line arising from higher units sold, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold and from lower cost of goods sold related to the sale of certain excipients included in REMOXY ER and another product. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $28,000 and $56,000 for the three and six months ended June 30, 2017, respectively, compared to $26,000 and $53,000 for the corresponding periods in 2016.

As of June 30, 2017, we had 21 manufacturing employees compared with 20 as of June 30, 2016. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $9.1 million and $16.6 million for the three and six months ended June 30, 2017, respectively, compared to $7.9 million and $14.5 million for the corresponding periods in 2016. The increase in the three months ended June 30, 2017 was primarily attributable to higher research and development costs associated with POSIMIR and depot injectable programs, partially offset by lower research and development costs associated with Relday, DUR-928, the Santen ophthalmic program, ORADUR-ADHD, REMOXY ER, ELADUR and other research programs compared to the corresponding period in 2016, as more fully discussed below. The increase in the six months ended June 30, 2017 was primarily attributable to higher research and development costs associated with POSIMIR, DUR-928 and depot injectable programs, partially offset by lower research and development costs associated with Relday, the Santen ophthalmic program, REMOXY ER, ORADUR-ADHD, ELADUR and other research programs, compared to the corresponding period in 2016 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $315,000 and $684,000 for the three and six months ended June 30, 2017, respectively, compared to $357,000 and $710,000 for the corresponding periods in 2016. As of June 30, 2017, we had 50 research and development employees compared with 54 as of June 30, 2016. We expect our research and development expenses to decrease in the near future compared to the second quarter of 2017 as we have completed patient enrollment in the PERSIST trial for POSIMIR, although we will incur additional clinical trial expenses for DUR-928 in the near future.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
POSIMIR	$4,837	$3,135	$8,578	$5,861
DUR-928	3,548	3,705	6,602	6,165
Depot injectable programs	488	291	944	786
REMOXY ER (1)	61	74	96	300
ORADUR-ADHD	22	46	37	142
Santen ophthalmic program (1)	8	143	49	259
Relday (1)	5	202	31	439
ELADUR (1)	1	7	21	28
Others	109	249	269	497
Total research and development expenses	$9,079	$7,852	$16,627	$14,477

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix, Impax and Santen.

POSIMIR

Our research and development expenses for POSIMIR were $4.8 million and $8.6 million in the three and six months ended June 30, 2017, respectively, compared to $3.1 million and $5.9 million for the corresponding periods in 2016. The increases in the three and six months ended June 30, 2017 were primarily due to higher clinical trial expenses and other outside expenses for POSIMIR compared with the corresponding periods in 2016.

DUR-928

Our research and development expenses for DUR-928 were $3.5 million and $6.6 million in the three and six months ended June 30, 2017, respectively, compared to $3.7 million and $6.2 million for the corresponding periods in 2016. The decrease in the three months ended June 30, 2017 was primarily due to lower non-clinical related expenses and contract manufacturing expenses incurred for this drug candidate compared with the corresponding period in 2016. The increase in the six months ended June 30, 2017 was primarily due to higher clinical trial expenses and higher employee-related costs incurred for this drug candidate compared with the corresponding period in 2016.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $488,000 and $944,000 in the three and six months ended June 30, 2017, respectively, compared to $291,000 and $786,000 for the corresponding periods in 2016. The increases in the three and six months ended June 30, 2017 were primarily due to higher employee-related costs for these programs compared with the corresponding periods in 2016.

REMOXY ER

Our research and development expenses for REMOXY ER were $61,000 and $96,000 in the three and six months ended June 30, 2017, respectively, compared to $74,000 and $300,000 for the corresponding periods in 2016. The decreases in the three and six months ended June 30, 2017 was primarily due to lower employee-related costs for REMOXY ER compared with the corresponding periods in 2016.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $22,000 and $37,000 in the three and six months ended June 30, 2017, respectively, compared to $46,000 and $142,000 for the corresponding periods in 2016. The decreases in the three and six months ended June 30, 2017 were primarily due to lower employee-related costs for these drug candidates compared with the corresponding periods in 2016.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $8,000 and $49,000 in the three and six months ended June 30, 2017, respectively, compared to $143,000 and $259,000 for the corresponding periods in 2016. The decreases in the three and six months ended June 30, 2017 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2016.

Relday

Our research and development expenses for Relday were $5,000 and $31,000 in the three and six months ended June 30, 2017, respectively, compared to $202,000 and $439,000 for the corresponding periods in 2016. The decreases in the three and six months ended June 30, 2017 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding periods in 2016.

ELADUR

Our research and development expenses for ELADUR were $1,000 and $21,000 in the three and six months ended June 30, 2017, respectively, compared to $7,000 and $28,000 for the corresponding periods in 2016. The decreases in the three and six months ended June 30, 2017 were primarily due to lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2016.

Other DURECT research programs

Our research and development expenses for all other programs were $109,000 and $269,000 in the three and six months ended June 30, 2017, respectively, compared to $249,000 and $497,000 for the corresponding periods in 2016, respectively. The decreases in the three and six months ended June 30, 2017 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding periods in 2016.

We expect our research and development expenses to decrease in the near future as we have completed patient enrollment for the PERSIST trial although we will incur additional clinical trial expenses for DUR-928 in the near future. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.7 million and $6.7 million for the three and six months ended June 30, 2017, respectively, compared to $2.9 million and $6.0 million for the corresponding periods in 2016. The increases in selling, general and administrative expenses in the three and six months ended June 30, 2017 were primarily due to an advisory fee related to the licensing of the Sandoz agreement compared to the corresponding periods in 2016. Stock-based compensation expense recognized related to selling, general and administrative personnel was $220,000 and $488,000 for the three and six months ended June 30, 2017, respectively, compared to $314,000 and $644,000 for the corresponding periods in 2016.

As of June 30, 2017, we had 24 selling, general and administrative employees compared with 26 as of June 30, 2016. We expect selling, general and administrative expenses to decrease in the near future compared to the second quarter of 2017 as we incurred an advisory fee related to the licensing agreement with Sandoz recognized in the second quarter of 2017.

Other income (expense). Interest and other income was $39,000 and $75,000 for the three and six months ended June 30, 2017, respectively, compared to $40,000 and $67,000 for the corresponding periods in 2016. The increase in interest and other income in the six months ended June 30, 2017 was primarily the result of higher yields generated on cash and investments balance in the six months ended June 30, 2017 compared with the same period in 2016.

Interest expense was $601,000 and $1.2 million for the three and six months ended June 30, 2017, respectively, compared to $558,000 and $1.1 million for the corresponding periods in 2016. The increases in interest and other expense in the three and six months ended June 30, 2017 were primarily due to higher interest expenses recorded for the term loan refinanced in July 2016 compared with the same period in 2016.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $33.6 million at June 30, 2017 compared to $25.2 million at December 31, 2016. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2017 and December 31, 2016. The increase in cash, cash equivalents and investments during the six months ended June 30, 2017 was primarily due to the receipt of the $20.0 million upfront fee from SANDOZ, $5.0 million of cash received from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and from payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We received $3.4 million of cash from operating activities for the six months ended June 30, 2017 compared to $14.1 million used for the corresponding period in 2016. The increase in cash received from operating activities was primarily due to the receipt of the $20.0 million upfront fee from SANDOZ, partially offset by cash used to fund operations as well as our working capital requirements and reflected a net loss of $18.0 million as well as the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $16.6 million of cash from investing activities for the six months ended June 30, 2017 compared to $7,000 used for the corresponding period in 2016. The increase in cash received from investing activities was primarily due to a decrease in purchases of available-for-sale securities for the six months ended June 30, 2017 compared to the corresponding period in 2016. We anticipate incurring capital expenditures of approximately $100,000 in 2017 to purchase research and development and other capital equipment. The amount and timing of these capital expenditures will depend on, among other things, the timing of clinical trials for our products and our collaborative research and development activities.

We received $5.0 million of cash from financing activities for the six months ended June 30, 2017 compared to $18.6 million for the corresponding period in 2016. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock in the six months ended June 30, 2017 compared with the corresponding period in 2016. During the six months ended June 30, 2017, we raised net proceeds (net of commission) of approximately $4.8 million from the sale of 3.7 million shares of common stock at a weighted average price of $1.36 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald. During the six months ended June 30, 2016, we raised net proceeds (net of commission) of approximately $2.3 million from the sale of approximately 1.6 million shares of common stock at a weighted average price of $1.48 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald. In April 2016, we also completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 and received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses from this public offering.

As of August 4, 2017, we had up to approximately $22.4 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under our shelf registration statement.

We anticipate that cash used in operating activities in the near future will increase compared to the three months ended June 30, 2017 due to the fact that we received a $20 million upfront fee from Sandoz in the second quarter of 2017.

During the six months ended June 30, 2017, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2017, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Regulatory approval of POSIMIR has been delayed and may be denied, which could harm our business

In February 2014, we received a Complete Response Letter to our NDA for POSIMIR from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. After the start of this trial, we received additional correspondence from the FDA regarding the clinical trial design. In April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control, and starting in August 2016, we began implementing changes to the PERSIST trial to evaluate POSIMIR against bupivacaine HCl rather than placebo, and to modify the endpoints of the trial. These changes have added to the time and cost to complete the PERSIST trial, and there can be no assurance that this clinical trial will generate data necessary to support a successful NDA resubmission. There can also be no assurance that the changes to the protocol we have implemented will satisfy all of the FDA’s concerns, including regarding the dosing of the bupivacaine HCl comparator, or that the results of this trial will be sufficient to support FDA approval.

The FDA may require more information or clinical studies for all of our product candidates

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies has, with respect to POSIMIR and could, with respect to other product candidates, delay or prevent regulatory clearance of the potential product candidate, resulting in delays to the commercialization of our product candidate, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. During the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letters for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928, ORADUR-Methylphenidate ER, Relday, or ELADUR. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER and POSIMIR to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-Methylphenidate ER, Relday or ELADUR, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18. We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  In addition, we conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of

DUR-928 that we will evaluate in a future Phase 1b plaque trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we are conducting a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we switched in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same.   In June 2017, we enrolled the final of 296 patients in Part 2 of the PERSIST trial. We expect to complete patient follow-up visits during the third quarter of 2017, and we expect to announce top-line results from this trial in the fourth quarter of 2017. In a previous clinical trial of 50 patients undergoing laparoscopic cholecystectomy, POSIMIR was compared with the active control bupivacaine HCl, against which POSIMIR demonstrated in a post hoc analysis an approximately 25% reduction in pain intensity on movement for the first 3 days after surgery (p=0.024) and for the first 2 days after surgery (p=0.0198), using the same statistical methodology specified for the current trial. There can be no assurance that the PERSIST trial will show similar results, or provide sufficient data for FDA approval. There can be no assurance that we will complete the data analysis of the trial on the timetable we anticipate, that we will be able to adequately or timely address all of FDA’s concerns and suggestions regarding POSIMIR, that the FDA will grant regulatory approval of POSIMIR, that adverse effects will not arise from additional testing or use of POSIMIR, or that the data we have generated or may generate will be deemed sufficient by FDA or other regulatory agencies to support regulatory approval of POSIMIR.

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

•

ORADUR-ADHD—Since 2010, we and Orient Pharma, our licensee in defined Asian and South Pacific countries, conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma recently completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study. The primary efficacy measure in this study was the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).   There were

no serious adverse events in this pivotal study.  Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products. We now intend to reach out with this Phase 3 data to potential development and commercialization partners for major markets not licensed to Orient Pharma. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate ER to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Sandoz, Pain Therapeutics, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute POSIMIR, REMOXY ER and other product candidates, subject to payments to us in the form of product royalties and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in January 2012, we were notified that Nycomed was terminating the Development and License Agreement between Nycomed and us relating to the development and commercialization of POSIMIR in Europe and their other licensed territories. In February 2012, we were notified that Pfizer was terminating the worldwide Development and License Agreement between Alpharma (acquired by King which subsequently was acquired by Pfizer) and us relating to the development and commercialization of ELADUR. In March 2012, we were notified that Hospira was terminating the Development and License Agreement between Hospira and us relating to the development and commercialization of POSIMIR in the United States and Canada. In October 2014, we were notified that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. In July 2017 we were notified by Impax that they were terminating our agreement with respect to ELADUR, and in August 2017 we mutually agreed with Zogenix to terminate our agreement with respect to Relday; in both instances with product rights reverting to us. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Sandoz, Pain Therapeutics, Santen or Orient Pharma could have similar effects.

Our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen recent declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. We do not expect our collaboration revenues to increase unless we enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Sandoz with respect to POSIMIR, Pain Therapeutics with respect to REMOXY ER, Orient Pharma with respect to ORADUR-Methylphenidate ER, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of June 30, 2017, we had $21.8 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also generally required to achieve those milestones. Under our third-party collaborative agreements, our third party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical product candidates, including ORADUR-Methylphenidate ER in markets not already licensed to Orient Pharma, including the United States and Europe. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2016 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern

At the time of filing our Form 10-K for the year ended December 31, 2016, we determined that we did not have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  Our recurring losses from operations, negative cash flows and need for additional capital raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016.  As of the filing of this Form 10-Q for the three months ended June 30, 2017, we have determined that we have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  Our continued operations are contingent on our ability to enter into new collaborative agreements, achieve milestone and other payments under our collaboration and licensing agreements, raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we may have to substantially curtail our operations and business plan.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including POSIMIR, REMOXY ER and DUR-928. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR and REMOXY ER. If we experience delays or technical difficulties in scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2017, had an accumulated deficit of approximately $458.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the sale of the ALZET product line, the sale of the LACTEL product line and certain excipient sales, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we may develop in the future. Developing a sales force and commercial group will require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development, we may not be able to effectively launch these products. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates (including POSIMIR, DUR-928 and REMOXY ER) are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of July 31, 2017, we owned or exclusively in-licensed over 55 unexpired issued U.S. patents and over 390 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we owned or exclusively in-licensed over 30 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY ER, is as follows:

In the United States, POSIMIR is covered by two patent families. One patent family includes granted patents expiring in at least 2025. Another patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by six granted patents with three expiring in 2025 and three expiring in 2026, plus any eligible patent term extensions.

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes eleven granted patents. The patent family providing protection until at least 2034 includes two granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by five granted patents with two expiring in 2023 and three expiring in 2026, plus any eligible patent term extensions.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Sandoz, Pain Therapeutics, Orient Pharma and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Some of our pharmaceutical product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. REMOXY ER, and certain other product candidates we may develop contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2017. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2016 and determined that goodwill was not impaired as of December 31, 2016. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda and others have development plans for products to treat NAFLD/NASH or other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

POSIMIR and REMOXY ER, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, DUR-928 and REMOXY ER. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. During the three months ended March 31, 2017, we raised net proceeds (net of commissions) of approximately $731,000 from the sale of 573,612 shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.31 per share. During the three months ended June 30, 2017, we raised net proceeds (net of commissions) of approximately $4.1 million from the sale of 3.1 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.37 per share.   Between July 1, 2017 and August 4, 2017, we raised net proceeds (net of commissions) of approximately $2.8 million from the sale of 1.8 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.63 per share. As of August 4, 2017, we had up to approximately $22.4 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of third-party collaborators to continue development of the respective product candidates they are developing;
•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of POSIMIR, DUR-928, REMOXY ER or other product candidates;
•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;
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

10.1* 10.2+ 31.1

DURECT Corporation 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 21, 2017.

Development and Commercialization Agreement between the Company and SANDOZ AG dated May 5, 2017.

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

Date: August 9, 2017

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 9, 2017

EXHIBIT INDEX

10.1* 10.2+ 31.1

DURECT Corporation 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-31615) filed on June 21, 2017.

Development and Commercialization Agreement between the Company and SANDOZ AG dated May 5, 2017.

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