Form 10-Q
period 2017-09-30
DURECT CORP
filed 2017-11-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2017, there were 148,546,131 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$35,287	$5,404
Short-term investments	6,379	19,600
Accounts receivable (net of allowances of $94 at September 30, 2017 and $73 at December 31, 2016)	2,180	1,154
Inventories, net	3,155	3,782
Prepaid expenses and other current assets	2,877	2,486
Total current assets	49,878	32,426
Property and equipment (net of accumulated depreciation of $21,709 and $21,376 at September 30, 2017 and December 31, 2016, respectively)	1,045	1,297
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	282	236
Total assets	$57,754	$40,508
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,058	$2,086
Accrued liabilities	5,718	5,060
Contract research liabilities	728	783
Deferred revenue, current portion	16,002	968
Term loan, current portion, net	5,276	19,853
Total current liabilities	29,782	28,750
Deferred revenue, non-current portion	1,140	1,879
Term loan, non-current portion, net	14,623	—
Other long-term liabilities	2,170	1,541
Commitments and contingencies
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	462,031	448,404
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(452,007)	(440,077)
Stockholders’ equity	10,039	8,338
Total liabilities and stockholders’ equity	$57,754	$40,508

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Collaborative research and development and other revenue	$5,602	$352	$7,304	$1,142
Product revenue, net	2,644	3,391	9,828	9,366
Revenue from sale of intellectual property rights	12,500	—	12,500	—
Total revenues	20,746	3,743	29,632	10,508
Operating expenses:
Cost of product revenues	3,105	2,180	5,572	4,335
Research and development	8,378	6,805	25,005	21,282
Selling, general and administrative	3,138	3,043	9,862	8,993
Total operating expenses	14,621	12,028	40,439	34,610
Income (Loss) from operations	6,125	(8,285)	(10,807)	(24,102)
Other income (expense):
Interest and other income	605	45	680	112
Interest expense	(619)	(592)	(1,803)	(1,708)
Net other expense	(14)	(547)	(1,123)	(1,596)
Net income (loss)	$6,111	$(8,832)	$(11,930)	$(25,698)
Net change in unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments and taxes	3	(4)	3	20
Total comprehensive income (loss)	$6,114	$(8,836)	$(11,927)	$(25,678)
Net income (loss) per share
Basic	$0.04	$(0.06)	$(0.08)	$(0.20)
Diluted	$0.04	$(0.06)	$(0.08)	$(0.20)
Weighted-average shares used in computing net income (loss) per share
Basic	147,213	137,933	143,873	130,990
Diluted	151,885	137,933	143,873	130,990

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,930)	$(25,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Sale of intellectual property rights for non-operating purposes	(500)	-
Depreciation and amortization	333	309
Stock-based compensation	1,929	2,023
Inventory write-down	2,176	642
Amortization of debt issuance cost	46	89
Loss on debt extinguishment	—	9
Net accretion/amortization on investments	(61)	(172)
Changes in assets and liabilities:
Accounts receivable	(1,026)	973
Inventories	(50)	(366)
Prepaid expenses and other assets	(937)	1,398
Accounts payable	(28)	208
Accrued and other liabilities	1,897	583
Contract research liabilities	(55)	(20)
Deferred revenue	14,295	92
Total adjustments	18,019	5,768
Net cash provided by (used in) operating activities	6,089	(19,930)
Cash flows from investing activities
Sale of intellectual property rights for non-operating purposes	500	-
Purchases of property and equipment	(81)	(33)
Purchases of available-for-sale securities	(5,248)	(24,488)
Proceeds from maturities of available-for-sale securities	18,533	26,734
Net cash provided by investing activities	13,704	2,213
Cash flows from financing activities
Payments on equipment financing obligations	(10)	(16)
Payment of additional issuance cost for long-term debt	—	(173)
Payment of accrued final payment for long-term debt	—	(886)
Net proceeds from issuances of common stock	10,100	20,572
Net cash provided by financing activities	10,090	19,497
Net increase in cash and cash equivalents	29,883	1,780
Cash and cash equivalents, beginning of the period	5,404	3,583
Cash and cash equivalents, end of the period	$35,287	$5,363
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,600	$1,143

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2017, the operating results and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of September 30, 2017, the Company had an accumulated deficit of $452.0 million. Although the Company had positive cash flow in the three months ended September 30, 2017, primarily as a result of an upfront payment from Indivior for the assignment of certain patent rights, the Company historically has had negative cash flows from operating activities and expects its negative cash flows to continue.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  Management’s plans in order to meet its operating cash flow requirements include seeking additional collaborative agreements for certain of its programs and achieving milestone and other payments under its collaboration and licensing agreements as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the quantities of inventory that may become expired prior to use. The Company may be required to record a reserve for certain amounts of its inventory upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause the Company to record a liability related to minimum purchase agreements that the Company has in place for raw materials. In

October 2017, the Company announced that PERSIST, the Phase 3 clinical trial for POSIMIR® (SABER®-Bupivacaine), did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. As a result, the Company wrote down certain lots of inventory which are no longer considered to be probable for use prior to expiration and prepaid inventory related to a minimum purchase agreement for an excipient. In addition, the Company recorded a liability related to a minimum purchase agreement for the same excipient. In the three and nine months ended September 30, 2017, the Company recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for this excipient, and $1.0 million related to the accrual of a liability for the remaining minimum purchase commitment for the same excipient. As of September 30, 2017, the remaining carrying value of the excipient in the Company’s inventory was $81,000. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory in future periods.

The Company’s inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$260	$745
Work in process	1,665	1,672
Finished goods	1,230	1,365
Total inventories, net	$3,155	$3,782

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

From time-to-time, the Company also enters into sales of intellectual property rights under which it may receive upfront payments, contingent milestone payments and earn-outs from third party collaborators. The Company’s deliverable under these arrangements typically consists of sale of intellectual property rights, and does not contain any substantive continuing obligations subsequent to the transfer of the related rights, title, and interest to the buyer. The Company recognizes the upfront payment as revenue because such arrangement constitutes the Company's revenue-earning activities and is in line with its ordinary course of ongoing business operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerators:
Net income (loss)	6,111	(8,832)	(11,930)	(25,698)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	147,213	137,933	143,873	130,990
Dilutive common shares from stock options and ESPP	4,672	-	-	-
Weighted average shares used to compute diluted net income (loss) per share	151,885	137,933	143,873	130,990
Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.08)	$(0.20)
Diluted	$0.04	$(0.06)	$(0.08)	$(0.20)

Options to purchase approximately 20.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the nine months ended September 30, 2017, as the effect would be anti-dilutive. Options to purchase approximately 16.9 million and 18.8 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2016, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for the Company in the first quarter of 2018.  The Company is in the process of identifying revenue streams for analysis and has begun its analysis of a major collaboration under the new standard. However, the Company has not yet completed its final analysis of the impact of this guidance. To date, the Company’s revenues have been derived from product sales, from license and collaboration agreements and from sale of intellectual property rights. Based on the

Company’s preliminary analysis, it does not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to significantly change. For the Company’s license and collaboration agreements, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. For the Company’s agreements related to sale of intellectual property rights, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, milestone payments, and earn-outs. Each of the license and collaboration agreements and the agreements related to sale of intellectual property rights is unique and will need to be assessed separately under the five-step process under the new standard. The Company continues to review the impact that this new standard will have on its collaboration and license arrangements and intellectual property purchase agreements as well as on its financial statement disclosures.  The Company will select the modified retrospective method to adopt the standard.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Collaborator
Sandoz AG (Sandoz) (1)	$3,846	$-	$4,615	$-
Zogenix, Inc. (Zogenix) (2)	750	63	835	503
Santen Pharmaceutical Co. Ltd. (Santen) (3)	85	110	234	420
Pain Therapeutics, Inc. (Pain Therapeutics)	4	153	109	163
Others	917	26	1,511	56
Total collaborative research and development and other revenue	$5,602	$352	$7,304	$1,142

(1)

Amounts related to ratable recognition of upfront fees were $3.8 million and $4.6 million for the three and nine months ended September 30, 2017, respectively, compared to zero for the corresponding periods in 2016.

(2)

Amounts related to ratable recognition of upfront fees were $750,000 and $833,000 for the three and nine months ended September 30, 2017, respectively, compared to $52,000 and $156,000 for the corresponding periods in 2016. In August 2017, we and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday. As a result, we recognized as revenue all of the remaining upfront fees in the three months ended September 30, 2017 that had previously been deferred.

(3)

Amounts related to ratable recognition of upfront fees were $48,000 and $153,000 for the three and nine months ended September 30, 2017, respectively, compared to $57,000 and $171,000 for the corresponding periods in 2016.

Agreement with Sandoz AG

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017. POSIMIR is the Company’s investigational post-operative pain relief depot currently in Phase 3 clinical development in the United States that utilizes the Company’s patented SABER® technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz made an upfront payment of $20 million, with the potential for up to an additional $43 million in milestone payments based on successful development and regulatory milestones, and up to an additional $230 million in sales-based milestones.  DURECT is responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through potential approval. If approved, DURECT also has certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. In October 2017, the Company announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate the Company’s agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice.

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

Total collaborative research and development revenue recognized by the Company for Sandoz was $3.8 million and $4.6 million for the three and nine months ended September 30, 2017 respectively, compared with zero for the corresponding periods in 2016. The cumulative aggregate payments received by the Company from Sandoz as of September 30, 2017 were $20.0 million under this agreement.

Patent Purchase Agreement with Indivior

   On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Agreement”) with Indivior UK Limited (“Indivior”).  Pursuant to the Agreement, the Company has assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5 million payment to DURECT contingent upon the achievement of a regulatory milestone, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000. The assigned patent rights include granted patents extending through at least 2026.  DURECT also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in the three months ended September 30, 2017 as the Company does not have any continuing obligations under the purchase agreement.

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

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of September 30, 2017, the Company had received $1.5 million in cumulative milestone payments.

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

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was $4,000 and $109,000 for the three and nine months ended September 30, 2017, compared with $153,000 and $163,000 for the corresponding periods in 2016. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2017 were $40.4 million under this agreement.

The Company recognized no product revenue related to key excipients for REMOXY ER for each of the three and nine months ended September 30, 2017 compared to $374,000 and $653,000 for the corresponding periods in 2016. The associated cost of goods sold were zero for each of the three and nine months ended September 30, 2017, compared to $92,000 and $216,000 for the corresponding periods in 2016. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

Agreement with Zogenix, Inc.

     On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix was responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT was responsible for non-clinical, formulation and CMC development activities. The Company was to be reimbursed by Zogenix for its research and development efforts on the product. Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.25 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of the Company’s research and development involvement with Zogenix with respect to this product candidate.

The Company granted to Zogenix an exclusive worldwide license, with sub-license rights, to the Company’s intellectual property rights related to the Company’s proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. The Company retained the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement. Zogenix was permitted to terminate the Zogenix Agreement without cause at any time upon prior written notice, and either party was permitted to terminate the Zogenix Agreement upon certain circumstances including written notice of a material uncured breach.

In August 2017, the Company and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to the Company, and Zogenix will transfer to the Company all regulatory filings and development information related to Relday.   As a result of the termination of the Zogenix agreement, the Company recognized revenue during the third quarter of 2017 for the remaining $750,000 of deferred revenue related to the upfront fee as the Company had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of September 30, 2017 were $20.1 million under these agreements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Ratable recognition of upfront payment	$750	$52	$833	$156
Research and development expenses reimbursable by Zogenix	-	11	2	347
Total collaborative research and development revenue	$750	$63	$835	$503

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2017). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to low double digits, determined on a country-by-country basis. The Company’s research and development services are considered integral to utilizing the licensed intellectual property and, accordingly, the deliverables are accounted for as a single unit of accounting. The $2.0 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of the Company’s research and development involvement with Santen with respect to this product candidate. As of September 30, 2017, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Ratable recognition of upfront payment	$48	$57	$153	$171
Research and development expenses reimbursable by Santen	37	53	81	249
Total collaborative research and development revenue	$85	$110	$234	$420

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2017 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$534	$—	$—	$534
Certificates of deposit	150	—	—	150
Commercial paper	39,513	—	—	39,513
U.S. Government agencies	1,000	—	—	1,000
	$41,197	$—	$—	$41,197
Reported as:
Cash and cash equivalents	$34,668	$—	$—	$34,668
Short-term investments	6,379	—	—	6,379
Long-term restricted investments	150	—	—	150
	$41,197	$—	$—	$41,197

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$693	$—	$—	$693
Certificates of deposit	150	—	—	150
Commercial paper	4,947	—	—	4,947
Corporate debt	2,644	—	(1)	2,643
U.S. Government agencies	14,461	1	(3)	14,459
	$22,895	$1	$(4)	$22,892
Reported as:
Cash and cash equivalents	$3,142	$—	$—	$3,142
Short-term investments	19,603	1	(4)	19,600
Long-term restricted investments	150	—	—	150
	$22,895	$1	$(4)	$22,892

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2017, by contractual maturity (in thousands):

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$40,663	$40,663
	$40,663	$40,663

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2017.

As of September 30, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

In the first quarter of 2017, the Company elected to adopt ASU 2016-09, Improvement to Employee Share-based Payment, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to account for forfeitures as they occur, therefore, share-based compensation expense for the nine months ended September 30, 2017 has been calculated based on actual forfeitures, rather than the Company’s previous approach which was net of estimated forfeitures. The Company’s adoption of ASU 2016-09 in the first quarter of 2017 did not have a material impact on its financial statements.

As of September 30, 2017, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive income (loss) is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of product revenues	$27	$27	$83	$80
Research and development	374	362	1,057	1,072
Selling, general and administrative	301	227	789	871
Total stock-based compensation	$702	$616	$1,929	$2,023

As of September 30, 2017 and December 31, 2016, $13,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock Options
Risk-free rate	2.0-2.3%	1.4-1.6%	2.0-2.5%	1.3-1.9%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	6.8-10.0	7.0-10.0	6.8-10.0	6.5-10.0
Volatility	75-81%	76-82%	75-82%	76-83%

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan
Risk-free rate	1.0%	0.4%	0.6-1.0%	0.3-0.4%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	44%	66%	44-81%	66-68%

Note 5. Term Loan

In July 2016, the Company renegotiated the terms of its $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance) with such renegotiated terms being formalized in a new Loan and Security Agreement (the “2016 Loan Agreement”). The 2016 Loan Agreement supersedes the 2014 Loan Agreement with Oxford Finance and the 2015 amendment to such agreement. The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 8.54% as of September 30, 2017) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the

Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

As of September 30, 2017, the Company was in compliance with all material covenants under the Loan Agreement and the Company believes that there have been no material adverse changes. In accordance with ASC 470-10-45-2, the term loan had been reclassified to a current liability from a non-current liability on the Company’s balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s 2016 Loan Agreement.  In May 2017, the Company signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR (SABER-bupivacaine) in the United States.  Consequently, the Company has sufficient resources to meet its plans for the next twelve months following the issuance of these financial statements. As a result, that portion of the term loan that is due more than 12 months after September 30, 2017 has been reclassified within non-current liabilities.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of September 30, 2017, are as follows (in thousands):

Three months ended December 31, 2017	$406
2018	8,698
2019	8,724
2020	6,641
Total minimum payments	24,469
Less amount representing interest	(4,469)
Gross balance of term loan	20,000
Less unamortized debt discount	(101)
Carrying value of term loan	19,899
Less term loan, current portion, net	(5,276)
Term loan, non-current portion, net	$14,623

Note 6. Stockholders’ Equity

During the three months ended September 30, 2017, the Company raised net proceeds (net of commissions) of approximately $4.7 million from the sale of 2,984,660 shares of the Company’s common stock in the open market at a weighted average price of $1.64 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering). During the nine months ended September 30, 2017, the Company raised net proceeds (net of commission) of approximately $9.6 million from the sale of 6.6 million shares of common stock at a weighted average price of $1.49 per share in the open market through the Controlled Equity Offering. As of October 27, 2017, the Company had up to approximately

$20.3 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of POSIMIR, RBP-7000, REMOXY ER, DUR-928 or any of our other product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for products in our product pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•	the results and timing of clinical trials, including for POSIMIR, DUR-928, and REMOXY ER, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of FDA, DEA, EMEA and other government regulation on our business;
•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;
•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;
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

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various uncommon (orphan and rare) and common diseases, disorders, or syndromes. The lead compound from this program (DUR-928) is an endogenous, orally available small molecule that modulates the activity of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation, and cell survival.

The biological activity of DUR-928 has been demonstrated in over 10 different animal disease models involving three animal species. Several of these disease models represent chronic metabolic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and several represent acute organ injuries (endotoxin shock, ischemic-reperfusion kidney injury, acute liver failure, and stroke).

We are pursuing the development of DUR-928 through three programs for: (i) chronic metabolic disorders or liver diseases using oral administration, (ii) acute organ injury by injection or infusion, and (iii) local skin inflammatory disorders using topical application. We are also evaluating additional indications beyond these programs.

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, rabbits, dogs and monkeys, DUR-928 has been found to be orally available, locally tolerable, and safe at all doses and routes tested to date. These non-clinical results have supported the initiation of DUR-928 into human safety/pharmacokinetics (PK)/proof-of-concept trials.

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. There are many mechanisms, but one phenotype of steatohepatitis.  Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD) develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol (ASH), but may occur in individuals who drink less. Alcoholic hepatitis (AH), a more severe and inflammation form of AFLD, occurs in approximately 20% of patients with alcoholism. There is a growing appreciation for the pathological overlap between NASH and ASH.  In addition to these large populations of patients with liver disease, there are a number of orphan liver diseases for which we intend to seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

Clinical Program.    The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and pharmacokinetics (PK) of orally administered DUR-928. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 (n=20 on drug, 10 on placebo) at escalating doses that resulted in peak plasma concentrations greater than 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2-6 hours after dosing. We subsequently conducted a Phase 1 multiple-ascending-dose, randomized, double-blinded, placebo-controlled, oral administration trial in 20 healthy subjects (n=16 on drug, 4 on placebo). Following multiple dosing, DUR-928 was well-tolerated at all doses, with no serious drug-related adverse events reported and no accumulation in plasma concentrations were observed with repeat dosing.  We also conducted a food effect study with 8 healthy volunteers and observed no food effect on absorption.

Our first patient trial utilizing orally administered DUR-928 was an open-label, single-ascending-dose safety and PK Phase 1b trial in liver function impaired (NASH) patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function).  This study was conducted in Australia in two successive dose cohorts (a low dose of 50 mg and then a high dose of 200 mg) and NASH patients were confirmed as either cirrhotic or non-cirrhotic.  Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017.

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

Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be observed in a statistically significant manner, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in larger controlled trials.

We are actively working towards initiating a Phase 2 trial in PSC with orally administered DUR-928.  Toward that end, our protocol has been reviewed by the FDA and our IND is now open.  Clinical trial site preparation is underway, and we are targeting dosing our first patient by the end of 2017.  The Phase 2 trial will be a randomized, open label study with two cohorts (a low dose cohort and a high dose cohort), in which patients (n = 40) will receive oral dosing of DUR-928 for 4-weeks with follow-up for an additional four-weeks. The objectives of this study include safety, PK, and PD markers, including the percent change from baseline of serum alkaline phosphatase (ALP) and other biomarkers.   PSC is a chronic liver disease characterized by a progression of cholestasis (decrease in bile flow) with inflammation and fibrosis of bile ducts.  Over time, PSC leads to liver failure, infections and tumors of the bile duct or liver, ultimately requiring liver transplant.  There is no approved treatment for PSC at this time.  We have received orphan drug designation for DUR-928 to treat patients with PSC.  We believe that data generated from this trial will be relevant to other chronic liver inflammation, fibrosis, and cholestasis conditions.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. Acute kidney injury (AKI) alone, for example, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, and worsening of chronic kidney disease and is a major cause of mortality in acute liver injury. There are various forms of acute organ injury, affecting the liver, the kidney, or multi-organs, for which we may seek to develop DUR-928.

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

We have been working with our clinical advisors to design several Phase 2 studies for various acute organ injuries.   We submitted an initial IND in late December 2016 for a proposed Phase 2 liver study.  The FDA requested certain drug-drug interaction data and made suggestions for the proposed protocol.  In response, we completed Phase 1 drug-drug interaction studies which demonstrated that neither orally administered nor intravenously injected DUR-928 had an effect on the safety and PK of midazolam, a drug for detecting potential drug-drug interactions via the enzyme CYP3A4.  This enzyme is commonly associated with clinically relevant drug-drug interactions.  We now have an open IND and are currently finalizing the protocol for an initial Phase 2 trial in a population of patients with moderate and severe acute liver function impairment to assess the safety and pharmacokinetics of several doses of DUR-928.

Skin Inflammatory Disorder Program with Topical DUR-928

Market opportunity.  Skin inflammatory disorders, such as psoriasis or atopic dermatitis, affect approximately 7.5 million and 32 million Americans, respectively.  Most currently available topical treatments, typically as first line therapy, either slow down excessive skin cell proliferation or reduce inflammation.  Steroids are the most commonly used topical anti-inflammatory agents because they reduce the swelling and redness of lesions.

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the anti-inflammatory activities of DUR-928, as well as the results of a psoriasis study with DUR-928 in mice. The double blinded and placebo controlled Phase 1b trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.    We feel that the initial results were encouraging and warrant further investigation.  As a result, we have developed and selected lead topical formulations of DUR-928 and have recently completed GLP skin irritation / sensitization studies in two species.  We have had pre-IND interactions with the FDA and are incorporating FDA’s comments in our upcoming IND while we are actively working with expert advisors to finalize our study protocol for a Phase 2 proof-of-concept study with topically applied DUR-928. We expect to initiate this study in the first half of 2018.

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

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours became the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remained the same.  In June 2017, we completed enrollment of 296 patients in Part 2 of the PERSIST trial.  In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We and Sandoz will be working to understand the trial results more fully in the coming weeks.

RBP-7000

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5 million payment to DURECT contingent upon FDA approval of RBP-7000, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000.   In October 2017, Indivior disclosed that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.

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

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King resubmitted the NDA in December 2010. In June 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER.  In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following the recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  Pain Therapeutics stated in its public filings that it expects to complete these studies by year end 2017, after which they intend to have a pre-NDA meeting with the FDA followed by resubmission of the REMOXY NDA.  In October 2017, Pain Therapeutics announced that there is a pre-NDA guidance meeting with the FDA planned for November 14, 2017.  According to Pain Therapeutics, the purpose of a pre-NDA meeting is to acquaint FDA reviewers with the data to be submitted in the NDA, to uncover any major unresolved problems, including whether the NDA resubmission constitutes a complete response to the 2016 Complete Response Letter, and to discuss the best approach to the presentation and formatting of data in the NDA.   Pain Therapeutics also stated that it is planning a resubmission of the NDA in the first quarter of 2018.

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

Orient Pharma conducted a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study.  The primary efficacy measure in this study was to demonstrate the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate ER was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).  There were no serious adverse events in this pivotal study. Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products.

DURECT intends to seek potential development and commercialization partners for major markets not licensed to Orient Pharma.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2017, we had an accumulated deficit of $452.0 million. Although we had net income of $6.1 million for the three months ended September 30, 2017, primarily as a result of an upfront payment of $12.5 million from Indivior for the assignment of certain patent rights, our net loss was $11.9 million for the nine months ended September 30, 2017.  Our net losses were $34.5 million and $22.7 million for the years ended December 31, 2016 and 2015, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to decrease compared to the third quarter of 2017 as we experience lower research and development expenses related to POSIMIR. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2017. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2016, except as noted below.

Inventories and Purchase Commitments

Our inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. In October 2017, we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. As a result, we wrote down certain lots of inventory which are no longer considered to be probable for use prior to expiration and prepaid inventory related to a minimum purchase agreement for an excipient. In addition, we recorded a liability related to a minimum purchase agreement for the excipient. In the three and nine months ended September 30, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the accrual of a liability for the remaining minimum purchase commitment for the same excipient. As of September 30, 2017, the remaining carrying value of the excipient residing within our inventory was $81,000. In the event that management determines that we will not utilize all of these materials, there could be a potential write-off related to this inventory.

Results of Operations

Three and nine months ended September 30, 2017 and 2016

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

We expect our collaborative research and development revenue in the near future to remain comparable to the third quarter of 2017 excluding recognition of deferred revenue associated with upfront payments received under our collaborative agreements. Until we have more information with respect to next steps with POSIMIR, we cannot predict how much of the deferred revenue associated with the $20 million upfront payment from Sandoz will be recognized in future quarters. The recognition of deferred revenue does not result in additional cash being received by us. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Collaborator
Sandoz AG (Sandoz) (1)	$3,846	$-	$4,615	$-
Zogenix, Inc. (Zogenix) (2)	750	63	835	503
Santen Pharmaceutical Co. Ltd. (Santen) (3)	85	110	234	420
Pain Therapeutics, Inc. (Pain Therapeutics)	4	153	109	163
Others	917	26	1,511	56
Total collaborative research and development and other revenue	$5,602	$352	$7,304	$1,142

(1)

Amounts related to ratable recognition of upfront fees were $3.8 million and $4.6 million for the three and nine months ended September 30, 2017, respectively, compared to zero for the corresponding periods in 2016.

(2)

Amounts related to ratable recognition of upfront fees were $750,000 and $833,000 for the three and nine months ended September 30, 2017, respectively, compared to $52,000 and $156,000 for the corresponding periods in 2016. In August 2017, we and Zogenix terminated the Development and License Agreement between Zogenix and us dated July 11, 2011 relating to the development and commercialization of Relday. As a result, we recognized as revenue all of the remaining upfront fees in the three months ended September 30, 2017 that had previously been deferred.

(3)

Amounts related to ratable recognition of upfront fees were $48,000 and $153,000 for the three and nine months ended September 30, 2017, respectively, compared to $57,000 and $171,000 for the corresponding periods in 2016.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $2.6 million and $9.8 million in the three and nine months ended September 30, 2017, respectively, compared to $3.4 million and $9.4 million for the corresponding periods in 2016. The decrease in the three months ended September 30, 2017 was primarily attributable to lower product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product as well as lower revenue from our LACTEL product line and from our ALZET product line as a result of lower units sold from these product lines compared to the corresponding period in 2016. The increase in the nine months ended September 30, 2017 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by lower product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product as well as lower product revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2016. We did not generate any product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product in the three and nine months ended September 30, 2017.

Revenue from sale of intellectual property rights

     Revenue from sale of intellectual property rights was $12.5 million for both the three and nine months ended September 30, 2017 compared to zero for the corresponding periods in 2016. We entered into a Patent Purchase Agreement with Indivior and received a non-refundable payment of $12.5 million in September 2017. We recognized the $12.5 million as revenue from sale of intellectual property rights in the three months ended September 30, 2017 as we do not have any substantive continuing obligations under the purchase agreement.

Cost of product revenues

Cost of product revenues were $3.1 million and $5.6 million for the three and nine months ended September 30, 2017, respectively, compared to $2.2 million and $4.3 million for the corresponding periods in 2016. The increases in the cost of product revenue in the three and nine months ended September 30, 2017 were primarily the result of charges of approximately $2.0 million associated with the write-down of an excipient in light of the failure of PERSIST to achieve the primary endpoint, comparing with $926,000 associated with the write-down of the excipient included in REMOXY ER in light of the Complete Response Letter received by Pain Therapeutics for REMOXY ER in the three and nine months ended September 30, 2016. Excluding the charges associated with the write-down of the excipient included in three months ended September 30, 2017 and 2016, respectively, the decrease in the cost of product revenue in the three months ended September 30, 2017 was primarily the result of lower cost of goods sold related to our LACTEL product line and ALZET product line arising from lower units sold compared to the corresponding period in 2016. Excluding the charges associated with the write-down of certain excipients included in nine months ended September 30, 2017 and 2016, respectively, the increase in the cost of product revenue in the nine months ended September 30, 2017 was primarily the result of higher cost of goods sold related to our LACTEL product line arising from higher units sold, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold and from lower cost of goods sold related to the sale of certain excipients included in REMOXY ER and another product compared to the corresponding period in 2016. We did not generate any product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product in the three and nine months ended September 30, 2017. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $27,000 and $83,000 for the three and nine months ended September 30, 2017, respectively, compared to $27,000 and $80,000 for the corresponding periods in 2016.

As of September 30, 2017, we had 22 manufacturing employees compared with 20 as of September 30, 2016. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $8.4 million and $25.0 million for the three and nine months ended September 30, 2017, respectively, compared to $6.8 million and $21.3 million for the corresponding periods in 2016. The increase in the three months ended September 30, 2017 was primarily attributable to higher research and development costs associated with POSIMIR, depot injectable programs and ORADUR-ADHD, partially offset by lower research and development costs associated with DUR-928, REMOXY ER, the Santen ophthalmic program, Relday and other research programs compared to the corresponding period in 2016, as more fully discussed below. The increase in the nine months ended September 30, 2017 was primarily attributable to higher research and development costs associated with POSIMIR and depot injectable programs, partially offset by lower research and development costs associated with Relday, REMOXY ER, the Santen ophthalmic program, DUR-928, ORADUR-ADHD and other research programs, compared to the corresponding period in 2016 as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $374,000 and $1.1 million for the three and nine months ended September 30, 2017, respectively, compared to $362,000 and $1.1 million for the corresponding periods in 2016. As of September 30, 2017, we had 50 research and development employees compared with 52 as of September 30, 2016. We expect our research and development expenses in the near future to decrease compared to the third quarter of 2017 as we experience lower research and development expenses related to POSIMIR.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
POSIMIR	$4,297	$2,175	$12,875	$8,036
DUR-928	3,153	3,873	9,755	10,038
Depot injectable programs	760	299	1,704	1,085
REMOXY ER (1)	5	179	101	479
ORADUR-ADHD	48	13	85	155
Santen ophthalmic program (1)	32	62	81	321
Relday (1)	3	13	34	452
Others	80	191	370	716
Total research and development expenses	$8,378	$6,805	$25,005	$21,282

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix and Santen.

POSIMIR

Our research and development expenses for POSIMIR were $4.3 million and $12.9 million in the three and nine months ended September 30, 2017, respectively, compared to $2.2 million and $8.0 million for the corresponding periods in 2016. The increases in the three and nine months ended September 30, 2017 were primarily due to higher clinical trial expenses and other outside expenses for POSIMIR compared with the corresponding periods in 2016.

DUR-928

Our research and development expenses for DUR-928 were $3.2 million and $9.8 million in the three and nine months ended September 30, 2017, respectively, compared to $3.9 million and $10.0 million for the corresponding periods in 2016. The decrease in the three months ended September 30, 2017 was primarily due to lower contract manufacturing expenses and lower clinical trial expenses incurred for this drug candidate compared with the corresponding period in 2016. The decrease in the nine months ended September 30, 2017 was primarily due to lower contract manufacturing expenses, partially offset by higher clinical trial expenses and higher employee-related costs incurred for this drug candidate compared with the corresponding period in 2016.

Depot Injectable Programs

Our research and development expenses for depot injectable programs were $760,000 and $1.7 million in the three and nine months ended September 30, 2017, respectively, compared to $299,000 and $1.1 million for the corresponding periods in 2016. The increases in the three and nine months ended September 30, 2017 were primarily due to higher employee-related costs for these programs compared with the corresponding periods in 2016.

REMOXY ER

Our research and development expenses for REMOXY ER were $5,000 and $101,000 in the three and nine months ended September 30, 2017, respectively, compared to $179,000 and $479,000 for the corresponding periods in 2016. The decreases in the three and nine months ended September 30, 2017 was primarily due to lower employee-related costs for REMOXY ER compared with the corresponding periods in 2016.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $48,000 and $85,000 in the three and nine months ended September 30, 2017, respectively, compared to $13,000 and $155,000 for the corresponding periods in 2016. The increase in the three months ended September 30, 2017 were primarily due to higher employee-related costs for ORADUR-Methylphenidate ER compared with the corresponding period in 2016. The decrease in the nine months ended September 30, 2017 were primarily due to lower employee-related costs for ORADUR-Methylphenidate ER compared with the corresponding periods in 2016.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $32,000 and $81,000 in the three and nine months ended September 30, 2017, respectively, compared to $62,000 and $321,000 for the corresponding periods in 2016. The decreases in the three and nine months ended September 30, 2017 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2016.

Relday

Our research and development expenses for Relday were $3,000 and $34,000 in the three and nine months ended September 30, 2017, respectively, compared to $13,000 and $452,000 for the corresponding periods in 2016. The decreases in the three and nine months ended September 30, 2017 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding periods in 2016.

Other DURECT research programs

Our research and development expenses for all other programs were $80,000 and $370,000 in the three and nine months ended September 30, 2017, respectively, compared to $191,000 and $716,000 for the corresponding periods in 2016, respectively. The decreases in the three and nine months ended September 30, 2017 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding periods in 2016.

We expect our research and development expenses in the near future to decrease compared to the third quarter of 2017 as we experience lower research and development expenses for POSIMIR. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.1 million and $9.9 million for the three and nine months ended September 30, 2017, respectively, compared to $3.0 million and $9.0 million for the corresponding periods in 2016. The increase in selling, general and administrative expenses in the three months ended September 30, 2017 was primarily due to higher general legal expenses compared to the corresponding period in 2016. The increase in selling, general and administrative expenses in the nine months ended September 30, 2017 compared to the corresponding period in 2016 was primarily due to an advisory fee related to the licensing of the Sandoz agreement which occurred in the second quarter of 2017. Stock-based compensation expense recognized related to selling, general and administrative personnel was $301,000 and $789,000 for the three and nine months ended September 30, 2017, respectively, compared to $227,000 and $871,000 for the corresponding periods in 2016.

As of September 30, 2017, we had 24 selling, general and administrative employees compared with 24 as of September 30, 2016. We expect selling, general and administrative expenses in the near future to be comparable to the third quarter of 2017.

Other income (expense). Interest and other income was $605,000 and $680,000 for the three and nine months ended September 30, 2017, respectively, compared to $45,000 and $112,000 for the corresponding periods in 2016. The increase in interest and other income was primarily the result of a gain of $500,000 from selling certain intellectual property rights in the three and nine months ended September 30, 2017 compared with the same periods in 2016. This transaction was not part of our ordinary course of business and therefore was recorded as a gain from selling intellectual property rights in other income in the three and nine months ended September 30, 2017.

Interest expense was $619,000 and $1.8 million for the three and nine months ended September 30, 2017, respectively, compared to $592,000 and $1.7 million for the corresponding periods in 2016. The increases in interest and other expense in the three and nine months ended September 30, 2017 were primarily due to higher interest expenses recorded for the term loan refinanced in July 2016 compared with the same period in 2016.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $41.8 million at September 30, 2017 compared to $25.2 million at December 31, 2016. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2017 and December 31, 2016. The increase in cash, cash equivalents and investments during the nine months ended September 30, 2017 was primarily due to the receipt of the $20.0 million upfront fee from SANDOZ, the $12.5 million upfront fee from Indivior, $10.1 million of cash received from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and from payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We received $6.1 million of cash from operating activities for the nine months ended September 30, 2017 compared to $19.9 million used for the corresponding period in 2016. The increase in cash received from operating activities was primarily due to the receipt of the $20.0 million upfront fee from SANDOZ and the $12.5 million upfront fee from Indivior, partially offset by cash used to fund operations as well as our working capital requirements and reflected a net loss of $10.2 million as well as the changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities.

We received $13.7 million of cash from investing activities for the nine months ended September 30, 2017 compared to $2.2 million for the corresponding period in 2016. The increase in cash received from investing activities was primarily due to a decrease in purchases of available-for-sale securities for the nine months ended September 30, 2017 compared to the corresponding period in 2016. We anticipate incurring capital expenditures of approximately $100,000 in 2017 to purchase research and development and other capital equipment.

We received $10.1 million of cash from financing activities for the nine months ended September 30, 2017 compared to $19.5 million for the corresponding period in 2016. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock in the nine months ended September 30, 2017 compared with the corresponding period in 2016. During the nine months ended September 30, 2017, we raised net proceeds (net of commission) of approximately $9.6 million from the sale of 6.6 million shares of common stock at a weighted average price of $1.49 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald. During the nine months ended September 30, 2016, we raised net proceeds (net of commission) of approximately $4.2 million from the sale of approximately 2.6 million shares of common stock at a weighted average price of $1.63 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald. In April 2016, we also completed an underwritten public offering in which we sold an aggregate of 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 and received net proceeds of approximately $16.1 million after deducting underwriting discounts and commissions and offering expenses from this public offering.

As of October 27, 2017, we had up to approximately $20.3 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under our shelf registration statement.

We anticipate that cash used in operating activities in the near future will increase compared to the three months ended September 30, 2017 due to the fact that we received a $12.5 million upfront fee from Indivior in the third quarter of 2017.

During the nine months ended September 30, 2017, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2017, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Plans for POSIMIR are uncertain following the failure of the PERSIST trial to achieve its primary endpoint.

The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate our agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice.  If Sandoz terminates the agreement, we will not receive any milestone or royalty payments under the agreement and will be responsible for commercialization of POSIMIR in the United States, if approved.   The decision whether to continue the development of POSIMIR and seek regulatory approval will require further analysis of the PERSIST trial data and other clinical data for POSIMIR, as well as possible regulatory approval strategies.  If we elect to continue with the program, it may require a larger investment on our part than previously planned and may take longer to achieve FDA approval, and such approval may never occur.

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved.

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. The recent Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl, for example.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letters for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval.

We currently have significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

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

We do not control development of REMOXY ER or RBP-7000

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

We rely on Indivior for the development and commercialization of RBP-7000.  There can be no assurance that Indivior will continue development of RBP-7000, or if Indivior continues development of RBP-7000 there can be no assurance that an NDA for RBP-7000 will ever be approved by the FDA.  If Indivior does not continue development of or commercialize RPB-7000, we will not receive milestone or earn-out payments under our agreement with them.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928 or ORADUR-Methylphenidate ER. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER and POSIMIR to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-Methylphenidate ER, or RBP-7000, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for POSIMIR, RBP-7000, REMOXY ER, DUR-928 or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18. We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  In addition, we conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 that we will evaluate in a future Phase 2 proof-of-concept trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we switched in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours is now the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remain the same.   In June 2017, we enrolled the final of 296 patients in Part 2 of the PERSIST trial. In October 2017, we reported that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We and Sandoz will be working to understand the trial results more fully in the coming weeks. There can be no assurance that Sandoz will continue as our commercial partner for POSIMIR in the United States, that we will continue to develop POSIMIR or that POSIMIR will ever successfully obtain regulatory approval from the FDA.

•

RBP-7000 – In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  Indivior submitted a new drug application to the U.S. FDA on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  There can be no assurance that this NDA will be accepted by the FDA for review, or that RBP-7000 will obtain marketing approval from the FDA in a timely manner or at all.

•

REMOXY ER—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER. In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following a recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  Pain Therapeutics stated that it expects to complete these studies by year end 2017. Pain Therapeutics recently stated that a pre-NDA guidance meeting with the FDA is planned for November 14, 2017 and that Pain Therapeutics is planning to resubmit the NDA for REMOXY ER in the first quarter of 2018.  There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a commercialization partner.

•

ORADUR-ADHD—Since 2010, we and Orient Pharma, our licensee in defined Asian and South Pacific countries, conducted several Phase 1 studies to evaluate multiple formulations of ORADUR-Methylphenidate. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma recently completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study. The primary efficacy measure in this study was the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).   There were no serious adverse events in this pivotal study.  Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products. We have started a process of contacting potential development and commercialization partners for major markets not licensed to Orient Pharma. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate ER to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

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

Many of our drug candidates under development, including REMOXY ER are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

For several years, FDA has required companies engaged in manufacturing and sales of opioid products to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.  All manufacturers of long-acting and extended-release opioids must ensure that training is provided to prescribers of these medications and develop information that prescribers can use when counseling patients about the risks and benefits of opioid use.  The FDA has also announced safety labeling changes and post-market study requirements for extended-

release and long-acting opioid analgesics (ER/LA opioids). The updated class-wide labeling changes state that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is requiring the drug companies that make these products to conduct further post-market studies and clinical trials. These changes may result in a decrease in prescriptions for this class of drugs and will increase the costs borne by manufacturers of ER/LA opioids.  More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our pharmaceutical product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Sandoz, Indivior, Pain Therapeutics, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute POSIMIR, RBP-7000, REMOXY ER and other product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in July 2017 we were notified by Impax that they were terminating our agreement with respect to ELADUR, and in August 2017 we mutually agreed with Zogenix to terminate our agreement with respect to Relday; in both instances with product rights reverting to us. Sandoz also has the right to terminate our agreement with them for commercialization of POSIMIR after a specified notice period.  If there have been payments under such agreements that are being recognized over time, such as the $20 million up-front payment received from Sandoz, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Sandoz, Pain Therapeutics, Santen or Orient Pharma could have similar effects.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of September 30, 2017, we had $17.1 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities. Until we have more information with respect to next steps with POSIMIR, we cannot predict how much of the deferred revenue associated with the $20 million upfront payment from Sandoz will be recognized in future quarters.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also generally required to achieve those milestones, and in the case of our agreement with Indivior, Indivior is solely responsible for the regulatory milestone as well. Under our third-party collaborative agreements, our third party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2016 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern

At the time of filing our Form 10-K for the year ended December 31, 2016, we determined that we did not have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  Our recurring losses from operations, negative cash flows and need for additional capital raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016.  As of the filing of this Form 10-Q for the three months ended September 30, 2017, we have determined that we have sufficient cash resources to meet our plans for the next twelve months from the issuance of those financial statements.  Our continued operations are contingent on our ability to enter into new collaborative agreements, achieve milestone and other payments under our collaboration and licensing agreements, raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we may have to substantially curtail our operations and business plan.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2017, had an accumulated deficit of approximately $452.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates, including POSIMIR, DUR-928 and REMOXY ER, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of October 27, 2017, we owned or exclusively in-licensed over 60 unexpired issued U.S. patents and over 390 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we owned or exclusively in-licensed over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, POSIMIR and REMOXY ER is as follows:

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

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes eleven granted patents. The patent family providing protection until at least 2031 includes two granted patents. The patent family providing protection until at least 2034 includes two granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by five granted patents with two expiring in 2023 and three expiring in 2026, plus any eligible patent term extensions.

Our Epigenetic Regulator Program includes nine in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, 2037 and 2038, respectively, plus any eligible patent term adjustments and extensions. Of the ten patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other eight have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

Write-offs related to the impairment of long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2017. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2016 and determined that goodwill was not impaired as of December 31, 2016. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for an excipient in the year ended December 31, 2016 as a result of a change in the forecasted demand for the excipients after Pain Therapeutics received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER. In addition, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the accrual of a liability for the remaining minimum purchase commitment for the excipient in the three and nine months ended September 30, 2017 after we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Albireo Pharma and others have development plans for products to treat NAFLD/NASH or other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

POSIMIR and REMOXY ER, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. RBP-7000, if approved, will compete with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka,

Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including POSIMIR, DUR-928 and REMOXY ER, if approved. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. During the nine months ended September 30, 2017, we raised net proceeds (net of commissions) of approximately $9.6 million from the sale of 6.6 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.49 per share.  As of October 27, 2017, we had up to approximately $20.3 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

The price of our common stock may be volatile

The stock markets in general, and the markets for pharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	failure of third-party collaborators to continue development of the respective product candidates they are developing;
•	adverse results (including adverse events or failure to demonstrate safety or efficacy) or delays in our clinical and non-clinical trials of DUR-928 or other product candidates;
•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;
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

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company, any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware or our Certificate of Incorporation or bylaws or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1+ 31.1	Patent purchase agreement between the Company and Indivior UK Limited dated as of September 26, 2017. Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC

EXHIBIT INDEX

10.1+ 31.1	Patent purchase agreement between the Company and Indivior UK Limited dated as of September 26, 2017. Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 2, 2017

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: November 2, 2017