Form 10-K
period 2017-12-31
DURECT CORP
filed 2018-03-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§ 230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§ 240.12b-2 of this chapter).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $135,648,965 as of June 30, 2017 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 153,336,970 shares of the registrant’s Common Stock issued and outstanding as of March 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2018 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2017.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Our product pipeline currently consists of multiple investigational drug candidates in clinical development.  DUR‑928, a new chemical entity in Phase 2 development, is the lead candidate in DURECT’s Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury, chronic metabolic diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH), primary sclerosing cholangitis (PSC) and other liver diseases with both broad and orphan populations, and inflammatory skin conditions such as psoriasis and atopic dermatitis.  DURECT’s advanced oral and injectable delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs. One late stage development program is REMOXY® ER (oxycodone), an investigational extended release pain relief drug based on DURECT’s ORADUR® technology, for which DURECT’s licensee Pain Therapeutics has resubmitted the NDA and for which the FDA has set a PDUFA target action date of August 7, 2018.  Another late-stage development program in this category is POSIMIR® (SABER®-Bupivacaine), an investigational analgesic product intended to deliver bupivacaine to provide up to 3 days of pain relief after surgery.    In addition, for the assignment of certain patent rights, DURECT may receive a milestone payment upon NDA approval and single digit sales-based earn-out payments from U.S. net sales of Indivior’s RBP-7000 investigational drug for schizophrenia, for which Indivior has submitted an NDA and for which the FDA has set a PDUFA target action date of July 28, 2018.

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

Epigenetic Regulator Program and New Chemical Entities

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetic regulation does not change DNA sequences, but regulates the pattern of DNA expression and subsequent cellular functions. DUR-928 is our program’s lead product candidate. We hold the exclusive worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

NOTE: POSIMIR®, SABER®, CLOUD®, ORADUR®, ALZET® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners.

Our major product research and development efforts for new chemical entities derived from our Epigenetic Regulator Program are set forth in the following table:

Product Candidate	Disease/Indication	Collaborator	Stage

• DUR-928, oral	• Metabolic disorders / chronic liver diseases	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 2

• DUR-928, injectable	• Acute organ injuries	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 2
• DUR-928, topical	• Inflammatory skin conditions such as psoriasis and atopic dermatitis	• DURECT holds worldwide development and commercialization rights under a license with Virginia Commonwealth University	• Phase 1

During the course of this program, a number of compounds have been identified that may have therapeutic utility for various uncommon (orphan and rare) and common diseases, disorders or syndromes. The lead compound from this program (DUR-928) is an endogenous, orally available small molecule that modulates the activity of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation and cell survival.

The biological activity of DUR-928 has been demonstrated in over 10 different animal disease models involving three animal species. Several of these disease models represent chronic metabolic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) associated with diabetes) and several represent acute organ injuries (endotoxin shock, ischemic-reperfusion kidney injury, acute liver failure and stroke).

We are pursuing the development of DUR-928 through three programs for: (i) chronic metabolic disorders or liver diseases using oral administration, (ii) acute organ injury by injection or infusion, and (iii) local skin inflammatory disorders using topical application. We are also evaluating additional indications beyond these programs.

In pharmacokinetic and toxicity studies conducted in mice, hamsters, rats, rabbits, dogs and monkeys, DUR-928 has been found to be orally available, locally tolerable and safe at all doses and in all routes tested to date. These non-clinical results supported the initiation of DUR-928 into human safety/pharmacokinetics (PK)/proof-of-concept trials.

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. There are many mechanisms, but only one phenotype of steatohepatitis.  Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than

10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD) and its more advanced stage, alcoholic steatohepatitis (ASH), develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol, but may occur in individuals who drink less, and is a major contributor to the global burden of liver cirrhosis. Alcoholic hepatitis (AH), an acute, inflammatory form of AFLD, occurs in approximately 20% of patients with alcoholism and there are no effective therapeutics available to treat this condition. There is a growing appreciation for the pathological overlap between NASH and ASH.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

Clinical Program.    The initial Phase 1 trial of DUR-928 was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of orally administered DUR-928. The 30-subject study evaluated DUR-928 in five cohorts of healthy volunteers receiving DUR-928 (n=20 on drug, 10 on placebo) at escalating doses that resulted in peak plasma concentrations greater than 100-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed with peak plasma concentration at approximately 2-6 hours after dosing. We subsequently conducted a Phase 1 multiple-ascending-dose, randomized, double-blinded, placebo-controlled, oral administration trial in 20 healthy subjects (n=16 on drug, 4 on placebo).  Following multiple dosing, DUR-928 was well-tolerated at all doses, with no serious drug-related adverse events reported and no accumulation in plasma concentrations observed with repeat dosing.  We also conducted a food effect study with 8 healthy volunteers and observed no food effect on absorption.

Our first patient trial utilizing orally administered DUR-928 was an open-label, single-ascending-dose safety and PK Phase 1b trial in liver function impaired (NASH) patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function).  This study was conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg) and NASH patients were confirmed to be either cirrhotic or non-cirrhotic.  Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017.

All patients and MCS tolerated DUR-928 well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath), which occurred without unusually abnormal biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent.

While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18 in the NASH patients.  The mean decrease of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction in total bilirubin (a liver function impairment marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP), a marker of inflammation, at the measured time point of greatest effect (24 hours after dosing) was 8% on average in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18, an inflammatory mediator implicated in both liver and kidney diseases, at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be associated with clinically relevant benefits, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in larger controlled trials.

We are conducting a Phase 2a trial in PSC with orally administered DUR-928.  The Phase 2a trial is a randomized, open label study with two cohorts (a low dose cohort of 10 mg and a high dose cohort of 50 mg), in which patients (n = 20 per cohort) will receive oral dosing of DUR-928 for 4-weeks with follow-up for an additional four-weeks. The objectives of this study include safety, PK and pharmacodynamic (PD) markers, including the percent change from baseline of serum alkaline phosphatase (ALP) and other biomarkers.   As an open label study, we expect to generate data during the course of 2018.  PSC is a chronic liver disease characterized by a progression of cholestasis (decrease in bile flow) with inflammation and fibrosis of bile ducts.  Over time, PSC leads to liver failure, infections and tumors of the bile duct or liver, and ultimately may require a liver transplant.  There is no approved treatment for PSC at this time.  We have received orphan drug designation for DUR-928 to treat patients with PSC.  We believe that data generated from this trial will be relevant to other chronic inflammatory, fibrotic and cholestatic liver conditions.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. Acute kidney injury (AKI) alone, for example, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, and progression to chronic kidney disease. In addition, AKI is a major cause of mortality in acute liver injury. Alcoholic hepatitis is a syndrome characterized by progressive inflammatory liver injury associated with long-term heavy intake of alcohol, and involves a spectrum that ranges from mild injury to severe, life threatening injury.  The prevalence of alcoholic hepatitis has not been accurately determined, but it is believed to occur in 10-35% of heavy drinkers.  There were over 320,000 hospitalizations related to alcoholic hepatitis in 2010, and the hospitalization costs amounted to nearly $50,000 per patient.  There are various forms of acute organ injury affecting the liver, the kidney or multiple organs for which we may seek to develop DUR-928.

Clinical Program.    The initial Phase 1 trial with injectable administration was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected DUR-928. The 24-subject study (16 healthy volunteers on the drug and 8 on placebo) of four escalating dose levels resulted in dose proportionality of systemic exposure. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy volunteers, in which participants received IM-injected DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) with the next to highest dose in the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending-dose intravenous infusion (IV) study with 16 healthy volunteers and observed no treatment related serious adverse events. The systemic exposure following IV infusion was dose proportional.

Our second Phase 1b study with injected DUR-928, also conducted in Australia, was an open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (matched by age, body mass and gender with normal kidney function).  This study was conducted in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of single-dose intramuscular injected DUR-928. The low dose cohort consisted of 6 patients with chronic kidney disease and 3 matched control subjects; the high dose cohort consisted of 5 patients with chronic kidney disease and 3 matched control subjects.  In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable. Although the number of subjects involved was small, we did observe decreases in bilirubin and CK-18 when those levels were meaningfully elevated pre-treatment.

We have been working with our clinical advisors to design several Phase 2a studies for various acute organ injuries.   We submitted an initial IND in late December 2016 for a proposed Phase 2a liver study.  The FDA requested certain drug-drug interaction data and made suggestions for the proposed protocol.  In response, we completed Phase 1 drug-drug interaction studies, which demonstrated that neither orally administered nor intravenously injected DUR-928 had an effect on the safety and PK of midazolam, a drug for detecting potential drug-drug interactions via the enzyme CYP3A4.  This enzyme is commonly associated with clinically relevant drug-drug interactions.

We are conducting a Phase 2a trial in alcoholic hepatitis (AH) with DUR-928.  The Phase 2a trial is an open label, dose escalation study conducted in two parts.  Part A will include patients with moderate AH (as determined by MELD scores) and Part B will include patients with severe AH.  The study will be conducted using three dose levels (30 mg, 90 mg and 150 mg) in Part A, with sequential dose escalation following review of safety and PK results of the prior dose level.  Patients will receive DUR-928 by intravenous infusion, and the dose may be adjusted in Part B based on the findings from Part A.  Patients will be enrolled at multiple clinical sites in the United States and the target number of participants to complete the study is 24-36.  The objectives of this study include safety, PK and PD signals, as determined by improvement in liver biochemistry, MELD and Lille scores and other biomarkers.   As an open label study, we expect to generate data during the course of 2018.

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

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the anti-inflammatory activities of DUR-928, as well as the results of a psoriasis study with DUR-928 in mice. The double-blinded and placebo-controlled Phase 1b trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.    We feel that the initial results were encouraging and warrant further investigation.  As a result, we have developed and selected lead topical formulations of DUR-928 and have recently completed good laboratory practice (GLP) skin irritation / sensitization studies in two species.  We have had pre-IND interactions with the FDA and are incorporating FDA’s comments in our upcoming IND while we conduct a mini-pig skin irritation study to be included in our IND for a Phase 2 proof-of-concept study with topically applied DUR-928. We expect to initiate this Phase 2 study in the third quarter of 2018.

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

The SABER technology is the basis of POSIMIR, for which our NDA received a Complete Response Letter in February 2014 and for which we conducted a Phase 3 trial designed to generate additional clinical data with which to address the issues raised in the Complete Response Letter. The SABER technology is also utilized in our ophthalmic program with Santen Pharmaceutical Co., Ltd. (Santen), as well as multiple feasibility programs. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be safe and well-tolerated, and no significant side effects or adverse events have been reported.

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

The ORADUR technology is the basis of REMOXY ER, a unique long-acting oral formulation of the opioid oxycodone designed to discourage common methods of opioid misuse and abuse, and for which Pain Therapeutics, Inc. (Pain Therapeutics) received a Complete Response Letter most recently in September 2016. The ORADUR technology has also been applied to develop abuse-deterrent formulations of other opioids, including hydromorphone, hydrocodone and oxymorphone, although these programs are not currently under active development. We also have an ORADUR-ADHD program for which we and Orient Pharma Co., Ltd. (Orient Pharma) have selected a lead formulation containing the active pharmaceutical ingredient methylphenidate. This formulation was selected based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. Orient Pharma achieved positive results from a Phase 3 trial in Taiwan in 2017 and is pursuing a new drug application with the Taiwan Food and Drug Administration.

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

In May 2017, we signed a development and commercialization agreement with Sandoz AG (Sandoz), a division of Novartis, to develop and market POSIMIR in the United States.

Clinical Program.    Our POSIMIR clinical development program has been devised to establish the safety and efficacy of POSIMIR for the treatment of post-surgical pain for 3 days. Toward that end, 16 clinical studies have been completed, of which 14 clinical studies were with the final formulation of POSIMIR in either blinded, randomized controlled trials or open-label trials. The initial 15 trials were included in the Integrated Summary of Safety (ISS) which was included in the POSIMIR NDA. Seven randomized, controlled, parallel design clinical trials of POSIMIR using the instillation method of administration and dose proposed for marketing were included in the Integrated Summary of Efficacy (ISE) which was included in the NDA. Seven different surgical procedures have been investigated, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow a more confident extrapolation of the safety and efficacy data to a broad general surgical population.

Safety

As bupivacaine is a well-known drug with an extensive understanding of its risks and benefits, the safety database in the Integrated Summary of Safety (ISS) is not as large as required for a new chemical entity. In the POSIMIR NDA, a total of 1,075 patients were included in the ISS database, 951 of whom had been exposed to POSIMIR or SABER-Placebo in volumes ranging from 2.5 to 10 mL. A total of 683 patients had been exposed to POSIMIR with the dose of bupivacaine ranging from 330 to 990 mg. In addition, a total of 124 patients had been treated with bupivacaine HCl in control groups and 268 patients received SABER-Placebo in control groups.

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

Current Status.    In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours became the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remained the same.  In June 2017, we enrolled 296 patients in Part 2 of the PERSIST trial; we had enrolled 92 patients in Part 1 of the PERSIST trial.  In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We and Sandoz have been working to understand the trial results more fully and to consider potential next steps with the program.

REMOXY ER (ORADUR-Oxycodone)

Market Opportunity.    Chronic pain is usually the result of an ongoing condition or significant problem associated with chronic diseases, including cancer, various neurological and skeletal disorders and other ailments such as severe arthritis or a debilitating back injury. As the condition gets worse, the pain often gets worse. Also, long-lasting pain can affect the nervous system to the point where pain persists even if the condition that originally caused the pain is stabilized or improved. This is one reason patients often need stronger pain medication even if their underlying condition has been treated. Chronic pain affects as many as 100 million Americans annually. OxyContin®, a brand name extended-release oral oxycodone-based painkiller, plus other extended release oxycodone-based painkillers, accounted for approximately $2.6 billion in U.S. sales in 2016.

Development Strategy.    REMOXY ER is an oral, long-acting oxycodone gelatin capsule under development with Pain Therapeutics to which we have licensed exclusive, worldwide, development and commercialization rights under a development and license agreement entered into in December 2002.

REMOXY ER is formulated with our ORADUR technology and is designed to discourage common methods of opioid misuse. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones, we are entitled to receive milestone payments of up to $3.0 million in the aggregate for REMOXY ER. We also receive reimbursement for our research and development efforts on REMOXY ER, and a manufacturing profit on our supply of key excipients for use in REMOXY ER. In addition, if commercialized, we will receive royalties for REMOXY ER of between 6.0% to 11.5% of net sales depending on sales volumes.

Clinical Program.    Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. In December 2008, Pain Therapeutics received a Complete Response Letter for its NDA for REMOXY ER in which the FDA determined that the NDA was not approved. According to Pain Therapeutics, the FDA indicated that additional non-clinical data would be required to support the approval of REMOXY ER, but the FDA had not requested or recommended additional clinical efficacy studies prior to approval. King Pharmaceuticals (King), which had acquired development and commercialization rights for REMOXY ER from Pain Therapeutics, and which was subsequently acquired by Pfizer, resubmitted the NDA in December of 2010. On June 23, 2011, a Complete Response Letter from the FDA was received by Pfizer. The FDA’s June 2011 Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY ER. Pfizer undertook efforts to resolve these issues. In October 2013, Pfizer stated that, having achieved technical milestones related to manufacturing, they would continue the development program for REMOXY ER. Following guidance received from the FDA earlier in 2013, Pfizer announced that they were proceeding with the additional clinical studies and other actions required to address the Complete Response Letter. Pfizer stated that these new clinical studies would include, in part, a pivotal bioequivalence study with the modified REMOXY ER formulation to bridge to the clinical data related to the original REMOXY ER formulation, and an abuse-potential study with the modified formulation. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics and that Pfizer would continue ongoing activities under the agreement until the scheduled termination date in April 2015. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics resubmitted the NDA for REMOXY ER to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER.  In March 2017, Pain Therapeutics announced that it planned to resubmit the REMOXY ER NDA after completing two additional studies with REMOXY ER based on guidance following the recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.  In December 2017, Pain Therapeutics announced that they had successfully concluded a pre-NDA guidance meeting with the FDA.  According to Pain Therapeutics, the purpose of a pre-NDA meeting is to acquaint FDA reviewers with the data to be submitted in the NDA, to uncover any major unresolved problems, including whether the NDA resubmission constitutes a complete response to the 2016 Complete Response Letter, and to discuss the best approach to the presentation and formatting of data in the NDA.   In January 2018, Pain Therapeutics announced positive results from a human abuse potential study using nasal administration of REMOXY ER and that they had completed all studies necessary to resubmit the REMOXY ER NDA to the FDA.  On February 13, 2018, Pain Therapeutics stated that the REMOXY ER NDA had been resubmitted. On March 1, 2018, Pain Therapeutics announced that the FDA has determined that the NDA is sufficiently complete to permit a substantive review and the FDA has set a PDUFA target action date of August 7, 2018.  Pain Therapeutics also stated that they believe the FDA will hold an open advisory committee meeting to discuss REMOXY ER, although a date has not yet been determined.

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

Development Strategy.    We are developing a drug candidate (ORADUR- Methylphenidate ER) based on our ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER. We retain rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma. Under our agreement with Orient Pharma, the parties will collaborate to perform a clinical development program through a Phase 2 study intended to produce a data package suitable for further development of the drug candidate by us as well as Orient Pharma in their respective territories. We will be responsible for formulation and study design of the Phase 1 and Phase 2 clinical program which Orient Pharma has agreed to fund and execute. Orient Pharma would be responsible for all remaining development and commercialization activities for ORADUR- Methylphenidate ER in the licensed territory. If commercialized, we will be entitled to receive a royalty on sales of ORADUR- Methylphenidate ER by Orient Pharma. Orient Pharma has committed to supply a portion of our commercial requirements in all territories other than the United States for ORADUR- Methylphenidate ER. In 2013, we and Orient Pharma selected a lead formulation based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In addition, this product candidate is expected to utilize a small capsule size relative to the leading existing long-acting products on the market.

Orient Pharma conducted a Phase 3, multi-center, randomized, double-blind, placebo-controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD between the ages of 6 and 18 years.  The study was conducted in Taiwan and enrolled 110 subjects, of which 99 evaluable subjects completed the study.  The primary efficacy measure in this study was to demonstrate the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate ER was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).  There were no serious adverse events in this pivotal study. Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products.

We understand that Orient Pharma is pursuing a New Drug Application with the Taiwan FDA for ORADUR-Methylphenidate ER.   DURECT is seeking potential development and commercialization partners for ORADUR-Methylphenidate ER for major markets not licensed to Orient Pharma.

Relday

In July 2011, we entered into a development and license agreement with Zogenix, Inc., (Zogenix) for the purpose of developing and commercializing Relday, a proprietary, long-acting injectable formulation of risperidone using our SABER-controlled release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. Risperidone is one of the most widely prescribed medications used to treat the symptoms of schizophrenia and bipolar I disorder in adults and teenagers 13 years of age and older. Under the agreement, we granted Zogenix worldwide development and commercialization rights to Relday.

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

Research Programs in other Therapeutic Categories

We and our corporate collaborators also have underway a number of research programs covering medical diseases and conditions other than pain. Such programs include various diseases and disorders of the central nervous system, cardiovascular disease, ophthalmic conditions and metabolic disorders. In conducting our research programs and determining which particular efforts to prioritize for formal development, we employ a rigorous opportunity assessment process that takes into account the unmet medical need, commercial opportunity, technical feasibility, clinical viability, intellectual property considerations, and the development path including costs to achieve various critical milestones.

RBP-7000

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5 million payment to DURECT contingent upon FDA approval of RBP-7000, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000.   In October 2017, Indivior disclosed that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  In December 2017, Indivior announced that the FDA had accepted the NDA for RBP-7000 and that the FDA had set a PDUFA (Prescription Drug User Fee Act) target action date of July 28, 2018.

DURECT Strategy

Our objective is to develop multiple pharmaceutical products that address significant unmet medical needs and improve patients’ quality of life. To achieve this objective, our strategy includes the following key elements:

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenetic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenetic Regulator Program. We believe that these new chemical entities may have utility for several metabolic diseases such as NAFLD, NASH, PSC and other liver conditions, in acute organ injuries such as AKI and AH, in various orphan diseases, and in inflammatory skin conditions such as psoriasis and atopic dermatitis. We believe that these product candidates may be of interest to larger pharmaceutical companies and that it may be possible to license the rights to certain products, formulations, indications or territories from this program while retaining the rights to other product candidates, formulations, indications or territories for either our own development and commercialization or for licensing at a later stage of development.

Focus on Certain Acute Indications, Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases and disorders that present great challenges to medicine include pain management, CNS disorders, metabolic disorders, cardiovascular disease, acute organ injury, ophthalmic conditions and other chronic diseases. In addition, we have identified certain local and acute pain and other medical conditions that we believe can be addressed by improved therapeutics. Our current efforts focus on using our versatile drug delivery platform technologies to develop products that address these medical conditions and on exploiting our Epigenetic Regulator Program through which we have identified new chemical entities that may have utility in conditions such as acute organ injuries and chronic metabolic/lipid disorders.

Diversify Risk by Pursuing Multiple Programs in Development.    In order to reduce the risks inherent in pharmaceutical product development, we have diversified our product pipeline such that, between our own programs and those where we have collaborated, we presently have two programs for which New Drug Applications have been filed and Complete Response Letters have been received, and several other programs in various stages of development. We believe that having multiple programs in development helps mitigate the negative consequences to us of any setbacks or delays in any one of our programs.

Enable Product Development Through Strategic Agreements.    We believe that entering into selective strategic collaborations and other arrangements with respect to our product development programs and technology can enhance the success of our product development and commercialization, the value of our intellectual property portfolio, mitigate our risk and enable us to better manage our operating costs. Additionally, such collaborations and arrangements enable us to leverage investment by third parties and reduce our net cash burn, while retaining significant economic rights.

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

Strategic Agreements

We have entered into the following strategic collaboration and other agreements:

Sandoz AG.  In May 2017, we and Sandoz entered into a license agreement to develop and market POSIMIR in the United States. In June 2017, following the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective. POSIMIR is our investigational post-operative pain relief depot that utilizes our patented SABER® technology to deliver bupivacaine to provide up to three days of pain relief after surgery. We retain commercialization rights in the rest of the world. Under the terms of the agreement, Sandoz made a non-refundable upfront payment of $20 million which we received in June 2017, with the potential for up to an additional $43 million in milestone payments based on successful development and regulatory milestones (of which $30 million is currently feasible), and up to an additional $230 million in sales-based milestones.  We are responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through potential approval. If approved, we also have certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay us a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. In October 2017, we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate our agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice.

Indivior UK Ltd. In September 2017, we entered into a patent purchase agreement (the “Indivior Agreement) with Indivior.  Pursuant to the Indivior Agreement, we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior made an upfront non-refundable payment to us of $12.5 million, and also agreed to make an additional $5 million payment to us contingent upon the achievement of a regulatory milestone, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000. The assigned patent rights include granted patents extending through at least 2026.  We also receive a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. We received the non-refundable payment of $12.5 million from Indivior in September 2017 and recognized this amount as revenue from sale of intellectual property rights in the year ended December 31, 2017 as we do not have any continuing obligations under the purchase agreement.

Santen Pharmaceutical Co., Ltd.    In December 2014, we and Santen entered into a definitive agreement (the Santen Agreement). Pursuant to the Santen Agreement, we have granted Santen an exclusive worldwide license to our proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing our SABER technology to deliver an ophthalmology drug. Santen will control and fund the development and commercialization program, and the parties will establish a joint management committee to oversee, review and coordinate the development activities of the parties under the Agreement.

In connection with the license agreement, Santen paid us a non-refundable upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2017), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2017). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Santen Agreement without cause at any time upon prior written notice, and either party may terminate the Santen Agreement upon certain circumstances including a material uncured breach. As of December 31, 2017, the cumulative aggregate payments received by us under this agreement were $3.3 million. In January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate R&D resources and put our program on pause until further notice.

Zogenix, Inc.    In July 2011, we and Zogenix entered into a Development and License Agreement (the Zogenix Agreement). We and Zogenix had previously been working together under a feasibility agreement pursuant to which our research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix was responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using our SABER and other controlled-release depot formulation technologies. We were responsible for non-clinical, formulation and CMC development activities. We were reimbursed by Zogenix for our research and development efforts on the product. Zogenix paid a non-refundable upfront fee to us of $2.25 million in July 2011. Zogenix was obligated to pay us up to $103 million in total future milestone payments with respect to the product subject to and upon the achievement of various development, regulatory and sales milestones. Of these potential milestones, $28 million were development-based milestones (none of which had been achieved) and $75 million are sales-based milestones (none of which had been achieved). Zogenix was also required to pay a mid single-digit to low double-digit percentage patent royalty on annual net sales of the product determined on a jurisdiction-by-jurisdiction basis.

We granted to Zogenix an exclusive worldwide license, with sub-license rights, to our intellectual property rights related to our proprietary polymeric and non-polymeric controlled-release formulation technology to make and have made, use, offer for sale, sell and import risperidone products, where risperidone is the sole active agent, for administration by injection in the treatment of schizophrenia, bipolar disorder or other psychiatric related disorders in humans. We retained the right to supply Zogenix’s Phase 3 clinical trial and commercial product requirements on the terms set forth in the Zogenix Agreement.  Zogenix was permitted to terminate the Zogenix Agreement without cause at any time upon prior written notice, and either party was permitted to terminate the Zogenix Agreement upon certain circumstances. In August 2017, we and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to us, and Zogenix will transfer to us all regulatory filings and development information related to Relday. As of December 31, 2017, the cumulative aggregate payments received by us under this agreement and the prior feasibility agreement were $20.1 million.

Pain Therapeutics, Inc.    In December 2002, we entered into an exclusive agreement with Pain Therapeutics to develop and commercialize on a worldwide basis oral sustained release, abuse deterrent opioid products incorporating four specified opioid drugs using our ORADUR technology. The agreement also provides Pain Therapeutics with the exclusive right to commercialize products developed under the agreement on a worldwide basis. In connection with the execution of the agreement, Pain Therapeutics paid us an upfront fee. In November 2005, Pain Therapeutics sublicensed the worldwide commercialization rights (except for Australia and New Zealand) to certain products developed under the agreement (including REMOXY ER) to King. In February 2011 Pfizer acquired King and thereby assumed the rights and obligations of King with respect to the sublicense agreement. In December 2005, we amended our agreement with Pain Therapeutics in order to specify our obligations with respect to the supply of key excipients for use in the licensed products. Under the amended agreement, we are responsible for formulation development, supply of selected key excipients used in the manufacture of licensed product and other specified tasks. We receive reimbursement for our research and development efforts on the licensed products and a manufacturing profit on our supply of key product excipients to

Pain Therapeutics for use in the licensed products. In 2015, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydrocodone but without impacting the rights and obligations of the two parties with respect to REMOXY ER, hydromorphone and oxymorphone. In 2016, Pain Therapeutics returned to us all of Pain Therapeutics’ rights and was relieved of its obligations under our license agreement to develop and commercialize ORADUR-based formulations of hydromorphone and oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER. Under the agreement with Pain Therapeutics, subject to and upon the achievement of predetermined development and regulatory milestones for REMOXY ER, we are entitled to receive milestone payments of up to $3.0 million in the aggregate. As of December 31, 2017, we had received $1.5 million in cumulative milestone payments. In addition, if commercialized, we will receive royalties for REMOXY ER of between 6.0% to 11.5% of net sales of the product depending on the sales volumes. This agreement can be terminated by either party for material breach by the other party and by Pain Therapeutics without cause. As of December 31, 2017, the cumulative aggregate payments received by us from Pain Therapeutics under this agreement were $40.4 million.

In addition, in 2017, 2016 and 2015, we recognized zero, $653,000 and $96,000 of product revenue, respectively, related to key excipients for REMOXY ER and the associated cost of goods sold was zero, $216,000, and $51,000, respectively.

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

Suppliers

We purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including POSIMIR, REMOXY ER and other ORADUR-based drug candidates, pursuant to a supply agreement with Eastman Chemical Company. Our supply agreement with Eastman Chemical Company requires us to purchase a certain portion of our requirements for sucrose acetate isobutyrate from Eastman Chemical and obligates us to pay a fee per annum if our purchases do not meet specified sales targets. All of the contractually committed amounts under this agreement have been accrued. The agreement may be terminated by either party under certain circumstances, including any material uncured breach by, or the insolvency, liquidation or bankruptcy of, or similar proceedings involving, the other party. We believe that this agreement will provide a sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in REMOXY ER and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2017, Sandoz and Indivior accounted for 41% and 25% of our total revenues.  In 2016, Tolmar Inc. accounted for 15% of our total revenues. In 2015, Zogenix and Tolmar Inc. accounted for 26% and 11% of our total revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in a qualified facility. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of POSIMIR and DUR-928. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including POSIMIR and REMOXY ER. In the future, we intend to develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and Alabama. We manufacture our ALZET product line and certain key components for REMOXY ER at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of March 2, 2018, we owned or exclusively in-licensed over 45 unexpired issued U.S. patents and over 410 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Certain of our drug candidates, including REMOXY ER, are subject to the REMS requirement. These required REMS programs may cause delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in REMOXY are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand, which could negatively impact us and our collaborators.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. POSIMIR, REMOXY ER and RBP-7000, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, anti-psychotics, stimulants, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Charleston Laboratories, Daiichi Sankyo, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others. RBP-7000, if approved, will compete with currently marketed products by Johnson & Johnson, Eli Lilly, Astra Zeneca, Pfizer, Bristol-Myers Squibb, Otsuka, Sunovion Pharmaceuticals, Teva and others. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept Pharmaceuticals, Gilead, Shire, Conatus Pharmaceuticals, Allergan, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Tobira Therapeutics, Madrigal Therapeutics, Gemphire, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies and others have development plans for products to treat NAFLD/NASH and other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury. Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Anacor, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis and atopic dermatitis. Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Alkermes, Pacira,

Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Pfizer, Cumberland Pharmaceuticals, Egalet, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Heron Therapeutics and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Employees

As of March 2, 2018, we had 93 employees, including 49 in research and development, 21 in manufacturing and 23 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of March 2, 2018 are as follows:

Name	Age	Position
Felix Theeuwes, D.Sc.	80	Chairman, Distinguished Scientist and Director
James E. Brown, D.V.M.	61	President, Chief Executive Officer and Director
Matthew J. Hogan, M.B.A.	58	Chief Financial Officer
Judy R. Joice	61	Senior Vice President, Operations and Corporate Quality Assurance

Felix Theeuwes, D.Sc. co-founded DURECT in February 1998 and has served as our Chairman, Chief Scientific Officer and a Director since July 1998. In February 2018, his title became Chairman, Distinguished Scientist and Director.  Prior to co-founding DURECT, Dr. Theeuwes held various positions at ALZA Corporation, including President of New Ventures from August 1997 to August 1998, President of ALZA Research and Development from 1995 to August 1997, President of ALZA Technology Institute from 1994 to April 1995 and Chief Scientist from 1982 to June 1997. Dr. Theeuwes holds a D.Sc. degree in Physics from the University of Leuven (Louvain), Belgium. He also served as a post-doctoral fellow and visiting research assistant professor in the Department of Chemistry at the University of Kansas and has completed the Stanford Executive Program.

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

Plans and prospects for POSIMIR are uncertain following the failure of the PERSIST trial to achieve its primary endpoint.

The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate our agreement with them on thirty days’ notice, in addition to the right Sandoz has to terminate for convenience on six months’ notice.  Sandoz may elect to terminate the agreement, in which case we will not receive any milestone or royalty payments under the agreement and will be responsible for commercialization of POSIMIR in the United States, if approved.  Even if Sandoz does not terminate the agreement, we remain responsible for obtaining approval of POSIMIR from the Food and Drug Administration.  The decision whether to continue the development of POSIMIR and seek regulatory approval will require further analysis of the PERSIST trial data and other clinical data for POSIMIR, as well as possible regulatory approval strategies.  We may elect to terminate development of POSIMIR.  If we elect to continue to develop and seek approval for POSIMIR, we may be required to make a larger investment than previously planned, which would limit the funds available for other product development activities or require us to raise capital earlier than anticipated.  It may also take longer to receive FDA approval than anticipated, and such approval may never occur.

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved.

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the recent Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl..  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letters for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In July 2016, we entered into a Loan and Security Agreement (the 2016 Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with a maturity date of August 1, 2020. The 2016 Loan Agreement replaces a prior term loan agreement with Oxford Finance originally entered into in June 2014. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The 2016 Loan Agreement provides for a floating interest rate (7.95% initially and 8.87% as of December 31, 2017) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. In February 2018, the Company and Oxford Finance entered into a First Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from March 1, 2018 to December 1, 2018 and to increase the additional payment due when the term loan becomes due or upon the prepayment of the facility from 9.25% of the principal amount of the term loan to 10% of such amount.  The interest rate and the maturity date remain unchanged, and the Company paid Oxford Finance a loan modification fee of $100,000. Our debt repayment obligations under the 2016 Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control development of REMOXY ER or RBP-7000

We have relied on Pain Therapeutics, King, and Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. In September 2016, Pain Therapeutics received a Complete Response Letter for REMOXY ER; we are dependent on Pain Therapeutics to address this Complete Response Letter and there can be no assurance that Pain Therapeutics will continue development of REMOXY ER or that an NDA for REMOXY ER will ever be approved by the FDA. Any further delay or discontinuation in the development of REMOXY ER will significantly harm our prospects and would be likely to have a negative effect on the price of our common stock.

We rely on Indivior for the development and commercialization of RBP-7000.  There can be no assurance that Indivior will continue development of RBP-7000, or if Indivior continues development of RBP-7000, there can be no assurance that an NDA for RBP-7000 will ever be approved by the FDA.  If Indivior does not continue development of or commercialize RPB-7000, we will not receive milestone or earn-out payments under our agreement with them.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER, POSIMIR and ORADUR-Methylphenidate ER to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, ORADUR-Methylphenidate ER, or RBP-7000, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18. We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  We are currently conducting a Phase 2a trial in patients with PSC and a Phase 2a trial in patients with Alcoholic Hepatitis. In addition, we conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 and plan to evaluate our lead formulation in a future Phase 2 proof-of-concept trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

RBP-7000 – In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  Indivior submitted a new drug application to the U.S. FDA on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  In December 2017, Indivior announced that the FDA had accepted the NDA for RBP-7000 and that the FDA has set a PDUFA (Prescription Drug User Fee Act) target action date of July 28, 2018. There can be no assurance that RBP-7000 will obtain marketing approval from the FDA in a timely manner or at all.

•

REMOXY ER—In December 2010, King (now Pfizer) resubmitted the NDA in response to a Complete Response Letter received in December 2008 by Pain Therapeutics. In June 2011, a Complete Response Letter from the FDA was received by Pfizer on the resubmission to the NDA for REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER, and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. In April 2015, Pain Therapeutics stated that it had resumed responsibility for REMOXY ER under the terms of a letter agreement with Pfizer. In March 2016, Pain Therapeutics announced that it had resubmitted the NDA to the FDA, and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. We understand from its public disclosures that Pain Therapeutics had a meeting with the FDA in February 2017 to discuss the regulatory path forward for REMOXY ER. In March 2017, Pain Therapeutics announced that it plans to resubmit the REMOXY ER NDA after completing two additional studies regarding REMOXY ER based on guidance following a recent meeting with the FDA.  The two studies are a clinical abuse potential study via the intranasal route of abuse and a non-clinical abuse potential study using household solvents.   In December 2017, Pain Therapeutics announced that they had successfully concluded a pre-NDA guidance meeting with the FDA.  According to Pain Therapeutics, the purpose of a pre-NDA meeting is to acquaint FDA reviewers with the data to be submitted in the NDA, to uncover any major unresolved problems, including whether the NDA resubmission constitutes a complete response to the 2016 Complete Response Letter, and to discuss the best approach to the presentation and formatting of data in the NDA.   In January 2018, Pain Therapeutics announced positive results from a human abuse potential study using nasal administration of REMOXY ER and that they had completed all studies necessary to resubmit the REMOXY ER NDA to the FDA.  On February 13, 2018, Pain Therapeutics stated that the REMOXY ER NDA had been resubmitted and that it expected a six-month review cycle by the FDA. Pain Therapeutics also stated that it expects to be notified by the FDA of a PDUFA target action date within 60 days.  There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a commercialization partner.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we have been doing in Part 1. Additionally, we switched in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours became the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remained the same.  In June 2017, we enrolled the final of 296 patients in Part 2 of the PERSIST trial. In October 2017, we reported that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.  While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We and Sandoz have been working to understand the trial results more fully and to consider potential next steps. There can be no assurance that Sandoz will continue as our commercial partner for POSIMIR in the United States, that we will continue to develop POSIMIR or that POSIMIR will ever successfully obtain regulatory approval from the FDA.

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

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example, in July 2017, we were notified by Impax that they were terminating our agreement with respect to ELADUR, and in August 2017, we mutually agreed with Zogenix to terminate our agreement with respect to Relday. In both instances, the product rights reverted to us. Sandoz also has the right to terminate our agreement with them for commercialization of POSIMIR after a specified notice period.  If there have been payments under such agreements that are being recognized over time, such as the $20 million up-front payment received from Sandoz, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Sandoz, Pain Therapeutics, Santen or Orient Pharma could have similar effects.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of December 31, 2017, we had $1.8 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical product candidates, including DUR-928, ORADUR-Methylphenidate ER in markets not already licensed to Orient Pharma, including the United States and Europe, and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

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

We have entered into a commercial manufacturing and packaging agreement with a third party manufacturer for future supply of POSIMIR. This third party is our sole source for the drug product required for development and commercialization of this drug candidate. There may be technical risks associated with establishing an alternative commercial manufacturer that could entail delays in supply, quality issues or delays in the possible regulatory approval of POSIMIR. Furthermore, we and our contract manufacturer may also need or choose to subcontract with additional third-party contractors to perform manufacturing steps of POSIMIR or supply required components for POSIMIR. Where third party contractors perform manufacturing services for us, we will be subject to the schedule, expertise and performance of third parties as well as incur significant additional costs. Failure of third parties to perform their obligations could adversely affect our operations, development timeline and financial results. If we proceed with the development of POSIMIR, we expect to put in place in the future second source supply arrangements, which may be costly and time consuming.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2017, had an accumulated deficit of approximately $443.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from the LACTEL product line and from certain excipient sales, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

As of March 2, 2018, we owned or exclusively in-licensed over 45 unexpired issued U.S. patents and over 410 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 100 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates, REMOXY ER and POSIMIR is as follows:

Our Epigenetic Regulator Program includes ten in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, 2038, 2038 and 2039, respectively, plus any eligible patent term adjustments and extensions. Of the ten patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nine have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes eleven granted patents. The patent family providing protection until at least 2031 includes two granted patents. The patent family providing protection until at least 2034 includes three granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by five granted patents with two expiring in 2023 and three expiring in 2026, plus any eligible patent term extensions.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2017. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2017 and determined that goodwill was not impaired as of December 31, 2017. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in products in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for an excipient in the year ended December 31, 2016 as a result of a change in the forecasted demand for the excipients after Pain Therapeutics received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER. In addition, during the year ended December 31, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the recognition of our remaining minimum purchase commitment for the same excipient after we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2017, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Our business involves environmental risks and risks related to handling regulated substances

In connection with our research and development activities and our manufacture of materials and pharmaceutical product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involve the use, generation and disposal of hazardous materials, including but not limited to certain hazardous chemicals, solvents, agents and biohazardous materials. The extent of our use, generation and disposal of such substances has increased substantially since we started manufacturing and selling biodegradable polymers. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances generated by us, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Albireo Pharma and others have development plans for products to treat NAFLD/NASH, PSC or other liver diseases. Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, AbbVie, AlloCure, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, Abbvie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

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

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities, affect our ability to profitably sell any product candidates for which we obtain marketing and otherwise affect our future revenue and profitability and the future revenue and profitability of our collaborators or potential collaborators.

For example, in March 2010, the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to us are the following:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” and biologic agents;
•	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States;
•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
•	requires collection of rebates for drugs paid by Medicaid managed care organizations;
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

•	extends manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	mandates a further shift in the burden of Medicaid payments to the states;
•	expands the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	establishes a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	establishes a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•	establishes an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2025; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, ended the use of the sustainable growth rate formula and provides for a 0.5% update to physician payment rates for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, to become effective in January 2019, which will require transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our products and product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. In 2017, we raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share.   Between January 1, 2018 and March 2, 2018, we raised net proceeds (net of commissions) of approximately $2.8 million from the sale of approximately 2.5 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.17 per share. As of March 2, 2018, we had up to approximately $14.9 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2019 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2019 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2018

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with two options to renew the lease term for an additional five years each after the current lease expires)

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

	Common Stock Price
Year ended December 31, 2016	Low	High
First Quarter	$0.99	$2.29
Second Quarter	1.14	1.52
Third Quarter	1.08	2.00
Fourth Quarter	1.11	1.45

Year ended December 31, 2017	Low	High
First Quarter	$0.91	$1.37
Second Quarter	0.74	1.59
Third Quarter	1.50	1.90
Fourth Quarter	0.75	2.17

The closing sale price of our common stock as reported on the NASDAQ Global Market on March 2, 2018 was $1.45 per share. As of that date there were approximately 108 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as progress in our development programs, quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2012. The graph assumes that $100 was invested on December 31, 2012. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/12 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	Cumulative Total Return
	12/31/2012	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
DURECT CORPORATION	100.00	188.04	85.87	240.22	145.65	100.00
NASDAQ STOCK MARKET (U.S.)	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ BIOTECHNOLOGY	100.00	165.61	222.08	247.44	193.79	234.60

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data at December 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data at December 31, 2015, 2014 and 2013 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$23,577	$1,880	$7,832	$8,256	$3,590
Product revenue, net	13,093	12,145	11,292	11,145	11,736
Revenue from sale of intellectual property rights	12,500	—	—	—	—
Total revenue	49,170	14,025	19,124	19,401	15,326
Operating expenses:
Cost of revenue	6,633	5,290	3,905	5,686	4,837
Research and development	31,609	29,274	24,317	22,429	18,945
Selling, general and administrative	13,165	11,825	11,566	12,284	12,706
Total operating expenses	51,407	46,389	39,788	40,399	36,488
Loss from operations	(2,237)	(32,364)	(20,664)	(20,998)	(21,162)
Other income (expense):
Interest and other income (expenses)	967	143	237	39	(284)
Interest expense	(2,425)	(2,288)	(2,236)	(1,151)	(6)
Net other expense	(1,458)	(2,145)	(1,999)	(1,112)	(290)
Net loss	$(3,695)	$(34,509)	$(22,663)	$(22,110)	$(21,452)
Basic net loss per share	$(0.03)	$(0.26)	$(0.19)	$(0.20)	$(0.21)
Diluted net loss per share	$(0.03)	$(0.26)	$(0.19)	$(0.20)	$(0.21)
Shares used in computing basic net loss per share	145,273	133,163	118,523	111,666	103,078
Shares used in computing diluted net loss per share	145,273	133,163	118,523	111,666	103,078

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$36,909	$25,154	$29,290	$34,850	$24,391
Working capital	29,530	3,676	30,874	32,526	21,143
Total assets	53,113	40,508	46,772	50,084	40,820
Term loan, net	19,915	19,853	19,684	19,824	—
Other long-term liabilities	2,070	1,541	2,489	2,035	1,618
Stockholders’ equity	21,488	8,338	14,883	18,515	30,721

(1)	The 2017 figure includes the recognition of $20.0 million in revenue associated with a nonrefundable upfront payment that we received in June 2017 under our license agreement with SANDOZ.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017, 2016 and 2015 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of RBP-7000, REMOXY ER, POSIMIR, DUR-928 or any of our or any third parties’ other product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
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

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments on a straight-line basis over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last three years, we generated collaborative research and development revenues from collaborative agreements with Pain Therapeutics, Zogenix, Santen and others.

Product Revenues

We have historically generated product revenue through three product lines:

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

Revenue from Sale of Intellectual Property Rights

From time-to-time, we also enter into arrangements in which we sell intellectual property rights and, in return, may receive upfront payments, contingent milestone payments and earn-outs from third party collaborators. Our deliverable under these arrangements typically consists of the sale of intellectual property rights, and does not include any substantive continuing obligations subsequent to the transfer of the related rights, title, and interest to the buyer. We recognize the upfront payment as revenue because such arrangement is part of our revenue-earning activities and is in line with our ordinary course of ongoing business operations. In September 2017, we entered into a patent purchase agreement with Indivior and received a non-refundable payment of $12.5 million.

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2017, we had an accumulated deficit of $443.8 million. Our net losses were $3.7 million, $34.5 million and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to decrease in 2018 compared to 2017. We expect selling, general and administrative expenses to decrease in 2018 compared to 2017. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Inventories and Purchase Commitments

Our inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. In October 2017, we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. As a result, during the year ended December 31, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the recognition of our remaining minimum purchase commitment for the same excipient. As of December 31, 2017, the remaining carrying value of the excipient residing within our inventory was $69,000. In the event that management determines that we will not utilize all of these materials, there could be a potential write-off related to this inventory. If we are able to subsequently sell products made with raw materials that were previously written down, we will report an unusually high gross profit as there will be no associated cost of goods for these materials.

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

Goodwill

Goodwill is periodically assessed and evaluated for impairment at the reporting unit level. The Company operates in one operating segment and also has only one reporting unit, which is the research, development and manufacturing of pharmaceutical products. We assess the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant decline in our stock price for a prolonged period;
•	our market capitalization relative to net book value;
•	new information affecting the commercial value of the asset;
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	significant negative industry or economic trends.

As of December 31, 2017, the carrying value of goodwill was approximately $6.4 million and no impairment of goodwill has been recorded for any of the periods presented. However, there can be no assurance that at the time other periodic reviews are completed, a material impairment charge will not be recorded.

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

We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of options granted on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Comparison of years ended December 31, 2017, 2016 and 2015

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to the collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, revenue recognized from ratable recognition of non-refundable upfront fees, and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Collaborator
Sandoz AG (Sandoz) (1)	$20,000	$—	$—
Zogenix, Inc. (Zogenix) (2)	835	555	4,898
Santen Pharmaceutical Co. Ltd. (Santen) (3)	294	514	824
Pain Therapeutics, Inc. (Pain Therapeutics)	109	670	1,385
Other	2,339	141	725
Total collaborative research and development and other revenue	$23,577	$1,880	$7,832

(1)

Amounts related to recognition of upfront fees were $20.0 million in 2017 and zero in 2016 and 2015; we and Sandoz signed a license agreement effective June 2017. As of December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as our contractual performance obligations had been fulfilled.

(2)

Amounts related to ratable recognition of upfront fees were $833,000 in 2017, $208,000 in 2016 and $255,000 in 2015; we and Zogenix signed a license agreement effective July 2011. In August 2017, we and Zogenix terminated the license agreement. As a result, we recognized as revenue all of the remaining upfront fees in the twelve months ended December 31, 2017 that had previously been deferred.

(3)

Amounts related to ratable recognition of upfront fees were $199,000 in 2017, $228,000 in 2016 and $274,000 in 2015, respectively; we and Santen signed a license agreement effective December 2014. In January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate R&D resources and put our program on pause until further notice.

The increase in collaborative research and development revenue in 2017 compared with 2016 was primarily due to higher revenue recognized from our agreements with Sandoz and Zogenix and higher revenue recognized from our feasibility agreements with other companies. The increase was partially offset by lower revenue recognized from our agreements with Pain Therapeutics and Santen. In 2016, our role in the development activities for certain ORADUR-based opioid products, including REMOXY ER, and the Santen ophthalmic program decreased.

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

We received a $20.0 million upfront fee in connection with the license agreement signed with Sandoz in June 2017. At December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as our contractual performance obligations had been fulfilled.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee is being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Santen. At December 31, 2017, $717,000 of the $2.0 million upfront fee had been recognized as revenue.

We received a $2.25 million upfront fee in connection with the development and license agreement signed with Zogenix in July 2011 relating to Relday. The $2.25 million upfront fee was being recognized as collaborative research and development revenue ratably over the term of our continuing involvement with Zogenix with respect to Relday. As a result of the termination of the Zogenix agreement in August 2017, we recognized revenue during the third quarter of 2017 for the remaining $750,000 of deferred revenue related to the upfront fee as we had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to us. At December 31, 2017, all of the $2.25 million upfront fee had been recognized as revenue.

As of March 2, 2018, we had potential milestones of up to $337.5 million that we may receive in the future under our collaborative arrangements, of which $44.5 million are development-based milestones and $293.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late stage clinical testing (defined as Phase 3 activities), $8.0 million are related to regulatory filings, and $31.5 million are related to regulatory approvals. No payments were received between December 31, 2017 and March 2, 2018.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $13.1 million, $12.1 million and $11.3 million in 2017, 2016 and 2015, respectively.

The increase in product revenues in 2017 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by lower product revenue from the sale of certain excipients included in REMOXY ER and in a currently marketed animal health product as well as lower product revenue from our ALZET mini pump product line as a result of lower units sold compared to 2016.

The increase in product revenues in 2016 was primarily attributable to higher revenue from the sale of certain excipients included in REMOXY ER and another product as well as higher revenue from our LACTEL product line and ALZET mini pump product line as a result of higher average selling prices for these two product lines compared to 2015.

Revenues in 2017, 2016 and 2015 included $53,000, $653,000 and $96,000 in product revenue related to the sale of excipients included in REMOXY ER and a currently marketed animal health product.

Revenue from sale of intellectual property rights

Revenue from the sale of intellectual property rights was $12.5 million in 2017 compared to zero in each of 2016 and 2015. We entered into a patent purchase agreement with Indivior and received a non-refundable payment of $12.5 million in September 2017. We recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as we did not have any substantive continuing obligations under the purchase agreement.  We are not expecting any material revenues from the sale of intellectual property rights in 2018.

Cost of product revenues

Cost of product revenues was $6.6 million, $5.3 million and $3.9 million in 2017, 2016 and 2015, respectively. Cost of product revenues includes the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in several products in development or awaiting regulatory approval by partners and a currently marketed animal health product.

The increase in the cost of product revenue in 2017 was primarily the result of charges of approximately $2.0 million associated with the write-down of an excipient in light of the failure of PERSIST, the Phase 3 clinical trial of POSIMIR, to achieve the primary efficacy endpoint, compared with $926,000 associated with the write-down of the excipient included in REMOXY ER in light of the Complete Response Letter received by Pain Therapeutics for REMOXY ER in 2016. Excluding the charges associated with the write-down of certain excipients included in 2017 and 2016, respectively, the increase in the cost of product revenue in 2017 was primarily the result of higher cost of goods sold related to our LACTEL product line arising from higher units sold, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold and from lower cost of goods sold related to the sale of certain excipients included in REMOXY ER and another product compared to 2016.

The increase in the cost of product revenues in 2016 was primarily the result of a charge of $926,000 associated with the write-down of certain excipients in light of the Complete Response Letter received by Pain Therapeutics for REMOXY ER in September 2016. In addition, we experienced higher cost of goods sold from the sale of certain excipients in 2016 arising from higher units sold, as well as higher cost of goods sold from our LACTEL product line and ALZET mini pump product line arising from higher manufacturing costs for these two product lines compared to 2015.

Stock-based compensation expense related to cost of product revenues was $109,000, $106,000 and $108,000 in 2017, 2016 and 2015, respectively.

As of December 31, 2017, 2016 and 2015, we had 21, 20 and 22 manufacturing employees, respectively.

Research and development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $31.6 million, $29.3 million and $24.3 million in 2017, 2016 and 2015, respectively. Stock-based compensation expense recognized related to research and development personnel was $1.4 million in each of 2017, 2016 and 2015, respectively.

Research and development expenses increased by $2.3 million in 2017 compared to 2016. The increase in 2017 was primarily attributable to higher research and development costs associated with POSIMIR and depot injectable programs, partially offset by lower research and development costs associated with DUR-928, Relday, REMOXY ER, the Santen ophthalmic program, and ORADUR-ADHD and other research programs as more fully discussed below.

Research and development expenses increased by $5.0 million in 2016 compared to 2015. The increase in 2016 was primarily attributable to higher research and development costs associated with DUR-928 and POSIMIR, partially offset by lower research and development costs associated with Relday, REMOXY ER, depot injectable programs, the Santen ophthalmic program, and ORADUR-ADHD and other research programs as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
POSIMIR (1)	$15,075	$11,680	$7,220
DUR-928	13,279	13,739	8,276
Depot injectable programs	2,437	1,407	1,654
REMOXY ER (1)	115	525	872
ORADUR-ADHD	104	177	204
Santen ophthalmic program (1)	99	366	597
Relday (1)	39	463	4,379
Other	461	917	1,115
Total research and development expenses	$31,609	$29,274	$24,317

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Sandoz, Pain Therapeutics, Zogenix and Santen.

POSIMIR

Our research and development expenses for POSIMIR increased to $15.1 million in 2017 from $11.7 million in 2016, primarily due to higher clinical trial expenses and other outside expenses for POSIMIR.

Our research and development expenses for POSIMIR increased to $11.7 million in 2016 from $7.2 million in 2015, primarily due to higher employee-related costs, clinical trial expenses and contract manufacturing expenses, partially offset by lower expenses for outside supplies for POSIMIR.

DUR-928

Our research and development expenses for DUR-928 decreased to $13.3 million in 2017 from $13.7 million in 2016, primarily due to lower contract manufacturing expenses, partially offset by higher clinical trial expenses and higher employee-related costs incurred for this drug candidate.

Our research and development expenses for DUR-928 increased to $13.7 million in 2016 from $8.3 million in 2015, primarily due to increased development activities, including higher employee-related costs, clinical trial expenses, non-clinical related expenses, contract manufacturing and contract research expenses incurred for this drug candidate.

Depot injectable programs

Our research and development expenses for depot injectable programs increased to $2.4 million in 2017 from $1.4 million in 2016 primarily due to higher employee-related costs for these programs.

Our research and development expenses for depot injectable programs decreased to $1.4 million in 2016 from $1.7 million in 2015 primarily due to lower employee-related costs and lower costs related to research supplies.

REMOXY ER

Our research and development expenses for REMOXY ER decreased to $115,000 in 2017 from $525,000 in 2016, primarily due to lower employee-related costs for REMOXY ER.

Our research and development expenses for REMOXY ER decreased to $525,000 in 2016 from $872,000 in 2015, primarily due to lower employee-related costs for REMOXY ER.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD decreased to $104,000 in 2017 from $177,000 in 2016, primarily due lower employee-related costs for ORADUR-Methylphenidate ER.

Our research and development expenses for ORADUR-ADHD decreased to $177,000 in 2016 from $204,000 in 2015, primarily due to lower employee-related costs for ORADUR-Methylphenidate ER.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program decreased to $99,000 in 2017 from $366,000 in 2016, primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate.

Our research and development expenses for the Santen ophthalmic program decreased to $366,000 in 2016 from $597,000 in 2015, primarily due to lower employee-related costs as a result of decreased formulation development activities for this drug candidate.

Relday

Our research and development expenses for Relday decreased to $39,000 in 2017 from $463,000 in 2016 primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate.

Our research and development expenses for Relday decreased to $463,000 in 2016 from $4.4 million in 2015 primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate.

Other DURECT research programs

Our research and development expenses for all other research activities decreased to $462,000 in 2017 from $917,000 in 2016, primarily due to lower employee-related costs incurred for these programs.

Our research and development expenses for all other research activities decreased to $917,000 in 2016 from $1.1 million in 2015, primarily due to lower employee-related costs incurred for these programs.

As of December 31, 2017, 2016 and 2015, we had 49, 52 and 57 research and development employees, respectively.

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

Selling, general and administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $13.2 million, $11.8 million and $11.6 million in 2017, 2016 and 2015, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.1 million in 2017 and 2016, and $1.2 million in 2015, respectively.

Selling, general and administrative expenses increased by approximately $1.4 million in 2017 compared to 2016, primarily due to an advisory fee related to the execution of the Sandoz agreement which occurred in the second quarter of 2017 and higher general legal expenses. Selling, general and administrative expenses increased by $259,000 in 2016 compared to 2015, primarily due to higher employee related costs and general legal expenses.

As of December 31, 2017, 2016 and 2015, we had 24, 24 and 26 selling, general and administrative personnel, respectively.

Other income (expense).    Interest and other income was $967,000, $143,000 and $237,000 in 2017, 2016 and 2015, respectively. The increase in interest and other income in 2017 compared to 2016 was primarily the result of a gain of $500,000 from selling certain intellectual property rights in 2017 which were not part of our ordinary course of business. In addition, we recorded a deferred tax benefit of $153,000 in 2017 as a result of the Tax Cuts and Jobs Act compared to zero in 2016. The increase in interest and other income in 2017 was also due to higher interest income generated from our investments as a result of higher yields and higher average balances in 2017 compared to 2016. The decrease in interest and other income in 2016 compared to 2015 was primarily the result of a realized gain from the sale of a marketable equity security in 2015, partially offset by higher interest income generated from our investments in 2016.

Interest expense was $2.4 million, $2.3 million and $2.2 million in 2017, 2016 and 2015, respectively. The increase in interest expense in 2017 compared to 2016 was primarily due to higher interest expenses recorded for the term loan refinanced in July 2016 compared to 2016. The increase in interest expense in 2016 compared to 2015 was primarily due to slightly higher interest expense and amortization of debt discount related to a long-term debt arrangement amended in July 2015 and refinanced in July 2016.

Income taxes.    As of December 31, 2017, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $327.1 million, which expire in the years 2019 through 2036, and federal research and development tax credits of approximately $12.5 million, which expire at various dates beginning in 2018 through 2037, if not utilized. As of December 31, 2017, we had NOL carryforwards for state income tax purposes of approximately $204.9 million, which expire in the years 2028 through 2036, and state research and development tax credits of approximately $13.7 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2017 and 2016, we had net deferred tax assets of $106.4 million and $149.5 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2017 and 2016. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013 and April 2016, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million, 8.2 million and 13.8 million shares, respectively, of our common stock pursuant to effective registration statements. In 2015, 2016, 2017 and from January 1, 2018 to March 2, 2018, we issued approximately 7.1 million, 5.2 million, 8.9 million and 2.5 million shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2017 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $36.9 million and $25.2 million at December 31, 2017 and 2016, respectively. This includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2017 and 2016, which primarily serve as collateral for a letter of credit securing our leased facility in California. The letter of credit for our leased facility in California will expire in February 2019.

We used $1.3 million, $27.3 million and $20.8 million of cash in operating activities in the years ended December 31, 2017, 2016 and 2015, respectively. The cash used for operations was primarily to fund operations as well as our working capital requirements. Our cash used in operating activities differs from our net loss in part due to the timing and recognition of up-front payments under collaborative agreements. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The decrease in cash used in operations in 2017 compared with 2016 was primarily due to the receipt of the $20.0 million non-refundable upfront fee from Sandoz and the $12.5 million non-refundable upfront fee from Indivior, partially offset by cash used to fund operations as well as our working capital requirements and reflected a net loss of $3.7 million as well as changes in accrued and other liabilities. The increase in cash used in operations in 2016 compared with 2015 reflected an increase in net loss of $11.8 million, partially offset by changes in accounts receivable, prepaid expenses and other assets, and in accrued liabilities.

We received $12.7 million, $6.0 million and $6.5 million of cash from investing activities in the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cash provided by investing activities in 2017 compared to 2016 was primarily due to a decrease in purchase of available-for-sale securities offset by a decrease in net maturities of available-for-sale securities. The decrease in cash provided by investing activities in 2016 was primarily due to a decrease in net maturities of available-for-sale securities offset by a decrease in purchase of available-for-sale securities. We anticipate incurring capital expenditures of approximately $100,000 over the next 12 months. The amount and timing of these capital expenditures will depend on, among other things, our research and development activities and needs, and the need for equipment replacements.

We generated $12.6 million, $23.1 million and $15.2 million of cash from financing activities in the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash provided by financing activities in 2017 compared to 2016 was primarily due to lower net proceeds received from issuances of common stock. The increase in cash provided by financing activities in 2016 compared to 2015 was primarily the result of higher proceeds from the issuances of common stock from open market sales, partially offset by a partial final payment for a term loan in connection with refinancing of the debt arrangement in July 2016 as well as lower proceeds from exercises of stock options and from purchases under our Employee Stock Purchase Plan.

We entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald on November 3, 2015, under which we may sell up to $40 million of common stock through Cantor Fitzgerald, acting as agent, subject to certain limitations, pursuant to a shelf registration statement on Form S-3 that we filed with the SEC on November 3, 2015, which was declared effective by the SEC on November 25, 2015. In 2015, we raised net proceeds (net of commissions) of approximately $14.3 million from the sale of approximately 7.1 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.09 per share. In 2016, we raised net proceeds of approximately $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of 13.8 million shares of our common stock in an underwritten public offering at a price to the public of $1.25 per share and raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share.  In 2017, we raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share. From January 1, 2018 to March 2, 2018, we raised net proceeds (net of commissions) of approximately $2.8 million from the sale of 2.5 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.17 per share. As of March 2, 2018, the Company had up to approximately $14.9 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the November 2015 shelf registration statement, could adversely affect prevailing market prices for our common stock.

On June 26, 2014, we entered into a loan agreement (the 2014 Loan Agreement) with Oxford Finance LLC, pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The 2014 Loan Agreement provided for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which was due when the term loan becomes due or upon the prepayment of the facility. If we elected to prepay the loan, there was also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment. In connection with the term loan, we received proceeds of $19.8 million, net of debt offering/issuance costs. The debt offering/issuance costs were recorded as debt discount on our balance sheet which together with the additional $1.6 million payment and fixed interest rate payments was being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

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

In July 2016, we renegotiated the terms of our $20.0 million secured single-draw term loan with Oxford Finance with such renegotiated terms being formalized in a new Loan and Security Agreement (the 2016 Loan Agreement). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 8.87% as of December 31, 2017) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on our balance sheet and together with the final $1.9 million payment and interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. In connection with this renegotiation, we also paid Oxford Finance $886,000, which represented a portion of the final payment under the 2014 Loan Agreement which would have been payable to Oxford Finance when that loan became due.

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

The 2016 Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2016 Loan Agreement. As a result, that portion of the term loan that is due more than 12 months after December 31, 2017 has been classified within non-current liabilities.

In February 2018, the Company and Oxford Finance entered into a First Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from March 1, 2018 to December 1, 2018 and to increase the additional payment due when the term loan becomes due or upon the prepayment of the facility from 9.25% of the principal amount of the term loan to 10% of such amount.  The interest rate and the maturity date remain unchanged, and the Company paid Oxford Finance a loan modification fee of $100,000.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term as we received a non-refundable upfront fee of $20.0 million from Sandoz and a non-refundable upfront fee of $12.5 million from Indivior in 2017.

In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Total
Capital lease (1)	$15	$7	$4	$1	$—	$27
Term loan (1)	8,698	8,724	6,642	—	—	24,064
Purchase commitments (2)	500	—	—	—	—	500
Operating lease obligations	1,948	539	324	193	—	3,004
Total contractual cash obligations	$11,161	$9,270	$6,970	$194	$—	$27,595

(1)	Includes principal and interest payments and assumes no acceleration of obligations.
(2)	Recorded as an accrued liability on our balance sheet at December 31, 2017.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from the date of this Annual Report on Form 10-K. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical products currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements; and/or
•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term, will earn milestone revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming any convertible debt securities were converted into shares).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The standard will be effective for us in the first quarter of 2018.

To date, our revenues have been derived from product sales, license and collaboration agreements, and sale of intellectual property rights. Based on our analysis, we do not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to change as product revenue will continue to be recognized when control of the goods is transferred to the customer. For our license and collaboration agreements, the consideration we are eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. For our agreements related to sale of intellectual property rights, the consideration we are eligible to receive under these agreements typically consists of upfront payments, milestone payments, and earn-outs. We have substantially completed our review of the impact that this new standard will have on our collaboration and license arrangements and intellectual property purchase agreements as well as on our financial statement disclosures.

We will select the modified retrospective method to adopt the standard effective the first quarter of 2018. We expect that the impact of adopting the new standard will not be material. We do not expect a material cumulative-effect adjustment to accumulated deficit on January 1, 2018 upon adoption of the new standard. The new standard requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2017, approximately 100% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 78.7% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2017 by year of maturity (dollars in thousands):

2018
Cash equivalents:
Fixed rate	$568
Average fixed rate	1.16%
Variable rate	$27,220
Average variable rate	1.58%
Short-term investments:
Fixed rate	$7,384
Average fixed rate	1.39%
Long-term investments:
Fixed rate	$—
Average fixed rate	—
Restricted investments:
Fixed rate	$150
Average fixed rate	1.00%
Total investment securities	$35,322
Average rate	1.51%

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2016 by year of maturity (dollars in thousands):

2017
Cash equivalents:
Fixed rate	$693
Average fixed rate	0.41%
Variable rate	$2,449
Average variable rate	0.66%
Short-term investments:
Fixed rate	$19,600
Average fixed rate	0.67%
Long-term investments:
Fixed rate	$—
Average fixed rate	—
Restricted investments:
Fixed rate	$150
Average fixed rate	0.24%
Total investment securities	$22,892
Average rate	0.64%

As of December 31, 2017, the fair value of our term loan was estimated to be $19.9 million. The term loan repayment schedule provides for interest only payments for the first 18 months after July 2016, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The term loan also provides for a floating interest rate (7.95% initially and 8.87% as of December 31, 2017) based on an index rate plus a spread and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DURECT Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

San Francisco, California

March 8, 2018

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016
A S S E T S
Current assets:
Cash and cash equivalents	$29,375	$5,404
Short-term investments	7,384	19,600
Accounts receivable (net of allowances of $155 at December 31, 2017 and $73 at December 31, 2016)	2,376	1,154
Inventories	3,163	3,782
Prepaid expenses and other current assets	3,060	2,486
Total current assets	45,358	32,426
Property and equipment, net	929	1,297
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	277	236
Total assets	$53,113	$40,508
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,520	$2,086
Accrued liabilities	5,511	5,060
Contract research liabilities	834	783
Deferred revenue, current portion	682	968
Term loan, current portion, net	7,281	19,853
Total current liabilities	15,828	28,750
Deferred revenue, non-current portion	1,093	1,879
Term loan, non-current portion, net	12,634	—
Other long-term liabilities	2,070	1,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000 shares authorized; 150,837 and 141,297 shares issued and outstanding at December 31, 2017 and 2016, respectively	15	14
Additional paid-in capital	465,246	448,404
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(443,772)	(440,077)
Stockholders’ equity	21,488	8,338
Total liabilities and stockholders’ equity	$53,113	$40,508

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Collaborative research and development and other revenue	$23,577	$1,880	$7,832
Product revenue, net	13,093	12,145	11,292
Revenue from sale of intellectual property rights	12,500	—	—
Total revenues	49,170	14,025	19,124
Operating expenses:
Cost of product revenues	6,633	5,290	3,905
Research and development	31,609	29,274	24,317
Selling, general and administrative	13,165	11,825	11,566
Total operating expenses	51,407	46,389	39,788
Loss from operations	(2,237)	(32,364)	(20,664)
Other income (expense):
Interest and other income	967	143	237
Interest expense	(2,425)	(2,288)	(2,236)
Net other expense	(1,458)	(2,145)	(1,999)
Net loss	(3,695)	(34,509)	(22,663)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	2	11	(101)
Total comprehensive loss	$(3,693)	$(34,498)	$(22,764)
Net loss per share
Basic	$(0.03)	$(0.26)	$(0.19)
Diluted	$(0.03)	$(0.26)	$(0.19)
Weighted-average shares used in computing net loss per share
Basic	145,273	133,163	118,523
Diluted	145,273	133,163	118,523

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2014	113,733	$11	$401,322	$87	$(382,905)	$18,515
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,039	—	1,175	—	—	1,175
Issuance of common stock upon equity financings, net of issuance costs of $491	7,067	1	14,289	—	—	14,290
Issuance of fully vested options to settle accrued liabilities	—	—	1,007	—	—	1,007
Stock-based compensation expense from stock options and ESPP shares	—	—	2,660	—	—	2,660
Net loss	—	—	—	—	(22,663)	(22,663)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(101)	—	(101)
Balance at December 31, 2015	121,839	$12	$420,453	$(14)	$(405,568)	$14,883
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	413	—	410	—	—	410
Issuance of common stock upon equity financings, net of issuance costs of $1,364	19,045	2	23,743	—	—	23,745
Issuance of fully vested options to settle accrued liabilities	—	—	1,143	—	—	1,143
Stock-based compensation expense from stock options and ESPP shares	—	—	2,655	—	—	2,655
Net loss	—	—	—	—	(34,509)	(34,509)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Balance at December 31, 2016	141,297	$14	$448,404	$(3)	$(440,077)	$8,338
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	667	—	649	—	—	649
Issuance of common stock upon equity financings, net of issuance costs of $374	8,873	1	11,988	—	—	11,989
Issuance of fully vested options to settle accrued liabilities	—	—	1,600	—	—	1,600
Stock-based compensation expense from stock options and ESPP shares	—	—	2,605	—	—	2,605
Net loss	—	—	—	—	(3,695)	(3,695)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	2	—	2
Balance at December 31, 2017	150,837	$15	$465,246	$(1)	$(443,772)	$21,488

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(3,695)	$(34,509)	$(22,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Sale of intellectual property rights for non-operating purposes	(500)	—	—
Depreciation and amortization	437	416	425
Stock-based compensation	2,605	2,655	2,660
Inventory write-down	2,259	687	303
Amortization of debt issuance cost	62	104	100
Loss on debt extinguishment	—	9	—
Net accretion/amortization on investments	(41)	(216)	(278)
Realized gain from sale of marketable equity security, net of tax	—	—	(117)
Changes in assets and liabilities:
Accounts receivable	(1,222)	1,068	(100)
Inventories	(140)	(552)	(579)
Prepaid expenses and other assets	(1,115)	656	(2,056)
Accounts payable	(566)	800	265
Accrued liabilities	1,594	1,419	1,385
Contract research liability	51	208	217
Deferred revenue	(1,072)	(38)	(395)
Total adjustments	2,352	7,216	1,830
Net cash used in operating activities	(1,343)	(27,293)	(20,833)
Cash flows from investing activities
Sale of intellectual property rights for non-operating purposes	500	—	—
Purchases of property and equipment	(69)	(147)	(225)
Purchases of available-for-sale securities	(8,373)	(24,400)	(34,040)
Proceeds from maturities of available-for-sale securities	20,632	30,584	40,619
Proceeds from sales of short-term investment	—	—	178
Net cash provided by investing activities	12,690	6,037	6,532
Cash flows from financing activities
Payments on equipment financing obligations	(14)	(19)	(21)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	649	410	1,175
Net proceeds from issuances of common stock in connection with equity financings	11,989	23,745	14,290
Payment of additional issuance cost for term loan	—	(173)	(240)
Payment of final payment for term loan	—	(886)	—
Net cash provided by financing activities	12,624	23,077	15,204
Net increase in cash and cash equivalents	23,971	1,821	903
Cash and cash equivalents at beginning of year	5,404	3,583	2,680
Cash and cash equivalents at end of year	$29,375	$5,404	$3,583
Supplemental disclosure of cash flow information
Cash paid for interest	$1,703	$1,611	$1,595
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,600	$1,143	$1,007

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998. The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation and Use of Estimates

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of the accompanying Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, the period of performance, identification of deliverables and evaluation of milestones with respect to our collaborations, the amounts of revenues, recoverability of inventory, certain accrued liabilities including accrued clinical trial liability, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that the Company believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Liquidity and Need to Raise Additional Capital

As of December 31, 2017, the Company has an accumulated deficit of $443.8 million as well as negative cash flows from operating activities.

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

The Company invests in debt instruments of government agencies, corporations, and money market funds with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities with the objectives of maintaining safety and liquidity, while maximizing yield.

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

Pharmaceutical companies and academic institutions account for a substantial portion of the Company’s trade receivables. The Company provides credit in the normal course of business to its customers and collateral for these receivables is generally not required. The risk associated with this concentration is limited to a certain extent due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company maintains reserves for estimated credit losses and, to date, such losses have been immaterial in all periods presented.

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for REMOXY ER and one excipient that is included in a currently marketed animal health product.

In 2017, revenue from the sale of products from the ALZET product line and the LACTEL product line accounted for 14% and 12% of total revenue, respectively. In 2016, revenue from the ALZET product line and the LACTEL product line accounted for 51% and 31% of total revenue, respectively. In 2015, revenue from the ALZET product line and the LACTEL product line accounted for 36% and 22% of total revenue, respectively.

In 2017, Sandoz and Indivior accounted for 41% and 25% of the Company’s total revenues. In 2016, Tolmar accounted for 15% of the Company’s total revenues. In 2015, Zogenix and Tolmar accounted for 26% and 11% of the Company’s total revenues.

Total revenue by geographic region for the years 2017, 2016 and 2015 are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$11,323	$9,082	$14,289
Europe	34,261	1,945	1,817
Japan	1,395	1,413	1,897
Others	2,191	1,585	1,121
Total	$49,170	$14,025	$19,124

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. In October 2017, the Company announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint. As a result, the Company wrote down certain lots of inventory which are no longer considered to be probable for use prior to expiration and prepaid inventory related to a minimum purchase agreement for an excipient. In addition, the Company recorded a liability related to a minimum purchase agreement for the same excipient. In 2017, the Company recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for this excipient, and $1.0 million related to the accrual of a liability for the remaining minimum purchase commitment for the same excipient. As of December 31, 2017, the remaining carrying value of the excipient in the Company’s inventory was $69,000. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory. If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$282	$745
Work in-process	1,182	1,672
Finished goods	1,699	1,365
Total inventories	$3,163	$3,782

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

Goodwill

Goodwill is periodically assessed and evaluated for impairment at the reporting unit level. The Company operates in one operating segment and also has only one reporting unit, which is the research, development and manufacturing of pharmaceutical products. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant decline in our stock price for a prolonged period;
•	our market capitalization relative to net book value;
•	new information affecting the commercial value of the asset;
•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business; and
•	significant negative industry or economic trends.

As of December 31, 2017, the carrying value of goodwill was approximately $6.4 million and no impairment of goodwill has been recorded for any of the periods presented. The Company evaluates goodwill for impairment at least annually. In 2017, 2016 and 2015, goodwill was evaluated and no indicators of impairment were identified. Should goodwill become impaired, the Company may be required to record an impairment charge. To date, the Company has not recorded any impairment charge related to goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2017, there have been no material impairment losses.

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

Research and Development Expenses

Research and development expenses are primarily comprised of salaries and benefits associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred. Research and development costs paid to third parties under sponsored research agreements are recognized as the related services are performed. In addition, reimbursements of research and development expenses incurred by the Company’s partners are recorded as collaborative research and development revenue.

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Statements of Comprehensive Loss.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerators:
Net loss	$(3,695)	$(34,509)	$(22,663)
Denominators:
Weighted average shares used to compute basic net loss per share	145,273	133,163	118,523
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—
Dilutive common shares	—	—	—
Weighted average shares used to compute diluted net loss per share	145,273	133,163	118,523
Net loss per share:
Basic	$(0.03)	$(0.26)	$(0.19)
Diluted	$(0.03)	$(0.26)	$(0.19)

The computation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 excludes the impact of options to purchase 20.1 million, 18.7 million and 16.5 million shares of common stock outstanding, respectively, at December 31, 2017, 2016 and 2015, as such impact would be antidilutive.

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

To date, the Company’s revenues have been derived from product sales, license and collaboration agreements, and sale of intellectual property rights. Based on the Company’s analysis, it does not currently anticipate a material quantitative impact on product revenue as the timing of revenue recognition for product sales is not expected to change as product revenue will continue to be recognized when control of the goods is transferred to the customer. For the Company’s license and collaboration agreements, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, research and development funding, milestone payments, and royalties. For the Company’s agreements related to sale of intellectual property rights, the consideration the Company is eligible to receive under these agreements typically consists of upfront payments, milestone payments, and earn-outs. The Company has substantially completed its review of the impact that this new standard will have on its collaboration and license arrangements and intellectual property purchase agreements as well as on its financial statement disclosures.

The Company will select the modified retrospective method to adopt the standard effective the first quarter of 2018. The Company expects that the impact of adopting the new standard will not be material. The Company does not expect a material cumulative-effect adjustment to accumulated deficit on January 1, 2018 upon adoption of the new standard. The new standard requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Collaborator
Sandoz AG (Sandoz) (1)	$20,000	$—	$—
Zogenix, Inc. (Zogenix) (2)	835	555	4,898
Santen Pharmaceutical Co. Ltd. (Santen) (3)	294	514	824
Pain Therapeutics, Inc. (Pain Therapeutics)	109	670	1,385
Others	2,339	141	725
Total collaborative research and development and other revenue	$23,577	$1,880	$7,832

(1)

Amounts related to ratable recognition of upfront fees were $20.0 million in 2017 and zero in 2016 and 2015; the Company and Sandoz signed a license agreement effective June 2017. As of December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as the Company’s contractual performance obligations had been fulfilled.

(2)

Amounts related to ratable recognition of upfront fees were $833,000 in 2017, $208,000 in 2016 and $255,000 in 2015, respectively. The Company and Zogenix signed a license agreement effective July 2011. In August 2017, the Company and Zogenix terminated the license agreement. As a result, the Company recognized as revenue all of the remaining upfront fees in the twelve months ended December 31, 2017 that had previously been deferred.

(3)	Amounts related to recognition of upfront fees were $199,000 in 2017, $228,000 in 2016 and $274,000 in 2015, respectively. The Company and Santen signed a license agreement effective December 2014.

As of March 2, 2018, the Company had potential milestones of up to $337.5 million that the Company may receive in the future under its collaborative arrangements, of which $44.5 million are development-based milestones and $293.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $3.0 million are related to late stage clinical testing (defined as Phase 3 activities), $8.0 million are related to regulatory filings, and $31.5 million are related to regulatory approvals. No payments were received between December 31, 2017 and March 2, 2018.

Agreement with Sandoz AG.

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017. POSIMIR is the Company’s investigational post-operative pain relief depot that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz made an upfront payment of $20 million, with the potential for up to an additional $43 million in milestone payments based on successful development and regulatory milestones (of which $30 million is currently feasible), and up to an additional $230 million in sales-based milestones.  DURECT was responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through potential approval. If approved, DURECT also has certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives

Sandoz a right to terminate our agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice.

The Company evaluated the agreement under the accounting guidance for multiple element arrangements and identified three deliverables: the license to develop and market POSIMIR, the research and development services and the manufacturing services.  Given that the delivery of the manufacturing services by the Company is dependent upon approval of POSIMIR by the FDA, and that the fee to be received by the Company for these services, should they be delivered, is consistent with their estimated selling price, the Company considers the manufacturing services to be a contingent deliverable and has excluded them from the initial measurement and allocation of the arrangement consideration.  The Company evaluated the license deliverable and concluded that it did not have stand alone value separate from the research and development services and accordingly combined these deliverables into a single unit of accounting.  The Company allocated the arrangement consideration, which consists of the $20.0 million upfront payment, to this single unit of accounting. As of December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as the Company’s contractual performance obligations had been fulfilled. The effect of a change made to the estimated performance period, and the related ratably recognized revenue, would occur on a prospective basis in the period that the change was made. The Company considers the development and regulatory milestones to be substantive, and will recognize the associated milestone payments as revenue when the underlying milestone events are achieved.

Total collaborative research and development revenue recognized by the Company for Sandoz was $20.0 million for 2017, compared with zero for 2016 and 2015. The cumulative aggregate payments received by the Company from Sandoz as of December 31, 2017 were $20.0 million under this agreement.

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Agreement”) with Indivior UK Limited (“Indivior”).  Pursuant to the Agreement, the Company has assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5.0 million payment to DURECT contingent upon the achievement of a regulatory milestone, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000. The assigned patent rights include granted patents extending through at least 2026.  DURECT also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company does not have any continuing obligations under the purchase agreement.

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

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of December 31, 2017, the Company had received $1.5 million in cumulative milestone payments.

In March 2016, Pain Therapeutics resubmitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the

FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. In February 2018, Pain Therapeutics stated that they had resubmitted the REMOXY ER NDA. In March 2018, Pain Therapeutics announced that the NDA had been accepted by the FDA and that the FDA has set a PDUFA target action date of August 7, 2018.

Total collaborative research and development revenue recognized under the agreements with Pain Therapeutics was $109,000 in 2017, $670,000 in 2016 and $1.4 million in 2015. In May 2015, Pain Therapeutics sent a letter to the Company that provided the Company with formal written notice that Pain Therapeutics was deleting, effective as of January 12, 2015, the opioid drug hydrocodone (and only hydrocodone) as a licensed product under the agreement. The letter did not alter the terms of the agreement regarding the remaining three licensed products (REMOXY ER, hydromorphone or oxymorphone) or otherwise amend the agreement. In December 2016, Pain Therapeutics returned to the Company all of Pain Therapeutics’ rights and was relieved of its obligations under the Company’s license agreement to develop and commercialize ORADUR-based formulations of hydromorphone and oxymorphone but without impacting the rights and obligations of the two parties with respect to REMOXY ER.  The cumulative aggregate payments received by the Company from Pain Therapeutics as of December 31, 2017 were $40.4 million under this agreement.

The Company recognized no product revenue related to key excipients for REMOXY ER for 2017 compared to $653,000 for 2016 and $96,000 for 2015. The associated cost of goods sold were zero for 2017, compared to $216,000 for 2016 and $51,000 for 2015. Recent orders for these excipients from Pain Therapeutics have been processed through mutually agreeable purchase orders, in the absence of an existing long-term contract. Pursuant to the Company’s 2002 agreement with Pain Therapeutics, the Company is to be the exclusive supplier of certain defined excipients for products in the collaboration.

Agreement with Zogenix, Inc.

On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix was responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT was responsible for non-clinical, formulation and CMC development activities. The Company was to be reimbursed by Zogenix for its research and development efforts on the product. Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverable were accounted for as a single unit of accounting. The $2.25 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of the Company’s research and development involvement with Zogenix with respect to this product candidate.

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

In August 2017, the Company and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights were returned to the Company, and Zogenix will transfer to the Company all regulatory filings and development information related to Relday.   As a result of the termination of the Zogenix agreement, the Company recognized revenue during the third quarter of 2017 for the remaining $750,000 of deferred revenue related to the upfront fee as the Company had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of December 31, 2017 were $20.1 million under these agreements.

	Year Ended December 31,
	2017	2016	2015
Ratable recognition of upfront payment	$833	$208	$255
Research and development expenses reimbursable by Zogenix	2	347	4,643
Total collaborative research and development revenue	$835	$555	$4,898

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2017). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of December 31, 2017, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Year Ended December 31,
	2017	2016	2015
Ratable recognition of upfront payment	$199	$228	$274
Research and development expenses reimbursable by Santen	95	286	550
Total collaborative research and development revenue	$294	$514	$824

3.	Financial Instruments

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$568	$—	$—	$568
Certificates of deposit	—	150	—	150
Commercial paper	—	33,307	—	33,307
Corporate debt	—	1,297	—	1,297
Total	$568	$34,754	—	$35,322

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$693	$—	$—	$693
Certificates of deposit	—	150	—	150
Commercial paper	—	4,947	—	4,947
Corporate debt	—	2,643	—	2,643
U.S. Government agencies	—	14,459	—	14,459
Total	$693	$22,199	$—	$22,892

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2017 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$568	$—	$—	$568
Certificates of deposit	150	—	—	150
Commercial paper	33,307	—	—	33,307
Corporate debt	1,298	—	(1)	1,297
	$35,323	$—	$(1)	$35,322
Reported as:
Cash and cash equivalents	$27,788	$—	$—	$27,788
Short-term investments	7,385	—	(1)	7,384
Long-term restricted investments	150	—	—	150
	$35,323	$—	$(1)	$35,322

	December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$693	$—	$—	$693
Certificates of deposit	150	—	—	150
Commercial paper	4,947	—	—	4,947
Corporate debt	2,644	—	(1)	2,643
U.S. Government agencies	14,461	1	(3)	14,459
	$22,895	$1	$(4)	$22,892
Reported as:
Cash and cash equivalents	$3,142	$—	$—	$3,142
Short-term investments	19,603	1	(4)	19,600
Long-term restricted investments	150	—	—	150
	$22,895	$1	$(4)	$22,892

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2017, by contractual maturity (in thousands):

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$34,755	$34,754
	$34,755	$34,754

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2017.

As of December 31, 2017, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Equipment	$12,688	$12,633
Leasehold improvement	9,929	10,007
Construction-in-progress	119	33
	22,736	22,673
Less accumulated depreciation and amortization	(21,807)	(21,376)
Property and equipment, net	$929	$1,297

Depreciation expense was $437,000, $416,000 and $425,000 in 2017, 2016 and 2015, respectively. Amortization expense was zero in 2017 and 2016, and $1,000 in 2015 for assets held under capital leases, respectively.

As of December 31, 2017, the Company has recorded $611,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.	Restricted Investments

As of December 31, 2017 and 2016, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing its leased facility in California.

6.	Commitments

Operating Leases

The Company has lease arrangements for its facilities in California and Alabama as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,000 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2019 (with an option to renew for an additional five years)

Cupertino, CA	20,000 sq. ft.	Office and Laboratory	Lease expires 2019 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2018

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with two options to renew the lease term for an additional five years each after the current lease expires)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2018	$1,948
2019	539
2020	324
2021	193
$3,004

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitment under this agreement is $500,000 in 2018, which has been recorded as an accrued liability on the Company’s Balance Sheet at December 31, 2017, and which was charged to cost of goods sold in the Company’s Statements of Operations and Comprehensive Loss in 2017.

7.	Term Loan

On June 26, 2014, the Company entered into a Loan and Security Agreement (2014 Loan Agreement) with Oxford Finance LLC, pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to the Company with a maturity date of July 1, 2018. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears starting on February 1, 2016 and continuing through the maturity date. The 2014 Loan Agreement provided for a 7.95% interest rate on the term loan, a $150,000 facility fee that was paid at closing and an additional payment equal to 8% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

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

In July 2016, the Company renegotiated the terms of its $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance) with such renegotiated terms being formalized in a new Loan and Security Agreement (2016 Loan Agreement). The 2016 Loan Agreement supersedes the 2014 Loan Agreement with Oxford Finance and the 2015 amendment to such agreement. The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 8.87% as of December 31, 2017) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

As of December 31, 2017, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change. In accordance with ASC 470-10-45-2, the term loan had been classified as a current liability on the Company’s balance sheet as of December 31, 2016 due to recurring losses, liquidity concerns and a subjective acceleration clause in the Company’s 2016 Loan Agreement. The Company has sufficient resources to meet its plans for the next twelve months following the issuance of these financial statements and as a result, that portion of the term loan that is due more than 12 months after December 31, 2017 has been classified within non-current liabilities.

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2017, are as follows (in thousands):

2018	$8,698
2019	8,724
2020	6,642
Total minimum payments	24,064
Less amount representing interest	(4,064)
Gross balance of term loan	20,000
Less unamortized debt discount	(85)
Carrying value of term loan	19,915
Less term loan, current portion, net	(7,281)
Term loan, non-current portion, net	$12,634

In February 2018, the Company and Oxford Finance entered into a First Amendment of the Loan Agreement (see Note 11. Subsequent Events).

8.	Stockholders’ Equity

Common Stock

In November 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, terminated the December 2013 registration statement and allowed the Company to offer up to $125.0 million of securities from time to time in one or more public offerings of its common stock. In addition, the Company entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which the Company may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent.

In 2015, the Company raised net proceeds (net of commissions) of approximately $14.3 million from the sale of approximately 7.1 million shares of its common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.09 per share. In 2016, the Company raised net proceeds of approximately $16.1 million (after deducting underwriting discounts and commissions and offering expense) through the sale of approximately 13.8 million shares of its common stock in an underwritten public offering at a price to the public of $1.25 per share and raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of its common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. In 2017, the Company raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share.

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

At the Company’s annual stockholders meeting in June 2010, the stockholders approved amendments of the 2000 Stock Plan to: (i) provide that the number of shares that remain available for issuance will be reduced by two shares for each share issued pursuant to an award (other than an option or stock appreciation right) granted on or after the date of the 2010 Annual Meeting; (ii) expand the types of transactions that might be considered repricings and option exchanges for which stockholder approval is required; (iii) provide that shares tendered or withheld in payment of the exercise price of an option or withheld to satisfy a withholding obligation, and all shares with respect to which a stock appreciation right is exercised, will not again be available for issuance under the Stock Plan; (iv) require that options and stock appreciation rights have an exercise price or base appreciation amount that is at least fair market value on the grant date, except in connection with certain corporate transactions, and that stock appreciation rights may not have longer than a 10-year term; (v) add new performance goals that may be used to provide “performance-based compensation” under the 2000 Stock Plan; (vi) extend the term of the 2000 Stock Plan to the date that is ten (10) years following the stockholders meeting; and (vii) expand the treatment of outstanding awards in connection with certain changes of control of the Company to cover mergers in which the consideration payable to stockholders is not solely securities of the successor corporation.

At the Company’s annual stockholders meeting in June 2011, June 2014 and June 2016, the stockholders approved amendments of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 5,500,000 shares, 4,000,000 shares and 5,000,000 shares, respectively, each of which had previously been approved by the Board of Directors. A total of 33,449,989 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2020.

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

As of December 31, 2017, 3,348,584 shares of common stock were available for future grant and options to purchase 30,101,405 shares of common stock were outstanding under the 2000 Stock Plan.

2000 Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Directors’ Stock Option Plan, which provided for the issuance of stock options to non-employee directors of the Company.   As of December 31, 2017, options to purchase 200,000 shares of common stock were outstanding under this plan, all of which were vested.  The 2000 Directors’ Stock Option Plan expired in September 2000.  Grants of stock options to our non-employee directors are made through the 2000 Stock Plan since September 2000.

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

The plan expires in June 2025. A total of 2,900,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2017, 480,282 shares of common stock were available for future grant and 2,419,718 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2017, shares of common stock reserved for future issuance consisted of the following:

December 31, 2017
Stock options outstanding	30,301,405
Stock options available for grant	3,348,584
Employee Stock Purchase Plan	480,282
34,130,271

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	28,463,737	$2.09	5.11	$3.9
Options granted	4,660,594	$1.33
Options exercised	(545,088)	$1.03
Options forfeited	(285,470)	$1.26
Options expired	(1,992,368)	$4.06
Outstanding at December 31, 2017	30,301,405	$1.87	5.18	$0.4
Exercisable at December 31, 2017	26,280,797	$1.96	4.69	$0.4
Vested and expected to vest at December 31, 2017	30,301,405	$1.87	5.18	$0.4

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2017. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $328,000, $158,000 and $985,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In lieu of providing cash bonuses to certain employees, in January 2017, 2016 and 2015, the Company granted its employees stock options to purchase 1.7 million, 1.4 million and 1.5 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.92 in 2017, $0.81 in 2016 and $0.65 in 2015 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2017, 2016 and 2015.

Expenses for non-employee stock options are recorded over the vesting period of the options, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2017, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2017	2016	2015
Cost of product revenues	$109	$106	$108
Research and development	1,415	1,433	1,400
Selling, general and administrative	1,081	1,116	1,152
	$2,605	$2,655	$2,660

Because the Company had a net operating loss carryforward as of December 31, 2017, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2016, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2017, 2016 and 2015) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Stock Options
Risk-free rate	2.0-2.5%	1.3-2.4%	1.5-2.4%
Expected dividend yield	—	—	—
Expected term (in years)	6.8-10.0	6.5-10.0	6.5-10.0
Volatility	75-86%	76-83%	78-85%
Forfeiture rate	0.0%	4.2%	6.0%

(1)	Effective January 1, 2017, the Company elected to account for forfeitures as they occur.

	Year ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan
Risk-free rate	0.6-1.3%	0.3-0.6%	0.1-0.3%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	44-146%	65-81%	68-95%

There were 122,033, 114,025 and 113,625 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2017, 2016 and 2015, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2017, 2016 and 2015 was $34,000, $45,000 and $62,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2017, $3.0 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2021. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

The following table summarizes information about stock options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.73 - $0.88	5,220,108	5.69	$0.84	4,600,285	$0.83
$0.93 - $1.16	3,199,479	7.66	$1.15	2,299,333	$1.15
$1.19 - $1.20	254,293	7.61	$1.19	251,793	$1.19
$1.21 - $1.21	3,390,536	5.10	$1.21	3,372,536	$1.21
$1.24 - $1.26	140,938	5.16	$1.26	140,938	$1.26
$1.31 - $1.31	3,606,656	8.59	$1.31	2,020,733	$1.31
$1.33 - $2.04	2,442,795	7.55	$1.49	1,686,929	$1.47
$2.09 - $2.09	3,802,601	4.68	$2.09	3,683,939	$2.09
$2.13 - $3.11	4,767,668	2.06	$2.61	4,747,980	$2.61
$3.26 - $6.29	3,476,331	1.66	$4.39	3,476,331	$4.39
$0.73 - $6.29	30,301,405	5.18	$1.87	26,280,797	$1.96

The Company received $562,000, $290,000 and $1.0 million in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $244,000 and $397,000 on its balance sheet at both December 31, 2017 and 2016, that arose from tax amortization of an indefinite-lived intangible asset. The Company also recorded a deferred tax benefit of $153,000,  zero and $8,000 related to the deferred tax liability in the years ended December 31, 2017,

2016 and 2015, respectively. The Company recorded an income tax expense in 2017 for state tax expense of $3,000. In addition, the Company recorded an income tax expense of $61,000 in 2015, related to the reversing tax benefit on a previously recorded unrealized gain on a marketable equity security.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. federal taxes benefit at statutory rate	$(1,307)	$(11,733)	$(7,681)
State taxes	3	—	—
Change in valuation allowance	(41,865)	10,847	7,725
Stock-based compensation	1,832	2,045	530
Change in deferreds	12	(3)	56
Deferred Tax Remeasurement	42,528	—	—
Other	(1,353)	(1,156)	(577)
Total income tax (benefit) provision	$(150)	$—	$53

In 2017, 2016 and 2015, total income tax provision (benefit) expense was $(150,000), zero and $53,000, respectively. The Company has presented these amounts within interest and other income, net in the Statements of Operations and Comprehensive Loss. Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$82,369	$123,107
Research and other credits	16,303	13,441
Capitalized research and development expenses	—	10
Deferred revenue	395	874
Stock-based compensation	5,053	8,693
Other	2,261	3,405
Total deferred tax assets	106,381	149,530
Valuation allowance for deferred tax assets	(106,381)	(149,530)
Deferred tax liabilities—Intangibles	(244)	(397)
Net deferred tax assets and liabilities	$(244)	$(397)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $43.1 million during 2017 and increased by $11.4 million and $7.2 million during 2016 and 2015, respectively.

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $327.1 million, which expire in the years 2019 through 2036, and federal research and development tax credits of approximately $12.5 million, which expire at various dates beginning in 2018 through 2037, if not utilized.

As of December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $204.9 million, which expire in the years 2028 through 2036, if not utilized, and state research and development tax credits of approximately $13.7 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $7.8 and $7.0 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of the year	$6,982	$6,965
Decreased related to prior year tax positions	—	(737)
Increased related to current year tax positions	867	754
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Balance at end of the year	$7,849	$6,982

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest income and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalty expense related to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2017 due to unutilized net operating losses and research credits.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the Act) was enacted into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018.  The Company is required to recognize the effect of the tax law changes in the period of enactment, such as the re-measuring our U.S. deferred tax assets and liabilities at a 21% rate, as well as reassessing the net realizability of our deferred tax assets and liabilities.  The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $43.1 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no statement of operations impact.

Given the significance of the legislation, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the deferred tax re-measurements to be incomplete. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.  The Company does not expect any material subsequent adjustment to these amounts. Any adjustments, if any, will have no impact to the statement of operations due to the Company’s full valuation allowance.

10.	Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$4,567	$3,608	$4,319	$3,157	$20,746	$3,743	$19,538	$3,517
Net income (loss)	$(8,114)	$(7,852)	$(9,927)	$(9,014)	$6,111	$(8,832)	$8,235	$(8,811)
Basic net income (loss) per share	$(0.06)	$(0.06)	$(0.07)	$(0.07)	$0.04	$(0.06)	$0.06	$(0.06)
Diluted net income (loss) per share	$(0.06)	$(0.06)	$(0.07)	$(0.07)	$0.04	$(0.06)	$0.05	$(0.06)

11.	Subsequent Events

As of March 2, 2018, the Company raised net proceeds (net of commissions) of approximately $2.8 million from the sale of 2.5 million shares of the Company’s common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.17 per share. As of March 2, 2018, the Company had up to approximately $14.9 million of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

In February 2018, the Company and Oxford Finance entered into a First Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from March 1, 2018 to December 1, 2018 and to increase the additional payment due when the term loan becomes due or upon the prepayment of the facility from 9.25% of the principal amount of the term loan to 10% of such amount.  The interest rate and the maturity date remain unchanged, and the Company paid Oxford Finance a loan modification fee of $100,000.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on Internal Control over Financial Reporting

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DURECT Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financing Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, California

March 8, 2018

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above,

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings  “Election of Directors,” “The Board, Board Committees and Meetings,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

See Schedule II—Valuation and Qualifying Accounts, immediately following Item 16 of this Form 10-K

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)

The list of exhibits filed as part of this report is set forth on the Exhibit Index immediately preceding the signature page of this report and is incorporated herein by reference in this Item 5(a)(3) or is filed in accordance with Item 601 of Regulation S–K.

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

10.21**

Amendment dated March 18, 2013 to Development and License Agreement dated July 11, 2011 between the Company and Zogenix, Inc (incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on May 3, 2013).

Number	Description
10.22

Fourth Amendment to Lease between De Anza Enterprises and the Company dated as of August 20, 2013 (incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

10.23

Addendum II to Lease between the Company and Northwest Asset Management Company dated as of August 27, 2013 (incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2013).

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

10.32**

Development and Commercialization Agreement between the Company and SANDOZ AG dated May 5, 2017. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on August 9, 2017).

10.33**

Patent purchase agreement between the Company and Indivior UK Limited dated as of September 26, 2017. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 2, 2017).

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
+	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2017, 2016 and 2015

(in thousands)

	Balance at beginning of the year	Additions (Reduction) to allowances	Deductions	Balance at end of the year
Allowance for doubtful accounts
Year ended December 31, 2017	$73	$165	$(83)	$155
Year ended December 31, 2016	$161	$(70)	$(18)	$73
Year ended December 31, 2015	$211	$(38)	$(12)	$161

EXHIBIT INDEX

Number	Description

12.1*	Ratio of Earnings to Fixed Charges.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 8, 2018

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

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
James E. Brown

/s/ felix theeuwes	Chairman and Chief Scientific Officer	March 8, 2018
Felix Theeuwes

/s/ matthew j. hogan	Chief Financial Officer (Principal Accounting Officer)	March 8, 2018
Matthew J. Hogan

/s/ simon x. benito	Director	March 8, 2018
Simon X. Benito

/s/ terrence f. blaschke	Director	March 8, 2018
Terrence F. Blaschke

/s/ david r. hoffmann	Director	March 8, 2018
David R. Hoffmann

/s/ armand p. neukermans	Director	March 8, 2018
Armand P. Neukermans

/s/ jon s. saxe	Director	March 8, 2018
Jon S. Saxe