Form 10-Q
period 2018-03-31
DURECT CORP
filed 2018-05-09
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2018, there were 161,709,306 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$39,325	$29,375
Short-term investments	4,809	7,384
Accounts receivable (net of allowances of $191 at March 31, 2018 and $155 at December 31, 2017)	1,819	2,376
Inventories, net	3,254	3,163
Prepaid expenses and other current assets	2,801	3,060
Total current assets	52,008	45,358
Property and equipment, net	845	929
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	277	277
Total assets	$59,679	$53,113
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$791	$1,520
Accrued liabilities	4,923	5,511
Contract research liabilities	720	834
Deferred revenue, current portion	203	682
Term loan, current portion, net	4,655	7,281
Total current liabilities	11,292	15,828
Deferred revenue, non-current portion	623	1,093
Term loan, non-current portion, net	15,178	12,634
Other long-term liabilities	2,191	2,070
Commitments and contingencies
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	481,979	465,246
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(451,599)	(443,772)
Stockholders’ equity	30,395	21,488
Total liabilities and stockholders’ equity	$59,679	$53,113

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2018	2017
Collaborative research and development and other revenue	$1,096	$434
Product revenue, net	2,392	4,133
Total revenues	3,488	4,567
Operating expenses:
Cost of product revenues	1,174	1,543
Research and development	6,952	7,548
Selling, general and administrative	3,194	3,043
Total operating expenses	11,320	12,134
Loss from operations	(7,832)	(7,567)
Other income (expense):
Interest and other income	158	36
Interest expense	(623)	(583)
Net other expense	(465)	(547)
Net loss	$(8,297)	$(8,114)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	-	(2)
Total comprehensive loss	$(8,297)	$(8,116)
Net loss per share
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)
Weighted-average shares used in computing net loss per share
Basic	153,558	141,815
Diluted	153,558	141,815

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,297)	$(8,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108	112
Stock-based compensation	661	665
Amortization of debt issuance cost	23	16
Net accretion/amortization on investments	16	(42)
Changes in assets and liabilities:
Accounts receivable	557	(922)
Inventories	(89)	320
Prepaid expenses and other assets	259	(419)
Accounts payable	(729)	(948)
Accrued and other liabilities	1,396	220
Contract research liabilities	(114)	4
Deferred revenue	(479)	(9)
Total adjustments	1,609	(1,003)
Net cash used in operating activities	(6,688)	(9,117)
Cash flows from investing activities
Purchases of property and equipment	(24)	(6)
Purchases of available-for-sale securities	(1,741)	-
Proceeds from maturities of available-for-sale securities	4,300	7,234
Net cash provided by investing activities	2,535	7,228
Cash flows from financing activities
Payments on equipment financing obligations	(3)	(3)
Payment of additional issuance cost for term loan	(105)	-
Net proceeds from issuances of common stock	14,211	760
Net cash provided by financing activities	14,103	757
Net increase (decrease) in Cash, cash equivalents, and restricted cash	9,950	(1,132)
Cash, cash equivalents, and restricted cash, beginning of the period	29,525	5,554
Cash, cash equivalents, and restricted cash, end of the period (1)	$39,475	$4,422
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,860	$1,600

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at both March 31, 2018 and March 31, 2017.

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2018, the operating results and comprehensive loss for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of March 31, 2018, the Company had an accumulated deficit of $451.6 million as well as negative cash flows from operating activities.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. As of March 31, 2018, the remaining carrying value of the excipient in the Company’s inventory was $68,000. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory. If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$312	$282
Work in process	1,187	1,182
Finished goods	1,755	1,699
Total inventories	$3,254	$3,163

Revenue Recognition

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The Company recorded a net increase to opening retained earnings of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the three months ended March 31, 2018 as a result of applying Topic 606.

Product Revenue, Net

The Company sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer.   The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts and returns that are offered within contracts between the Company and its customers relating to the Company’s sales of its products.

Trade Discounts and Allowances:  The Company provides certain customers with discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Product Returns:  Consistent with industry practice, the Company generally offers customers a limited right of return for products that have been purchased from the Company.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company currently estimates product return liabilities using its own historical sales information.  The Company expects product returns to be minimal.

Collaborative Research and Development Revenues

The Company enters into license agreements which are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by the Company under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company expects to recognize revenue for the variable consideration currently being constrained when it is probable that a significant revenue reversal will not occur.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaborative research and development revenues and net income (loss) in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options.  The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in collaborative research and development revenue when the customer obtains control of the goods, which is upon delivery.

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from our collaborative arrangements or any earn-out revenue from our patent purchase agreement with Indivior.

The Company receives payments from its customers based on development cost schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Total revenue by geographic region for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three months ended March 31,
	2018	2017
United States	$2,234	$3,197
Europe	756	507
Japan	287	374
Other	211	489
Total	$3,488	$4,567

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of ASC 606 Revenue – Revenue from Contract with Customers were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC606	Balance at January 1, 2018
Condensed Balance Sheets

Liabilities
Deferred revenue, non-current portion	$1,093	$470	$623
Equity
Accumulated deficit	$(443,772)	$470	$(443,302)

During the three months ended March 31, 2018, the Company did not recognize any revenue as a result of changes in the contract asset and the contract liability balances associated with the Company’s deferred research and development revenues for the Company’s collaboration agreements as a result of adoption of ASC 606.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on condensed balance sheets, condensed statements of comprehensive loss, and condensed statements of cash flows for the period ended March 31, 2018 was as follows (in thousands):

	As of March 31, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Balance Sheets
Liabilities
Deferred revenue, non-current portion	$623	$1,093	$(470)

	For the three months ended March 31, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Comprehensive Loss
Collaborative research and development and other revenue	$1,096	$1,096	$-
Product revenue, net	2,392	2,392	-
Total revenues	$3,488	$3,488	$-

	For the three months ended March 31, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Cash Flow
Cash flow from Operating Activities
Deferred revenue, non-current portion	$(479)	$-	$(479)

For the reporting periods before January 1, 2018, revenue was recognized under ASC 605, Revenue Recognition. For a detailed description for our revenue recognition policy prior to January 1, 2018, please see Note 1, “Revenue Recognition” to our audited condensed financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been disclosed in the Company’s Statements of Comprehensive Loss.

Net Income (Loss) Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and common stock equivalents (i.e., options to purchase common stock) outstanding during the period, if dilutive, using the treasury stock method for options.

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended March 31,
	2018	2017
Numerators:
Net loss	(8,297)	(8,114)
Denominator:
Weighted average shares used to compute basic net loss per share	153,558	141,815
Dilutive common shares from stock options and ESPP	-	-
Weighted average shares used to compute diluted net loss per share	153,558	141,815
Net loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

Options to purchase 16.8 million and 26.3 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively. The Company has adopted the amendments provided in ASU 2016-18 in these condensed financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this update are applied using a retrospective transition method to each period presented. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $150,000 of restricted cash and restricted cash equivalents as of both March 31, 2018 and March 31, 2017. Restricted cash and restricted cash equivalents are included in long-term restricted investments in the accompanying condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its condensed financial statements as of March 31, 2018 and December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The FASB issued the guidance to provide clarity as to when modification accounting should be applied when there is a change to the terms or conditions of a share-based payment award in order to prevent diversity in practice. The ASU requires modification accounting to be applied unless all of the following conditions exist: (1) the fair value (or calculated value or intrinsic value, if such measurement is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such measurement is used) of the original award before the original award is modified; if the modification does not affect any of the inputs to the valuation, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award before it was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award before it was modified. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on its financial position, results of operations, and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The FASB issued the update to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retrospectively. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on its financial position, results of operations, and disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued additional guidance that modified ASU 2014-09. ASU 2014-09 and the subsequent modifications are identified as “ASC 606”. ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and provides for expanded disclosure requirements. The update requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The Company applied the standard to contracts that were not completed as of the adoption date. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. As a result of the adoption of ASC 606, the Company changed its accounting policy for revenue recognition. Refer to “Revenue Recognition” section above for further information.

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on its financial position, results of operations, and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company expects adoption to increase the assets and liabilities recorded on its condensed balance sheet and increase the level of disclosures related to leases. The Company is currently assessing the effect that the ASU will have on its financial position, results of operations, and disclosures.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Collaborator
Santen Pharmaceutical Co. Ltd. (Santen) (1)	$1	$94
Zogenix, Inc. (Zogenix) (2)	-	44
Pain Therapeutics, Inc. (Pain Therapeutics)	-	24
Others (3)	1,095	272
Total collaborative research and development and other revenue	$1,096	$434

(1)	Amounts related to ratable recognition of upfront fees were zero and $57,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)

Amounts related to ratable recognition of upfront fees were zero and $42,000 for the three months ended March 31, 2018 and 2017, respectively. In August 2017, the Company and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday.

(3)     Includes revenue recognized associated with the Company’s feasibility agreements for the three months ended March 31 2018 and 2017.

Agreement with Sandoz AG

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR® (SABER®-bupivacaine) in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017. POSIMIR is the Company’s investigational post-operative pain relief depot that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz made an upfront payment of $20 million, and the Company remains eligible for up to an additional $30 million in milestone payments based on successful development and regulatory milestones, and up to an additional $230 million in sales-based milestones.  DURECT was responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through potential approval. If approved, DURECT also has certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate our agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice. In May 2018, the Company and Sandoz entered into an amendment (the “Amendment”) to the license agreement.  Pursuant to the Amendment, the Company is eligible for up to $30 million in milestone payments based on NDA approval, and remains eligible for up to an additional $230 million in sales-based milestones.  Pursuant to the Amendment, each party is also permitted to develop or commercialize competing products.  The Amendment also includes modifications to the Company’s development obligations and to both parties’ termination provisions, including a right for the Company to terminate for convenience prior to NDA approval, and a new termination fee payable to the Company in the event that Sandoz terminates the agreement for convenience.  Except as expressly set forth in the Amendment, the license agreement remains in full force and effect.

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

Total collaborative research and development revenue recognized by the Company for Sandoz was zero for both the three months ended March 31, 2018 and 2017. The cumulative aggregate payments received by the Company from Sandoz as of March 31, 2018 were $20.0 million under this agreement.

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Agreement”) with Indivior UK Limited (“Indivior”).  Pursuant to the Agreement, the Company has assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5.0 million payment to DURECT contingent upon the achievement of a regulatory milestone, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000. The assigned patent rights include granted patents extending through at least 2026.  DURECT also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company did not have any continuing obligations under the purchase agreement.

In October 2017, Indivior disclosed that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  In December 2017, Indivior announced that the FDA had accepted the NDA for RBP-7000 and that the FDA had set a PDUFA target action date of July 28, 2018.

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

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of March 31, 2018, the Company had received $1.5 million in cumulative milestone payments.

 In March 2016, Pain Therapeutics resubmitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. In February 2018, Pain Therapeutics stated that they had resubmitted the REMOXY ER NDA. In March 2018, Pain Therapeutics announced that the NDA had been accepted by the FDA and that the FDA has set a PDUFA (Prescription Drug User Fee Act) target action date of August 7, 2018.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was zero and $24,000 for the three months ended March 31, 2018 and 2017, respectively. The cumulative aggregate payments received by the Company from Pain Therapeutics as of March 31, 2018 were $40.4 million under this agreement.

   Agreement with Zogenix, Inc.

     On July 11, 2011, the Company and Zogenix, Inc. (Zogenix) entered into a Development and License Agreement (the Zogenix Agreement). The Company and Zogenix had previously been working together under a feasibility agreement pursuant to which the Company’s research and development costs were reimbursed by Zogenix. Under the Zogenix Agreement, Zogenix was responsible for the clinical development and commercialization of a proprietary, long-acting injectable formulation of risperidone using the Company’s SABER controlled-release formulation technology potentially in combination with Zogenix’s DosePro® needle-free, subcutaneous drug delivery system. DURECT was responsible for non-clinical, formulation and CMC development activities. The Company was to be reimbursed by Zogenix for its research and development efforts on the product. Zogenix paid a non-refundable upfront fee to the Company of $2.25 million in July 2011. The Company’s research and development services were considered integral to utilizing the licensed intellectual property and, accordingly, the deliverable was accounted for as a single unit of accounting. The $2.25 million upfront fee had been recognized as collaborative research and development revenue ratably over the term of the Company’s research and development involvement with Zogenix with respect to this product candidate.

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

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of March 31, 2018 were $20.1 million under these agreements.

	Three months ended March 31,
	2018	2017
Ratable recognition of upfront payment	$-	$42
Research and development expenses reimbursable by Zogenix	-	2
Total collaborative research and development revenue	$-	$44

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of March 31, 2018). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of March 31, 2018, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended March 31,
	2018	2017
Ratable recognition of upfront payment	$-	$57
Research and development expenses reimbursable by Santen	1	37
Total collaborative research and development revenue	$1	$94

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2018 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$870	$-	$-	$870
Certificates of deposit	150	-	-	150
Commercial paper	40,616	-	-	40,616
Corporate debt	1,616	-	(1)	1,615
	$43,252	$-	$(1)	$43,251
Reported as:
Cash and cash equivalents	$38,292	$-	$-	$38,292
Short-term investments	4,810	-	(1)	4,809
Long-term restricted investments	150	-	-	150
	$43,252	$-	$(1)	$43,251

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$568	$-	$-	$568
Certificates of deposit	150	-	-	150
Commercial paper	33,307	-	-	33,307
Corporate debt	1,298	-	(1)	1,297
	$35,323	$-	$(1)	$35,322
Reported as:
Cash and cash equivalents	$27,788	$-	$-	$27,788
Short-term investments	7,385	-	(1)	7,384
Long-term restricted investments	150	-	-	150
	$35,323	$-	$(1)	$35,322

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2018, by contractual maturity (in thousands):

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$42,382	$42,381
	$42,382	$42,381

There were no securities that have had an unrealized loss for more than 12 months as of March 31, 2018.

As of March 31, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of March 31, 2018, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended March 31,
	2018	2017
Cost of product revenues	$25	$28
Research and development	353	369
Selling, general and administrative	283	268
Total stock-based compensation	$661	$665

As of March 31, 2018 and December 31, 2017, $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Stock Options
Risk-free rate	2.7-2.9%	2.2-2.5%
Expected dividend yield	—	—
Expected life of option (in years)	7.0-10.0	6.8-10.0
Volatility	80-86%	75-82%

	Three months ended March 31,
	2017	2016
Employee Stock Purchase Plan
Risk-free rate	1.3%	0.6%
Expected dividend yield	—	—
Expected life of option (in years)	0.5	0.5
Volatility	146%	81%

Note 5. Term Loan

In July 2016, the Company entered a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 8.87% as of December 31, 2017) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of March 31, 2018, are as follows (in thousands):

Nine months ended December 31, 2018	$3,113
2019	12,463
2020	8,845
Total minimum payments	24,421
Less amount representing interest	(4,421)
Gross balance of term loan	20,000
Less unamortized debt discount	(167)
Carrying value of term loan	19,833
Less term loan, current portion, net	(4,655)
Term loan, non-current portion, net	$15,178

As of March 31, 2018, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Note 6. Stockholders’ Equity

During the three months ended March 31, 2018, the Company raised net proceeds (net of commissions) of approximately $13.7 million from the sale of 8,171,275 shares of the Company’s common stock in the open market at a weighted average price of $1.73 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering).

Note 7.	Subsequent Events

From April 1, 2018 to April 9, 2018, the Company raised net proceeds (net of commissions) of approximately $3.1 million from the sale of 1.5 million shares of the Company’s common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.22 per share. No shares were sold under the Controlled Equity Offering program subsequent to April 9, 2018.  As of May 3, 2018, the Company had up to approximately $514,000 of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under its shelf registration statement.

Effective May 4, 2018, the Company and Sandoz entered into an amendment (the “Amendment”) to the license agreement dated May 5, 2017, regarding POSIMIR in the United States. Pursuant to the Amendment, the Company is eligible for up to $30 million in milestone payments based on NDA approval, and remains eligible for up to an additional $230 million in sales-based milestones.  Pursuant to the Amendment, each party is also permitted to develop or commercialize competing products.  The Amendment also includes modifications to the Company’s development obligations and to both parties’ termination provisions, including a right for the Company to terminate for convenience prior to NDA approval, and a new termination fee payable to the Company in the event that Sandoz terminates the agreement for convenience.  Except as expressly set forth in the Amendment, the license agreement remains in full force and effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of RBP-7000, REMOXY ER, DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for products in our product pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•	the results and timing of clinical trials, including for DUR-928, REMOXY ER and POSIMIR, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of FDA, DEA, EMEA and other government regulation on our business;
•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;
•	uncertainties associated with obtaining and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;
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

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2017 and in Note 2 of the financial statements included in Item 1 above.

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

In pharmacokinetic and/or toxicity studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be orally available, locally tolerable and safe by all routes tested to date. These non-clinical results supported the initiation of DUR-928 into human safety/pharmacokinetics (PK)/proof-of-concept trials.

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. There are many mechanisms, but only one phenotype of steatohepatitis.  Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD), including its more advanced stage, alcoholic steatohepatitis (ASH), develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol, but may occur in individuals who drink less, and is a major contributor to the global burden of liver cirrhosis. Alcoholic hepatitis (AH), an acute, inflammatory form of AFLD, occurs in approximately 20% of patients with alcoholism, and there are no effective therapeutics available to treat this condition. There is a growing appreciation for the pathological overlap between NASH and ASH.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

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

We are conducting a Phase 2a trial in PSC with orally administered DUR-928.  The Phase 2a trial is a randomized, open label study with two cohorts (a low dose cohort of 10 mg and a high dose cohort of 50 mg), in which patients (n = 20 per cohort) receive oral dosing of DUR-928 for four weeks with follow-up for an additional four weeks. The objectives of this study include safety, PK and pharmacodynamic (PD) markers, including the percent change from baseline of serum alkaline phosphatase (ALP) and other biomarkers.   As an open label study, we expect to generate interim data in 2018.  PSC is a chronic liver disease characterized by a progression of cholestasis (decrease in bile flow) with inflammation and fibrosis of bile ducts.  Over time, PSC leads to liver failure, infections and tumors of the bile duct or liver, and ultimately may require a liver transplant.  There is no approved treatment for PSC at this time.  We have received orphan drug designation for DUR-928 to treat patients with PSC.  We believe that data generated from this trial will be relevant to other chronic inflammatory, fibrotic and cholestatic liver conditions.

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

Our second Phase 1b study with injected DUR-928, also conducted in Australia, was an open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (matched by age, body mass and gender with normal kidney function).  This study was conducted in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of single-dose intramuscular injected DUR-928. The low dose cohort consisted of 6 patients with chronic kidney disease and 3 matched control subjects; the high dose cohort consisted of 5 patients with chronic kidney disease and 3 matched control subjects.  In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable. While the number of subjects involved was small and not designed to assess efficacy, we did observe decreases in bilirubin and CK-18 when those levels were meaningfully elevated pre-treatment, although these results were not statistically significant.

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

We are conducting a Phase 2a trial in alcoholic hepatitis (AH) with DUR-928.  The Phase 2a trial is an open label, dose escalation study conducted in two parts.  Part A includes patients with moderate AH (as determined by MELD (Model for End-Stage Liver Disease) scores) and Part B will include patients with severe AH.  The study is being conducted using three dose levels (30 mg, 90 mg and 150 mg) in Part A, with sequential dose escalation following review of safety and PK results of the prior dose level.  Patients will receive DUR-928 by intravenous infusion, and the dose may be adjusted in Part B based on the findings from Part A.  Patients will be enrolled at multiple clinical sites in the United States and the target number of participants to complete the study is 24-36.  The objectives of this study include safety, PK and PD signals, as determined by improvement in liver biochemistry, MELD and Lille (a model for predicting mortality in patients with AH) scores and other biomarkers.   As an open label study, we expect to generate interim data in 2018.

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

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the anti-inflammatory activities of DUR-928, as well as the results of a psoriasis study with DUR-928 in mice. The double-blinded and placebo-controlled Phase 1b trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.    We feel that the initial results were encouraging and warrant further investigation.  As a result, we have developed and selected lead topical formulations of DUR-928 and have recently completed good laboratory practice (GLP) skin irritation / sensitization studies in two species.  We have had pre-IND interactions with the FDA and are incorporating FDA’s comments in our upcoming IND while we conduct a minipig skin irritation study to be included in our IND for a Phase 2 proof-of-concept study with topically applied DUR-928. We expect to initiate this Phase 2 study in the third quarter of 2018.

POSIMIR® (SABER®-Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. In May 2017, we signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR in the United States.  DURECT retains the development and commercialization rights to POSIMIR in all other countries. Closing of this transaction  occurred in June 2017 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In May 2018, the agreement with Sandoz was amended as described in Note 7, “Subsequent Events” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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

RBP-7000

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior has made an upfront non-refundable payment to DURECT of $12.5 million, and has also agreed to make an additional $5 million payment to DURECT contingent upon FDA approval of RBP-7000, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including RBP-7000.   In October 2017, Indivior disclosed that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  In December 2017, Indivior announced that the FDA had accepted the NDA for RBP-7000 and that the FDA had set a PDUFA target action date of July 28, 2018.

REMOXY® ER

In December 2002, we entered into an agreement with Pain Therapeutics, amended in December 2005, under which we granted Pain Therapeutics the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs. This agreement currently covers only REMOXY ER.  REMOXY ER, a novel long-acting oral formulation of the opioid oxycodone targeted to decrease the potential for oxycodone abuse, was developed under this agreement. Even where abuse deterrent properties exist, opioid drugs such as oxycodone still expose users to the risks of addiction, abuse and misuse. REMOXY ER is intended for patients who have pain serious enough to require daily, around-the-clock opioid treatment and for which alternative treatment options are inadequate. In November 2005, Pain Therapeutics and King Pharmaceuticals (King) entered into collaboration and license agreements for the development and commercialization of REMOXY ER by King. In February 2011, Pfizer acquired King and thereby assumed the rights and obligations of King with respect to REMOXY ER and to the other ORADUR-based opioids. Pfizer subsequently relinquished their rights to Pain Therapeutics.

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. Following multiple complete response letters and additional studies, including on abuse-deterrence, on February 13, 2018, Pain Therapeutics stated that the REMOXY ER NDA had been resubmitted, and on March 1, 2018, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review and the FDA had set a PDUFA target action date of August 7, 2018.  On March 19, 2018, Pain Therapeutics announced that the FDA will hold an Advisory Committee Meeting to discuss the NDA for REMOXY ER, and the tentative date for this meeting is June 26, 2018.

ORADUR-ADHD Program

We have put effort into developing drug candidates (ORADUR-ADHD) based on DURECT’s ORADUR Technology for the treatment of ADHD. These drug candidates are intended to provide once-a-day dosing, or immediate release dosing, in each case with added tamper-resistant characteristics to address common methods of abuse and misuse of these types of drugs.  The lead program is ORADUR-Methylphenidate.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At March 31, 2018, we had an accumulated deficit of $451.6 million. Our net loss was $8.3 million for the three months ended March 31, 2018. Our net losses were $3.7 million and $34.5 million for the years ended December 31, 2017 and 2016, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the first quarter of 2018 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the second quarter of 2018 to be comparable to the first quarter of 2018. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. For a description of our critical accounting policies and estimates affecting revenue from contracts with customers, see Note 1, “Revenue Recognition” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. Other than our critical accounting policies and estimates affecting revenue from contracts with customers, there have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three months ended March 31, 2018 and 2017

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

We expect our collaborative research and development revenue in the second quarter of 2018 to remain comparable to the first quarter of 2018. We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Collaborator
Santen Pharmaceutical Co. Ltd. (Santen) (1)	$1	$94
Zogenix, Inc. (Zogenix) (2)	—	44
Pain Therapeutics, Inc. (Pain Therapeutics)	—	24
Others (3)	1,095	272
Total collaborative research and development and other revenue	$1,096	$434

(1)	Amounts related to ratable recognition of upfront fees were zero and $57,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)

Amounts related to ratable recognition of upfront fees were zero and $42,000 for the three months ended March 31, 2018 and 2017, respectively. In August 2017, we and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday.

(3)     Includes revenue recognized associated with our feasibility agreements for the three months ended March 31 2018 and 2017.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $2.4 million and $4.1 million in the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 was primarily attributable to lower revenue from our LACTEL product line as a result of lower units sold for this product line compared to the corresponding period in 2017. We did not generate any product revenue from the sale of a certain excipient included in REMOXY ER and in a currently marketed animal health product in the three months ended March 31, 2018 and 2017.

Cost of product revenues

Cost of product revenues were $1.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in the cost of product revenue in the three months ended March 31, 2018 were primarily the result of lower cost of goods sold from our LACTEL product line arising from lower units sold for this product line compared to the corresponding period in 2017.

Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $25,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively.

We had 21 manufacturing employees as of March 31, 2018 and 2017. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.0 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 was primarily attributable to lower research and development costs associated with POSIMIR, the Santen ophthalmic program, REMOXY ER, Relday and other research programs, partially offset by higher research and development costs associated with DUR-928, depot injectable programs and ORADUR-ADHD compared to the corresponding period in 2017, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $353,000 and $369,000 for the three months ended March 31, 2018 and 2017 respectively. As of March 31, 2017, we had 48 research and development employees compared with 50 as of March 31, 2017. We expect research and development expenses in the near future to increase compared to the first quarter of 2018 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended March 31,
	2018	2017
DUR-928	$4,088	$3,054
POSIMIR	1,738	3,741
Depot injectable programs	973	456
ORADUR-ADHD	32	15
Santen ophthalmic program (1)	8	41
REMOXY ER (1)	4	35
Relday (1)	-	26
Others	109	180
Total research and development expenses	$6,952	$7,548

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $4.1 million and $3.1 million in the three months ended March 31, 2018 and 2017, respectively. The increase in the three months ended March 31, 2018 was primarily due to higher clinical trial expenses, higher contract manufacturing expenses and higher employee-related expenses incurred for this drug candidate compared with the corresponding period in 2017.

POSIMIR

Our research and development expenses for POSIMIR were $1.7 million and $3.7 million in the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 was primarily due to lower clinical trial expenses and lower contract manufacturing expenses for POSIMIR compared with the corresponding period in 2017.

Depot injectable programs

Our research and development expenses for depot injectable programs were $973,000 and $456,000 in the three months ended March 31, 2018 and 2017, respectively. The increase in the three months ended March 31, 2018 were primarily due to higher employee-related costs and higher costs related to research supplies for these programs compared with the corresponding period in 2017.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $32,000 and $15,000 in the three months ended March 31, 2018 and 2017, respectively. The increase in the three months ended March 31, 2018 were primarily due to higher employee-related costs for the drug candidate compared with the corresponding period in 2017.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $8,000 and $41,000 in the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding period in 2017.

REMOXY ER

Our research and development expenses for REMOXY ER were $4,000 and $35,000 in the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 was primarily due to lower employee-related costs for REMOXY ER compared with the corresponding period in 2017.

Relday

Our research and development expenses for Relday were zero and $26,000 in the three months ended March 31, 2018 and 2017, respectively. The decreases in the three months ended March 31, 2018 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding period in 2017.  In August 2017, we and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 related to the development and commercialization of Relday.

Other DURECT research programs

Our research and development expenses for all other programs were $109,000 and $180,000 in the three months ended March 31, 2018 and 2017, respectively. The decrease in the three months ended March 31, 2018 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding period in 2017.

We expect our research and development expenses in the near future to increase compared to the first quarter of 2018 as we expect to incur higher research and development expenses for DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment and progress to the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $3.2 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase in selling, general and administrative expenses in the three months ended March 31, 2018 was primarily due to higher consulting expenses and audit related expenses compared to the corresponding period in 2017. Stock-based compensation expense recognized related to selling, general and administrative personnel was $283,000 and $268,000 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, we had 23 selling, general and administrative employees compared with 24 as of March 31, 2017. We expect selling, general and administrative expenses in the near future to be comparable to the first quarter of 2018.

Other income (expense). Interest and other income was $158,000 and $36,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in interest and other income in the three months ended March 31, 2018 was primarily the result of higher interest income generated from our investments as a result of higher yields and higher average balances in the first quarter of 2018 compared with the same period in 2017.

Interest and other expense was $623,000 and $583,000 for the three months ended March 31, 2018 and 2017, respectively. The increase in interest and other expense in the three months ended March 31, 2018 was primarily due to higher interest expenses recorded for the term loan amended in February 2018 compared with the same period in 2017.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $44.3 million at March 31, 2018 compared to $36.9 million at December 31, 2017. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of March 31, 2018 and December 31, 2017. The increase in cash, cash equivalents and investments during the three months ended March 31, 2018 was primarily due to the receipt of $14.2 million of cash from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and from payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We used $6.7 million of cash in operating activities in the three months ended March 31, 2018 compared to $9.1 million used for the corresponding period in 2017. The decrease in cash used in operating activities was primarily due to increased payments received from collaboration partners and customers as well as decreased cash used to fund operations, partially offset by changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities in the three months ended March 31, 2018 compared to the corresponding period in 2017.

We received $2.5 million of cash from investing activities for the three months ended March 31, 2018 compared to $7.2 million for the corresponding period in 2017. The decrease in cash received from investing activities was primarily due to a decrease in proceeds from maturities of available-for-sale securities for the three months ended March 31, 2018 compared to the corresponding period in 2017. We anticipate incurring capital expenditures of approximately $100,000 in 2018 to purchase research and development and other capital equipment.

We received $14.1 million of cash from financing activities for the three months ended March 31, 2018 compared to $757,000 for the corresponding period in 2017. The increase in cash received from financing activities was primarily due to higher net proceeds received from issuances of common stock in the three months ended March 31, 2018 compared with the corresponding period in 2017. During the three months ended March 31, 2018, we raised net proceeds (net of commission) of approximately $13.7 million from the sale of 8.2 million shares of common stock at a weighted average price of $1.73 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.  As of May 3, 2018, we had up to approximately $514,000 of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under our shelf registration statement.

We anticipate that cash used in operating activities in the second quarter of 2018 will decrease compared to the first quarter ended March 31, 2018 due to the decreased development expenses for POSIMIR in the second quarter of 2018.

During the three months ended March 31, 2018, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, existing debt and contractual commitments and planned capital expenditures through at least the next 12 months from the date the financial statements are filed. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Additionally, we do not expect to generate significant revenues from our pharmaceutical products currently under development for at least the next twelve months, if at all. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources, including:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements; and/or
•	public or private debt.

There can be no assurance that we will enter into additional collaborative agreements in the near term, will earn milestone revenues or that additional capital will be available on favorable terms, if at all.  Failure of our stockholders to approve an increase to our authorized number of shares of common stock at our 2018 annual meeting of stockholders could also adversely affect our ability to raise additional capital.  If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares).

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Also, because our Epigenetic Regulator Program is in early stages, we have not defined with precision those indications we wish to pursue, each of which may have unique challenges. If the first indications pursued do not show positive results, the credibility of any product candidate from this program may be tarnished, even if the molecule might be effective for other indications. Our decisions regarding which indications to pursue may cause us to fail to capitalize on indications that could have given rise to viable commercial products and profitable market opportunities.

Early indications of activity from Phase 1 clinical trials of DUR-928 may not predict the results of later trials

While Phase 1 clinical trials of DUR-928 have shown a dose dependent reduction of certain biomarkers after a single oral dose in patients with NASH or CKD, these trials are designed to assess the safety of DUR-928, and are not designed to evaluate its efficacy. Additional controlled Phase 2 and Phase 3 trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH and CKD. There can be no assurance that these studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner. The failure of DUR-928 to show efficacy in Phase 2 or Phase 3 clinical trials would significantly harm our business.

Plans and prospects for POSIMIR are uncertain following the failure of the PERSIST trial to achieve its primary endpoint.

The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate our agreement with them on thirty days’ notice.  Sandoz may elect to terminate the agreement, in which case we will not receive any milestone or royalty payments under the agreement and will be responsible for commercialization of POSIMIR in the United States, if approved.  Even if Sandoz does not terminate the agreement, we remain responsible for obtaining approval of POSIMIR from the Food and Drug Administration.  The decision whether to continue the development of POSIMIR and seek regulatory approval will require further analysis of the PERSIST trial data and other clinical data for POSIMIR, as well as possible regulatory approval strategies.  We may elect to terminate development of POSIMIR.  If we elect to continue to develop and seek approval for POSIMIR, we may be required to make a larger investment than previously planned, which would limit the funds available for other product development activities or require us to raise capital earlier than anticipated.  It may also take longer to receive FDA approval than anticipated, and such approval may never occur.

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

We will require and may have difficulty raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our pharmaceutical product candidates. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the marketing and distribution of our product candidates. Additional funds may not be available on acceptable terms, if at all. Failure of our stockholders to approve an increase to our authorized number of shares of common stock at our 2018 annual meeting of stockholders could also adversely affect our ability to raise additional capital. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs for at least the next 12 months from the date the financial statements are filed. However, our actual capital requirements will depend on many factors, including:

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER, POSIMIR and ORADUR-Methylphenidate ER to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, ORADUR-Methylphenidate ER, REMOXY ER or RBP-7000, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for DUR-928, RBP-7000, REMOXY ER, POSIMIR or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18. We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  While the number of subjects involved was small and not designed to assess efficacy, we did observe decreases in bilirubin and CK-18 when those levels were meaningfully elevated pre-treatment, although these results were not statistically significant.  We are currently conducting a Phase 2a trial in patients with PSC and a Phase 2a trial in patients with Alcoholic Hepatitis. In addition, we conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 and plan to evaluate our lead formulation in a future Phase 2 proof-of-concept trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be completed on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

RBP-7000 – In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for RBP-7000, Indivior’s investigational once-monthly injectable risperidone product for the treatment of schizophrenia.  Indivior submitted a new drug application to the U.S. FDA on September 28, 2017 to seek marketing approval for RBP-7000.  Indivior has stated that this NDA submission includes the results from a pivotal Phase 3 study assessing the efficacy and safety of RBP-7000 and an open-label, long-terms safety study.  Indivior noted that in the pivotal randomized, double-blind, placebo-controlled study, RBP-7000 demonstrated statistically significant clinical improvement compared to placebo based on changes in mean Positive and Negative Syndrome Scale (PANSS) total and Clinical Global Impression-Severity of Illness (CGI-S) scores at 8 weeks.  In December 2017, Indivior announced that the FDA had accepted the NDA for RBP-7000 and that the FDA has set a PDUFA target action date of July 28, 2018. There can be no assurance that RBP-7000 will obtain marketing approval from the FDA in a timely manner or at all.

•

REMOXY ER— Following multiple complete response letters and additional studies, including on abuse-deterrence, and resubmission of the NDA for REMOXY ER. On March 1, 2018, Pain Therapeutics announced that the FDA has determined that the NDA is sufficiently complete to permit a substantive review and the FDA has set a PDUFA target action date of August 7, 2018.  On March 19, 2018, Pain Therapeutics announced that the FDA will hold an Advisory Committee Meeting to discuss the NDA for REMOXY ER, and the tentative date for this meeting is June 26, 2018.  There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a commercialization partner.

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
•

ORADUR-ADHD—  In 2013, we and Orient Pharma, our licensee in defined Asian and South Pacific countries, selected a lead formulation of ORADUR-Methylphenidate based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In 2017, Orient Pharma completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study. The primary efficacy measure in this study was the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).   There were no serious adverse events in this pivotal study.  Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products. We understand that Orient Pharma is pursuing a New Drug Application with the Taiwan FDA for ORADUR-Methylphenidate ER.   We have started a process of contacting potential development and commercialization partners for major markets not licensed to Orient Pharma. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate ER to obtain marketing approval by the Taiwan FDA or the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not currently licensed to Orient Pharma.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of March 31, 2018, we had $826,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including DUR-928, REMOXY ER and POSIMIR. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable cost, then we and our third-party collaborators may not be able to commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of March 31, 2018, had an accumulated deficit of approximately $451.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our product candidates, including DUR-928, REMOXY ER and POSIMIR, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of REMOXY ER, POSIMIR and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

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

As of May 3, 2018, we owned or exclusively in-licensed over 50 unexpired issued U.S. patents and over 410 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 25 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes ten in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, 2038, 2038 and 2039, respectively, plus any eligible patent term adjustments and extensions. Of the eleven patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nine have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes twelve granted patents. The patent family providing protection until at least 2031 includes two granted patents. The patent family providing protection until at least 2034 includes four granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by six granted patents with two expiring in 2023, three expiring in 2026, and one expiring in 2028, plus any eligible patent term extensions.

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

The patent laws of the United States have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court and other courts with respect to the standards of patentability, constitutionality of inter partes reviews, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changed patent priority from “first to invent” to “first to file,” implemented a post-grant opposition system for patents and provided a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at March 31, 2018. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2017 and determined that goodwill was not impaired as of December 31, 2017. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since March 31, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

We utilize information technology, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna

Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, and others have development plans for products to treat NAFLD/NASH, PSC or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, AbbVie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including DUR-928, REMOXY ER and POSIMIR, if approved. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we are developing;
•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products; and
•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations, hospital formularies and other health plan administrators.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. In 2017, we raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share.   In the first quarter of 2018, we raised net proceeds (net of commissions) of approximately $13.7 million from the sale of approximately 8.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.73 per share. Between April 1, 2018 and April 9, 2018, we raised net proceeds (net of commissions) of approximately $3.1 million from the sale of approximately 1.5 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $2.22 per share.  As of May 3, 2018, we had up to approximately $514,000 of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name
10.1 31.1

First Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated February 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2018).

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

Date: May 9, 2018

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: May 9, 2018