Form 10-Q
period 2018-06-30
DURECT CORP
filed 2018-08-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2018, there were 162,001,652 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$37,338	$29,375
Short-term investments	5,061	7,384
Accounts receivable (net of allowances of $57 at June 30, 2018 and $155 at December 31, 2017)	1,465	2,376
Inventories, net	3,263	3,163
Prepaid expenses and other current assets	2,691	3,060
Total current assets	49,818	45,358
Property and equipment, net	749	929
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	282	277
Total assets	$57,398	$53,113
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$895	$1,520
Accrued liabilities	4,520	5,511
Contract research liabilities	710	834
Deferred revenue, current portion	203	682
Term loan, current portion, net	7,520	7,281
Total current liabilities	13,848	15,828
Deferred revenue, non-current portion	623	1,093
Term loan, non-current portion, net	12,341	12,634
Other long-term liabilities	2,317	2,070
Commitments and contingencies
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	486,863	465,246
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(458,610)	(443,772)
Stockholders’ equity	28,269	21,488
Total liabilities and stockholders’ equity	$57,398	$53,113

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaborative research and development and other revenue	$645	$1,268	$1,741	$1,702
Product revenue, net	2,768	3,051	5,160	7,184
Total revenues	3,413	4,319	6,901	8,886
Operating expenses:
Cost of product revenues	1,084	924	2,258	2,467
Research and development	6,120	9,079	13,072	16,627
Selling, general and administrative	2,816	3,681	6,010	6,724
Total operating expenses	10,020	13,684	21,340	25,818
Loss from operations	(6,607)	(9,365)	(14,439)	(16,932)
Other income (expense):
Interest and other income	240	39	398	75
Interest expense	(644)	(601)	(1,267)	(1,184)
Net other expense	(404)	(562)	(869)	(1,109)
Net loss	$(7,011)	$(9,927)	$(15,308)	$(18,041)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	1	2	1	-
Total comprehensive loss	$(7,010)	$(9,925)	$(15,307)	$(18,041)
Net loss per share
Basic	$(0.04)	$(0.07)	$(0.10)	$(0.13)
Diluted	$(0.04)	$(0.07)	$(0.10)	$(0.13)
Weighted-average shares used in computing net loss per share
Basic	161,621	142,532	157,612	142,176
Diluted	161,621	142,532	157,612	142,176

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,308)	$(18,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	221	224
Stock-based compensation	1,300	1,228
Amortization of debt issuance cost	51	31
Net amortization (accretion) on investments	41	(65)
Changes in assets and liabilities:
Accounts receivable	911	(231)
Inventories	(98)	68
Prepaid expenses and other assets	364	(1,013)
Accounts payable	(625)	(303)
Accrued and other liabilities	1,122	1,154
Contract research liabilities	(124)	1,348
Deferred revenue	(479)	18,977
Total adjustments	2,684	21,418
Net cash (used in) provided by operating activities	(12,624)	3,377
Cash flows from investing activities
Purchases of property and equipment	(41)	(17)
Purchases of available-for-sale securities	(6,835)	-
Proceeds from maturities of available-for-sale securities	9,118	16,610
Net cash provided by investing activities	2,242	16,593
Cash flows from financing activities
Payments on equipment financing obligations	(6)	(6)
Payment of additional issuance cost for term loan	(105)	-
Net proceeds from issuances of common stock	18,456	5,037
Net cash provided by financing activities	18,345	5,031
Net increase in Cash, cash equivalents, and restricted cash	7,963	25,001
Cash, cash equivalents, and restricted cash, beginning of the period	29,525	5,554
Cash, cash equivalents, and restricted cash, end of the period (1)	$37,488	$30,555
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,860	$1,600

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at both June 30, 2018 and June 30, 2017.

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

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2018, the operating results and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2018, the Company had an accumulated deficit of $458.6 million as well as negative cash flows from operating activities for the six months ended June 30, 2018.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories, in part, include certain excipients that are sold to a customer for a currently marketed animal health product and included in several products in development or awaiting regulatory approval. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration dates. The valuation of inventory requires management to estimate the value of inventory that may become expired prior to use. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable. As of June 30, 2018, the remaining carrying value of the excipient in the Company’s inventory was $70,000. In the event that management determines that the Company will not utilize all of these materials, there could be a potential write-off related to this inventory. If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$247	$282
Work in process	1,401	1,182
Finished goods	1,615	1,699
Total inventories	$3,263	$3,163

Revenue Recognition

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The Company recorded a net increase to opening retained earnings of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the three and six months ended June 30, 2018 as a result of applying Topic 606.

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

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any significant royalty revenue resulting from our collaborative arrangements or any earn-out revenue from our patent purchase agreement with Indivior.

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

Total revenue by geographic region for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$2,124	$2,273	$4,198	$5,374
Europe	745	1,200	1,503	1,677
Japan	285	407	572	770
Other	259	439	628	1,065
Total	$3,413	$4,319	$6,901	$8,886

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of ASC 606 Revenue – Revenue from Contract with Customers was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC606	Balance at January 1, 2018
Condensed Balance Sheets

Liabilities
Deferred revenue, non-current portion	$1,093	$470	$623
Equity
Accumulated deficit	$(443,772)	$470	$(443,302)

During the three and six months ended June 30, 2018, the Company did not recognize any revenue as a result of changes in the contract asset and the contract liability balances associated with the Company’s deferred research and development revenues for the Company’s collaboration agreements as a result of adoption of ASC 606.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on condensed balance sheets, condensed statements of comprehensive loss, and condensed statements of cash flows for the period ended June 30, 2018 was as follows (in thousands):

	As of June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Balance Sheets
Liabilities
Deferred revenue, non-current portion	$623	$1,093	$(470)

	For the six months ended June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Comprehensive Loss
Collaborative research and development and other revenue	$1,741	$1,741	$-
Product revenue, net	5,160	5,160	-
Total revenues	$6,901	$6,901	$-

	For the six months ended June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Cash Flow
Cash flow from Operating Activities
Deferred revenue, non-current portion	$(479)	$-	$(479)

For the reporting periods before January 1, 2018, revenue was recognized under ASC 605, Revenue Recognition. For a detailed description for our revenue recognition policy prior to January 1, 2018, please see Note 1, “Revenue Recognition” to our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

Comprehensive Income (Loss)

Components of other comprehensive income (loss) are comprised entirely of unrealized gains and losses on the Company’s available-for-sale securities for all periods presented. Total comprehensive loss has been presented in the Company’s Statements of Comprehensive Loss.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerators:
Net loss	(7,011)	(9,927)	(15,308)	(18,041)
Denominator:
Weighted average shares used to compute basic net loss per share	161,621	142,532	157,612	142,176
Dilutive common shares from stock options and ESPP	-	-	-	-
Weighted average shares used to compute diluted net loss per share	161,621	142,532	157,612	142,176
Net loss per share:
Basic	$(0.04)	$(0.07)	$(0.10)	$(0.13)
Diluted	$(0.04)	$(0.07)	$(0.10)	$(0.13)

Options to purchase approximately 13.4 million and 14.7 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2018, respectively, as the effect would be anti-dilutive. Options to purchase approximately 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for each of the three and six months ended June 30, 2017, respectively, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively. The Company has adopted the amendments provided in ASU 2016-18 in these condensed financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this update are applied using a retrospective transition method to each period presented. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $150,000 of restricted cash and restricted cash equivalents as of both June 30, 2018 and June 30, 2017. Restricted cash and restricted cash equivalents are included in long-term restricted investments in the accompanying condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its condensed financial statements as of June 30, 2018 and December 31, 2017.

Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years, with early adoption permitted. The Company is evaluating the impact that the adoption of this amendment will have on its financial position, results of operations, and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company expects adoption to increase the assets and liabilities recorded on its condensed balance sheet and increase the level of disclosures related to leases. The Company is currently assessing the effect that the ASU will have on its financial position, results of operations, and disclosures and anticipates recognition of additional assets and corresponding liabilities related to leases on the Company’s Condensed Balance Sheets upon adoption of the ASU.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaborator
Sandoz AG (Sandoz) (1)	$-	$769	$-	$769
Santen Pharmaceutical Co. Ltd. (Santen) (2)	-	54	1	148
Pain Therapeutics, Inc. (Pain Therapeutics)	-	81	-	105
Zogenix, Inc. (Zogenix) (3)	-	42	-	86
Others (4)	645	322	1,740	594
Total collaborative research and development and other revenue	$645	$1,268	$1,741	$1,702

(1)	Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $769,000 for the corresponding periods in 2017.
(2)	Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $48,000 and $105,000 for the corresponding periods in 2017.
(3)

Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $42,000 and $84,000 for the corresponding periods in 2017. In August 2017, the Company and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday.

(4)     Includes revenue recognized associated with the Company’s feasibility agreements for each of the three and six months ended June 30 2018 and 2017.

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

Total collaborative research and development revenue recognized by the Company for Sandoz was zero for each of the three and six months ended June 30, 2018, compared with $769,000 for the corresponding periods in 2017. The cumulative aggregate payments received by the Company from Sandoz as of June 30, 2018 were $20.0 million under this agreement.

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Agreement”) with Indivior UK Limited (“Indivior”).  Pursuant to the Agreement, the Company has assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS™ (risperidone), Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to DURECT of $12.5 million.  Indivior also agreed to make an additional $5.0 million payment to DURECT contingent upon NDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending through at least 2026.  DURECT also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company did not have any continuing obligations under the purchase agreement.

On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering the $5.0 million payment to DURECT.

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

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of June 30, 2018, the Company had received $1.5 million in cumulative milestone payments.

 In March 2016, Pain Therapeutics resubmitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA), and in September 2016, Pain Therapeutics received a Complete Response Letter from the FDA for REMOXY ER. Based on its review, the FDA has determined that the NDA cannot be approved in its present form and specifies additional actions and data that are needed for drug approval. In February 2018, Pain Therapeutics stated that they had resubmitted the REMOXY ER NDA. On June 26, 2018, a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA voted 14 to 3 against the approval of REMOXY ER.  The PDUFA date for completion of the review is August 7, 2018.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was zero for each of the three and six months ended June 30, 2018 respectively, compared with $81,000 and $105,000 for the corresponding periods in 2017. The cumulative aggregate payments received by the Company from Pain Therapeutics as of June 30, 2018 were $40.4 million under this agreement.

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

In August 2017, the Company and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights are returned to the Company, and Zogenix has transferred to the Company all regulatory filings and development information related to Relday.   As a result of the termination of the Zogenix agreement, the Company recognized revenue during the third quarter of 2017 for the remaining $750,000 of deferred revenue related to the upfront fee as the Company had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

The following table provides a summary of collaborative research and development revenue recognized under the agreements with Zogenix (in thousands). The cumulative aggregate payments received by the Company as of June 30, 2018 were $20.1 million under these agreements.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Ratable recognition of upfront payment	$-	$42	$-	$84
Research and development expenses reimbursable by Zogenix	-	-	-	2
Total collaborative research and development revenue	$-	$42	$-	$86

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2018). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of June 30, 2018, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Ratable recognition of upfront payment	$-	$48	$-	$105
Research and development expenses reimbursable by Santen	-	6	1	43
Total collaborative research and development revenue	$-	$54	$1	$148

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2018 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$592	$-	$-	$592
Certificates of deposit	150	-	-	150
Commercial paper	40,477	-	-	40,477
	$41,219	$-	$-	$41,219
Reported as:
Cash and cash equivalents	$36,008	$-	$-	$36,008
Short-term investments	5,061	-		5,061
Long-term restricted investments	150	-	-	150
	$41,219	$-	$-	$41,219

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$568	$-	$-	$568
Certificates of deposit	150	-	-	150
Commercial paper	33,307	-	-	33,307
Corporate debt	1,298	-	(1)	1,297
	$35,323	$-	$(1)	$35,322
Reported as:
Cash and cash equivalents	$27,788	$-	$-	$27,788
Short-term investments	7,385	-	(1)	7,384
Long-term restricted investments	150	-	-	150
	$35,323	$-	$(1)	$35,322

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2018, by contractual maturity (in thousands):

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$40,627	$40,627
	$40,627	$40,627

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2018.

As of June 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2018, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of product revenues	$23	$28	$48	$56
Research and development	338	315	691	684
Selling, general and administrative	278	220	561	488
Total stock-based compensation	$639	$563	$1,300	$1,228

As of June 30, 2018 and December 31, 2017, $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock Options
Risk-free rate	2.8-3.0%	2.0-2.3%	2.7-3.0%	2.0-2.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.5-10.0	6.8-10.0	7.0-10.0	6.8-10.0
Volatility	79-85%	75-81%	79-86%	75-82%

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Risk-free rate	2.1%	1.0%	1.3-2.1%	0.6-1.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	66%	44%	66-146%	44-81%

Note 5. Term Loan

In July 2016, the Company entered a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 9.40% as of June 30, 2018) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of June 30, 2018, are as follows (in thousands):

Six months ended December 31, 2018	$2,711
2019	12,463
2020	8,845
Total minimum payments	24,019
Less amount representing interest	(4,019)
Gross balance of term loan	20,000
Less unamortized debt discount	(139)
Carrying value of term loan	19,861
Less term loan, current portion, net	(7,520)
Term loan, non-current portion, net	$12,341

As of June 30, 2018, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Note 6. Stockholders’ Equity

During the three months ended June 30, 2018, the Company raised net proceeds (net of commissions) of approximately $3.1 million from the sale of 1,458,151 shares of the Company’s common stock in the open market at a weighted average price of $2.22 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering).

During the six months ended June 30, 2018, the Company raised net proceeds (net of commissions) of approximately $16.8 million from the sale of 9,629,426 shares of the Company’s common stock in the open market at a weighted average price of $1.80 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering).

Note 7.	Subsequent Events

            On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering a $5 million milestone payment to DURECT.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of REMOXY ER, DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
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

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. There are many mechanisms, but only one phenotype of steatohepatitis.  Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD), including its more advanced stage, alcoholic steatohepatitis (ASH), develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol, but may occur in individuals who drink less, and is a major contributor to the global burden of liver cirrhosis. Alcoholic hepatitis (AH), an acute, inflammatory form of AFLD, occurs in approximately 20% of AFLD patients, and there are no effective therapeutics available to treat this condition. There is a growing appreciation for the pathological overlap between NASH and ASH.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop DUR-928, such as primary sclerosing cholangitis (PSC).

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

We are conducting a Phase 2a trial in PSC with orally administered DUR-928.  The Phase 2a trial is a randomized, open label study with two cohorts (a cohort of 10 mg and a cohort of 50 mg), in which patients (n = 20 per cohort) receive oral dosing of DUR-928 for four weeks with follow-up for an additional four weeks. The objectives of this study include safety, PK and pharmacodynamic (PD) markers, including the percent change from baseline of serum alkaline phosphatase (ALP) and other biomarkers.   As an open label study, we expect to generate interim data in 2018.  PSC is a chronic liver disease characterized by a progression of cholestasis (decrease in bile flow) with inflammation and fibrosis of bile ducts.  Over time, PSC leads to liver failure, infections and tumors of the bile duct or liver, and ultimately may require a liver transplant.  There is no approved treatment for PSC at this time.  We have received orphan drug designation for DUR-928 to treat patients with PSC.  We believe that data generated from this trial will be relevant to other chronic inflammatory, fibrotic and cholestatic liver conditions.

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

Clinical program.  We have conducted an exploratory proof-of-concept (POC) Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The decision to proceed with clinical testing was based on the anti-inflammatory activities of DUR-928, as well as the results of a psoriasis study with DUR-928 in mice. The double-blinded and placebo-controlled Phase 1b trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.  We feel that the initial results were encouraging and warrant further investigation.  As a result, we are moving forward to initiate a placebo-controlled Phase 2a trial using a topical formulation of DUR-928 in patients with localized psoriasis.  We have had pre-IND interactions with the FDA and recently completed the last non-clinical study requested by the FDA prior to submitting the IND for a Phase 2 proof-of-concept study with topically applied DUR-928. We expect to initiate this study in the third quarter of 2018.

POSIMIR® (SABER®-Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. In May 2017, we signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR in the United States.  DURECT retains the development and commercialization rights to POSIMIR in all other countries. Closing of this transaction occurred in June 2017 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In May 2018, the agreement with Sandoz was amended. Pursuant to the amendment, we are eligible for up to $30 million in milestone payments based on NDA approval, and remain eligible for up to an additional $230 million in sales-based milestones.  Pursuant to the amendment, each party is also permitted to develop or commercialize competing products.  The amendment also includes modifications to our development obligations and to both parties’ termination provisions, including a right for us to terminate for convenience prior to NDA approval, and a new termination fee payable to us in the event that Sandoz terminates the agreement for convenience.  Except as expressly set forth in the amendment, the license agreement remains in full force and effect.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. Additionally, we switched the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours became the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remained the same.  In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We continue to evaluate and consider potential next steps with the program.

PERSERIS™

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to DURECT of $12.5 million.  Indivior also agreed to make an additional $5 million payment to DURECT contingent upon FDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS.   On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS. On July 30, 2018 Indivior stated that it is reviewing the appropriate launch timing for PERSERIS; Indivior further stated that they commit to providing a launch timing as soon as reasonably practicable, but no later than when its Q3 2018 results are announced which is currently scheduled for November 1, 2018.

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

Pain Therapeutics submitted an NDA for REMOXY ER to the FDA in June 2008, and in November 2008 the FDA accepted the NDA and granted priority review. Following multiple complete response letters and additional studies, including on abuse-deterrence, on February 13, 2018, Pain Therapeutics stated that the REMOXY ER NDA had been resubmitted, and on March 1, 2018, Pain Therapeutics announced that the FDA had determined that the NDA was sufficiently complete to permit a substantive review. On June 26, 2018, a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA voted 14 to 3 against the approval of REMOXY ER.  The Prescription Drug User Fee Act (PDUFA) date for completion of the review is August 7, 2018.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2018, we had an accumulated deficit of $458.6 million. Our net loss was $7.0 million and $15.3 million for the three and six months ended June 30, 2018, respectively. Our net losses were $3.7 million and $34.5 million for the years ended December 31, 2017 and 2016, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the second quarter of 2018 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the third quarter of 2018 to increase compared to the second quarter of 2018. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operations

Three and six months ended June 30, 2018 and 2017

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

We expect our collaborative research and development revenue in the third quarter of 2018 to increase compared to the second quarter of 2018. We expect our collaborative research and development revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations and our existing third party collaborators’ commitment to and progress in the research and development programs. The collaborative research and development and other revenues associated with our major collaborators are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaborator
Sandoz AG (Sandoz) (1)	$-	$769	$-	$769
Santen Pharmaceutical Co. Ltd. (Santen) (2)	-	54	1	148
Pain Therapeutics, Inc. (Pain Therapeutics)	-	81	-	105
Zogenix, Inc. (Zogenix) (3)	-	42	-	86
Others (4)	645	322	1,740	594
Total collaborative research and development and other revenue	$645	$1,268	$1,741	$1,702

(1)	Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $769,000 for the corresponding periods in 2017.
(2)	Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $48,000 and $105,000 for the corresponding periods in 2017.
(3)

Amounts related to ratable recognition of upfront fees were zero for each of the three and six months ended June 30, 2018, compared to $42,000 and $84,000 for the corresponding periods in 2017. In August 2017, we and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday.

(4)     Includes revenue recognized associated with our feasibility agreements for each of the three and six months ended June 30, 2018 and 2017.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in REMOXY ER and in a currently marketed animal health product. Net product revenues were $2.8 million and $5.2 million in the three and six months ended June 30, 2018, respectively, compared to $3.1 million and $7.2 million for the corresponding periods in 2017. The decreases in the three and six months ended June 30, 2018 were primarily attributable to lower revenue from our LACTEL product line and from our ALZET mini pump product line as a result of lower units sold from these product lines compared to the corresponding periods in 2017. We did not generate any product revenue from the sale of a certain excipient included in REMOXY ER and in a currently marketed animal health product in the three and six months ended June 30, 2018 and 2017.

Cost of product revenues

Cost of product revenues were $1.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively, compared to $924,000 and $2.5 million for the corresponding periods in 2017. The increase in the cost of product revenue in the three months ended June 30, 2018 was primarily the result of higher manufacturing costs for units sold related to our LACTEL product line and our ALZET product line compared to the corresponding period in 2017. The decrease in the cost of product revenue in the six months ended June 30, 2018 was primarily the result of lower cost of goods sold related to our LACTEL product line arising from lower units sold, partially offset by higher cost of goods sold related to our ALZET product line due to higher manufacturing costs for units sold in the six months ended June 30, 2018 compared to the corresponding period in 2017. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $23,000 and $48,000 for the three and six months ended June 30, 2018, respectively, compared to $28,000 and $56,000 for the corresponding periods in 2017.

We had 21 manufacturing employees as of June 30, 2018 and 2017. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $6.1 million and $13.1 million for the three and six months ended June 30, 2018, respectively, compared to $9.1 million and $16.6 million for the corresponding periods in 2017. The decrease in the three months ended June 30, 2018 was primarily attributable to lower research and development costs associated with POSIMIR, REMOXY ER, the Santen ophthalmic program, ORADUR-ADHD, Relday and other research programs, partially offset by higher research and development costs associated with DUR-928 and depot injectable programs compared to the corresponding period in 2017, as more fully discussed below. The decrease in the six months ended June 30, 2018 was primarily attributable to lower research and development costs associated with POSIMIR, REMOXY ER, the Santen ophthalmic program, Relday and other research programs, partially offset by higher research and development costs associated with DUR-928, depot injectable programs and ORADUR-ADHD compared to the corresponding period in 2017, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $338,000 and $691,000 for the three and six months ended June 30, 2018, respectively, compared to $315,000 and $684,000 for the corresponding periods in 2017. As of June 30, 2018, we had 48 research and development employees compared with 50 as of June 30, 2017. We expect research and development expenses in the near future to increase compared to the second quarter of 2018 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
DUR-928	$3,745	$3,548	$7,833	$6,602
POSIMIR	1,523	4,837	3,261	8,578
Depot injectable programs	714	488	1,687	944
ORADUR-ADHD	20	22	52	37
Santen ophthalmic program (1)	3	8	11	49
REMOXY ER (1)	7	61	11	96
Relday (1)	3	5	3	31
Others	105	110	214	290
Total research and development expenses	$6,120	$9,079	$13,072	$16,627

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, Zogenix and Santen.

DUR-928

Our research and development expenses for DUR-928 were $3.7 million and $7.8 million in the three and six months ended June 30, 2018, respectively, compared to $3.5 million and $6.6 million for the corresponding periods in 2017. The increases in the three and six months ended June 30, 2018 were primarily due to higher contract manufacturing expenses, higher non-clinical study expenses and higher employee-related expenses incurred for this drug candidate compared with the corresponding periods in 2017.

POSIMIR

Our research and development expenses for POSIMIR were $1.5 million and $3.3 million in the three and six months ended June 30, 2018, respectively, compared to $4.8 million and $8.6 million for the corresponding periods in 2017. The decreases in the three and six months ended June 30, 2018 were primarily due to lower clinical trial expenses and lower employee-related expenses for POSIMIR compared with the corresponding periods in 2017.

Depot injectable programs

Our research and development expenses for depot injectable programs were $714,000 and $1.7 million in the three and six months ended June 30, 2018, respectively, compared to $488,000 and $944,000 for the corresponding periods in 2017. The increases in the three and six months ended June 30, 2018 were primarily due to higher employee-related costs and higher costs related to research supplies for these programs compared with the corresponding periods in 2017.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $20,000 and $52,000 in the three and six months ended June 30, 2018, respectively, compared to $22,000 and $37,000 for the corresponding periods in 2017. The decrease in the three months ended June 30, 2018 was primarily due to lower employee-related costs for the drug candidate compared with the corresponding periods in 2017. The increases in the six months ended June 30, 2018 were primarily due to higher employee-related costs for the drug candidate compared with the corresponding period in 2017.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $3,000 and $11,000 in the three and six months ended June 30, 2018, respectively, compared to $8,000 and $49,000 for the corresponding periods in 2017. The decreases in the three and six months ended June 30, 2018 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2017.

REMOXY ER

Our research and development expenses for REMOXY ER were $7,000 and $11,000 in the three and six months ended June 30, 2018, respectively, compared to $61,000 and $96,000 for the corresponding periods in 2017. The decreases in the three and six months ended June 30, 2018 were primarily due to lower employee-related costs for REMOXY ER compared with the corresponding periods in 2017.

Relday

Our research and development expenses for Relday were $3,000 in each of the three and six months ended June 30, 2018, respectively, compared to $5,000 and $31,000 for the corresponding periods in 2017. The decreases in the three and six months ended June 30, 2018 were primarily due to decreased development activities and lower employee-related costs incurred for this drug candidate compared with the corresponding periods in 2017. In August 2017, we and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 related to the development and commercialization of Relday.

Other DURECT research programs

Our research and development expenses for all other programs were $105,000 and $214,000 in the three and six months ended June 30, 2018, respectively, compared to $110,000 and $290,000 for the corresponding periods in 2017, respectively. The decreases in the three and six months ended June 30, 2018 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding periods in 2017.

We expect our research and development expenses in the near future to increase compared to the second quarter of 2018 as we expect to incur higher research and development expenses for DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $2.8 million and $6.0 million for the three and six months ended June 30, 2018, respectively, compared to $3.7 million and $6.7 million for the corresponding periods in 2017. The decreases in selling, general and administrative expenses in the three and six months ended June 30, 2018 were primarily due to an advisory fee incurred in the three and six months ended June 30, 2017 that related to the licensing agreement with Sandoz. Stock-based compensation expense recognized related to selling, general and administrative personnel was $278,000 and $561,000 for the three and six months ended June 30, 2018, respectively, compared to $220,000 and $488,000 for the corresponding periods in 2017.

We had 24 selling, general and administrative employees as of June 30, 2018 and 2017. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2018.

Other income (expense). Interest and other income was $240,000 and $398,000 for the three and six months ended June 30, 2018, respectively, compared to $39,000 and $75,000 for the corresponding periods in 2017. The increases in interest and other income in the three and six months ended June 30, 2018 were primarily the result of higher interest income generated from our investments as a result of higher yields and higher average balances in the three and six months ended June 30, 2018 compared with the same periods in 2017.

Interest expense was $644,000 and $1.3 million for the three and six months ended June 30, 2018, respectively, compared to $601,000 and $1.2 million for the corresponding periods in 2017. The increases in interest and other expense in the three and six months ended June 30, 2018 were primarily due to higher interest rates associated with the term loan compared with the same periods in 2017.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $42.5 million at June 30, 2018 compared to $36.9 million at December 31, 2017. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2018 and December 31, 2017. The increase in cash, cash equivalents and investments during the six months ended June 30, 2018 was primarily due to the receipt of $18.5 million of cash from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and from payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We used $12.6 million of cash in operating activities in the six months ended June 30, 2018 compared to $3.4 million received for the corresponding period in 2017. The increase in cash used in operating activities in the six months ended June 30, 2018 was primarily due to decreased payments received from collaboration partners and customers as we received the $20.0 million upfront fee from Sandoz in the six months ended June 30, 2017, partially offset by changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities in the six months ended June 30, 2018 compared to the corresponding period in 2017.

We received $2.2 million of cash from investing activities for the six months ended June 30, 2018 compared to $16.6 million for the corresponding period in 2017. The decrease in cash received from investing activities was primarily due to a decrease in proceeds from maturities of available-for-sale securities for the six months ended June 30, 2018 compared to the corresponding period in 2017. We anticipate incurring capital expenditures of approximately $100,000 in 2018 to purchase research and development and other capital equipment.

We received $18.3 million of cash from financing activities for the six months ended June 30, 2018 compared to $5.0 million for the corresponding period in 2017. The increase in cash received from financing activities was primarily due to higher net proceeds received from issuances of common stock in the six months ended June 30, 2018 compared with the corresponding period in 2017. During the six months ended June 30, 2018, we raised net proceeds (net of commission) of approximately $16.8 million from the sale of 9.6 million shares of common stock at a weighted average price of $1.80 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.  As of July 30, 2018, we had up to approximately $514,000 of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under our shelf registration statement.

We anticipate that cash used in operating activities in the third quarter of 2018 will decrease compared to the second quarter ended June 30, 2018 due to the $5 million milestone payment owed to DURECT from Indivior related to the July 2018 NDA approval of PERSERIS.

During the six months ended June 30, 2018, there have been no significant changes in our commercial commitments and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the extension of a building lease.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item  3.Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Plans and prospects for POSIMIR are uncertain following the failure of the PERSIST trial to achieve its primary endpoint

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

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.

We cannot predict how successful we will be at enrolling subjects in our clinical trials. Subject enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the prevalence and incidence of the conditions being studied in the clinical trials;
•	the perceived risks and benefits of our product candidates;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating;

•	the efforts to facilitate timely enrollment in clinical trials;
•	competition for patients from other clinical trials;
•	the willingness of potential clinical trial subjects to provide informed consent to participate in the trial;
•	the patient referral practices of physicians;
•	the ability to monitor subjects adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective subjects.

Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates or delays in regulatory filings and progression, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved.

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl. In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letters for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In July 2016, we entered into a Loan and Security Agreement (the 2016 Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with a maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The 2016 Loan Agreement provides for a floating interest rate (7.95% initially and 9.40% as of June 30, 2018) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. In February 2018, the Company and Oxford Finance entered into a First Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from March 1, 2018 to December 1, 2018 and to increase the additional payment due when the term loan becomes due or upon the prepayment of the facility from 9.25% of the principal amount of the term loan to 10% of such amount.  The interest rate and the maturity date remain unchanged, and the Company paid Oxford Finance a loan modification fee of $100,000. Our debt repayment obligations under the 2016 Loan Agreement may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control development or commercialization of REMOXY ER or PERSERIS

We have relied on Pain Therapeutics, King, and Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY ER. In October 2014, Pfizer notified Pain Therapeutics that Pfizer had decided to discontinue development of REMOXY ER and that Pfizer would return all rights, including responsibility for regulatory activities, to Pain Therapeutics. In September 2016, Pain Therapeutics received a Complete Response Letter for REMOXY ER, and following Pain Therapeutics resubmission of the NDA for REMOXY EY, a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA on June 26, 2018, voted 14 to 3 against the approval of REMOXY ER. We are dependent on Pain Therapeutics to obtain FDA approval of REMOXY ER, and there can be no assurance that Pain Therapeutics will continue development of REMOXY ER or that an NDA for REMOXY ER will ever be approved by the FDA. Any further delay or discontinuation in the development of REMOXY ER will harm our prospects and would be likely to have a negative effect on the price of our common stock.

We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that Indivior will launch PERSERIS commercially or it will obtain market acceptance and meaningful sales.  If Indivior does not launch and successfully commercialize PERSERIS, we will not receive earn-out payments under our agreement with them or those earn-out payments may be limited.

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

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. We have not yet completed development of any of our product candidates, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of REMOXY ER, POSIMIR and ORADUR-Methylphenidate ER to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, ORADUR-Methylphenidate ER or REMOXY ER, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for DUR-928, REMOXY ER, POSIMIR or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use for each targeted indication. The clinical development status of our major development programs is as follows:

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a dose dependent reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18.  We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  While the number of subjects involved was small and not designed to assess efficacy, we did observe decreases in bilirubin and CK-18 when those levels were meaningfully elevated pre-treatment, although these results were not statistically significant.  We are currently conducting a Phase 2a trial in patients with PSC and a Phase 2a trial in patients with Alcoholic Hepatitis. In addition, we conducted an initial exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we have developed several topical formulations of DUR-928 and plan to evaluate our lead formulation in a future Phase 2 proof-of-concept trial. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be conducted on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

PERSERIS—In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  On July 27 2018, Indivior announced that the FDA had approved the NDA for PERSERIS. On July 30, 2018 Indivior stated that it is reviewing the appropriate launch timing for PERSERIS; Indivior further stated that they commit to providing a launch timing as soon as reasonably practicable, but no later than when its Q3 2018 results are announced which is currently scheduled for November 1, 2018. There can be no assurance that Indivior will commercially launch PERSERIS in a timely manner or at all, or that if launched, it will obtain market acceptance and meaningful sales.

•

REMOXY ER—Following multiple complete response letters and additional studies, including on abuse-deterrence, Pain Therapeutics resubmitted the NDA for REMOXY ER in February 2018. On March 1, 2018, Pain Therapeutics announced that the FDA has determined that the NDA is sufficiently complete to permit a substantive review.  On June 26, 2018, a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and Drug Safety and Risk Management Advisory Committee of the FDA voted 14 to 3 against the approval of REMOXY ER.  The Prescription Drug User Fee Act (PDUFA) date for completion of the review is August 7, 2018.  There can be no assurance that Pain Therapeutics will successfully obtain marketing approval by the FDA on a timely basis or at all, or that Pain Therapeutics will obtain a commercialization partner.

•

POSIMIR—In April 2013, we submitted a new drug application as a 505(b)(2) application, which relies in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new Phase 3 clinical trial consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016, we decided to amend the PERSIST trial including by incorporating standard bupivacaine HCl as an active control. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing in Part 1. Additionally, we switched in Part 2 the primary efficacy endpoint (pain reduction on movement) from 0-72 hours after surgery to 0-48 hours after surgery. Assessing pain reduction on movement from 0-72 hours became the key secondary efficacy endpoint and other efficacy endpoints, including 72-hour opioid use, remained the same.  In October 2017, we reported that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.  While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We have been working to understand the trial results more fully and to consider potential next steps. There can be no assurance that Sandoz will continue as our commercial partner for POSIMIR in the United States, that we will continue to develop POSIMIR or that POSIMIR will ever successfully obtain regulatory approval from the FDA.

•

ORADUR-ADHD—In 2013, we and Orient Pharma, our licensee in defined Asian and South Pacific countries, selected a lead formulation of ORADUR-Methylphenidate based on its potential for rapid onset of action, long duration for once-a-day dosing and target pharmacokinetic profile as demonstrated in a Phase 1 trial. In 2017, Orient Pharma completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD age 6 to 18 years old.  Conducted in Taiwan, there were 110 subjects enrolled in this study, of which 99 evaluable subjects completed the study. The primary efficacy measure in this study was the superiority of ORADUR-Methylphenidate ER over placebo using the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form score.  The SNAP-IV rating scale contains 26 questions, classified as three components of ADHD symptoms (inattention, hyperactivity/impulsivity and oppositional defiant disorder).  For the primary efficacy endpoint, ORADUR-Methylphenidate was superior to placebo in a statistically significant manner (p=0.0044 for the intent to treat population and p=0.0032 for the per protocol population).   There were no serious adverse events in this pivotal study.  Orient Pharma’s analysis indicates that the incidence of adverse events was generally consistent with other ADHD products. We understand that Orient Pharma is pursuing a New Drug Application with the Taiwan FDA for ORADUR-Methylphenidate ER.   We are seeking development and commercialization partners for the major markets not licensed to Orient Pharma. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate ER to obtain marketing approval by the Taiwan FDA or the

U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not licensed to Orient Pharma.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of June 30, 2018, we had $826,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2018, had an accumulated deficit of approximately $458.6 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

As of July 30, 2018, we owned or exclusively in-licensed over 50 unexpired issued U.S. patents and over 400 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 25 pending U.S. patent applications and over 95 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2018. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2017 and determined that goodwill was not impaired as of December 31, 2017. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Risks Related To Our Industry

The market for our pharmaceutical product candidates and ALZET and LACTEL product lines is rapidly changing and competitive, and new products or technologies developed by others could impair our ability to grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

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

POSIMIR and REMOXY ER, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Pacira, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Purdue Pharma, Sandoz, Actavis, Collegium Pharmaceutical, Pfizer, Elite Pharmaceuticals, Intellipharmaceutics, Egalet, Teva Pharmaceuticals and others have also announced regulatory approval or development plans for abuse deterrent opioid products. PERSERIS will compete with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck,

Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

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

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  Competition for our LACTEL product line comes from companies including Evonik, Corbion, FUJIFILM Wako Pure Chemical Corporation, PCAS and others.  Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. We may in the future face competition from other companies including low cost foreign competitors.

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

Investors may experience substantial dilution of their investment

Investors may experience dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities or grant additional stock options to employees and consultants. In November 2015, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $125 million of securities from time to time in one or more public offerings of our common stock. In addition, in November 2015, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which we may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In April 2016, we completed an underwritten public offering in which we raised net proceeds of $16.1 million (after deducting underwriting discounts and commissions and offering expenses) through the sale of an aggregate of approximately 13.8 million shares of our common stock pursuant to an effective registration statement at a price to the public of $1.25 per share. In 2016, we raised net proceeds (net of commissions) of approximately $7.6 million from the sale of approximately 5.2 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.50 per share. In 2017, we raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share.   In the first half of 2018, we raised net proceeds (net of commissions) of approximately $16.8 million from the sale of approximately 9.6 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.80 per share.  As of July 30, 2018, we had up to approximately $514,000 of common stock available for sale under the Controlled Equity Offering program and approximately $67.8 million of common stock available for sale under the shelf registration statement. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the shelf registration statement, could adversely affect prevailing market prices for our common stock.

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

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Durect Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2018).

10.1	Addendum III to Lease between the Company and Northwest Asset Management Company dated as of April 10, 2018.

10.2+	First Amendment to the Development and Commercialization Agreement between the Company and SANDOZ AG effective as of May 4, 2018.

31.1	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2	Rule 13a-14(a) Section 302 Certification of Matthew J. Hogan.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Matthew J. Hogan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 2, 2018

	By:	/S/ MATTHEW J. HOGAN
Matthew J. Hogan Chief Financial Officer and Principal Accounting Officer

Date: August 2, 2018