Form 10-Q
period 2018-09-30
DURECT CORP
filed 2018-11-08
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 162,059,718 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$38,217	$29,375
Short-term investments	3,090	7,384
Accounts receivable (net of allowances of $68 at September 30, 2018 and $155 at December 31, 2017)	1,606	2,376
Inventories, net	3,485	3,163
Prepaid expenses and other current assets	2,870	3,060
Total current assets	49,268	45,358
Property and equipment, net	677	929
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	366	277
Total assets	$56,860	$53,113
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,152	$1,520
Accrued liabilities	5,200	5,511
Contract research liabilities	1,375	834
Deferred revenue, current portion	13	682
Term loan, current portion, net	10,390	7,281
Total current liabilities	18,130	15,828
Deferred revenue, non-current portion	812	1,093
Term loan, non-current portion, net	9,500	12,634
Other long-term liabilities	2,324	2,070
Commitments and contingencies
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	487,403	465,246
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(461,325)	(443,772)
Stockholders’ equity	26,094	21,488
Total liabilities and stockholders’ equity	$56,860	$53,113

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaborative research and development and other revenue	$5,691	$5,602	$7,432	$7,304
Product revenue, net	2,345	2,644	7,505	9,828
Revenue from sale of intellectual property rights	-	12,500	-	12,500
Total revenues	8,036	20,746	14,937	29,632
Operating expenses:
Cost of product revenues	912	3,105	3,170	5,572
Research and development	6,542	8,378	19,614	25,005
Selling, general and administrative	2,870	3,138	8,880	9,862
Total operating expenses	10,324	14,621	31,664	40,439
Income (Loss) from operations	(2,288)	6,125	(16,727)	(10,807)
Other income (expense):
Interest and other income	234	605	632	680
Interest expense	(661)	(619)	(1,928)	(1,803)
Net other expense	(427)	(14)	(1,296)	(1,123)
Net income (loss)	$(2,715)	$6,111	$(18,023)	$(11,930)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	-	3	1	3
Total comprehensive income (loss)	$(2,715)	$6,114	$(18,022)	$(11,927)
Net income (loss) per share
Basic	$(0.02)	$0.04	$(0.11)	$(0.08)
Diluted	$(0.02)	$0.04	$(0.11)	$(0.08)
Weighted-average shares used in computing net income (loss) per share
Basic	162,002	147,213	159,091	143,873
Diluted	162,002	151,885	159,091	143,873

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(18,023)	$(11,930)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Sale of intellectual property rights for non-operating purposes	-	(500)
Depreciation and amortization	162	333
Stock-based compensation	1,839	1,929
Inventory write-down	228	2,176
Amortization of debt issuance cost	80	46
Net amortization (accretion) on investments	70	(61)
Changes in assets and liabilities:
Accounts receivable	770	(1,026)
Inventories	(547)	(50)
Prepaid expenses and other assets	101	(937)
Accounts payable	(368)	(28)
Accrued and other liabilities	1,975	1,897
Contract research liabilities	541	(55)
Deferred revenue	(479)	14,295
Total adjustments	4,372	18,019
Net cash (used in) provided by operating activities	(13,651)	6,089
Cash flows from investing activities
Sale of intellectual property rights for non-operating purposes	-	500
Purchases of property and equipment	(73)	(81)
Purchases of available-for-sale securities	(6,893)	(5,248)
Proceeds from maturities of available-for-sale securities	11,118	18,533
Net cash provided by investing activities	4,152	13,704
Cash flows from financing activities
Payments on equipment financing obligations	(10)	(10)
Payment of additional issuance cost for term loan	(105)	-
Net proceeds from issuances of common stock	18,456	10,100
Net cash provided by financing activities	18,341	10,090
Net increase in Cash, cash equivalents, and restricted cash	8,842	29,883
Cash, cash equivalents, and restricted cash, beginning of the period	29,525	5,554
Cash, cash equivalents, and restricted cash, end of the period (1)	$38,367	$35,437
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$1,860	$1,600

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at both September 30, 2018 and September 30, 2017.

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Operations

DURECT Corporation (the Company) was incorporated in the state of Delaware on February 6, 1998.  The Company is a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from the Company’s Epigenetics Regulator Program, in which the Company attempts to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) Drug Delivery Programs, in which the Company applies its formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which the Company aims to improve in some manner through a new formulation. The Company has several products under development by itself and with third party collaborators. The Company also manufactures and sells osmotic pumps used in laboratory research, and designs, develops and manufactures a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, the Company conducts research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2018, the operating results and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of September 30, 2018, the Company had an accumulated deficit of $461.3 million as well as negative cash flows from operating activities for the nine months ended September 30, 2018.

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

The Company’s inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$256	$282
Work in process	1,540	1,182
Finished goods	1,689	1,699
Total inventories	$3,485	$3,163

Revenue Recognition

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The Company recorded a net increase to opening retained earnings of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

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

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaborative research and development revenues and net income (loss) in the period of adjustment. The Company earned a $5.0 million milestone payment from Indivior UK Limited (“Indivior”) upon NDA approval of PERSERIS in the three months ended September 30, 2018.

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

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any significant royalty revenue resulting from the Company’s collaborative arrangements or any earn-out revenue from the Company’s patent purchase agreement with Indivior.

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

Total revenue by geographic region for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	$1,931	$3,243	$6,129	$8,609
Europe	5,585	16,812	7,088	18,490
Japan	149	317	722	1,097
Other	371	374	998	1,436
Total	$8,036	$20,746	$14,937	$29,632

The cumulative effect of the changes made to the Company’s January 1, 2018 balance sheet for the adoption of ASC 606 Revenue – Revenue from Contract with Customers was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC606	Balance at January 1, 2018
Condensed Balance Sheets

Liabilities
Deferred revenue, non-current portion	$1,093	$470	$623
Equity
Accumulated deficit	$(443,772)	$470	$(443,302)

During the three and nine months ended September 30, 2018, the Company did not recognize any revenue as a result of changes in the contract asset and the contract liability balances associated with the Company’s deferred research and development revenues for the Company’s collaboration agreements as a result of adoption of ASC 606.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on condensed balance sheets, condensed statements of comprehensive loss, and condensed statements of cash flows for the period ended September 30, 2018 was as follows (in thousands):

	As of September 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Balance Sheets
Liabilities
Deferred revenue, non-current portion	$812	$1,282	$(470)

	For the nine months ended September 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Comprehensive Loss
Collaborative research and development and other revenue	$7,432	$7,432	$-
Product revenue, net	7,505	7,505	-
Total revenues	$14,937	$14,937	$-

	For the nine months ended September 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
Condensed Statements of Cash Flow
Cash flow from Operating Activities
Deferred revenue, non-current portion	$(479)	$-	$(479)

For the reporting periods before January 1, 2018, revenue was recognized under ASC 605, Revenue Recognition. For a detailed description for the Company’s revenue recognition policy prior to January 1, 2018, please see Note 1, “Revenue Recognition” to the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2017.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerators:
Net income (loss)	(2,715)	6,111	(18,023)	(11,930)
Denominator:
Weighted average shares used to compute basic net income (loss) per share	162,002	147,213	159,091	143,873
Dilutive common shares from stock options and ESPP	-	4,672	-	-
Weighted average shares used to compute diluted net income (loss) per share	162,002	151,885	159,091	143,873
Net income (loss) per share:
Basic	$(0.02)	$0.04	$(0.11)	$(0.08)
Diluted	$(0.02)	$0.04	$(0.11)	$(0.08)

Options to purchase approximately 17.2 million and 15.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2018, respectively, as the effect would be anti-dilutive. Options to purchase approximately 20.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the nine months ended September 30, 2017, as the effect would be anti-dilutive.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The FASB issued the update to clarify how restricted cash or restricted cash equivalents should be presented in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively. The Company has adopted the amendments provided in ASU 2016-18 in these condensed financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this update are applied using a retrospective transition method to each period presented. The cash, cash equivalents, restricted cash, and restricted cash equivalents balance included $150,000 of restricted cash and restricted cash equivalents as of both September 30, 2018 and December 31, 2017. Restricted cash and restricted cash equivalents are included in long-term restricted investments in the accompanying condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects and has recorded provisional amounts in its condensed financial statements as of September 30, 2018 and December 31, 2017.

Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The FASB issued the update to provide amended guidance to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” Additionally, under the new guidance an entity will be required to provide certain disclosures regarding stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and the guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The FASB issued the update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company expects adoption to increase the assets and liabilities recorded on its condensed balance sheet and increase the level of disclosures related to leases. The Company has identified the major leasing arrangements for which transition adjustments will be recorded and the package of practical expedients which will be elected. In addition, the Company anticipates recognition of additional assets and corresponding liabilities related to leases on the Company’s Condensed Balance Sheets upon adoption of the ASU.

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s major collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaborator/Counterparty
Indivior UK Limited (Indivior) (1)	$5,000	$-	$5,000	$-
Sandoz AG (Sandoz) (2)	-	3,846	-	4,615
Santen Pharmaceutical Co. Ltd. (Santen) (3)	-	85	1	234
Pain Therapeutics, Inc. (Pain Therapeutics)	-	4	-	109
Zogenix, Inc. (Zogenix) (4)	-	750	-	835
Others (5)	691	917	2,431	1,511
Total collaborative research and development and other revenue	$5,691	$5,602	$7,432	$7,304

(1)	Amount related to a $5.0 million milestone payment earned in each of the three and nine months ended September 30, 2018, compared to zero for the corresponding periods in 2017.
(2)

Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $3.8 million and $4.6 million for the corresponding periods in 2017.

(3)	Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $48,000 and $153,000 for the corresponding periods in 2017.
(4)

Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $750,000 and $833,000 for the corresponding periods in 2017. In August 2017, the Company and Zogenix terminated their Development and License Agreement dated July 11, 2011 relating to the development and commercialization of Relday.

(5)     Includes revenue recognized associated with the Company’s feasibility agreements for each of the three and nine months ended September 2018 and 2017.

Agreement with Sandoz AG

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR® (SABER®-bupivacaine) in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017. POSIMIR is the Company’s investigational post-operative pain relief depot that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. The Company retains commercialization rights in the rest of the world. Under terms of the agreement, Sandoz made an upfront payment of $20 million, and the Company remains eligible for up to an additional $30 million in milestone payments based on successful development and regulatory milestones, up to an additional $230 million in sales-based milestones, and a tiered double-digit royalty on product sales for a defined period.  DURECT was responsible for the completion of the ongoing PERSIST Phase 3 clinical trial for POSIMIR as well as FDA interactions through potential approval. If approved, DURECT also has certain manufacturing obligations under this agreement. Sandoz will have exclusive commercialization rights in the United States upon regulatory approval with sole funding responsibility for commercialization activities.  Sandoz will pay the Company a tiered double-digit royalty on product sales for a defined period, after which the license granted to Sandoz shall convert to a non-exclusive, fully paid, royalty-free, irrevocable and perpetual license. The term of the agreement shall be for the duration of Sandoz’s obligation to pay royalties for product sales under the Agreement. The agreement provides each party with specified termination rights, including the right of Sandoz to terminate at will after a specified period and each party to terminate the agreement upon material breach of the agreement by the other party. The failure of the PERSIST trial for POSIMIR to achieve its primary endpoint gives Sandoz a right to terminate the Company’s agreement with them on thirty days’ notice, in addition to the rights they have to terminate for convenience on six months’ notice. In May 2018, the Company and Sandoz entered into an amendment (the “Amendment”) to the license agreement.  Pursuant to the Amendment, the Company is eligible for up to $30 million in milestone payments based on NDA approval, and remains eligible for up to an additional $230 million in sales-based milestones and a tiered double-digit royalty on product sales for a defined period.  Pursuant to the Amendment, each party is also permitted to develop or commercialize competing products.  The Amendment also includes modifications to the Company’s development obligations and to both parties’ termination provisions, including a right for the Company to terminate for convenience prior to NDA approval, and a new termination fee payable to the Company in the event that Sandoz terminates the agreement for convenience.  Except as expressly set forth in the Amendment, the license agreement remains in full force and effect.

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

Total collaborative research and development revenue recognized by the Company for Sandoz was zero for each of the three and nine months ended September 30, 2018, compared with $3.8 million and $4.6 million for the corresponding periods in 2017. The cumulative aggregate payments received by the Company from Sandoz as of September 30, 2018 were $20.0 million under this agreement.

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Agreement”) with Indivior.  Pursuant to the Agreement, the Company has assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS™ (risperidone), Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to DURECT of $12.5 million.  Indivior also agreed to make an additional $5.0 million payment to DURECT contingent upon NDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending through at least 2026.  DURECT also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company did not have any continuing obligations under the purchase agreement. On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering the $5.0 million payment to DURECT; this payment was received by DURECT in August 2018.  The Company recognized the $5.0 million as milestone revenue during the three months ended September 30, 2018 as there is no further performance obligation associated with this milestone payment.

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

Under the terms of this agreement, Pain Therapeutics paid the Company an upfront license fee of $1.0 million, with the potential for an additional $3.0 million in performance milestone payments based on the successful development and approval of REMOXY ER. Of these potential milestones, all $3.0 million are development-based milestones. There are no sales-based milestones under the agreement. As of September 30, 2018, the Company had received $1.5 million in cumulative milestone payments.

 Following multiple Complete Response Letters, in February 2018, Pain Therapeutics stated that they had resubmitted the REMOXY ER NDA. On August 6, 2018, Pain Therapeutics stated that it had received a Complete Response Letter from the FDA, which concluded that “The data submitted in [the] NDA do not support the conclusion that the benefits of [REMOXY] Extended-Release Capsules outweigh the risks.”  Pain Therapeutics further announced a strategic reorganization to align its resources on advancing its drug and diagnostic assets in Alzheimer’s disease.

Total collaborative research and development revenue recognized for REMOXY-related work performed by the Company for Pain Therapeutics was zero for each of the three and nine months ended September 30, 2018, respectively, compared with $4,000 and $109,000 for the corresponding periods in 2017. The cumulative aggregate payments received by the Company from Pain Therapeutics as of September 30, 2018 were $40.4 million under this agreement.

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

In August 2017, the Company and Zogenix terminated the Zogenix Agreement.  Under the mutual termination agreement, Zogenix’s development and commercialization rights were returned to the Company, and Zogenix has transferred to the Company all regulatory filings and development information related to Relday.   As a result of the termination of the Zogenix agreement, the Company recognized revenue during the third quarter of 2017 for the remaining $750,000 of deferred revenue related to the upfront fee as the Company had no remaining performance obligations under the agreement; this recognition of revenue did not result in additional cash proceeds to the Company.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2018). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. As of September 30, 2018, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

The following table provides a summary of collaborative research and development revenue recognized under the Santen Agreement (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Ratable recognition of upfront payment	$-	$48	$-	$153
Research and development expenses reimbursable by Santen	-	37	1	81
Total collaborative research and development revenue	$-	$85	$1	$234

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2018 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$72	$-	$-	$72
Certificates of deposit	150	-	-	150
Commercial paper	40,308	-	-	40,308
	$40,530	$-	$-	$40,530
Reported as:
Cash and cash equivalents	$37,290	$-	$-	$37,290
Short-term investments	3,090	-	-	3,090
Long-term restricted investments	150	-	-	150
	$40,530	$-	$-	$40,530

	December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$568	$-	$-	$568
Certificates of deposit	150	-	-	150
Commercial paper	33,307	-	-	33,307
Corporate debt	1,298	-	(1)	1,297
	$35,323	$-	$(1)	$35,322
Reported as:
Cash and cash equivalents	$27,788	$-	$-	$27,788
Short-term investments	7,385	-	(1)	7,384
Long-term restricted investments	150	-	-	150
	$35,323	$-	$(1)	$35,322

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2018, by contractual maturity (in thousands):

	September 30, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$40,458	$40,458
	$40,458	$40,458

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2018.

As of September 30, 2018, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2018, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of product revenues	$24	$27	$72	$83
Research and development	238	374	929	1,057
Selling, general and administrative	277	301	838	789
Total stock-based compensation	$539	$702	$1,839	$1,929

As of September 30, 2018 and December 31, 2017, $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock Options
Risk-free rate	2.8-3.1%	2.0-2.3%	2.7-3.1%	2.0-2.5%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	9.0-10.0	6.8-10.0	7.0-10.0	6.8-10.0
Volatility	79-85%	75-81%	79-86%	75-82%

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Risk-free rate	2.1%	1.0%	1.3-2.1%	0.6-1.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	66%	44%	66-146%	44-81%

Note 5. Term Loan

In July 2016, the Company entered a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The 2016 Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The 2016 Loan Agreement also provides for a floating interest rate (7.95% initially and 9.57% as of September 30, 2018) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of September 30, 2018, are as follows (in thousands):

Three months ended December 31, 2018	$2,305
2019	12,463
2020	8,845
Total minimum payments	23,613
Less amount representing interest	(3,613)
Gross balance of term loan	20,000
Less unamortized debt discount	(110)
Carrying value of term loan	19,890
Less term loan, current portion, net	(10,390)
Term loan, non-current portion, net	$9,500

As of September 30, 2018, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

Note 6. Commitments

Operating Leases

In August 2018 and September 2018, the Company entered into lease amendments on a 30,149 square foot facility and a 20,100 square foot facility in Cupertino, California. Both of the leases expire in February 2024 with one option to renew for an additional five years.

The Company has lease arrangements for its facilities in California and Alabama as follows.

Location	Approximate Square Feet	Operation	Expiration
Cupertino, CA	30,149 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2024 (with an option to renew for an additional five years)

Cupertino, CA	20,100 sq. ft.	Office and Laboratory	Lease expires 2024 (with an option to renew for an additional five years)

Vacaville, CA	24,634 sq. ft.	Manufacturing	Lease expires 2023

Birmingham, AL	21,540 sq. ft.	Office, Laboratory and Manufacturing	Lease expires 2021 (with two options to renew the lease term for an additional five years each after the current lease expires)

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $475,000 and $1.4 million for the three and nine months ended September 30, 2018, compared to $464,000 and $1.4 million for the corresponding periods in 2017.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Three months ended December 31, 2018	$491
2019	2,122
2020	2,200
2021	2,126
2022	1,991
Thereafter	2,245
$11,175

Note 7. Stockholders’ Equity

          During the nine months ended September 30, 2018, the Company raised net proceeds (net of commissions) of approximately $16.8 million from the sale of 9,629,426 shares of the Company’s common stock in the open market at a weighted average price of $1.80 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering).

Note 8.Subsequent Events

           In November 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, allowed the Company to offer up to $125.0 million of securities from time to time in one or more public offerings, inclusive of $40.0 million of common stock which the Company was permitted to sell pursuant to a Controlled Equity Offering sales agreement (the “2015 Sales Agreement”) entered into in November 2015 with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), acting as agent. As of September 30, 2018, approximately 24.6 million shares of common stock were sold through the 2015 Sales Agreement for an aggregate purchase price of approximately $39.5 million.  In August 2018, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in October 2018, terminated the November 2015 registration statement and allowed the Company to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent.

           On November 1, 2018, the Company and Oxford Finance entered into a Second Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from December 1, 2018 to June 1, 2020 and the final maturity date from August 1, 2020 to November 1, 2022.   If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.  The interest rate and the final payment remain unchanged, and the Company paid Oxford Finance a Second Amendment fee of $900,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of DUR-928, POSIMIR, REMOXY ER, or any of our or any third parties’ other product candidates;
•	the potential product launch of PERSERIS by Indivior and the associated earn-out payments we may receive from Indivior;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products;
•

responsibilities of our third-party collaborators, including the responsibility to make cost reimbursement, milestone, royalty and other payments to us, and our expectations regarding our collaborators’ plans with respect to our products and continued development of our products;

•	our responsibilities to our third-party collaborators, including our responsibilities to conduct research and development, clinical trials and manufacture products;
•	our ability to protect intellectual property, including intellectual property licensed to our collaborators;
•	market opportunities for products in our product pipeline;
•	the progress and results of our research and development programs and our evaluation of additional development programs;
•	requirements for us to purchase supplies and raw materials from third parties, and the ability of third parties to provide us with required supplies and raw materials;
•	the results and timing of clinical trials, including for DUR-928 and POSIMIR, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;
•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of FDA, DEA, EMEA and other government regulation on our business;
•	the impact of potential Risk Evaluation and Mitigation Strategies (REMS) on our business;
•	uncertainties associated with obtaining, asserting and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

A central aspect of our business strategy involves advancing multiple product candidates at one time, which is enabled by leveraging our resources with those of corporate collaborators. Thus, certain of our programs are currently licensed to corporate collaborators on terms which typically call for our collaborator to fund all or a substantial portion of future development costs and then pay us milestone payments based on specific development or commercial achievements plus a royalty on product sales. At the same time, we have retained the rights to other programs, which are the basis of future potential collaborations and which over time may provide a pathway for us to develop our own biopharmaceutical commercial, sales and marketing organization.

Additional details of these programs and related strategic agreements are contained in our annual report on Form 10-K for the year ended December 31, 2017 and in Note 2 of the financial statements included in Item 1 above.

Epigenetic Regulator Program and New Chemical Entities

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The discoveries from this program are a result of more than 20 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center and a recipient of multiple grants from the National Institutes of Health (NIH) for metabolic disease research. Epigenetic regulation does not change DNA sequences, but regulates the pattern of DNA expression and subsequent cellular functions. DUR-928 is our program’s lead product candidate. We hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

The biological activity of DUR-928 has been demonstrated in over 10 different animal disease models involving three animal species. Several of these disease models represent chronic metabolic disorders of hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH)) and several represent acute organ injuries (endotoxin shock, ischemic-reperfusion kidney injury, acute liver failure and stroke).

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

Chronic Metabolic Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) affects approximately 30% of adults and 10% of children (about 81 million individuals) in the United States. There are many mechanisms, but only one phenotype of steatohepatitis.  Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of more than 10% of adults in the United States, Europe, Japan and other developed countries. No drug is currently approved for treatment of NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD), including its more advanced stage, alcoholic steatohepatitis (ASH), develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol, but may occur in individuals who drink less, and is a major contributor to the global burden of liver cirrhosis.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop DUR-928.

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

While this study was not designed to assess efficacy, we observed a reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in the NASH patients.  The mean decrease of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction in total bilirubin (a liver function impairment marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of hsCRP, a marker of inflammation, at the measured time point of greatest effect (24 hours after dosing) was 8% on average in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18, an inflammatory mediator implicated in both liver and kidney diseases, at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

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

We are conducting a Phase 2a trial in PSC with orally administered DUR-928.  The Phase 2a trial is a randomized, open label study with two cohorts (a cohort of 10 mg and a cohort of 50 mg), in which patients (n = 15-20 per cohort) receive oral dosing of DUR-928 for four weeks with follow-up for an additional four weeks. The objectives of this study include safety, PK and pharmacodynamic (PD) markers, including the percent change from baseline of serum alkaline phosphatase (ALP) and other biomarkers. To date, five PSC patients have been dosed, and the Company is not able to provide meaningful interim data at this time.  The Company plans to continue enrolling patients and will provide an update when enrollment has reached a critical mass for data analysis. PSC is a chronic liver disease characterized by a progression of cholestasis (decrease in bile flow) with inflammation and fibrosis of bile ducts.  Over time, PSC leads to liver failure, infections and tumors of the bile duct or liver, and ultimately may require a liver transplant.  There is no approved treatment for PSC at this time.  We have received orphan drug designation for DUR-928 to treat patients with PSC.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury is another area of major unmet medical need for which effective pharmaceutical treatment is often lacking. Alcoholic liver disease (ALD) is a syndrome characterized by progressive inflammatory liver injury associated with long-term heavy intake of alcohol, and involves a spectrum that ranges from mild injury to severe, life threatening injury.  Alcoholic hepatitis (AH), is an acute, inflammatory form of ALD for which there are no effective therapeutics available. The prevalence of AH is believed to be 10-35% of heavy drinkers.  There were over 320,000 hospitalizations related to alcoholic hepatitis in 2010, and the hospitalization costs amounted to nearly $50,000 per patient. Acute kidney injury (AKI), a sudden loss of kidney function due to renal failure or injury, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, kidney dialysis and progression to chronic kidney disease. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we may seek to develop DUR-928.

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

We have also completed a Phase 1 drug-drug interaction study. The results demonstrated that neither orally administered nor intravenously injected DUR-928 at doses tested affected the safety and PK of midazolam, a drug metabolized by CYP3A4, which is one of the important enzymes associated with clinically relevant drug-drug interactions.

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

We are conducting a Phase 2a clinical trial with intravenously administered DUR-928 in patients with AH.  This is an open label, dose escalation, multi-center U.S. study, originally designed to be conducted in two sequential parts.  Part A includes patients with moderate AH (as determined by the Model of End-Stage Liver Disease (MELD) scores, a common scoring system to assess the severity and prognosis of AH patients), and Part B includes patients with severe AH.  Three dose levels (30, 90 and 150 mg) are planned for testing in Part A. Dose escalation occurs following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee (DEC). The target number of patients for the study is 4-6 per dose group. The objectives of this study include safety, PK and pharmacodynamic (PD) signals, including liver biochemistry and biomarkers. We recently completed dosing for the low-dose 30 mg cohort (n=4) of Part A (moderate AH patients). After completing the safety and PK review by the DEC, DURECT plans to commence the 90 mg cohort in Part A. We have amended the protocol so that after the DEC completes its review, DURECT can begin enrolling Part B (severe AH patients), starting with the low dose, while it simultaneously continues enrolling Part A (moderate AH patients).  We believe enrolling Part A and B simultaneously will accelerate the overall timeline for the trial. Over the course of the trial, the clinical sites have encountered many severe AH patients who may have qualified for Part B but were deemed screen failures due to their MELD scores being too high for Part A.

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

Clinical program.  We have conducted an exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The double-blinded and placebo-controlled trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.  We feel that the initial results were encouraging and warrant further investigation.  As a result, we are planning to conduct a Phase 2a proof-of-concept trial with topical DUR-928 in patients with mild to moderate plaque psoriasis beginning in the first quarter of 2019. This will be a multicenter, randomized, double-blind, vehicle-controlled clinical trial conducted in the U.S.  Approximately 20 subjects will be enrolled to obtain about 15 evaluable subjects in the study. DUR-928 will be applied topically once-daily for four weeks. Patients will serve as their own controls, as each patient will have similar contralateral plaques. DUR-928 will be applied to one plaque and the vehicle control will be applied to the contralateral plaque daily for four weeks. Patients will be followed for an additional four weeks and the primary efficacy endpoint will be improvement in local psoriasis scores in the DUR-928-treated plaque compared to the vehicle-treated plaque.

POSIMIR® (Extended Release Bupivacaine)

Our post-operative pain relief depot, POSIMIR, is a sustained release injectable using our SABER® delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site at the end of surgery for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients. In May 2017, we signed an agreement with Sandoz whereby Sandoz will have the exclusive commercialization rights to POSIMIR in the United States.  DURECT retains the development and commercialization rights to POSIMIR in all other countries. Closing of this transaction occurred in June 2017 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In May 2018, the agreement with Sandoz was amended. Pursuant to the amendment, we are eligible for up to $30 million in milestone payments based on NDA approval, and remain eligible for up to an additional $230 million in sales-based milestones and a tiered double-digit royalty on product sales for a defined period.  Pursuant to the amendment, each party is also permitted to develop or commercialize competing products.  The amendment also includes modifications to our development obligations and to both parties’ termination provisions, including a right for us to terminate for convenience prior to NDA approval, and a new termination fee payable to us in the event that Sandoz terminates the agreement for convenience.  Except as expressly set forth in the amendment, the license agreement remains in full force and effect.

In April 2013, we submitted an NDA as a 505(b)(2) application, which relied in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter from the FDA. Based on the Complete Response Letter and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. We continue to evaluate and consider potential next steps with the program.

PERSERIS™(risperidone)

In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to DURECT of $12.5 million.  Indivior also agreed to make an additional $5 million payment to DURECT contingent upon FDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS; FDA approval occurred in July 2018 and the $5.0 million milestone payment was received in August 2018.   On November 1, 2018, Indivior stated that they are preparing a full promotional launch of PERSERIS with a field force of 40 to 60 representatives, contingent upon the preliminary injunction against Dr. Reddy’s Laboratories being upheld by the U.S. Court of Appeals for the Federal Circuit.  Indivior further stated that they will be making PERSERIS available in the U.S. in Q4 2018 to begin generating product awareness and trial.

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

Following multiple complete response letters and additional studies, on February 13, 2018, Pain Therapeutics stated that the REMOXY ER NDA had been resubmitted. On August 6, 2018, Pain Therapeutics stated that it had received a Complete Response Letter from the FDA, which concluded that “The data submitted in [the] NDA do not support the conclusion that the benefits of [REMOXY] Extended-Release Capsules outweigh the risks.”  Pain Therapeutics further announced a strategic reorganization to align its resources on advancing its drug and diagnostic assets in Alzheimer’s disease. While Pain Therapeutics has also indicated that they may appeal the FDA’s decision, there can be no assurance that they will do so or that any such appeal will be successful.

ORADUR-ADHD Program

In August 2009, we entered into a development and license agreement with Orient Pharma Co., Ltd., a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER Capsules (referred to by Orient Pharma as Methydur Sustained Release Capsules). We retain rights to North America, Europe, Japan and all other countries not specifically licensed to Orient Pharma.

Orient Pharma conducted a Phase 3, multi-center, randomized, double-blind, placebo-controlled, two-way cross-over study designed to demonstrate the efficacy and safety of ORADUR-Methylphenidate ER in children and adolescents with ADHD between the ages of 6 and 18 years.  According to Orient Pharma, the study was conducted in Taiwan and enrolled 110 subjects, of which 100 evaluable subjects completed the study.  For the primary efficacy endpoint, Orient Pharma observed a statistically significant difference between Methydur Sustained Release Capsules and Placebo treatments in the mean change of total score for the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form (p=0.0044 for the intent to treat population and p=0.0104 for the per protocol population).  Orient Pharma’s safety analysis indicates that the incidence of adverse events with Methydur Sustained Release Capsules was similar to other approved methylphenidate products.

In September 2018, Orient Pharma informed us that it had obtained marketing authorization for Methydur Sustained Release Capsules from the Ministry of Health and Welfare in Taiwan.  Methydur Sustained Release Capsules are indicated for the treatment of attention deficit hyperactivity disorder (ADHD) and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan.  Orient Pharma also has stated that it expects to have Methydur Sustained Release Capsules commercially available in Taiwan in 2019, while seeking a partner in China and pursuing regulatory approvals in selected other countries where it has commercialization rights and a commercialization presence. We are seeking potential development and commercialization partners for ORADUR-Methylphenidate ER Capsules for major markets not licensed to Orient Pharma.

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

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps which are used for animal research;
•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and
•	certain key excipients that are included in Methydur and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2018, we had an accumulated deficit of $461.3 million. Our net loss was $2.7 million and $18.0 million for the three and nine months ended September 30, 2018, respectively. Our net losses were $3.7 million and $34.5 million for the years ended December 31, 2017 and 2016, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the third quarter of 2018 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the fourth quarter of 2018 to be comparable to the third quarter of 2018. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Results of Operations

Three and nine months ended September 30, 2018 and 2017

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

We expect our collaborative research and development and other revenue in the fourth quarter of 2018 to decrease compared to the third quarter of 2018 as we earned a $5.0 million milestone payment from Indivior upon NDA approval of PERSERIS in the third quarter of 2018. We expect our collaborative research and development and other revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations, our existing third party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties. The collaborative research and development and other revenues associated with our major collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaborator/Counterparty
Indivior UK Limited (Indivior) (1)	$5,000	$-	$5,000	$-
Sandoz AG (Sandoz) (2)	-	3,846	-	4,615
Santen Pharmaceutical Co. Ltd. (Santen) (3)	-	85	1	234
Pain Therapeutics, Inc. (Pain Therapeutics)	-	4	-	109
Zogenix, Inc. (Zogenix) (4)	-	750	-	835
Others (5)	691	917	2,431	1,511
Total collaborative research and development and other revenue	$5,691	$5,602	$7,432	$7,304

(1)	Amount related to a $5.0 million milestone payment earned in each of the three and nine months ended September 30, 2018, compared to zero for the corresponding periods in 2017.
(2)

Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $3.8 million and $4.6 million for the corresponding periods in 2017.

(3)	Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $48,000 and $153,000 for the corresponding periods in 2017.
(4)

Amounts related to ratable recognition of upfront fees were zero for each of the three and nine months ended September 30, 2018, compared to $750,000 and $833,000 for the corresponding periods in 2017. In August 2017, the Company and Zogenix terminated the Development and License Agreement between us dated July 11, 2011 relating to the development and commercialization of Relday.

(5)     Includes revenue recognized associated with our feasibility agreements for each of the three and nine months ended September 30, 2018 and 2017.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $2.3 million and $7.5 million in the three and nine months ended September 30, 2018, respectively, compared to $2.6 million and $9.8 million for the corresponding periods in 2017. The decreases in the three and nine months ended September 30, 2018 were primarily attributable to lower revenue from our LACTEL product line as a result of lower units sold, partially offset by higher revenue from our ALZET mini pump product line as a result of higher units sold compared to the corresponding periods in 2017.

Cost of product revenues

Cost of product revenues were $912,000 and $3.2 million for the three and nine months ended September 30, 2018, respectively, compared to $3.1 million and $5.6 million for the corresponding periods in 2017. The decreases in the cost of product revenue in the three and nine months ended September 30, 2018 were primarily the result of charges of approximately $2.0 million in the three and nine months ended September 30, 2017 associated with the write-down of an excipient in light of the failure to achieve the primary endpoint in the PERSIST clinical trial. Excluding the charges associated with the write-down of the excipient included in three and nine months ended September 30, 2017, the decreases in the cost of product revenue in the three and nine months ended September 30, 2018 were primarily the result of lower cost of goods sold related to our LACTEL product line arising from lower units sold, partially offset by higher cost of goods sold related to our ALZET product line arising from higher units sold compared to the corresponding period in 2017. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $24,000 and $72,000 for the three and nine months ended September 30, 2018, respectively, compared to $27,000 and $83,000 for the corresponding periods in 2017.

We had 21 manufacturing employees as of September 30, 2018 compared with 22 as of September 2017. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $6.5 million and $19.6 million for the three and nine months ended September 30, 2018, respectively, compared to $8.4 million and $25.0 million for the corresponding periods in 2017. The decrease in the three months ended September 30, 2018 was primarily attributable to lower research and development costs associated with POSIMIR, depot injectable programs, ORADUR-ADHD, the Santen ophthalmic program, and REMOXY ER, partially offset by higher research and development costs associated with DUR-928 and other research programs compared to the corresponding period in 2017, as more fully discussed below. The decrease in the nine months ended September 30, 2018 was primarily attributable to lower research and development costs associated with POSIMIR, ORADUR-ADHD, the Santen ophthalmic program, REMOXY ER and other research programs, partially offset by higher research and development costs associated with DUR-928 and depot injectable programs compared to the corresponding period in 2017, as more fully discussed below. Stock-based compensation expense recognized related to research and development personnel was $238,000 and $929,000 for the three and nine months ended September 30, 2018, respectively, compared to $374,000 and $1.1 million for the corresponding periods in 2017. As of September 30, 2018, we had 47 research and development employees compared with 50 as of September 30, 2017. We expect research and development expenses in the near future to increase compared to the third quarter of 2018 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
DUR-928	$3,875	$3,153	$11,708	$9,755
POSIMIR	1,938	4,297	5,199	12,875
Depot injectable programs	597	760	2,284	1,704
ORADUR-ADHD	13	48	65	85
Santen ophthalmic program (1)	4	32	15	81
REMOXY ER (1)	2	5	13	101
Others	113	83	330	404
Total research and development expenses	$6,542	$8,378	$19,614	$25,005

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Pain Therapeutics, and Santen.

DUR-928

Our research and development expenses for DUR-928 were $3.9 million and $11.7 million in the three and nine months ended September 30, 2018, respectively, compared to $3.2 million and $9.8 million for the corresponding periods in 2017. The increases in the three and nine months ended September 30, 2018 were primarily due to higher contract manufacturing expenses, higher clinical and non-clinical study expenses and higher employee-related expenses incurred for this drug candidate compared with the corresponding periods in 2017.

POSIMIR

Our research and development expenses for POSIMIR were $1.9 million and $5.2 million in the three and nine months ended September 30, 2018, respectively, compared to $4.3 million and $12.9 million for the corresponding periods in 2017. The decreases in the three and nine months ended September 30, 2018 were primarily due to lower clinical trial expenses and lower employee-related expenses for POSIMIR compared with the corresponding periods in 2017.

Depot injectable programs

Our research and development expenses for depot injectable programs were $597,000 and $2.3 million in the three and nine months ended September 30, 2018, respectively, compared to $760,000 and $1.7 million for the corresponding periods in 2017. The decrease in the three months ended September 30, 2018 were primarily due to lower employee-related costs for these programs compared with the corresponding period in 2017. The increase in the nine months ended September 30, 2018 was primarily due to higher employee-related costs and higher costs related to research supplies for these programs compared with the corresponding period in 2017.

ORADUR-ADHD

Our research and development expenses for ORADUR-ADHD were $13,000 and $65,000 in the three and nine months ended September 30, 2018, respectively, compared to $48,000 and $85,000 for the corresponding periods in 2017. The decreases in the three and nine months ended September 30, 2018 were primarily due to lower employee-related costs for the drug candidate compared with the corresponding periods in 2017.

Santen ophthalmic program

Our research and development expenses for the Santen ophthalmic program were $4,000 and $15,000 in the three and nine months ended September 30, 2018, respectively, compared to $32,000 and $81,000 for the corresponding periods in 2017. The decreases in the three and nine months ended September 30, 2018 were primarily due to decreased formulation development activities and lower employee-related costs associated with this drug candidate compared with the corresponding periods in 2017.

REMOXY ER

Our research and development expenses for REMOXY ER were $2,000 and $13,000 in the three and nine months ended September 30, 2018, respectively, compared to $5,000 and $101,000 for the corresponding periods in 2017. The decreases in the three and nine months ended September 30, 2018 were primarily due to lower employee-related costs for REMOXY ER compared with the corresponding periods in 2017.

Other DURECT research programs

Our research and development expenses for all other programs were $113,000 and $330,000 in the three and nine months ended September 30, 2018, respectively, compared to $83,000 and $404,000 for the corresponding periods in 2017, respectively. The increase in the three months ended September 30, 2018 was primarily due to higher employee-related costs incurred as well as higher outside expenses associated with these programs compared with the corresponding period in 2017. The decrease in the nine months ended September 30, 2018 was primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding period in 2017.

We expect our research and development expenses in the near future to increase compared to the third quarter of 2018 as we expect to incur higher research and development expenses for DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $2.9 million and $8.9 million for the three and nine months ended September 30, 2018, respectively, compared to $3.1 million and $9.9 million for the corresponding periods in 2017. The decrease in selling, general and administrative expenses in the three months ended September 30, 2018 was primarily due to lower legal and patent related expenses compared with the corresponding period in 2017. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2018 was primarily due to an advisory fee incurred in the nine months ended September 30, 2017 that related to the licensing agreement with Sandoz. Stock-based compensation expense recognized related to selling, general and administrative personnel was $277,000 and $838,000 for the three and nine months ended September 30, 2018, respectively, compared to $301,000 and $789,000 for the corresponding periods in 2017.

We had 22 selling, general and administrative employees as of September 30, 2018 compared with 24 as of September 2017. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2018.

Other income (expense). Interest and other income was $234,000 and $632,000 for the three and nine months ended September 30, 2018, respectively, compared to $605,000 and $680,000 for the corresponding periods in 2017. The decrease in interest and other income in the three and nine months ended September 30, 2018 was primarily the result of a gain of $500,000 from selling certain intellectual property rights in the three and nine months ended September 30, 2017. This transaction was not part of our ordinary course of business and therefore was recorded as a gain from selling intellectual property rights in other income in the three and nine months ended September 30, 2017. Excluding this transaction, the increases in interest and other income in the three and nine months ended September 30, 2018 were primarily the result of higher interest income generated from our investments as a result of higher yields and higher average balances in the three and nine months ended September 30, 2018 compared with the corresponding periods in 2017.

Interest expense was $661,000 and $1.9 million for the three and nine months ended September 30, 2018, respectively, compared to $619,000 and $1.8 million for the corresponding periods in 2017. The increases in interest and other expense in the three and nine months ended September 30, 2018 were primarily due to higher interest rates associated with the term loan compared with the corresponding periods in 2017.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $41.5 million at September 30, 2018 compared to $36.9 million at December 31, 2017. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2018 and December 31, 2017. The increase in cash, cash equivalents and investments during the nine months ended September 30, 2018 was primarily due to the receipt of $18.4 million of cash from the sale of our common stock and from exercises of stock options and purchases under our employee stock purchase plan, and from payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We used $13.6 million of cash in operating activities in the nine months ended September 30, 2018 compared to $6.1 million received for the corresponding period in 2017. The increase in cash used in operating activities in the nine months ended September 30, 2018 was primarily due to decreased payments received from collaboration partners and customers as we received the $20.0 million upfront fee from Sandoz in the nine months ended September 30, 2017, partially offset by changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities in the nine months ended September 30, 2018 compared to the corresponding period in 2017.

We received $4.2 million of cash from investing activities for the nine months ended September 30, 2018 compared to $13.7 million for the corresponding period in 2017. The decrease in cash received from investing activities was primarily due to a decrease in proceeds from maturities of available-for-sale securities for the nine months ended September 30, 2018 compared to the corresponding period in 2017. We anticipate incurring capital expenditures of approximately $100,000 in 2018 to purchase research and development and other capital equipment.

We received $18.3 million of cash from financing activities for the nine months ended September 30, 2018 compared to $10.1 million for the corresponding period in 2017. The increase in cash received from financing activities was primarily due to higher net proceeds received from issuances of common stock in the nine months ended September 30, 2018 compared with the corresponding period in 2017. During the nine months ended September 30, 2018, we raised net proceeds (net of commission) of approximately $16.8 million from the sale of 9.6 million shares of common stock at a weighted average price of $1.80 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.

In November 2015, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in November 2015, allowed us to offer up to $125.0 million of securities from time to time in one or more public offerings, inclusive of $40.0 million of common stock which we were permitted to sell pursuant to the 2015 Sales Agreement entered into in November 2015 with Cantor Fitzgerald, acting as agent. As of September 30, 2018, approximately 24.6 million shares of common stock were sold through the 2015 Sales Agreement for an aggregate purchase price of approximately $39.5 million.  In August 2018, we filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in October 2018, terminated the November 2015 registration statement and allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which we may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. As of November 2, 2018, no sales had been made pursuant to the October 2018 registration statement.

We anticipate that cash used in operating activities in the fourth quarter of 2018 will increase compared to the third quarter of 2018 due to the $5 million milestone payment received by DURECT from Indivior related to the July 2018 NDA approval of PERSERIS in the third quarter of 2018.

During the nine months ended September 30, 2018, there were significant changes in our commercial commitments and contractual obligations due to the extension of our three building facility leases (see Note 6 of the financial statements). Subsequently, on November 1, 2018, we and Oxford Finance entered into a Second Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from December 1, 2018 to June 1, 2020 and the final maturity date from August 1, 2020 to November 1, 2022.   If we elect to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.  The interest rate and the final payment remain unchanged, and we paid Oxford Finance a Second Amendment fee of $900,000.

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

       Contractual Obligations and Commitments

In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	Three months ended December 31, 2018	2019	2020	2021	2022	2023 and thereafter	Total
Capital lease (1)	$4	$7	$4	$1	$—	$—	$16
Term loan (1)	1,389	1,941	7,127	9,066	8,962	—	28,485
Purchase commitments (2)	500	—	—	—	—	—	500
Operating lease obligations	491	2,122	2,200	2,126	1,991	2,245	11,175
Total contractual cash obligations	$2,384	$4,070	$9,331	$11,193	$10,953	$2,245	$40,176

(1)Includes the amendment fee, principal and interest payments and assumes no acceleration of obligations pursuant to the November 1, 2018 Second Amendment to the Loan Agreement.

(2)Recorded as an accrued liability on our balance sheet at September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item  3.Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risks Related To Our Business

New chemical entities derived from our Epigenetic Regulator Program, which is in the early stages of development, may require more time and resources for development, testing and regulatory approval than our Drug Delivery Program product candidates, and may not result in any approval or viable commercial products

Our Epigenetic Regulator Program is in the early stages of development, involves a novel therapeutic approach and new chemical entities, requires significant further research and development and regulatory approvals and is subject to the risks of failure inherent in the development of products based on innovative approaches. New chemical entities derived from our Epigenetic Regulator Program are molecules that have not previously been approved and marketed as therapeutics, unlike product candidates in our Drug Delivery Programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. As a result, the product candidates from our Epigenetic Regulator Program may face greater risk of unanticipated safety issues or other side-effects, or may not demonstrate efficacy. Further, the regulatory pathway for our new chemical entities may be more demanding than that for product candidates under our Drug Delivery Programs, for which we may be able to leverage existing data under Section 505(b)(2) of the Act to reduce development risk, time and cost. For example, we have yet to define the therapeutic dose or dosing regimen for DUR-928, the first drug candidate in our Epigenetic Regulator Program.

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

Early indications of activity from Phase 1 clinical trials of DUR-928 may not predict therapeutic efficacy

While Phase 1 clinical trials of DUR-928 have shown a reduction of certain biomarkers after a single oral dose in patients with NASH or CKD, these trials are designed to assess the safety of DUR-928, and are not designed to evaluate its efficacy. Although Phase 1 clinical trials of DUR-928 have demonstrated that DUR-928 can lead to the reduction of certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, changes in such biomarkers may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy, despite apparent improvements in biomarker levels.  Additional controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH, psoriasis and CKD. There can be no assurance that these studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner. The failure of DUR-928 to show efficacy or if safety signals emerge in ongoing and future clinical trials would significantly harm our business.

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

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.

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

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of opioid product candidates, as they have in their Complete Response Letters for REMOXY ER, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, require marketing under a REMS program, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

The path to regulatory approval of DUR-928 is uncertain.

We are currently developing DUR-928 in several indications, including AH and PSC, with plans to develop DUR-928 for other indications such as psoriasis and NASH.  In several of these indications, there are no currently approved drugs.  Accordingly, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In July 2016, we entered into a Loan and Security Agreement (the 2016 Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with a maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. The 2016 Loan Agreement provides for a floating interest rate (7.95% initially and 9.57% as of September 30, 2018) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. In February 2018, we and Oxford Finance entered into a First Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from March 1, 2018 to December 1, 2018 and to increase the additional payment due when the term loan becomes due or upon the prepayment of the facility from 9.25% of the principal amount of the term loan to 10% of such amount.  The interest rate and the maturity date remain unchanged, and we paid Oxford Finance a loan modification fee of $100,000. In November 2018, we and Oxford Finance entered into a Second Amendment of the Loan Agreement, which modified the terms of the Loan Agreement to change the first principal payment date from December 1, 2018 to June 1, 2020 and the final maturity date from August 1, 2020 to November 1, 2022.   If we elect to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.  The interest rate and the final payment remain unchanged, and we paid Oxford Finance a Second Amendment fee of $900,000 on November 1, 2018. Our debt repayment obligations under the 2016 Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We will require and may have difficulty raising needed capital in the future

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future. We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our pharmaceutical product candidates. We will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and facilities, and to provide for the marketing and distribution of our product candidates. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially harm our business, financial condition and results of operations.

We believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs for at least the next 12 months from the date the financial statements are filed. However, our actual capital requirements will depend on many factors, including:

•	success in entering into collaboration agreements and achieving milestones under such agreements;
•	the continuation of our collaborative agreements that provide financial funding for our activities;
•	regulatory actions with respect to our and our collaborators’ product candidates;
•	continued progress and cost of our research and development programs;
•	progress with preclinical studies and clinical trials;
•	the time and costs involved in obtaining regulatory clearance;
•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability and that of our collaborators to sell our pharmaceutical product candidates;
•	costs involved in establishing manufacturing capabilities for clinical and commercial quantities of our product candidates;
•	competing technological and market developments;
•	market acceptance of our product candidates;
•	any failure to comply with the covenants in our debt instruments that results in acceleration of repayment obligations;
•	costs for recruiting and retaining employees and consultants; and
•	unexpected legal, accounting and other costs and liabilities related to our business.

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

We do not control development or commercialization of PERSERIS

We rely on Indivior for the commercialization of PERSERIS.  There can be no assurance that Indivior will launch PERSERIS commercially or it will obtain market acceptance and meaningful sales.  If Indivior does not launch and successfully commercialize PERSERIS, we will not receive earn-out payments under our agreement with them or those earn-out payments may be limited.

REMOXY ER and PERSERIS may not be commercialized

We are dependent on Pain Therapeutics to obtain FDA approval of REMOXY ER. On August 6, 2018, following multiple Complete Response Letters, Pain Therapeutics stated that it had received a Complete Response Letter from the FDA, which concluded that “The data submitted in [the] NDA do not support the conclusion that the benefits of [REMOXY] Extended-Release Capsules outweigh the risks.”  Pain Therapeutics further announced a strategic reorganization to align its resources on advancing its drug and diagnostic assets in Alzheimer’s disease. Pain Therapeutics has also indicated that it may appeal the FDA’s decision.  We cannot control whether Pain Therapeutics will continue to pursue regulatory approval, commercialization or licensing of REMOXY ER, or if they do so, whether REMOXY ER will ever be approved or commercially successful.  If they do not, we would not realize any future income from our agreement with Pain Therapeutics.

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

•	with respect to each new chemical entity, determining appropriate indication(s);
•	with respect to our Drug Delivery Program product candidates, selecting and developing a drug delivery technology to deliver the proper dose of drug over the desired period of time;
•	determining the appropriate route of administration and drug dosage for use in the pharmaceutical product candidate;
•	developing drug compound formulations that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;
•	demonstrating the drug formulation will be stable for commercially reasonable time periods;
•	demonstrating through clinical trials that the drug formulation is safe and effective in patients for the intended indication at an achievable dose and that the drug’s benefits outweigh its risks;
•	demonstrating abuse deterrent properties to the satisfaction of the FDA for certain products for which abuse-deterrence is considered an important feature by the FDA, and
•	completing the manufacturing development and scale-up to permit manufacture of the pharmaceutical product candidate in commercial quantities and at acceptable cost.

The time frame necessary to achieve these developmental milestones for any individual product is long and uncertain, and we may not successfully complete these milestones for any of our products in development. Except for marketing authorization for Orient Pharam’s distribution of Methydur Sustained Release Capsules in Taiwan development is incomplete for all product candidates in our development programs, including DUR-928. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR and ORADUR-Methylphenidate ER to be substantially complete, there can be no assurance that additional developments will not be required prior to any regulatory approval of these products. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, ORADUR-Methylphenidate ER (outside of the territories licensed to OP Pharma) or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We or our third-party collaborators must show the safety and efficacy of our drug candidates in animal studies and human clinical trials to the satisfaction of regulatory authorities before they can be sold; failure to obtain approvals for DUR-928, REMOXY ER, POSIMIR or our other product candidates would significantly harm our business, prospects and financial condition

Before we or our third-party collaborators can obtain government approval to sell any of our pharmaceutical product candidates, we or they, as applicable, must demonstrate through laboratory performance studies and safety testing, nonclinical (animal) studies and clinical (human) trials that each system is safe and effective for human use and that the benefits outweigh the risks for each targeted indication. The clinical development status of our major development programs is as follows:

•

DUR-928—In 2015, we completed initial Phase 1 human trials of DUR-928 when orally administered and when administered through injection to a total of over 75 healthy volunteers. These trials evaluated the safety, tolerability and pharmacokinetics of DUR-928 when administered with a single dose and then with multiple doses. The high doses in these studies resulted in plasma levels greater than 100-fold higher than endogenous levels of DUR-928, and DUR-928 was observed to be well tolerated at all doses, with no severe or serious drug-related adverse events reported. In these studies, there was no accumulation in plasma concentrations observed with repeated dosing, and there were dose related increases in plasma concentrations. In 2016 and 2017, we conducted a single-ascending-dose Phase 1b clinical trial with DUR-928 in patients with nonalcoholic steatohepatitis (NASH). This study was conducted in Australia in successive cohorts evaluating single-dose levels (first a low dose and then a high dose) of orally administered DUR-928.  Both cohorts consisted of 10 NASH patients and 6 matched control subjects. One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath) which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing. In both the low and high dose cohorts, the PK parameters were comparable between the NASH patients and the matched control subjects.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent. While this study was not designed to assess efficacy, we observed a reduction of certain biomarkers after a single oral dose of DUR-928.   Exploratory biomarker analysis indicated that a single oral dose of DUR-928 resulted in statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP and IL-18.  We also conducted in Australia a Phase 1b open-label, single-ascending-dose study in patients with impaired kidney function (stage 3 and 4 chronic kidney disease) and matched control patients with injected DUR-928.  This study was conducted in two successive cohorts (first a low dose and then a high dose) evaluating the safety and PK of single-dose intramuscular injected DUR-928.  The low dose cohort consisted of 6 kidney function impaired patients and 3 matched control subjects; the high dose cohort consisted of 5 kidney function impaired patients and 3 matched control subjects. In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the matched control subjects were comparable.  While the number of subjects involved was small and not designed to assess efficacy, we did observe decreases in bilirubin and CK-18 when those levels were meaningfully elevated pre-treatment, although these results were not statistically significant.  We are currently conducting a Phase 2a trial in patients with primary sclerosing colangitis (PSC) and a Phase 2a trial in patients with Alcoholic Hepatitis. In addition, we conducted an exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia. The Phase 1b trial was conducted with intralesional micro injections of DUR-928, and we feel the results warrant further investigation.  As a result, we plan to evaluate topical application of DUR-928 in a future Phase 2 proof-of-concept trial. We are planning to conduct a clinical trial in NASH patients with orally-administered DUR-928 beginning in the first half of 2019. There can be no assurance that biological activity demonstrated in previous animal disease models will also be seen in human trials, or that any clinically relevant biological activity will be seen in humans. There can also be no assurance that current and future planned trials will be conducted on the timetable anticipated, that further human trials will not identify safety issues, or that we will be able to successfully develop DUR-928 to obtain marketing approval by the FDA or other regulatory agencies.

•

PERSERIS—In September 2017, we entered into an agreement with Indivior, under which we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS. On November 1, 2018, Indivior stated that they are preparing a full promotional launch of PERSERIS with a field force of 40 to 60 representatives, contingent upon the preliminary injunction against Dr. Reddy’s Laboratories being upheld by the U.S. Court of Appeals for the Federal Circuit.  Indivior further stated that they will be making PERSERIS available in the U.S. in Q4 2018 to begin generating product awareness and trial.

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

•

ORADUR-ADHD—In 2017, Orient Pharma, our licensee in defined Asian and South Pacific countries, completed a Phase 3, multi-center, randomized, double-blind, placebo controlled, two-way cross-over study designed to observe the efficacy and safety of ORADUR-Methylphenidate ER Capsules (referred to by Orient Pharma as Methydur Sustained Release Capsules) in children and adolescents with ADHD age 6 to 18 years old.  According to Orient Pharma, the study was conducted in Taiwan and enrolled 110 subjects, of which 100 evaluable subjects completed the study.  For the primary efficacy endpoint, Orient Pharma observed a statistically significant difference between Methydur Sustained Release Capsules and Placebo treatments in the mean change of total score for the Swanson, Nolan, and Pelham-IV (SNAP-IV) teacher form (p=0.0044 for the intent to treat population and p=0.0104 for the per protocol population).  Orient Pharma’s safety analysis indicates that the incidence of adverse events with Methydur Sustained Release Capsules was similar to other approved Methylphenidate products. In September 2018, Orient Pharma informed DURECT that it has obtained marketing authorization for Methydur Sustained Release Capsules from the Ministry of Health and Welfare in Taiwan.  Methydur Sustained Release Capsules are indicated for the treatment of attention deficit hyperactivity disorder (ADHD) and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan.  Orient Pharma also has stated that it expects to have Methydur Sustained Release Capsules commercially available in Taiwan in 2019, while seeking a partner in China and pursuing regulatory approvals in selected other countries where it has commercialization rights and a commercialization presence.  We are seeking development and commercialization partners for the major markets not licensed to Orient Pharma. There can be no assurance that we will be able to successfully develop ORADUR-Methylphenidate ER Capsules to obtain marketing approval by the U.S. FDA or other regulatory agencies, nor is there any assurance that we will be able to find a collaborator with respect to the development and commercialization of this drug candidate for the territories not licensed to Orient Pharma or that Orient Pharma will commercially launch Methydur Sustained Release Capsules in Taiwan or other of its Territories in a timely manner, or at all, or that if launched, it will obtain market acceptance and/or meaningful sales.

•

REMOXY ER—Following multiple complete response letters and additional studies, including on abuse-deterrence, Pain Therapeutics resubmitted the NDA for REMOXY ER in February 2018. On August 6, 2018, Pain Therapeutics stated that it had received a Complete Response Letter from the FDA, which concluded that “The data submitted in [the] NDA do not support the conclusion that the benefits of [REMOXY] Extended-Release Capsules outweigh the risks.”  Pain Therapeutics further announced a strategic reorganization to align its resources on advancing its drug and diagnostic assets in Alzheimer’s disease. While Pain Therapeutics has also indicated that they may appeal the FDA’s decision, there can be no assurance that they will do so or that any such appeal will be successful. There can be no assurance that Pain Therapeutics will continue development of REMOXY ER, that it will successfully obtain marketing approval by the FDA or any other regulatory agency on a timely basis or at all, or that Pain Therapeutics will obtain a commercialization partner.

We are currently in the clinical, preclinical or research stages with respect to all of our biopharmaceutical product candidates under development except with respect to Methydur in Taiwan. We plan to continue extensive and costly tests, clinical trials and safety studies in animals to assess the safety and effectiveness of our product candidates. These studies include laboratory performance studies and safety testing, clinical trials and animal toxicological studies necessary to support regulatory approval of development products in the United States and other countries of the world. These studies are costly, complex and last for long durations, and may not yield data supportive of the safety or efficacy of our drug candidates or required for regulatory approval.

Certain of our drug candidates that may be developed, including REMOXY ER, are subject to mandatory Risk Evaluation and Mitigation Strategy (REMS) programs, which could delay the approval of these drug candidates, reduce demand for them, and increase the cost, burden and liability associated with their commercialization

For several years, FDA has required companies engaged in manufacturing and sales of opioid products to have a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the drugs continue to outweigh the risks. The affected opioid drugs include brand name and generic products and are formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, and oxymorphone.  All manufacturers of long-acting and extended-release opioids must ensure that training is provided to prescribers of these medications and develop information that prescribers can use when counseling patients about the risks and benefits of opioid use.  The FDA has also announced safety labeling changes and post-market study requirements for extended-release and long-acting opioid analgesics (ER/LA opioids). The updated class-wide labeling changes state that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is requiring the drug companies that make these products to conduct further post-market studies and clinical trials. These changes may result in a decrease in prescriptions for this class of drugs and will increase the costs borne by manufacturers of ER/LA opioids.  More recently, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the agency will review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

Certain of our drug candidates that may be developed, including REMOXY ER, are subject to the REMS requirement. The FDA’s REMS requirements have been evolving, and until the contours of required REMS programs are established by the FDA and understood by drug developers and marketers such as ourselves and our collaborators, and until the results of the FDA’s recently announced initiatives are known, there may be delays in marketing approvals for these drug candidates. In addition, there may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of drug candidates subject to the REMS requirement, as well as decreased demand resulting from new labeling requirements, which could negatively impact the commercial benefits to us and our collaborators from the sale of these drug candidates.

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

Our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen recent declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. We do not expect our collaboration revenues to increase unless we enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Sandoz with respect to POSIMIR, Pain

Therapeutics with respect to REMOXY ER, Orient Pharma with respect to ORADUR-Methylphenidate ER, and Santen with respect to an ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our products in development related to those agreements may not be commercialized.

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of September 30, 2018, we had $826,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our pharmaceutical product candidates, including, but not limited to DUR-928, ORADUR-Methylphenidate ER in markets not already licensed to Orient Pharma, including the United States and Europe, and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, any of which could have a material adverse effect on our business.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our pharmaceutical product candidates and components in non-clinical, clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including DUR-928, REMOXY ER and POSIMIR. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce product for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our pharmaceutical product candidates, including POSIMIR and REMOXY ER. If we experience delays or technical difficulties in developing acceptable manufacturing processes or scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

If we and our third-party collaborators, where relevant, are unable to manufacture our pharmaceutical product candidates or components in a timely manner or at an acceptable cost, quality or performance level, and are unable to attain and maintain compliance with applicable regulations, the non-clinical and clinical trials and the commercial sale of our product candidates and those of our third-party collaborators could be delayed. Additionally, we may need to alter our facility design or manufacturing processes, install additional equipment or do additional construction or testing in order to meet regulatory requirements, optimize the production process, increase efficiencies or production capacity or for other reasons, which may result in additional cost to us or delay production of product needed for the non-clinical trials, clinical trials, chemistry, manufacturing and controls (CMC) and commercial launch of our product candidates and those of our third-party collaborators.

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

We have entered into contract manufacturing agreements with multiple vendors for DUR-928. There can be no assurance that we will receive sufficient quantities of DUR-928 to commence and conduct the non-clinical trials, clinical trials and CMC activities we are planning, and delays in supply could delay development of DUR-928.

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

Failure to comply with ongoing governmental regulations for our pharmaceutical product candidates could materially harm our business in the future

Developing, manufacturing, marketing or promoting a drug is subject to very strict controls. Furthermore, clearance or approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and requirements that we update our regulatory filings. Later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our product candidates, which in turn would materially harm our business, financial condition and results of operations:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to meet GMP, GLP and/or other governmental requirements for drug development;
•	failure to obtain approvals for clinically intended uses of our pharmaceutical product candidates under development; or
•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

Manufacturers of drugs must comply with the applicable FDA good manufacturing practice regulations, which include production design controls, testing, quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Compliance with current good manufacturing practices regulations is difficult and costly. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used for the commercial manufacture of our development products. We and/or our present or future suppliers and distributors may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a good manufacturing practice regulation inspection by the FDA relating to our product candidates. If we, our third-party collaborators or our respective suppliers do not achieve compliance for our product candidates we or they manufacture, the FDA may refuse or withdraw marketing clearance, put our or our partner’s clinical trial on hold, withdraw or reject an investigational new drug (IND) application or require product recall, which may cause interruptions or delays in the development, manufacture and sale of our product candidates.

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2018, had an accumulated deficit of approximately $461.3 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we may develop in the future. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development, we may not be able to effectively launch these products. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ product candidates, including DUR-928, POSIMIR, Methydur, PERSERIS and REMOXY ER, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier, pursuant to a supply agreement entered into in December 2005, of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR, REMOXY ER, ORADUR-Methylphenidate and certain other pharmaceutical product candidates we have under development, and a third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with redesigning a pharmaceutical product candidate due to a failure to obtain a single source component;
•

delays associated with finding and contracting with a new supplier (if we can find one capable of replacing the old supplier and negotiate commercially reasonable terms) and then transferring the technology to the new supplier;

•	an inability to obtain an adequate supply of required components; and
•	reduced control over pricing, quality and delivery time.

We have supply agreements in place for certain components of our pharmaceutical product candidates, but do not have in place long term supply agreements with respect to all of the components of any of our product candidates. Therefore the supply of a particular component could be terminated at any time without penalty to the supplier. In addition, we may not be able to procure required components or drugs from third-party suppliers at a quantity, quality and cost acceptable to us. Any interruption in the supply of single source components could cause us to seek alternative sources of supply or manufacture these components internally. Furthermore, in some cases, we are relying on our third-party collaborators to procure supply of necessary components. If the supply of any components for our product candidates is interrupted, components from alternative suppliers may not be available in sufficient volumes or at acceptable quality levels within required timeframes, if at all, to meet our needs or those of our third-party collaborators. This could delay our ability to complete development and obtain approval for commercialization and marketing of our product candidates, causing us to lose sales, incur additional costs, delay new product introductions and could harm our reputation.

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

As of November 2, 2018, we owned or exclusively in-licensed over 50 unexpired issued U.S. patents and over 305 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 90 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes ten in-licensed patent families and one patent family solely owned by us. Two patent families each include two granted patents expiring in at least 2026 and 2032, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2034, 2035, 2037, 2037, 2037, 2040 and 2040,

respectively, plus any eligible patent term adjustments and extensions. Of the eleven patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nine have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and three of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination would result in the loss of our rights to these patent families.

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

In the United States, our REMOXY ER patent portfolio includes four patent families. Three patent families include granted patents expiring in at least 2025, 2031, and 2034, respectively. The patent family providing protection until at least 2025 includes twelve granted patents. The patent family providing protection until at least 2031 includes two granted patents. The patent family providing protection until at least 2034 includes four granted patents. The fourth patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. We currently have pending U.S. applications for each of these four patent families. There can be no assurance that the pending patent applications will be granted. In Europe, REMOXY ER is covered by five granted patents with two expiring in 2023, two expiring in 2026, and one expiring in 2028, plus any eligible patent term extensions.

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

The patent laws of the United States have recently undergone changes through court decisions which may have significant impact on us and our industry. Decisions of the U.S. Supreme Court and other courts with respect to the standards of patentability, constitutionality of inter partes reviews, enforceability, availability of injunctive relief and damages may make it more difficult for us to procure, maintain, defend and enforce patents. In addition, the America Invents Act was signed into law in September 2011, which among other changes to the U.S. patent laws, changed patent priority from “first to invent” to “first to file,” implemented a post-grant opposition system for patents and provided a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

We may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology. We may have to resort to litigation or arbitration to protect our intellectual property rights, or to determine their scope, validity or enforceability. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Enforcing or defending our proprietary rights is expensive, could cause diversion of our resources and may be unsuccessful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Sandoz, Pain Therapeutics, Orient Pharma and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech and other caselaw could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or liabilities or additional expenses associated with the amortization of acquired intangible assets or potential businesses. Acquisitions may not generate any additional revenue or provide any benefit to our business.

Some of our pharmaceutical product candidates contain controlled substances, the making, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies

Some of our product candidates currently under development contain, and our products in the future may contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. REMOXY ER, and certain other product candidates we may develop contain active ingredients which are classified as controlled substances under the regulations of the U.S. Drug Enforcement Agency. For our product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our product candidates containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2018. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2017 and determined that goodwill was not impaired as of December 31, 2017. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2018, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is seismically active and near wildfire zones.

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes, as well as wildfires. Should such a natural disaster occur, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be destroyed.

Risks Related To Our Industry

The market for our pharmaceutical product candidates and ALZET and LACTEL product lines is rapidly changing and competitive, and new products or technologies developed by others could impair our ability to maintain or grow our business and remain competitive

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our product candidates under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, and others have development plans for products to treat NAFLD/NASH, PSC or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, AbbVie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

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

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  Competition for our LACTEL product line comes from companies including Evonik, Corbion, FUJIFILM Wako Pure Chemical Corporation, PCAS and others.  Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. We may in the future face competition for our ALZET and LACTEL product lines from other companies including low cost foreign competitors.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved or cleared product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to new requirements or policies, or if we are not able to maintain regulatory compliance, our products and product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, or be able to enter attractive collaboration agreements, which would adversely affect our business.

We could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage

The testing, clinical development, manufacture, marketing and sale of our product candidates involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to an annual aggregate limit in connection with clinical trials and commercial sales of our product candidates, our present product liability insurance may be inadequate and may not fully cover the costs of any claim or any ultimate damages we might be required to pay. Product liability claims or other claims related to our product candidates, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant damages. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. A product liability claim could also significantly harm our reputation and delay market acceptance of our product candidates.

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our products in research and development, including DUR-928, and POSIMIR, if approved, and including Indivior’s PERSERIS. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

In addition, market adoption of POSIMIR and other products in development may depend on what data from clinical studies is included in the product label, and there can be no assurance as to what the final product labels will contain. Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our products. If we are unable to obtain regulatory approval, commercialize and market our future products when planned and achieve market acceptance, we will not achieve anticipated revenues.

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

Potential new accounting pronouncements and legislative actions are likely to impact our future financial position or results of operations

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB pronouncements and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors. Compliance with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks related to actions on trade by the U.S. and foreign governments could adversely affect the Company's results of operations and financial condition

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements.   It has also initiated or is considering the imposition of tariffs on certain foreign products. Changes in U.S. trade policy have resulted in, and could continue to result in, one or more U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries. A potential resulting trade war could have a significant adverse effect on world trade and the world economy. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. Any additional sales in the public market of our common stock, under our Controlled Equity Offering program with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of September 30, 2018, 30,970,551 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.63 per share and 8,604,997 additional shares of common stock reserved for potential future issuance under our stock option plan, and an aggregate of 419,251 shares of common stock reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	negative press coverage or online mis-information about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Global Market;
•	loss or disruption of facilities due to natural disasters;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

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

10.1

Fifth Amendment to Lease between De Anza Enterprises and the Company dated as of August 15, 2018 ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 17, 2018).

10.2

Third Amendment to Lease between Handley Management Corporation, as successor-by-merger to Renault & Handley Employee Investments Co. and the Company dated September 17, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 21, 2018).

10.3*	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated December 5, 2012.

10.4*+	Amendment No. 1 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated July 2, 2015.

10.5*+	Amendment No. 2 to Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated March 6, 2018.

31.1*	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2*	Rule 13a-14(a) Section 302 Certification of Michael H. Arenberg.

32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael H. Arenberg.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Confidential treatment requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 8, 2018

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: November 8, 2018