Form 10-Q
period 2019-06-30
DURECT CORP
filed 2019-08-02
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Bubb Road

Cupertino, California 95014

(Address of principal executive offices, including zip code)

(408) 777-1417

(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share Preferred Share Purchase Rights	DRRX	The NASDAQ Stock Market LLC (The Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2019, there were 191,942,234 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$36,943	$31,644
Short-term investments	996	2,671
Accounts receivable (net of allowances of $65 at June 30, 2019 and $102 at December 31, 2018)	2,142	1,757
Inventories, net	3,665	3,421
Prepaid expenses and other current assets	1,336	2,247
Total current assets	45,082	41,740
Property and equipment, net	533	605
Operating lease right-of-use assets	6,717	—
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	1,106	1,105
Total assets	$59,987	$49,999
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,012	$1,589
Accrued liabilities	4,377	4,668
Contract research liabilities	1,204	1,405
Term loan, current portion, net	972
Operating lease liabilities, current portion	2,014	—
Total current liabilities	10,579	7,662
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	5,143	—
Term loan, non-current portion, net	19,838	20,533
Other long-term liabilities	721	992
Commitments and contingencies
Stockholders’ equity:
Common stock	19	16
Additional paid-in capital	505,863	488,608
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(482,981)	(468,624)
Stockholders’ equity	22,894	20,000
Total liabilities and stockholders’ equity	$59,987	$49,999

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Collaborative research and development and other revenue	$1,639	$645	$3,139	$1,741
Product revenue, net	2,346	2,768	4,977	5,160
Total revenues	3,985	3,413	8,116	6,901
Operating expenses:
Cost of product revenues	879	1,084	2,015	2,258
Research and development	6,598	6,120	12,849	13,072
Selling, general and administrative	3,278	2,816	6,732	6,010
Total operating expenses	10,755	10,020	21,596	21,340
Loss from operations	(6,770)	(6,607)	(13,480)	(14,439)
Other income (expense):
Interest and other income	177	240	386	398
Interest expense	(634)	(644)	(1,263)	(1,267)
Net other expense	(457)	(404)	(877)	(869)
Net loss	$(7,227)	$(7,011)	$(14,357)	$(15,308)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	(3)	1	(7)	1
Total comprehensive loss	$(7,230)	$(7,010)	$(14,364)	$(15,307)
Net loss per share
Basic	$(0.04)	$(0.04)	$(0.09)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.09)	$(0.10)
Weighted-average shares used in computing net loss per share
Basic	164,359	161,621	163,219	157,612
Diluted	164,359	161,621	163,219	157,612

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon equity financings, net of issuance costs of $129	243	—	61	—	—	61
Stock-based compensation expense from stock options and ESPP shares	—	—	437	—	—	437
Fully vested options issued to settle accrued liabilities			994			994
Net loss	—	—	—	—	(7,130)	(7,130)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Balance at March 31, 2019	162,303	$16	$490,100	$(4)	$(475,754)	$14,358
Issuance of common stock upon equity financings, net of issuance costs of $127	29,571	3	15,316	—	—	15,319
Issuance of common stock upon ESPP purchases	57	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares			420	—	—	420
Net loss	—	—	—	—	(7,227)	(7,227)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at June 30, 2019	191,931	$19	$505,863	$(7)	$(482,981)	$22,894

Balance at December 31, 2017	150,837	$15	$465,246	$(1)	$(443,772)	$21,488
Adjustment due to changes in accounting policies	—	—	—	—	470	470
Issuance of common stock upon exercise of stock options	515	—	565	—	—	565
Issuance of common stock upon equity financings, net of issuance costs of $469	8,171	1	13,645	—	—	13,646
Stock-based compensation expense from stock options and ESPP shares	—	—	663	—	—	663
Fully vested options issued to settle accrued liabilities			1,860			1,860
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2018	159,523	$16	$481,979	$(1)	$(451,599)	$30,395
Issuance of common stock upon exercise of stock options	959	—	1,070	—	—	1,070
Issuance of common stock upon ESPP purchases	61	—	41	—	—	41
Issuance of common stock upon equity financings, net of issuance costs of $97	1,458	—	3,134	—	—	3,134
Stock-based compensation expense from stock options and ESPP shares	—	—	639	—	—	639
Net loss	—	—	—	—	(7,011)	(7,011)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	1	—	1
Balance at June 30, 2018	162,001	$16	$486,863	$—	$(458,610)	$28,269

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,357)	$(15,308)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	153	221
Stock-based compensation	860	1,300
Amortization of debt issuance cost	179	51
Net amortization on investments	24	41
Changes in operating lease liabilities	79	—
Changes in assets and liabilities:
Accounts receivable	(385)	911
Inventories	(246)	(98)
Prepaid expenses and other assets	910	364
Accounts payable	423	(625)
Accrued and other liabilities	896	1,122
Contract research liabilities	(201)	(124)
Deferred revenue	—	(479)
Total adjustments	2,692	2,684
Net cash used in operating activities	(11,665)	(12,624)
Cash flows from investing activities
Purchases of property and equipment	(81)	(41)
Purchases of available-for-sale securities	(49)	(6,835)
Proceeds from maturities of available-for-sale securities	1,693	9,118
Net cash provided by investing activities	1,563	2,242
Cash flows from financing activities
Payments on equipment financing obligations	(5)	(6)
Payment of additional issuance cost for term loan	—	(105)
Net proceeds from issuances of common stock	15,406	18,456
Net cash provided by financing activities	15,401	18,345
Net decrease in Cash, cash equivalents, and restricted cash	5,299	7,963
Cash, cash equivalents, and restricted cash, beginning of the period	31,794	29,525
Cash, cash equivalents, and restricted cash, end of the period (1)	$37,093	$37,488
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$994	$1,860
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$7,329	$—

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at both June 30, 2019 and June 30, 2018.
(2) Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”).

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

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2019, the operating results and comprehensive loss for the three and six months ended June 30, 2019 and 2018, stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of June 30, 2019, the Company had an accumulated deficit of $483.0 million as well as negative cash flows from operating activities for the six months ended June 30, 2019.

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

The Company’s inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$274	$223
Work in process	1,680	1,486
Finished goods	1,711	1,712
Total inventories	$3,665	$3,421

Leases

Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method approach with a cumulative-effect adjustment as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. Results for the six months ended June 30, 2019 are presented under Topic 842. Other prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and operating lease liability for our leased properties.

The impact of the adoption of Topic 842 on the accompanying Condensed Balance Sheet as of January 1, 2019 was as follows (in thousands):

	As of January 1, 2019
	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Condensed Balance Sheets
Operating lease right-of-use assets	$—	$7,329	$7,329
Operating lease liabilities:
Accrued liabilities (1)	$(92)	$92	$—
Other long-term liabilities (1)	(270)	270	—
Lease liabilities, current portion	—	(1,972)	(1,972)
Lease liabilities, non-current portion	—	(5,719)	(5,719)
	$(362)	$(7,329)	$(7,691)

(1)	Includes deferred rent, current and long-term portions of operating lease liabilities which were recorded against the operating lease right-of-use asset upon adoption of Topic 842

There was no effect from the adoption of Topic 842 on the Company’s condensed statement of cash flows.

Revenue Recognition

The Company enters into license and collaboration agreements under which the Company may receive upfront license fees, research funding and contingent milestone payments and royalties. Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. The Company recorded a net increase to opening retained earnings of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the three and six months ended June 30, 2019 as a result of applying Topic 606.

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

Total revenue by geographic region for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$2,860	$2,124	$5,354	$4,198
Europe	556	745	1,383	1,503
Japan	314	285	736	572
Other	255	259	643	628
Total	$3,985	$3,413	$8,116	$6,901

During the three and six months ended June 30, 2019 and 2018, the Company did not  recognize any revenue as a result of changes in the contract asset and the contract liability balances associated with the Company’s deferred research and development revenues for the Company’s collaboration agreements.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Six months ended June 30,
	2019	2018
Numerators:
Net loss	$(14,357)	$(15,308)
Denominator:
Weighted average shares used to compute basic net loss per share	163,219	157,612
Dilutive common shares from stock options and ESPP	—	—
Weighted average shares used to compute diluted net loss per share	163,219	157,612
Net loss per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)

Options to purchase approximately 29.8 million and 30.0 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2019, respectively, as the effect would be anti-dilutive. Options to purchase approximately 13.4 million and 14.7 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and six months ended June 30, 2018, respectively, as the effect would be anti-dilutive.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard was effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively, compared to $645,000 and $1.7 million for the corresponding periods in 2018. These revenues were primarily related to revenue recognized associated with the Company’s feasibility agreements for all periods presented.

Patent Purchase Agreement with Indivior

On September 26, 2017, the Company entered into a Patent Purchase Agreement (the “Indivior Agreement”) with Indivior.  Pursuant to the Indivior Agreement, the Company assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS™ (risperidone), Indivior’s extended-release injectable suspension for the treatment of schizophrenia in adults.  In consideration for such assignment, Indivior made an upfront non-refundable payment to the Company of $12.5 million.  Indivior also agreed to make an additional $5.0 million payment to the Company contingent upon NDA approval of PERSERIS, as well as quarterly earn-out payments that are based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending through at least 2026.  The Company also receives a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The Indivior Agreement contains customary representations, warranties and indemnities of the parties. The Company received the payment of $12.5 million from Indivior in September 2017 and recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as the Company did not have any continuing obligations under the purchase agreement. On July 27, 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering the $5.0 million payment to the Company; this payment was received by the Company in August 2018.  The Company recognized the $5.0 million as milestone revenue during the twelve months ended December 31, 2018 as there is no further performance obligation associated with this milestone payment. Amounts recognized to date related to earn-out revenues from PERSERIS have been immaterial.

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of June 30, 2019). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of June 30, 2019, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

Agreement with Sandoz AG

In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR (bupivacaine extended release solution) in the United States. Following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR), the agreement became effective in June 2017.

The cumulative aggregate payments received by the Company from Sandoz as of June 30, 2019 were $20.0 million under this agreement.

On January 2, 2019, the Company received written notice from Sandoz that Sandoz terminated this agreement effective January 27, 2019. As a result of this termination, Sandoz returned its exclusive commercialization rights to develop and market POSIMIR in the United States.  The parties are in dispute with regard to Sandoz’s obligation to pay a termination fee to the Company. The Company has initiated a formal dispute resolution process related to the termination fee.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2019 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$61	$—	$—	$61
Certificates of deposit	150	—	—	150
Commercial paper	36,842	1	(8)	36,835
	$37,053	$1	$(8)	$37,046
Reported as:
Cash and cash equivalents	$35,908	$—	$(8)	$35,900
Short-term investments	995	1	—	996
Long-term restricted investments	150	—	—	150
	$37,053	$1	$(8)	$37,046

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	150	—	—	150
Commercial paper	32,224	—	—	32,224
	$32,876	$—	$—	$32,876
Reported as:
Cash and cash equivalents	$30,055	$—	$—	$30,055
Short-term investments	2,671	—	—	2,671
Long-term restricted investments	150	—	—	150
	$32,876	$—	$—	$32,876

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2019, by contractual maturity (in thousands):

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$36,992	$36,985
	$36,992	$36,985

There were no securities that have had an unrealized loss for more than 12 months as of June 30, 2019.

As of June 30, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of June 30, 2019, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of product revenues	$22	$23	$43	$48
Research and development	172	338	346	691
Selling, general and administrative	228	278	470	561
Total stock-based compensation	$422	$639	$859	$1,300

As of June 30, 2019 and 2018, $10,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock Options
Risk-free rate	1.9-2.5%	2.8-3.0%	1.9-2.7%	2.7-3.0%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.5-10.0	7.5-10.0	7.5-10.0	7.0-10.0
Volatility	79-83%	79-85%	79-83%	79-86%

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan
Risk-free rate	2.4%	2.1%	2.4-2.5%	1.3-2.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	78%	66%	60-78%	66-146%

Note 5. Term Loan

In July 2016, the Company entered a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of the term loan of August 1, 2020. The Loan Agreement also provides for a floating interest rate (7.95% initially and 9.71% as of June 30, 2019) based on an index rate plus a spread, a $150,000 facility fee that was paid at closing and an additional payment equal to 9.25% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment. The facility fee and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $1.9 million payment are being amortized to interest expense during the life of the term loan using the effective interest rate method.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of June 30, 2019, are as follows (in thousands):

Six months ended December 31, 2019	$813
2020	6,824
2021	8,885
2022	8,911
Total minimum payments	25,433
Less amount representing interest	(3,853)
Gross balance of term loan	21,580
Less unamortized debt discount	(770)
Carrying value of term loan, net	20,810
Less term loan, current portion, net	(972)
Term loan, non-current portion, net	$19,838

As of June 30, 2019, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $564,000 and $1.1 million for the three and six months ended June 30, 2019, respectively, compared to $464,000 and $928,000 for the corresponding periods in 2018.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Six months ended December 31, 2019	$1,072
2020	2,200
2021	2,126
2022	1,991
Thereafter	2,245
$9,634

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

During the three months ended June 30, 2019, the Company raised net proceeds (net of commissions) of approximately $355,000 from the sale of 571,700 shares of the Company’s common stock in the open market at a weighted average price of $0.64 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015 (Controlled Equity Offering). During the six months ended June 30, 2019, the Company raised net proceeds (net of commissions) of approximately $538,900 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald.

During the three months ended June 30, 2018, the Company raised net proceeds (net of commissions) of approximately $3.1 million from the sale of 1,458,151 shares of the Company’s common stock in the open market at a weighted average price of $2.22 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald.   During the six months ended June 30, 2018, the Company raised net proceeds (net of commissions) of approximately $16.8 million from the sale of 9,629,426 shares of the Company’s common stock in the open market at a weighted average price of $1.80 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald.

On June 20, 2019, the Company entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $116,000.

Note 8. Subsequent Event

Agreement with Gilead Sciences, Inc.

On July 19, 2019, the Company entered into a license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc.  (“Gilead”). Pursuant to the Gilead Agreement, the Company has granted Gilead the exclusive worldwide rights to develop and commercialize a long-acting injectable HIV product utilizing DURECT’s SABER® technology.    Gilead also received exclusive access to the SABER platform for HIV and Hepatitis B Virus (HBV) and the exclusive option to license additional SABER-based products directed to HIV and HBV.

Under the terms of the Gilead Agreement, Gilead made an upfront payment to DURECT of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales.  The parties will collaborate on specified development activities with Gilead controlling and funding the development programs.  The Gilead Agreement contains customary representations, warranties and indemnification provisions.  The term of the Gilead Agreement is for the duration of Gilead’s obligation to pay royalties for product sales under the Gilead Agreement. The Gilead Agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to DURECT and each party to terminate the Gilead Agreement upon material breach of the Gilead Agreement by the other party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2019 and 2018 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential regulatory filings for or approval of DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS and milestone and royalty payments we may receive from Gilead;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products and technologies;
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

•

sufficiency of our cash resources, anticipated capital requirements and capital expenditures, our ability to comply with covenants of our term loan, and our need or desire for additional financing, including potential sales under our shelf registration statement;

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

Our product pipeline currently consists of multiple investigational drug candidates in development.  DUR‑928, a new chemical entity in Phase 1 and 2 development, is the lead candidate in DURECT’s Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury such as alcoholic hepatitis (AH) and acute kidney injury (AKI), chronic metabolic diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH) and other liver diseases, and inflammatory skin conditions such as psoriasis and atopic dermatitis.  DURECT’s proprietary oral and injectable delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  Important development programs in this category include POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to three days of pain relief after surgery and an investigational long-acting injectable HIV product being developed in collaboration with Gilead.

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

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928, is an endogenous, orally available small molecule that modulates the gene expression of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation, and cell survival.  Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

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

Our major product research and development efforts for DUR-928 in 2019 are set forth in the following table:

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

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Acute organ injury is an area of major unmet medical need for which effective pharmaceutical treatment is often lacking. Alcoholic liver disease (ALD) is a syndrome characterized by progressive inflammatory liver injury associated with long-term heavy intake of alcohol, and involves a spectrum that ranges from mild injury to severe, life threatening injury.  Alcoholic hepatitis (AH), is an acute, inflammatory form of ALD for which there are no effective therapeutics available. The prevalence of AH is believed to be 10-35% of heavy drinkers.  There were over 320,000 hospitalizations related to alcoholic hepatitis in 2010, and the hospitalization costs amounted to nearly $50,000 per patient. The cost of a liver transplant exceeds $800,000. Acute kidney injury (AKI), a sudden loss of kidney function due to renal failure or injury, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, kidney dialysis and progression to chronic kidney disease. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928.

Clinical Program.    In 2018, we began a Phase 2a clinical trial to evaluate intravenously infused DUR-928 in patients with moderate and severe alcoholic hepatitis (AH).  This is an open label, dose escalation (30, 90 and 150 mg), multi-center U.S. study, originally designed to be conducted in two sequential parts.  Part A includes patients with moderate AH and Part B includes patients with severe AH (as determined by the Model of End-Stage Liver Disease (MELD) scores, a common scoring system to assess the severity and prognosis of AH patients).  Dose escalation may occur following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee (DEC). The target number of patients for the study is 4 per dose group. The objectives of this study include assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry and biomarkers. After completing dosing for the low-dose 30 mg cohort (n=4) of Part A (moderate AH patients), the DEC approved commencement of the 90 mg cohort in Part A while simultaneously commencing recruitment for Part B (severe AH patients) with the 30 mg dose.  Upon completion of dosing for the 30 mg cohort (n=4) of Part B, the DEC approved commencement of the 90 mg cohort in Part B. Recently, we completed dosing the 90 mg cohort (n=4) of Part B and, following approval by the DEC, initiated dosing for the 150 mg cohort in Part B. In parallel with our ongoing trial, we are supporting Dr. Craig McClain’s efforts to initiate an NIH-funded study of DUR-928 in AH patients at the University of Louisville.

In May 2019, we disclosed preliminary data from the first 10 patients who had completed dosing of DUR-928 (eight patients (4 moderate and 4 severe) at the 30 mg dose, and two patients (1 moderate and 1 severe) at the 90 mg dose) at the time and for which data could be analyzed.  This preliminary data is described below.

Lille scores are used in clinical practice to help determine the prognosis for AH patients after 7 days of corticosteroid treatment. Patients with a Lille score below 0.45 have an 85% 6-month survival rate vs. those with Lille scores of above 0.45, have only a 25% 6-month survival rate (Louvet A et al. Hepatology 2007; 45: 1348-54). The lower the Lille score, the better the prognosis is for the AH patient. In our study, the median Lille score for the 9 initial AH patients treated with DUR-928 who returned for their Day 7 visit is 0.04. The median Lille score among a cohort of 15 patients treated with supportive care with or without corticosteroids at the University of Louisville (UL) is 0.41 (shown as historical control).

The chart below shows individual patient Lille scores for the first 9 patients plotted as a function of their initial MELD scores.

1)

Our advisor, Dr. Craig McClain from the University of Louisville (UL), shared anonymized data from his study, in which 15 AH patients with initial MELD scores ranging from 15-30 received either supportive care alone (n=8) or supportive care with corticosteroids (n=7).

2)	Of the first 10 AH patients dosed with DUR-928, one patient did not return for the day 7 visit, so Lille scores could only be calculated for 9 of the first10 patients.
3)	Lille scores in the DUR-928 patients were significantly lower than that of the UL patients (p=0.002; Wilcoxon's Rank Sum Test).
4)	Patients in the UL group were followed beyond 28 days after treatment, whereas DUR-928 patients were followed to 28-days after treatment.

Mathurin et al. proposed three prognostic classifications of AH patients in response to treatment based on Lille scores and their correlation with 28-day survival rates from a meta-analysis of four randomized controlled trials evaluating the effectiveness of corticosteroids in an aggregate of 324 patients with severe AH (Mathurin P. et al. Gut 2011; 60:255-260). The following table shows the percentage of patients from three AH data sets, including DUR-928, in each Mathurin classification based on patients’ Lille scores. Seventy-eight percent (7/9) of the DUR-928 treated AH patients with Lille scores are classified as complete responders, 22% (2/9) are partial responders and none (0/9) were null responders.

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

c)	See footnote 1 on page 22.
d)	See footnote 2 on page 22.
e)	See footnote 3 on page 22.

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

P-Values calculated with Wilcoxon's Signed Rank Test

Model of End-Stage Liver Disease (MELD) score is another common scoring system used to assess the severity and prognosis of AH patients. Patients with MELD scores of 11-20 are classified as having moderate AH and patients with MELD scores of 21-30 are classified as having severe AH.  As with Lille scores, the lower the MELD score, the better the prognosis for the AH patient. In our study (shown in the chart below), the median reduction from baseline (Day 0, prior to treatment) (n=10) in MELD in the DUR-928 treated patients was 4% at Day 7 (n=9) and 21% at Day 28 (n=8) compared to a 4% and 6% reduction at Day 7 and Day 28, respectively, in the UL patients (shown as historical control).

MELD is calculated based on (a) bilirubin, (b) serum creatinine (sCr), and (c) International Normalized Ratio (INR), which is a measure of prothrombin time.    P-Values calculated with Wilcoxon's Signed Rank Test

The preliminary data from the first 10 patients indicates that, DUR-928 was well tolerated and PK parameters were not affected by the severity of the disease. Preliminary data from the completed cohort of severe AH patients dosed at 90 mg are consistent with the preliminary data from 30 mg and 90 mg patients reported above. There have been no drug-related adverse events in the DUR-928 treated patients to date. The data presented are preliminary and will be finalized upon completion of the trial. There can be no assurance that additional patients treated with DUR-928 will have similar results as those reported here.

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

We have also conducted a Phase 1b study with injected DUR-928 in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (MCS), matched by age, body mass and gender with normal kidney function. This study was a single-site, open-label, single-ascending-dose study in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of intramuscular injected DUR-928. The low dose cohort consisted of 6 patients with CKD and 3 MCS; the high dose cohort consisted of 5 CKD patients and 3 MCS.  In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the MCS were comparable. The results of this Phase 1b trial were presented at Kidney Week 2018 in San Diego, CA.

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

Clinical program.  We have conducted an exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The double-blinded and placebo-controlled trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.  We believe that the initial results were encouraging and warrant further investigation.  As a result, we are conducting a Phase 2a, randomized, double-blind, vehicle-controlled proof-of-concept clinical trial, in which DUR-928 is applied topically once-daily for 28 days in patients with mild to moderate plaque psoriasis. The trial is being conducted at multiple clinical sites in the U.S.  Twenty patients are planned to be enrolled to obtain approximately 15 evaluable patients. Patients serve as their own controls, applying DUR-928 to the plaque on one arm and the vehicle (placebo) to a similar plaque on the other arm. After the treatment period, patients will be followed for an additional four weeks. The primary efficacy endpoint will be change in local psoriasis scores from baseline in the DUR-928-treated plaques compared to that in the vehicle-treated plaques. We began dosing patients in March 2019 and expect to announce top-line data from this study in the second half of 2019.

Chronic Liver Disease Program with Orally Administered DUR-928

Market Opportunity.    Non-alcoholic fatty liver disease (NAFLD) is the most common form of chronic liver disease in both children and adults.   It is estimated that NAFLD affects approximately 30% to 40% of adults and 10% of children in the United States. Non-alcoholic steatohepatitis (NASH), a more severe and progressive form of NAFLD, is one of the most common chronic liver diseases worldwide, with an estimated prevalence of 3-5% globally. No drug is currently approved for treatment of NAFLD or NASH.  Moreover, alcoholic fatty liver disease (AFLD), including its more advanced stage, alcoholic steatohepatitis (ASH), develops in approximately 90% of individuals who drink more than 60 grams/day of alcohol, but may occur in individuals who drink less, and is a major contributor to the global burden of liver cirrhosis.  In addition to these liver diseases, there are a number of orphan liver diseases for which we may seek to develop DUR-928.

Clinical Program.    In March 2019 we began enrolling patients in a Phase 1b randomized and open-label clinical study being conducted in the U.S. to evaluate safety, pharmacokinetics and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis.  DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) is administered orally for 28 consecutive days with approximately 20 patients per dose group for a total of approximately 60 patients in the trial as shown below. Key endpoints include safety and pharmacokinetics (PK), clinical chemistry and biomarkers (e.g., bilirubin, lipids, liver enzymes, CK-18s, and inflammatory cytokines) as well as liver imaging. We expect to announce initial data from this study in the second half of 2019.

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

We also conducted a Phase 1b trial in cirrhotic and non-cirrhotic NASH patients and matched control subjects (MCS) (matched by age, body mass index and gender with normal liver function) utilizing orally administered DUR-928. This was an open-label, single-ascending-dose safety and PK study conducted in Australia in two successive dose cohorts (first a low dose of 50 mg and then a high dose of 200 mg). Both cohorts consisted of 10 NASH patients and 6 MCS. Data from this study was presented at the International Liver Congress™ 2017 organized by the European Association for the Study of the Liver (EASL) in Amsterdam on April 22, 2017. All patients and MCS in this study tolerated DUR-928 well.  One patient (with a prior history of arrhythmia and an ongoing viral infection) in the high dose cohort experienced a serious adverse event (shortness of breath), which occurred without unusual biochemical changes and resolved without intervention but was considered possibly treatment related by the physician due to its temporal association with dosing.  In both low and high dose cohorts, the PK parameters were comparable between the NASH patients and the MCS.  In addition, the systemic exposure following the low and high doses of DUR-928 was dose dependent.

While this study was not designed to assess efficacy, we observed statistically significant reductions from baseline of several biomarkers after both doses of DUR-928.   A single oral dose of DUR-928 significantly reduced the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, hsCRP, and IL-18 in these subjects.  The mean decrease of full-length CK-18 (a generalized cell death marker) at the measured time point of greatest effect (12 hours after dosing) was 33% in the low dose cohort and 41% in the high dose cohort.  The mean decrease of cleaved CK-18 (a cell apoptosis marker) at the measured time point of greatest effect (12 hours after dosing) was 37% in the low dose cohort and 47% in the high dose cohort.  The mean reduction of total bilirubin (a liver function marker) at the measured time point of greatest effect (12 hours after dosing) was 27% in the low dose cohort and 31% in the high dose cohort.  The mean decrease of high sensitivity C-Reactive Protein (hsCRP) (a marker of inflammation) at the measured time point of greatest effect (24 hours after dosing) was 8% in the low dose cohort and 13% in the high dose cohort.   The mean decrease of IL-18 (an inflammatory mediator) at the measured time point of greatest effect (8 hours after dosing) was 4% in the low dose cohort and 8% in the high dose cohort.

Collectively, the reduction of these biomarkers plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be associated with clinically relevant benefits, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

Additional Proprietary Pharmaceutical Programs

POSIMIR® (bupivacaine extended-release solution)

Our investigational post-operative pain relief depot, POSIMIR, is a sustained release injectable using our proprietary SABER® delivery system to deliver bupivacaine, an off-patent pharmaceutical agent. SABER is a controlled drug delivery technology that is administered via the parenteral (i.e., injectable) route to deliver drugs that act systemically or locally. POSIMIR is designed to be administered to a surgical site for post-operative pain relief and is intended to provide local analgesia for up to 3 days, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients.

Status.  In April 2013, we submitted an NDA as a 505(b)(2) application, which relied in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter (CRL) from the FDA. Based on the CRL and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. On June 27, 2019, we submitted a response to the CRL, intending to address the issues raised in the CRL and seeking FDA approval of POSIMIR. On July 17, 2019, we announced that the FDA agreed to file the submitted response to the CRL as a complete Class 2 Resubmission and assigned a user fee goal date for FDA response of December 27, 2019.

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

FDA Submission

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted a full response to the CRL to the FDA in late June 2019. The submission seeks FDA approval of POSIMIR based on what the Company and its advisors believe is adequate evidence of both safety and efficacy. The FDA has acknowledged that the submission of DURECT’s full response to the CRL is considered by the FDA to be a complete class 2 response to the CRL. The user fee goal date for FDA response is December 27, 2019.

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

Indivior launched PERSERIS in February 2019 with a 50-person field force.  While Indivior has projected a potential peak net revenue goal of $200 to $300 million per year for PERSERIS, there can be no assurance such revenues will be achieved.

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

REMOXY® ER

In December 2002, we entered into an agreement with Cassava Sciences Inc. (formally known as Pain Therapeutics, Inc), amended in December 2005, under which we granted Cassava Sciences the exclusive, worldwide right to develop and commercialize selected long-acting oral opioid products using our ORADUR technology incorporating four specified opioid drugs.

On March 20, 2019, we received written notice from Cassava Sciences that Cassava Sciences is terminating their agreement with us effective June 18, 2019. As a result of this termination, Cassava Sciences has no license under DURECT’s technology and has returned its exclusive, worldwide commercialization rights to develop and market REMOXY ER to us.

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

We currently have several major active drug delivery technology platforms:

The SABER and CLOUD Bioerodible Injectable Depot Systems

Our bioerodible injectable depot systems include our SABER and CLOUD platform technologies. SABER uses a high viscosity base component, such as sucrose acetate isobutyrate (SAIB), to provide controlled release of a drug. When the high viscosity SAIB is formulated with drug, biocompatible excipients and other additives, the resulting formulation is easily injectable with standard syringes and needles. After injection of a SABER formulation, the excipients diffuse away over time, leaving a viscous depot which provides controlled sustained release of drug. CLOUD is a class of bioerodible injectable depot technology which generally does not contain SAIB but includes various other release rate modifying excipients and/or bioerodible polymers to achieve the delivery of drugs for periods of days to months from a single injection. We are researching and developing a variety of controlled-release products based on the SABER and CLOUD technologies. Based on research and development work to date, our bioerodible injectable depot technologies have shown the following advantages:

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

•

Ease of Administration—Prior to injection, our bioerodible injectable depot formulations are often fairly liquid and therefore can often be injected through small needles. Additionally, because of the often higher drug concentration of our bioerodible injectable depot formulations, less volume may be required to be injected. In some cases, small injection volumes and more liquid solutions can result in easier, less painful administration.

•	Patent Protection—Our bioerodible injectable depot technology is covered by United States and foreign patents. See “Patents, Licenses and Proprietary Rights” below.
•

Ease of Manufacture—Compared to microspheres and other polymer-based controlled release injectable systems, in some cases, our bioerodible injectable depot formulations are readily manufacturable at low cost.

The SABER technology is the basis of POSIMIR (described above). The SABER technology is also utilized in our long-acting HIV program with Gilead Sciences, Inc. (Gilead) and our ophthalmic program with Santen Pharmaceutical Co., Ltd. (Santen), as well as other feasibility program(s). In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be generally safe and well-tolerated.

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

The ORADUR technology is the basis of our ORADUR-Methylphenidate ER program (described above).

Depot Injectable Programs

In addition to biologic drugs, many traditional small molecule drugs have to be given by frequent injections, which is costly, inconvenient and may result in either unwanted side effects or suboptimal efficacy. We have active programs underway to improve our depot injectable systems and to apply those systems to various drugs and drug candidates, and have entered into a number of feasibility studies over the years with biotechnology and pharmaceutical companies to test their products in our systems. The long-acting HIV program with Gilead and the ophthalmic program with Santen are projects which started as depot injectable feasibility projects and then matured into development and license agreements.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At June 30, 2019, we had an accumulated deficit of $483.0 million. Our net loss was $7.2 million and $14.4 million for the three and six months ended June 30, 2019, respectively. Our net losses were $25.3 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the second quarter of 2019 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2019. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

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

Results of Operation

Three and Six months ended June 30, 2019 and 2018

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

We expect our collaborative research and development and other revenue in the near future to increase compared to the second quarter of 2019 due to the execution of the license agreement with Gilead. We expect our collaborative research and development and other revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations, our existing third party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively, compared to $645,000 and $1.7 million for the corresponding periods in 2018. These revenues were primarily related to revenue recognized associated with the Company’s feasibility agreements for all periods presented.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $2.3 million and $5.0 million in the three and six months ended June 30, 2019, respectively, compared with $2.8 million and $5.2 million for the corresponding periods in 2018. The decreases in the three and six months ended June 30, 2019 were primarily attributable to lower revenue from our LACTEL product line and our ALZET mini pump product line as a result of lower units sold compared to the corresponding periods in 2018.

Cost of product revenues

Cost of product revenues was $879,000 and $2.0 million for the three and six months ended June 30, 2019, respectively, compared with $1.1 million and $2.3 million for the corresponding periods in 2018. The decreases in the cost of product revenue in the three and six months ended June 30, 2019 were primarily the result of lower cost of goods sold related to our LACTEL product line and our ALZET product line arising from lower units sold compared to the corresponding periods in 2018. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $22,000 and $43,000 for the three and six months ended June 30, 2019, respectively, compared to $23,000 and $48,000 for the corresponding periods in 2018.

We had 20 manufacturing employees as of June 30, 2019 compared with 21 as of June 30, 2018. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $6.6 million and $12.8 million for the three and six months ended June 30, 2019, respectively, compared to $6.1 million and $13.1 million for the corresponding periods in 2018. The increase in the three months ended June 30, 2019 was primarily attributable to higher research and development costs associated with DUR-928 and depot injectable programs, partially offset by lower research and development costs associated with POSIMIR and other research programs, compared to the corresponding period in 2018, as more fully discussed below. The decrease in the six months ended June 30, 2019 was primarily attributable to lower research and development costs associated with POSIMIR and other research programs, partially offset by higher research and development costs associated with DUR-928 and depot injectable programs compared to the corresponding period in 2018, as more fully discussed below.  Stock-based compensation expense recognized related to research and development personnel was $172,000 and $346,000 for the three and six months ended June 30, 2019, respectively, compared to $338,000 and $691,000 for the corresponding periods in 2018. As of June 30, 2019, we had 43 research and development employees compared with 48 as of June 30, 2018. We expect research and development expenses in the near future to increase compared to the second quarter of 2019 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
DUR-928	$3,989	$3,745	$8,185	$7,833
Depot injectable programs	1,230	714	2,495	1,687
POSIMIR	1,298	1,523	2,020	3,261
Others	81	138	149	291
Total research and development expenses	$6,598	$6,120	$12,849	$13,072

DUR-928

Our research and development expenses for DUR-928 were $4.0 million and $8.2 million in the three and six months ended June 30, 2019, respectively, compared to $3.7 million and $7.8 million for the corresponding periods in 2018. The increases in the three and six months ended June 30, 2019 were primarily due to higher clinical trial expenses, partially offset by lower employee-related expenses incurred for this drug candidate compared with the corresponding periods in 2018.

Depot injectable programs

Our research and development expenses for depot injectable programs were $1.2 million and $2.5 million in the three and six months ended June 30, 2019, respectively, compared to $714,000 and $1.7 million for the corresponding periods in 2018. The increases in the three and six months ended June 30, 2019 were primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding periods in 2018.

POSIMIR

Our research and development expenses for POSIMIR were $1.3 million and $2.0 million in the three and six months ended June 30, 2019, respectively, compared to $1.5 million and $3.3 million for the corresponding periods in 2018. The decreases in the three and six months ended June 30, 2019 were primarily due to lower outside expenses as well as lower employee-related expenses for POSIMIR compared with the corresponding periods in 2018.

Other DURECT research programs

Our research and development expenses for all other programs were $81,000 and $149,000 in the three and six months ended June 30, 2019, respectively, compared to $138,000 and $291,000 for the corresponding periods in 2018. The decreases in the three and six months ended June 30, 2019 were primarily due to lower employee-related costs incurred as well as lower outside expenses associated with these programs compared with the corresponding periods in 2018.

We expect our research and development expenses in the near future to increase compared to the second quarter of 2019 as we expect to incur higher research and development expenses for DUR-928. The duration of development of our research and development programs may span as many as ten years or more, and estimation of completion dates or costs to complete are speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products, including significant and changing government regulation, the uncertainties of future preclinical and clinical study results, the uncertainties with our collaborators’ commitment to and progress in the programs and the uncertainties associated with process development and manufacturing as well as sales and marketing. In addition, with respect to our development programs subject to third-party collaborations, the timing and expenditures to complete the programs are subject to the control of our collaborators. Therefore, we cannot reasonably estimate the timing and estimated costs of the efforts necessary to complete the research and development programs. For additional information regarding these risks and uncertainties, see “Risk Factors” below.

Selling, general and administrative. Selling, general and administrative expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with finance, legal, business development, sales and marketing and other administrative personnel, overhead and facility costs, and other general and administrative costs.

Selling, general and administrative expenses were $3.3 million and $6.7 million in the three and six months ended June 30, 2019, respectively, compared to $2.8 million and $6.0 million for the corresponding periods in 2018. The increase in selling, general and administrative expenses in the three months ended June 30, 2019 was primarily due to higher audit and general legal expenses compared with the corresponding period in 2018. The increase in selling, general and administrative expenses in the six months ended June 30, 2019 was primarily due to higher legal and patent related expenses as well as higher board recruiting expenses compared with the corresponding period in 2018. Stock-based compensation expense recognized related to selling, general and administrative personnel was $228,000 and $470,000 for the three and six months ended June 30, 2019, respectively, compared to $278,000 and $561,000 for the corresponding periods in 2018.

We had 22 selling, general and administrative employees as of June 30, 2019 compared with 24 as of June 30, 2018. We expect selling, general and administrative expenses in the near future to be comparable to the second quarter of 2019.

Other income (expense). Interest and other income was $177,000 and $386,000 for the three and six months ended June 30, 2019, respectively, compared to $240,000 and $398,000 for the corresponding periods in 2018. The decreases in interest and other income in the three and six months ended June 30, 2019 were primarily the result of lower interest income generated as a result of lower average balance of cash and investments in the three and six months ended June 30, 2019 compared with the corresponding periods in 2018.

Interest and other expense was $634,000 and $1.3 million for the three and six months ended June 30, 2019, respectively, compared to $644,000 and $1.3 million for the corresponding periods in 2018. The interest and other expense in the three and six months ended June 30, 2019 was primarily related to the term loan with Oxford Finance.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $38.1 million at June 30, 2019 compared to $34.5 million at December 31, 2018. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of June 30, 2019 and December 31, 2018. The increase in cash, cash equivalents and investments during the six months ended June 30, 2019 was primarily the result of cash received from the sale of our common stock and payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We used $11.7 million of cash in operating activities in the six months ended June 30, 2019 compared to $12.6 million used for the corresponding period in 2018. The cash used for operations was primarily to fund operations as well as our working capital requirements and involved a decrease in net loss of $951,000, partially offset by the changes in account receivable, inventories, prepaid expenses and other assets, and accrued and other liabilities.

We received $1.6 million of cash from investing activities for the six months ended June 30, 2019 compared to $2.2 million for the corresponding period in 2018. The decrease in cash received from investing activities was primarily due to a decrease in proceeds from maturities of available-for-sale securities for the six months ended June 30, 2019 compared to the corresponding period in 2018. We anticipate incurring capital expenditures of approximately $150,000 in 2019 to purchase research and development and other capital equipment.

We received $15.4 million of cash from financing activities for the six months ended June 30, 2019 compared to $18.3 million for the corresponding period in 2018. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock in the six months ended June 30, 2019 compared with the corresponding period in 2018. During the six months ended June 30, 2019, we raised net proceeds (net of commission) of approximately $539,000 from the sale of 814,450 shares of common stock at a weighted average price of $0.68 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.  The net proceeds were further reduced by net issuance costs of approximately $123,000. On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $116,000.

We anticipate that cash used in operating activities in the near future will decrease compared to the second quarter of 2019 due to the signing of the Gilead Agreement, partially offset by higher research and development expenses related to DUR-928.

In November 2015, we entered into the 2015 Sales Agreement with Cantor Fitzgerald, acting as agent. As of December 31, 2018, approximately 24.6 million registered shares of common stock were sold through the 2015 Sales Agreement for total net proceeds (net of commissions) of approximately $38.3 million.  In August 2018, we filed a shelf registration statement on Form S-3 with the SEC, which, upon being declared effective in October 2018, allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which we may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. As of July 30, 2019, we raised net proceeds (net of commissions) of approximately $539,000 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share pursuant to the October 2018 registration statement. As of July 30, 2019, we had up to approximately $74.5 million of common stock available for sale under the Controlled Equity Offering program and approximately $84.1 million of common stock available for sale under our shelf registration statement.

Any material sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the October 2018 shelf registration statement, could adversely affect prevailing market prices for our common stock.

During the six months ended June 30, 2019, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have demonstrated that DUR-928 can lead to the reduction of certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, and have also shown signs of activity in psoriasis patients, and encouraging initial data in AH patients, such biomarkers changes and initial indications of activity may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy, despite apparent improvements in biomarker levels and encouraging initial data.  Additional controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH, psoriasis, AH, AKI, atopic dermatitis and CKD. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner. The failure of DUR-928 to show efficacy, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested.

Clinical trials of orally administered DUR-928 in NASH patients, IV infusion of DUR-928 in moderate and severe AH patients and topically administered DUR-928 in patients with psoriasis are ongoing, with preliminary, initial or top line data expected in the second half of 2019.  There can be no assurance that these trials will enroll at a rate to generate data in the second half of 2019.  In parallel with our ongoing AH trial, we are supporting Dr. Craig McClain’s efforts to initiate an NIH-funded study of DUR-928 in AH patients at the University of Louisville. There can be no assurance that this trial will ever begin or that the grant funding (if any) required to support this trial will provide sufficient funding. Additionally, there can be no assurance that the results from Dr. McClain’s trial will be similar to the results from our AH trial(s). If the results from Dr. McClain’s AH trial and the Company’s AH trial are sufficiently different, it could make it difficult to interpret the results from either trial, which could cause material harm to the Company.  With respect to all of the above ongoing and contemplated clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials or additional patients in ongoing trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we have submitted to FDA a response to the CRL. The submission seeks FDA approval of POSIMIR. On July 17, 2019, we announced that the FDA agreed to file the submitted response to the CRL as a complete Class 2 Resubmission and assigned a user fee goal date for FDA response of December 27, 2019. There can be no assurance that the FDA will complete their review in a timely manner, or will agree with our response to the CRL and approve POSIMIR for marketing.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR remains available. It is also possible that the FDA will require us to participate in a public advisory committee meeting whereby FDA would obtain feedback from a panel of third-party experts and advisors related to POSIMIR. If such an advisory committee meeting were to occur, it is possible that the FDA or the committee or public speakers would raise issues about POSIMIR’s safety or efficacy, make disparaging remarks about POSIMIR, vote against the product’s approval or vote for limitations in the product’s labeled indication or for the inclusion of additional warnings and precautions against certain aspects of the product’s use, or for other requirements in the product labeling that would be potentially harmful to the product’s commercial value or viability.  Any of these outcomes would harm the value of POSIMIR and the value of our business.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.

We cannot predict how successful we will be at enrolling patients in our clinical trials. Enrollment is affected by other factors including:

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

•	the efforts to facilitate timely enrollment in clinical trials;
•	competition for patients from other clinical trials;
•	the willingness of potential clinical trial patients to provide informed consent to participate in the trial;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates or delays in regulatory filings and progression, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following two amendments, we make interest only payments under the amended Loan Agreement until June 1, 2020 and the final maturity date of the loan is November 1, 2022.  The Loan Agreement provides for a floating interest rate (7.95% initially and 9.71% as of June 30, 2019) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control the commercialization of PERSERIS or Methydur

We rely on Indivior for the commercialization of PERSERIS.  Indivior has stated that it launched PERSERIS in February 2019 in the U.S. with a sales force consisting of approximately 50 representatives and expects a peak year net revenue goal for PERSERIS of $200 to $300 million. There can be no assurance that Indivior will obtain market acceptance and meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them may be limited. We rely on Orient Pharma for the commercialization of Methydur in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur, the royalty payments we receive under our agreement with them may be limited.

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

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Gilead, Indivior, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. For example in January 2019, Sandoz notified us that they were terminating our agreement with respect to POSIMIR, and in March 2019, Cassava Sciences Inc. (formally known as Pain Therapeutics, Inc) notified us that they were terminating our agreement with respect to REMOXY ER. In these cases, the product rights revert to us. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Gilead, Santen or Orient Pharma could have similar effects.

A significant component of our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. We have seen periodic declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Gilead with respect to an investigational long-acting HIV product, Orient Pharma with respect to Methydur, and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues may be reduced or not materialize, and our investigational products in development related to those agreements may not be commercialized.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized on a straight-line basis over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of June 30, 2019, we had $812,000 of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities, including clinical and regulatory milestones, or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also generally required or sometimes solely required for us to achieve those milestones. Under our third-party collaborative agreements, our third-party collaborators will take the lead in commercialization activities and we are typically not involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our product candidates, including, but not limited to DUR-928, POSIMIR, ORADUR-Methylphenidate ER in markets not already licensed to Orient Pharma, including the United States and Europe, and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates, and components (including active ingredients and excipients) in non-clinical, clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including DUR-928, ORADUR-Methylphenidate ER and POSIMIR. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of June 30, 2019, had an accumulated deficit of approximately $483.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at June 30, 2019. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2018 and determined that goodwill was not impaired as of December 31, 2018. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in product candidates in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for an excipient in the year ended December 31, 2016 as a result of a change in the forecasted demand for the excipients after Cassava Sciences Inc. (formally known as Pain Therapeutics, Inc) received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER. In addition, during the year ended December 31, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the recognition of our remaining minimum purchase commitment for the same excipient after we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since June 30, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

As of July 30, 2019, we owned or exclusively in-licensed over 55 unexpired issued U.S. patents and over 210 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 30 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes seven in-licensed patent families and one patent family solely owned by us. Three patent families each include granted patents providing protection until at least 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, and 2037, respectively, plus any eligible patent term adjustments and extensions. Of the eight patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other six have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and four of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

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

In the United States, our ORADUR-Methylphenidate ER patent portfolio includes four patent families. One patent family includes granted patents expiring in at least 2023. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2028, and 2037, respectively, plus any eligible patent term adjustments and extensions. There can be no assurance that the pending patent applications will be granted.

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

Our collaboration agreements may depend on our intellectual property

We are party to collaborative agreements with Gilead, Orient Pharma and Santen among others. Our third-party collaborators have entered into these agreements based on the exclusivity that our intellectual property rights confer on the products being developed. The loss or diminution of our intellectual property rights could result in a decision by our third-party collaborators to terminate their agreements with us. In addition, these agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property and data under collaborations. Such disputes can lead to lengthy, expensive litigation or arbitration requiring us to devote management time and resources to such dispute which we would otherwise spend on our business. To the extent that our agreements call for future royalties to be paid conditional on our having patents covering the royalty-bearing subject matter, the decision by the Supreme Court in the case of MedImmune v. Genentech and other case law could encourage our licensees to challenge the validity of our patents and thereby seek to avoid future royalty obligations without losing the benefit of their license. Should they be successful in such a challenge, our ability to collect future royalties could be substantially diminished.

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Akero, and others have development plans for products to treat NAFLD/NASH, PSC or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, AbbVie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

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

Acceptance of our pharmaceutical product candidates in the marketplace is uncertain, and failure to achieve market acceptance will delay our ability to generate or grow revenues

Our future financial performance will depend upon the successful introduction and customer acceptance of our product candidates in research and development, including DUR-928 and POSIMIR, if approved, and including Indivior’s PERSERIS. Even if approved for marketing, our product candidates may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

On June 25, 2019, we announced that we had received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, effective June 27, 2019. The Company has also been granted an additional 180-day grace period, or until December 23, 2019, to regain compliance with Nasdaq’s minimum bid price requirement (the “Minimum Bid Price Requirement”).  The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.  Our common stock continues to trade under the symbol “DRRX.”

To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period.  If we do not regain compliance during this additional grace period, our common stock would be subject to delisting by Nasdaq.  As part of our transfer application, we notified Nasdaq that if our stock price does not recover sufficiently during the additional grace period, we would implement a reverse stock split, if necessary.

There can be no assurance that we will maintain or regain compliance with the requirements for listing our common stock on the Nasdaq Capital Market. Delisting from Nasdaq would constitute an event of default under our loan facility with Oxford Finance, entitling Oxford Finance to accelerate our obligations under such facility, among other actions. Under such circumstances, we could be required to renegotiate the repayment terms of our loan facility, on terms which would not be favorable to the Company as our current terms, or we could be required to take other actions, such as discontinuing some or all of our operations, selling assets, or other action. Delisting could also adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. As of July 30, 2019, we raised net proceeds (net of commissions) of approximately $539,000 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share pursuant to the October 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $116,000. Any additional sales in the public market of our common stock, under our Controlled Equity Offering program with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of June 30, 2019, 31,737,191 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.39 per share and 7,738,357 additional shares of common stock reserved for potential future issuance under our stock option plan, and an aggregate of 303,722 shares of common stock reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development of the respective product candidates they are developing;
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	negative press coverage or online misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;
•	an unfavorable vote in an FDA advisory committee meeting;
•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of DURECT Corporation’s Current Report on Form 8-K, filed on June 20, 2019).

10.2	DURECT Corporation 2000 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 of DURECT Corporation’s Current Report on Form 8-K, filed on June 20, 2019).

31.1*	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2*	Rule 13a-14(a) Section 302 Certification of Michael H. Arenberg.

32.1**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael H. Arenberg.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: August 2, 2019

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: August 2, 2019