Form 10-Q
period 2019-09-30
DURECT CORP
filed 2019-11-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2019, there were 192,362,179 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DURECT CORPORATION

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$39,726	$31,644
Short-term investments	17,235	2,671
Accounts receivable (net of allowances of $74 at September 30, 2019 and $102 at December 31, 2018)	12,193	1,757
Inventories, net	3,618	3,421
Prepaid expenses and other current assets	970	2,247
Total current assets	73,742	41,740
Property and equipment, net	462	605
Operating lease right-of-use assets	6,397	—
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	1,107	1,105
Total assets	$88,257	$49,999
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,501	$1,589
Accrued liabilities	4,512	4,668
Contract research liabilities	2,089	1,405
Deferred revenue, current portion	27,582	—
Term loan, current portion, net	2,981	—
Operating lease liabilities, current portion	2,028	—
Total current liabilities	40,693	7,662
Deferred revenue, non-current portion	2,033	812
Operating lease liabilities, non-current portion	4,836	—
Term loan, non-current portion, net	17,970	20,533
Other long-term liabilities	719	992
Commitments and contingencies
Stockholders’ equity:
Common stock	19	16
Additional paid-in capital	506,956	488,608
Accumulated other comprehensive loss	2	—
Accumulated deficit	(484,971)	(468,624)
Stockholders’ equity	22,006	20,000
Total liabilities and stockholders’ equity	$88,257	$49,999

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Collaborative research and development and other revenue	$7,741	$5,691	$10,880	$7,432
Product revenue, net	3,022	2,345	7,999	7,505
Total revenues	10,763	8,036	18,879	14,937
Operating expenses:
Cost of product revenues	731	912	2,746	3,170
Research and development	7,906	6,542	20,755	19,614
Selling, general and administrative	3,837	2,870	10,569	8,880
Total operating expenses	12,474	10,324	34,070	31,664
Loss from operations	(1,711)	(2,288)	(15,191)	(16,727)
Other income (expense):
Interest and other income	350	234	736	632
Interest expense	(629)	(661)	(1,892)	(1,928)
Net other expense	(279)	(427)	(1,156)	(1,296)
Net loss	$(1,990)	$(2,715)	$(16,347)	$(18,023)
Net change in unrealized loss on available-for-sale securities, net of reclassification adjustments and taxes	9	—	2	1
Total comprehensive loss	$(1,981)	$(2,715)	$(16,345)	$(18,022)
Net loss per share
Basic	$(0.01)	$(0.02)	$(0.09)	$(0.11)
Diluted	$(0.01)	$(0.02)	$(0.09)	$(0.11)
Weighted-average shares used in computing net loss per share
Basic	192,039	162,002	172,939	159,091
Diluted	192,039	162,002	172,939	159,091

The accompanying notes are an integral part of these condensed financial statements.

DURECT CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon equity financings, net of issuance costs of $129	243	—	61	—	—	61
Stock-based compensation expense from stock options and ESPP shares	—	—	437	—	—	437
Fully vested options issued to settle accrued liabilities	—	—	994	—	—	994
Net loss	—	—	—	—	(7,130)	(7,130)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(4)	—	(4)
Balance at March 31, 2019	162,303	16	490,100	(4)	(475,754)	14,358
Issuance of common stock upon equity financings, net of issuance costs of $127	29,571	3	15,316	—	—	15,319
Issuance of common stock upon ESPP purchases	57	—	27	—	—	27
Stock-based compensation expense from stock options and ESPP shares	—	—	420	—	—	420
Net loss	—	—	—	—	(7,227)	(7,227)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at June 30, 2019	191,931	19	505,863	(7)	(482,981)	22,894
Issuance of common stock upon ESPP purchases	312	—	$241	—	—	241
Stock-based compensation expense from stock options and ESPP shares	—	—	852	—	—	852
Net loss	—	—	—	—	(1,990)	(1,990)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	9	—	9
Balance at September 30, 2019	192,243	$19	$506,956	$2	$(484,971)	$22,006

Balance at December 31, 2017	150,837	$15	$465,246	$(1)	$(443,772)	$21,488
Adjustment due to changes in accounting policies	—	—	—	—	470	470
Issuance of common stock upon exercise of stock options	515	—	565	—	—	565
Issuance of common stock upon equity financings, net of issuance costs of $469	8,171	1	13,645	—	—	13,646
Stock-based compensation expense from stock options and ESPP shares	—	—	663	—	—	663
Fully vested options issued to settle accrued liabilities			1,860			1,860
Net loss	—	—	—	—	(8,297)	(8,297)
Balance at March 31, 2018	159,523	16	481,979	(1)	(451,599)	30,395
Issuance of common stock upon exercise of stock options and ESPP purchase	1,020	—	1,111	—	—	1,111
Issuance of common stock upon equity financings, net of issuance costs of $97	1,458	—	3,134	—	—	3,134
Stock-based compensation expense from stock options and ESPP shares	—	—	639	—	—	639
Net loss	—	—	—	—	(7,011)	(7,011)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	1	—	1
Balance at June 30, 2018	162,001	16	486,863	—	(458,610)	28,269
Stock-based compensation expense from stock options and ESPP shares	—	—	540	—		540
Net loss	—	—	—	—	(2,715)	(2,715)
Balance at September 30, 2018	162,001	$16	$487,403	$—	$(461,325)	$26,094

The accompanying notes are an integral part of these condensed financial statements

DURECT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(16,347)	$(18,023)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	224	162
Stock-based compensation	1,709	1,839
Amortization of debt issuance cost	271	228
Net amortization on investments	42	80
Changes in operating lease liabilities	105	70
Changes in assets and liabilities:
Accounts receivable	(10,436)	770
Inventories	(198)	(547)
Prepaid expenses and other assets	1,275	101
Accounts payable	(88)	(368)
Accrued and other liabilities	1,080	1,975
Contract research liabilities	684	541
Deferred revenue	28,803	(479)
Total adjustments	23,471	4,372
Net cash provided by (used in) operating activities	7,124	(13,651)
Cash flows from investing activities
Purchases of property and equipment	(81)	(73)
Purchases of available-for-sale securities	(17,306)	(6,893)
Proceeds from maturities of available-for-sale securities	2,702	11,118
Net cash (used in) provided by investing activities	(14,685)	4,152
Cash flows from financing activities
Payments on equipment financing obligations	(6)	(10)
Payment of additional issuance cost for term loan	—	(105)
Net proceeds from issuances of common stock	15,649	18,456
Net cash provided by financing activities	15,643	18,341
Net decrease in Cash, cash equivalents, and restricted cash	8,082	8,842
Cash, cash equivalents, and restricted cash, beginning of the period	31,794	29,525
Cash, cash equivalents, and restricted cash, end of the period (1)	$39,876	$38,367
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$994	$1,860
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$7,329	$—

(1) Includes restricted cash of $150,000 (in long term restricted investments) included in the condensed balance sheets at both September 30, 2019 and 2018.
(2) Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”).

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

Basis of Presentation

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore do not include all the information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2019, the operating results and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Liquidity and Need to Raise Additional Capital

As of September 30, 2019, the Company had an accumulated deficit of $485.0 million as well as negative cash flows from operating activities for the nine months ended September 30, 2019.

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

The Company’s inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$276	$223
Work in process	1,362	1,486
Finished goods	1,980	1,712
Total inventories	$3,618	$3,421

Leases

Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method approach with a cumulative-effect adjustment as of January 1, 2019 in accordance with ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. Results for the nine months ended September 30, 2019 are presented under Topic 842. Other prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

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

Revenue Recognition

The Company enters into license and collaboration agreements under which the Company may receive upfront license fees, research funding and contingent milestone payments and royalties. Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. The Company recorded a net increase to opening retained earnings of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the three and nine months ended September 30, 2019 as a result of applying Topic 606.

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

Collaborative Research and Development and Other Revenue

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

Royalties and Earn-outs: For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any material royalty revenue resulting from the Company’s collaborative arrangements or material earn-out revenue from the Company’s patent purchase agreement with Indivior.

The Company receives payments from its customers based on development cost schedules established in each contract. Up-front payments are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Total revenue by geographic region for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$8,977	$1,931	$14,331	$6,129
Europe	721	5,585	2,104	7,088
Japan	425	149	1,161	722
Other	640	371	1,283	998
Total	$10,763	$8,036	$18,879	$14,937

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Nine months ended September 30,
	2019	2018
Numerators:
Net loss	$(16,347)	$(18,023)
Denominator:
Weighted average shares used to compute basic net loss per share	172,939	159,091
Dilutive common shares from stock options and ESPP	—	—
Weighted average shares used to compute diluted net loss per share	172,939	159,091
Net loss per share:
Basic	$(0.09)	$(0.11)
Diluted	$(0.09)	$(0.11)

Options to purchase approximately 12.2 million and 26.2 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2019, respectively, as the effect would be anti-dilutive. Options to purchase approximately 17.2 million and 15.6 million shares of common stock were excluded from the denominator in the calculation of diluted net loss per share for the three and nine months ended September 30, 2018, respectively, as the effect would be anti-dilutive.

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

Note 2. Strategic Agreements

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Collaborator/Counterparty
Gilead (1)	$7,416	$585	$10,120	$1,892
Others (2)	325	5,106	760	5,540
Total collaborative research and development and other revenue	$7,741	$5,691	$10,880	$7,432

(1)

Non-feasibility related amounts were from the partial recognition of the upfront license fee and milestone payment which was $6.2 million for each of the three and nine months ended September 30, 2019, compared to zero for the corresponding periods in 2018.  The Company signed a license agreement with Gilead on July 19, 2019.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales as well as a $5.0 million milestone payment earned in from Indivior in 2018; (b) other feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

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

Under the terms of the Gilead Agreement, Gilead made an upfront payment to DURECT of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for up to an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales. In September 2019, the Company also earned the right to receive a $10 million milestone payment from Gilead for further development of the product candidate; this payment was received in October 2019.  The parties will collaborate on specified development activities with Gilead controlling and funding the development programs.  The Gilead Agreement contains customary representations, warranties and indemnification provisions.  The term of the Gilead Agreement is for the duration of Gilead’s obligation to pay royalties for product sales under the Gilead Agreement. The Gilead Agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to DURECT and each party to terminate the Gilead Agreement upon material breach of the Gilead Agreement by the other party.

The Company assessed the Gilead Agreement and concluded that Gilead is a customer. The Company evaluated the promised goods and services in the contract and concluded that it had two performance obligations. The first performance obligation, expected to be completed and delivered by December 31, 2020, consists of a bundle of the exclusive licenses to the HIV product candidate and exclusive access to the SABER platform for use in the fields of HIV and HBV, the research, development and manufacturing services through completion of technology transfer (“the primary services”), participation in the joint development committee and initial supply of the related materials. None of these goods and services were distinct as they are highly interdependent and each represents an input into the process through which Gilead will be able to derive the full benefits from the licensed intellectual property. The additional research and development services after technology transfer is complete are distinct, as these services are not essential for Gilead, and will be accounted for as the second performance obligation.

The Company also evaluated Gilead’s rights to license additional SABER-based products and concluded that these are option rights, are at market rates, and do not constitute a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price and the Company will account for them as separate contracts when and if Gilead elects to exercise each option right.

As the reimbursement amounts for research and development costs approximate the value of the Company’s involvement in research and development, the Company allocated these amounts to the related performance obligations. The remaining amounts of the transaction price are associated primarily with the value of the licenses to intellectual property, and were allocated to the bundled performance obligation that includes the licenses.

The Company recognizes revenue from the first performance obligation and will recognize revenue from the second performance obligation over the respective performance periods using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress and the estimate of variable consideration included in the transaction price are updated at each reporting date, and revenue is recognized on a cumulative catchup basis.

During the three and nine months ended September 30, 2019, the Company received a $25.0 million non-refundable upfront fee from Gilead and allocated this amount plus the $10.0 million of milestone payment earned in September 2019 and received from Gilead in October 2019, to the first identified performance obligation through the primary services using the cost-to-cost input method allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the three month and nine month periods ended September 30, 2019, the Company recognized $6.2 million of the deferred revenue within collaborative research and development and other revenues. The Company also recognized $1.2 million and $3.9 million, respectively, from Gilead during the three month and nine-month periods ended September 30, 2019 from feasibility related collaborative research and development services. As of September 30, 2019, the Company expects to recognize the remaining $28.8 million in deferred revenue associated with the $25.0 million non-refundable upfront fee and the $10.0 million milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 1.25 years.

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended September 30, 2019 (in thousands):

	Balance at July 1, 2019	Additions	Deletions	Balance at September 30, 2019
Condensed Balance Sheets
Assets
Accounts receivable	$—	$35,901	$(25,231)	$10,670
Total contract asset	$—	$35,901	$(25,231)	$10,670

Liabilities
Deferred revenue, current portion	$—	$33,779	$(6,198)	$27,581
Deferred revenue, non-current portion	$—	$1,221	$—	$1,221
Total contract liabilities	$—	$35,000	$(6,198)	$28,802

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of September 30, 2019). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of September 30, 2019, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The cumulative aggregate payments received by the Company from Sandoz as of September 30, 2019 were $20.0 million under this agreement.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2019 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1, A2, P1 or P2 for commercial paper.

The following is a summary of available-for-sale securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$543	$—	$—	$543
Certificates of deposit	150	—	—	150
Commercial paper	44,528	1	(4)	44,525
U.S. Government agencies	5,000	—	(1)	4,999
Corporate debt	5,182	6		5,188
	$55,403	$7	$(5)	$55,405
Reported as:
Cash and cash equivalents	$38,024	$—	$(4)	$38,020
Short-term investments	17,229	7	(1)	17,235
Long-term restricted investments	150	—	—	150
	$55,403	$7	$(5)	$55,405

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	150	—	—	150
Commercial paper	32,224	—	—	32,224
	$32,876	$—	$—	$32,876
Reported as:
Cash and cash equivalents	$30,055	$—	$—	$30,055
Short-term investments	2,671	—	—	2,671
Long-term restricted investments	150	—	—	150
	$32,876	$—	$—	$32,876

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2019, by contractual maturity (in thousands):

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$54,860	$54,862
	$54,860	$54,862

There were no securities that have had an unrealized loss for more than 12 months as of September 30, 2019.

As of September 30, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Note 4. Stock-Based Compensation

As of September 30, 2019, the Company has three stock-based compensation plans. The stock-based compensation cost that has been included in the statements of comprehensive loss is shown as below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of product revenues	$21	$24	$64	$72
Research and development	197	238	543	929
Selling, general and administrative	632	277	1,102	838
Total stock-based compensation	$850	$539	$1,709	$1,839

As of September 30, 2019 and 2018, $11,000 and $14,000 of stock-based compensation cost was capitalized in inventory on the Company’s balance sheets, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The Company considered its historical volatility in developing its estimate of expected volatility.

The Company used the following assumptions to estimate the fair value of stock options granted and shares purchased under its employee stock purchase plan for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock Options
Risk-free rate	1.5-2.0%	2.8-3.1%	1.5-2.7%	2.7-3.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	7.5-10.0	9.0-10.0	7.5-10.0	7.0-10.0
Volatility	80-83%	79-85%	79-83%	79-86%

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan
Risk-free rate	2.4%	2.1%	2.4-2.5%	1.3-2.1%
Expected dividend yield	—	—	—	—
Expected life of option (in years)	0.5	0.5	0.5	0.5
Volatility	78%	66%	60-78%	66-146%

Note 5. Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into two subsequent amendments to the Loan Agreement in February and November of 2018, for which the Company paid Oxford Finance loan modification fees of $100,000 and $900,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on June 1, 2020 and continuing through the maturity date of the term loan of November 1, 2022. The Loan Agreement provides for a floating interest rate (7.95% initially and 9.33% as of September 30, 2019) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments due under the term loan as of September 30, 2019, are as follows (in thousands):

Three months ended December 31, 2019	$406
2020	6,824
2021	8,885
2022	8,912
Total minimum payments	25,027
Less amount representing interest	(3,397)
Gross balance of term loan	21,630
Less unamortized debt discount	(679)
Carrying value of term loan, net	20,951
Less term loan, current portion, net	(2,981)
Term loan, non-current portion, net	$17,970

As of September 30, 2019, the Company was in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $564,000 and $1.7 million for the three and nine months ended September 30, 2019, respectively, compared to $475,000 and $1.4 million for the corresponding periods in 2018.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Operating Leases
Nine months ended December 31, 2019	$538
2020	2,200
2021	2,126
2022	1,991
Thereafter	2,245
$9,100

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

During the three months ended September 30, 2019, the Company did not raise any net proceeds through its Controlled Equity Offering sales agreement with Cantor Fitzgerald. During the nine months ended September 30, 2019, the Company raised net proceeds (net of commissions) of approximately $538,900 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald.

During the nine months ended September 30, 2018, the Company raised net proceeds (net of commissions) of approximately $16.8 million from the sale of 9,629,426 shares of the Company’s common stock in the open market at a weighted average price of $1.80 per share, through its Controlled Equity Offering sales agreement with Cantor Fitzgerald.

On June 20, 2019, the Company entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000.

Note 8. Subsequent Event

In October 2019, the Company received $10 million from Gilead that was earned via achievement of a development milestone in September 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2019 and 2018 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission and “Risk Factors” section included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “could,” “potentially” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations and beliefs. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•

potential uses and benefits of DUR-928 to treat alcoholic hepatitis, NASH, psoriasis or other conditions, including acute kidney injury, nonalcoholic fatty liver disease and other inflammatory diseases such as atopic dermatitis;

•	potential regulatory filings for or approval of DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS and milestone and royalty payments we may receive from Gilead or Santen;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products and technologies, including POSIMIR and our SABER and ORADUR technologies;
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
•

the results and timing of clinical trials, the likelihood of future clinical trial results being similar to results from previous trials, including for DUR-928, the possible commencement of future clinical trials and announcements of the findings of our clinical trials;

•	conditions for obtaining regulatory approval of our product candidates;
•	submission and timing of applications for regulatory approval;
•	the impact of FDA, DEA, EMEA and other government regulation on our business;
•	uncertainties associated with obtaining, asserting and protecting patents and other intellectual property rights, as well as avoiding the intellectual property rights of others;
•	products and companies that will compete with the products we develop and/or license to third-party collaborators;
•	the possibility we may commercialize our own products and build up our commercial, sales and marketing capabilities and other required infrastructure;
•	the possibility that we may develop additional manufacturing capabilities;
•	our employees, including the number of employees and the continued services of key management, technical and scientific personnel;

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

Our product pipeline currently consists of multiple investigational drug candidates in development.  DUR‑928, a new chemical entity in Phase 1 and 2 development for different indications, is the lead candidate in DURECT’s Epigenetic Regulator Program.  An endogenous, orally bioavailable small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury such as alcoholic hepatitis (AH) and acute kidney injury (AKI), chronic metabolic diseases such as nonalcoholic fatty liver disease (NAFLD), nonalcoholic steatohepatitis (NASH) and other liver diseases, and inflammatory skin conditions such as psoriasis and atopic dermatitis.  DURECT’s proprietary oral and injectable delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  Important development programs in this category include POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to three days of pain relief after surgery and an investigational long-acting injectable HIV product being developed in collaboration with Gilead.

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

Epigenetic Regulator Program and New Chemical Entities

Epigenetic regulation involves biochemical modification of either DNA itself or proteins that are intimately associated with DNA.  These modifications lead to changes in gene expression that facilitate downstream biological effects.

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

The biological activity of DUR-928 has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent chronic metabolic disorders involving hepatic lipid accumulation and dysfunction (e.g., nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH)), and several represent acute organ injuries (e.g., endotoxin shock, acute oxidative damage, ischemic-reperfusion kidney injury, and stroke models).

Our major product research and development efforts for DUR-928 in 2019 are set forth in the following table:

In pharmacokinetic and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be orally available, locally tolerable and safe by all routes tested to date. These results support the use of DUR-928 in the completed, ongoing and planned human safety, pharmacokinetics (PK), proof-of-concept, and efficacy trials.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcoholic hepatitis (AH) is an acute form of alcoholic liver disease (ALD) associated with long-term heavy intake of alcohol, and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure (Journal of Hepatology 2019, vol. 70; 314-318).  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days (PLOS ONE | https://doi.org/10.1371/journal.pone.0192393,  February 14, 2018). According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were over 117,000 hospitalizations for patients with alcoholic hepatitis in 2016. From a recent publication analyzing the mortality and costs associated with alcoholic hepatitis, the cost per patient is estimated at over $50,000 in the first year (Alcohol 2018:71:57-63). ALD is one of the leading causes of liver transplants in the US, each of which cost over $800,000. Acute kidney injury (AKI), a sudden loss of kidney function due to renal failure or injury, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, kidney dialysis and progression to chronic kidney disease. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928.

Clinical Program.    In 2018, we began a Phase 2a clinical trial to evaluate intravenously infused DUR-928 in patients with moderate and severe AH.  This was an open label, dose escalation (30, 90 and 150 mg), multi-center U.S. study, originally designed to be conducted in two sequential parts.  Part A included patients with moderate AH and Part B included patients with severe AH (as determined by the Model of End-Stage Liver Disease (MELD) scores, a common scoring system to assess the severity and prognosis of AH patients; moderate was defined as MELD 11-20 and severe as MELD 21-30).  Dose escalation was permitted following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee (DEC). The target number of patients for the study was 4 per dose group. The objectives of this study included assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following DUR-928 treatment.  Lille scores are used in clinical practice to help determine the prognosis and response of AH patients after 7 days of corticosteroid treatment. The lower the Lille score, the better the prognosis is for the AH patient. Patients with a Lille score below 0.45 have a 6-month survival rate of 85% vs. those with Lille scores of above 0.45, who have only a 25% 6-month survival rate.

In September 2019, we announced the completion of the trial with a final enrollment of 19 patients comprised of: 8 patients (4 moderate and 4 severe) dosed at 30 mg, 7 patients (3 moderate and 4 severe) dosed at 90 mg and 4 patients (4 severe) dosed at 150 mg. After being discharged on day 2, one patient did not return for the scheduled day 7 and day 28 follow up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. Patients treated with DUR-928 had statistically significant reductions from baseline in bilirubin (day 7 and 28) and MELD (day 28), as well as statistically significantly lower Lille scores, compared with a historical control group (n=15) from a University of Louisville (UL) AH study1. All 19 patients treated with DUR-928 survived the 28-day follow-up period.

The median Lille score for patients treated with DUR-928 was 0.10. Eighty nine percent (16/18) had a Lille score below 0.45. The median Lille score among the UL cohort of 15 patients treated with either supportive care or supportive care with corticosteroids was 0.41, with 53% (8/15) having a Lille score below 0.45.

DUR-928 was well tolerated in all patients, with no drug-related serious adverse events reported at any dose level. Drug exposures were dose proportional and were not affected by the severity of the disease.

Phase 1 trials of DUR-928 administered through injection have supported the development of DUR-928 in AH. The initial Phase 1 trial in healthy subjects was a single-site, randomized, double-blinded, placebo-controlled, single-ascending-dose study that evaluated the safety, tolerability and PK of intramuscular (IM) injected DUR-928. The 24-subject study (16 healthy volunteers on the drug and 8 on placebo) of four escalating dose levels resulted in dose proportional systemic exposure of DUR-928 with peak plasma concentrations greater than 1000-fold higher than endogenous levels. DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. We also conducted a multiple-dose study involving 10 healthy subjects, in which participants received IM-injected DUR-928 for 5 consecutive days (8 subjects on the drug, 2 on placebo) using the next to highest dose from the single dose study. No serious treatment related adverse events were reported, no subjects withdrew from the study, no accumulation in plasma concentrations were observed with repeat dosing, and the pain scores and injection site reactions were minimal. We also conducted a single-ascending dose intravenous (IV) infusion study with 16 healthy subjects and observed no treatment-related serious adverse events. The systemic exposure following IV infusion was dose proportional.

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

Skin Inflammatory Disorder Program with Topical DUR-928

Market opportunity.  Psoriasis is an inflammatory skin disease and an immune-mediated condition that causes the body to make new skin cells in days rather than weeks.  Psoriasis affects an estimated 7.5 million Americans.  According to the International Federation of Psoriasis Associations (IFPA), nearly 3% of the world’s population, or about 125 million people, has some form of psoriasis. Psoriasis causes itchiness and irritation and may be painful. There is no cure, but currently approved treatment can ease symptoms. Approximately 80% of patients with psoriasis have localized disease, which can be treated with topical therapies. As such, topical agents remain the mainstay of psoriasis treatment. Other inflammatory skin disorders, such as atopic dermatitis, which affects approximately 32 million Americans, represent significant unmet medical needs. Most currently available topical treatments, such as steroids, are typically employed as first-line therapy and either slow down excessive skin cell proliferation or reduce inflammation.

[1]

Our advisor, Dr. Craig McClain from the University of Louisville (UL), shared anonymized data from his study, in which 15 AH patients with initial MELD scores ranging from 15-30 received either supportive care alone (n=8) or supportive care with corticosteroids (n=7).

Clinical program. We have conducted an exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia.  The double-blinded and placebo-controlled trial was conducted using a micro-plaque assay with intralesional injections of DUR-928.  We believe that the initial results were encouraging and warrant further investigation.  As a result, we are conducting a Phase 2a, randomized, double-blind, vehicle-controlled proof-of-concept clinical trial, in which DUR-928 is applied topically once-daily for 28 days in patients with mild to moderate plaque psoriasis. The trial is being conducted at multiple clinical sites in the U.S.  In September 2019, we announced the completion of enrollment as more than 20 patients have now been enrolled with the goal of obtaining at least 15 evaluable patients. Patients serve as their own controls, applying DUR-928 to the plaque on one arm and the vehicle (placebo) to a similar plaque on the other arm. After the treatment period, patients are followed for an additional four weeks. The primary efficacy endpoint will be change in local psoriasis scores from baseline in the DUR-928-treated plaques compared to that in the vehicle-treated plaques. We expect to announce top-line data from this study by the end of 2019.

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

Clinical Program.    In March 2019 we began enrolling patients in a Phase 1b randomized and open-label clinical study being conducted in the U.S. to evaluate safety, pharmacokinetics and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis.  DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) is administered orally for 28 consecutive days with approximately 20 patients per dose group (targeting 15 evaluable per group) for a total of approximately 60 patients in the trial as shown below. Key endpoints include safety and pharmacokinetics (PK), clinical chemistry and biomarkers (e.g., bilirubin, lipids, liver enzymes, CK-18s, and inflammatory cytokines) as well as liver fat content by imaging. In September 2019, we announced that we had enrolled 30 of the planned 60 patients in this trial and expect to complete the trial in the first half of 2020. We plan to announce top line study results following completion of the trial.

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

Collectively, the biological signals observed in NASH patients plus results from our animal and cell culture studies suggest potential therapeutic activity of DUR-928 for patients with liver diseases.  However, additional studies are required to evaluate the safety and efficacy of DUR-928, and there is no assurance that these biomarker effects will be associated with clinically relevant benefits, or that DUR-928 will demonstrate safety or efficacy in treating liver diseases in our ongoing or future trials.

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

Status.  In April 2013, we submitted an NDA as a 505(b)(2) application, which relied in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter (CRL) from the FDA. Based on the CRL and subsequent communications with the FDA, we conducted a new POSIMIR Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. We began recruiting patients for this trial in November 2015 comparing POSIMIR to placebo. Based on advice from the FDA received subsequent to the start of the trial, in April 2016 we decided to amend the PERSIST trial. Starting in August 2016, we began implementing Part 2 of the PERSIST trial to evaluate POSIMIR against standard bupivacaine HCl rather than placebo as we had been doing initially in the study. In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint of reduction in pain on movement over the first 48 hours after surgery as compared to standard bupivacaine HCl.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. On June 27, 2019, we submitted a response to the CRL, intending to address the issues raised in the CRL and seeking FDA approval of POSIMIR. On July 17, 2019, we announced that the FDA agreed to file the submitted response to the CRL as a complete Class 2 Resubmission and assigned a user fee goal date for FDA response of December 27, 2019. On October 2, 2019, we announced that the FDA notified the Company that its resubmission for POSIMIR will be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting is tentatively scheduled for January 16, 2020.  A new user fee goal date has not been assigned.

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

FDA Submission

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted a full response to the CRL to the FDA in late June 2019. The submission seeks FDA approval of POSIMIR based on what the Company and its advisors believe is adequate evidence of both safety and efficacy. The FDA has acknowledged that the submission of DURECT’s full response to the CRL is considered by the FDA to be a complete class 2 response to the CRL. On October 2, 2019, we announced that the FDA notified the Company that its resubmission for POSIMIR will be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The FDA had previously assigned a user fee goal date of December 27, 2019; a new user fee goal date has not been assigned.

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

Long-Acting SABER-Based Investigational Product (HIV)

On July 19, 2019, we entered into a license agreement with Gilead. Pursuant to the Gilead Agreement, we have granted Gilead the exclusive worldwide rights to develop and commercialize a long-acting injectable HIV product utilizing DURECT’s SABER technology.    Gilead also received exclusive access to the SABER platform for HIV and Hepatitis B Virus (HBV) and the exclusive option to license additional SABER-based products directed to HIV and HBV.

Under the terms of the Gilead Agreement, Gilead made an upfront payment to us of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales. In September 2019, the Company earned a $10 million development milestone payment from Gilead; this payment was received in October 2019. The parties will collaborate on specified development activities with Gilead controlling and funding the development programs.  The Gilead Agreement contains customary representations, warranties and indemnification provisions.  The term of the agreement is for the duration of Gilead’s obligation to pay royalties for product sales, and the agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to us and of each party to terminate the agreement upon material breach by the other party.

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

ORADUR-ADHD Program

Development Strategy.    In collaboration with Orient Pharma, we have developed a drug candidate (ORADUR- Methylphenidate ER) based on our ORADUR Technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement, as amended, with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER. We retain rights to North America, Europe and all other countries not specifically licensed to Orient Pharma.

In September 2018, Orient Pharma informed us that it had obtained marketing authorization for Methydur from the Ministry of Health and Welfare in Taiwan.  Methydur is indicated for the treatment of ADHD and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. Orient Pharma also has stated that it expects to make Methydur commercially available in Taiwan in 2020, while seeking a partner in China and pursuing regulatory approvals in selected other countries in Southeast Asia where it has commercialization rights and a commercialization presence. We are seeking potential development and commercialization partners for ORADUR-Methylphenidate ER Capsules for major markets not licensed to Orient Pharma.

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

The SABER technology is the basis of POSIMIR (described above). The SABER technology is also utilized in our long-acting HIV program with Gilead Sciences, Inc. (Gilead) and our ophthalmic program with Santen Pharmaceutical Co., Ltd. (Santen), as well as in feasibility programs. In our clinical studies thus far, our bioerodible injectable depot formulations have been observed to be generally safe and well-tolerated.

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

Operating Results

Since our inception in 1998, we have had a history of operating losses. At September 30, 2019, we had an accumulated deficit of $485.0 million. Our net loss was $2.0 million and $16.3 million for the three and nine months ended September 30, 2019, respectively. Our net losses were $25.3 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses in the near future to increase compared to the third quarter of 2019 as we experience higher research and development expenses related to DUR-928. We expect selling, general and administrative expenses in the near future to decrease compared to the third quarter of 2019 as a result of expected decreases in stock-based compensation expenses and legal expenses. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future. Depending on whether we enter into additional collaborative agreements in the near term and the extent to which we earn milestone revenues, we may be required to raise additional capital through a variety of sources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, the recoverability of our long-lived assets, including goodwill and other intangible assets, accrued liabilities, contract research liabilities, inventories and stock-based compensation. Actual amounts could differ significantly from these estimates. There have been no material changes to our other critical accounting policies and estimates other than the accounting policies related to collaborative research and development expenses as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2018.

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

Royalties and Earn-outs:  For arrangements that include sales-based royalties or earn-outs, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized any material royalty revenue resulting from our collaborative arrangements or any material earn-out revenue from our patent purchase agreement with Indivior.

Results of Operation

Three and nine months ended September 30, 2019 and 2018

Collaborative research and development and other revenue

We recognize revenues from collaborative research and development activities and service contracts. Collaborative research and development revenue primarily represents reimbursement of qualified expenses related to collaborative agreements with various third parties to research, develop and commercialize potential products using our drug delivery technologies, and revenue recognized from the recognition of upfront fees and milestone payments in connection with our collaborative agreements.

We expect our collaborative research and development and other revenue in the near future to increase compared to the third quarter of 2019 due largely to the recognition of deferred revenue associated with the upfront fee and milestone payment associated with the license agreement with Gilead; such revenue does not directly correspond in any particular quarter with when the cash associated with an upfront payment or milestone payment is received. We expect our collaborative research and development and other revenue to fluctuate in future periods pending our efforts to enter into potential new collaborations, our existing third party collaborators’ commitment to and progress in the research and development programs, and any royalty or earn-out revenue recognized from collaborators or counterparties.

The collaborative research and development and other revenues associated with the Company’s collaborators or counterparties were $7.7 million and $10.9 million for the three and nine months ended September 30, 2019, respectively, compared to $5.7 million and $7.4 million for the corresponding periods in 2018. These revenues were primarily related to revenue recognized associated with the Company’s license and feasibility agreements for all periods presented.

The collaborative research and development and other revenues associated with our collaborators or counterparties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Collaborator/Counterparty
Gilead (1)	$7,416	$585	$10,120	$1,892
Others (2)	325	5,106	760	5,540
Total collaborative research and development and other revenue	$7,741	$5,691	$10,880	$7,432

(1)

Non-feasibility related amounts were from the partial recognition of the upfront license fee and milestone payment which was $6.2 million for each of the three and nine months ended September 30, 2019, compared to zero for the corresponding periods in 2018.  The Company signed a license agreement with Gilead on July 19, 2019.

(2)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales as well as a $5.0 million milestone payment earned in from Indivior in 2018; (b) other feasibility program(s); and (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Product revenue

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $3.0 million and $8.0 million in the three and nine months ended September 30, 2019, respectively, compared with $2.3 million and $7.5 million for the corresponding periods in 2018. The increase in the three months ended September 30, 2019 was primarily attributable to higher revenue from our LACTEL product line and our ALZET mini pump product line as a result of higher units sold compared to the corresponding period in 2018. The increase in the nine months ended September 30, 2019 was primarily attributable to higher revenue from our LACTEL product line arising from higher units sold, partially offset by lower revenue from our ALZET mini pump product line as a result of lower units sold compared to the corresponding period in 2018.

Cost of product revenues

Cost of product revenues was $731,000 and $2.7 million for the three and nine months ended September 30, 2019, respectively, compared with $912,000 and $3.2 million for the corresponding periods in 2018. Excluding a one-time settlement credit of $500,000 related to certain excipients that are included in Methydur and in a currently marketed animal health product, cost of product revenue in the three months ended September 30, 2019 increased primarily due to higher cost of goods sold related to our LACTEL product line and our ALZET product line arising from higher units sold compared to the corresponding period in 2018.  Excluding this one-time settlement credit of $500,000, cost of product revenue in the nine months ended September 30, 2019 increased primarily due to higher cost of goods sold related to our LACTEL product line, partially offset by lower cost of goods sold related to our ALZET product line arising from lower units sold compared to the corresponding period in 2018. Cost of product revenues and gross profit margin will fluctuate from period to period depending upon the product mix in a particular period and unit volumes sold. Stock-based compensation expense recognized related to cost of product revenues was $21,000 and $64,000 for the three and nine months ended September 30, 2019, respectively, compared to $24,000 and $72,000 for the corresponding periods in 2018.

We had 22 manufacturing employees as of September 30, 2019 compared with 21 as of September 30, 2018. We expect the number of employees involved in manufacturing will remain comparable in the near future.

Research and development

Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

Research and development expenses were $7.9 million and $20.8 million for the three and nine months ended September 30, 2019, respectively, compared to $6.5 million and $19.6 million for the corresponding periods in 2018. The increase in the three months ended September 30, 2019 was primarily attributable to higher research and development costs associated with DUR-928, the Gilead program, depot injectable programs and other research programs, partially offset by lower research and development costs associated with POSIMIR, compared to the corresponding period in 2018, as more fully discussed below. The increase in the nine months ended September 30, 2019 was primarily attributable to DUR-928 and the Gilead program, partially offset by lower research and development costs associated with POSIMIR, depot injectable programs and other research programs, compared to the corresponding period in 2018, as more fully discussed below.  Stock-based compensation expense recognized related to research and development personnel was $197,000 and $543,000 for the three and nine months ended September 30, 2019, respectively, compared to $238,000 and $929,000 for the corresponding periods in 2018. As of September 30, 2019, we had 45 research and development employees compared with 47 as of September 30, 2018. We expect research and development expenses in the near future to increase compared to the third quarter of 2019 as we expect to incur higher research and development expenses for DUR-928.

Research and development expenses associated with our major development programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
DUR-928	$5,649	$3,875	$13,834	$11,708
Gilead	947	491	3,116	1,618
POSIMIR	945	1,938	2,965	5,199
Depot injectable programs	172	106	498	666
Others	193	132	342	423
Total research and development expenses	$7,906	$6,542	$20,755	$19,614

DUR-928

Our research and development expenses for DUR-928 were $5.6 million and $13.8 million in the three and nine months ended September 30, 2019, respectively, compared to $3.9 million and $11.7 million for the corresponding periods in 2018. The increases in the three and nine months ended September 30, 2019 were primarily due to higher clinical trial expenses for this drug candidate compared with the corresponding periods in 2018.

Gilead Program

Our research and development expenses for the Gilead program were $947,000 and $3.1 million in the three and nine months ended September 30, 2019, respectively, compared to $491,000 and $1.6 million for the corresponding periods in 2018. The increases in the three and nine months ended September 30, 2019 were primarily due to higher employee-related costs for the program compared with the corresponding periods in 2018.

POSIMIR

Our research and development expenses for POSIMIR were $945,000 and $3.0 million in the three and nine months ended September 30, 2019, respectively, compared to $1.9 million and $5.2 million for the corresponding periods in 2018. The decreases in the three and nine months ended September 30, 2019 were primarily due to lower outside expenses as well as lower employee-related expenses for POSIMIR compared with the corresponding periods in 2018.

Depot injectable programs

Our research and development expenses for depot injectable programs were $172,000 and $498,000 in the three and nine months ended September 30, 2019, respectively, compared to $106,000 and $666,000 for the corresponding periods in 2018. The increase in the three months ended September 30, 2019 was primarily due to higher employee-related costs and higher outside expenses for these programs compared with the corresponding period in 2018. The decrease in the nine months ended September 30, 2019 was primarily due to lower employee-related costs for these programs compared with the corresponding periods in 2018.

Other DURECT research programs

Our research and development expenses for all other programs were $193,000 and $342,000 in the three and nine months ended September 30, 2019, respectively, compared to $132,000 and $423,000 for the corresponding periods in 2018. The decreases in the three and nine months ended September 30, 2019 were primarily due to lower employee-related costs associated with these programs compared with the corresponding periods in 2018.

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

Selling, general and administrative expenses were $3.8 million and $10.6 million in the three and nine months ended September 30, 2019, respectively, compared to $2.9 million and $8.9 million for the corresponding periods in 2018. The increases in selling, general and administrative expenses in the three and months ended September 30, 2019 were primarily due to $468,000 non-cash option modification expenses related to the extension of the post-termination exercise period for options held by certain board members and higher legal and patent expenses compared with the corresponding periods in 2018. Stock-based compensation expense recognized related to selling, general and administrative personnel was $632,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively, compared to $277,000 and $838,000 for the corresponding periods in 2018.

We had 21 selling, general and administrative employees as of September 30, 2019 compared with 22 as of September 30, 2018. We expect selling, general and administrative expenses in the near future to decrease compared to the third quarter of 2019.

Other income (expense). Interest and other income was $350,000 and $736,000 for the three and nine months ended September 30, 2019, respectively, compared to $234,000 and $632,000 for the corresponding periods in 2018. The increases in interest and other income in the three and nine months ended September 30, 2019 were primarily the result of higher interest income generated as a result of higher average balance of cash and investments in the three and nine months ended September 30, 2019 compared with the corresponding periods in 2018.

Interest and other expense was $629,000 and $1.9 million for the three and nine months ended September 30, 2019, respectively, compared to $661,000 and $1.9 million for the corresponding periods in 2018. The interest and other expense in the three and nine months ended September 30, 2019 was primarily related to the term loan with Oxford Finance.

Liquidity and Capital Resources

We had cash, cash equivalents and investments totaling $57.1 million at September 30, 2019 compared to $34.5 million at December 31, 2018. These balances include $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheets as of September 30, 2019 and December 31, 2018. The increase in cash, cash equivalents and investments during the nine months ended September 30, 2019 was primarily the result of cash received from the sale of our common stock and payments received from collaboration partners and customers, partially offset by ongoing operating expenses and interest payments.

We received $7.1 million of cash from operating activities in the nine months ended September 30, 2019 compared to $13.7 million used for the corresponding period in 2018. The cash received from operations was primarily due to receipt of $25.0 million upfront payment from Gilead, partially offset by the changes in account receivable, inventories, prepaid expenses and other assets, and accrued and other liabilities.

We used $14.7 million of cash in investing activities for the nine months ended September 30, 2019 compared to $4.2 million received from investing activities for the corresponding period in 2018. The increase in cash used in investing activities was primarily due to an increase in purchases of available-for-sale securities for the nine months ended September 30, 2019 compared to the corresponding period in 2018. We anticipate incurring capital expenditures of approximately $100,000 in 2019 to purchase research and development and other capital equipment.

We received $15.6 million of cash from financing activities for the nine months ended September 30, 2019 compared to $18.3 million for the corresponding period in 2018. The decrease in cash received from financing activities was primarily due to lower net proceeds received from issuances of common stock in the nine months ended September 30, 2019 compared with the corresponding period in 2018. During the nine months ended September 30, 2019, we raised net proceeds (net of commission) of approximately $539,000 from the sale of 814,450 shares of common stock at a weighted average price of $0.68 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald, entered into in November 2015.  The net proceeds were further reduced by net issuance costs of approximately $123,000. On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000.

We anticipate that cash used in operating activities in the near future will increase compared to the third quarter of 2019 due to higher research and development expenses related to DUR-928, partially offset by the receipt of a $10.0 million milestone payment received from Gilead in October 2019.

In November 2015, we entered into the 2015 Sales Agreement with Cantor Fitzgerald, acting as agent. As of December 31, 2018, approximately 24.6 million registered shares of common stock were sold through the 2015 Sales Agreement for total net proceeds (net of commissions) of approximately $38.3 million.  In August 2018, we filed a shelf registration statement on Form S-3 with the SEC, which, upon being declared effective in October 2018, allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which we may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. As of October 30, 2019, we raised net proceeds (net of commissions) of approximately $539,000 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share pursuant to the October 2018 registration statement. As of October 30, 2019, we had up to approximately $74.4 million of common stock available for sale under the Controlled Equity Offering program and approximately $84.9 million of common stock available for sale under our shelf registration statement.

Any material sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the October 2018 shelf registration statement, could adversely affect prevailing market prices for our common stock.

During the nine months ended September 30, 2019, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There can be no assurance that we will enter into additional collaborative agreements, will earn milestone revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares).

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2019, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Risks Related To Our Business

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients including reductions in bilirubin and MELD scores from baseline and promising Lille scores, as well as signs of activity in psoriasis patients, and demonstrated that DUR-928 can lead to the reduction of certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels . The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

Open-label trials of DUR-928 in NASH and AH have inherent limitations.

The ongoing NASH and recently completed AH trials of DUR-928, are open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that they received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Any initial data collected from these open-label trials also cannot be meaningfully analyzed or relied upon until after the completion of the trials due to the limited number of patients involved, open-label nature and lack of control groups. Additionally, controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including NASH, psoriasis, AH, AKI, atopic dermatitis and CKD. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner.

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested.

Clinical trials of DUR-928 in psoriasis and NASH patients are ongoing, with top line data expected in the second half of 2019 and 2020, respectively.  There can be no assurance that these trials will enroll at a rate and that data will be available and analyzed in time to meet those time frames.  We are supporting Dr. Craig McClain’s efforts to initiate an NIH-funded study of DUR-928 in AH patients at the University of Louisville. There can be no assurance that this trial will ever begin or that the grant funding (if any) required to support this trial will provide sufficient funding. Additionally, there can be no assurance that the results from Dr. McClain’s trial will be similar to the results from our AH trial(s). If the results from Dr. McClain’s AH trial and the Company’s AH trial are sufficiently different, it could make it difficult to interpret the results from either trial, which could cause material harm to the Company.  With respect to all of the above ongoing and contemplated clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials or additional patients in ongoing trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR; an upcoming advisory committee meeting for POSIMIR may not be favorable

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we have submitted to FDA a response to the CRL. The submission seeks FDA approval of POSIMIR. On July 17, 2019, we announced that the FDA agreed to file the submitted response to the CRL as a complete Class 2 Resubmission and assigned a user fee goal date for FDA response of December 27, 2019. The FDA subsequently notified the Company that its resubmission for POSIMIR will be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting is tentatively scheduled for January 16, 2020.  A new user fee goal date has not been assigned.  There can be no assurance that the FDA will complete their review in a timely manner, or will assign a new user fee goal date, or will agree with our response to the CRL and approve POSIMIR for marketing.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR remains available. At the public advisory committee meeting, the FDA will seek to obtain feedback from a panel of third-party experts and advisors related to POSIMIR. At this advisory committee meeting, it is possible that the FDA or the committee or public speakers would raise issues about POSIMIR’s safety or efficacy, make disparaging remarks about POSIMIR, vote against the product’s approval or vote for limitations in the product’s labeled indication or for the inclusion of additional warnings and precautions against certain aspects of the product’s use, or for other requirements in the product labeling that would be potentially harmful to the product’s commercial value or viability.  Any of these outcomes would harm the value of POSIMIR and the value of our business.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our product development expenses may increase, clinical trial data could be delayed and receipt of necessary regulatory approvals could be delayed or prevented

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects and/or patients. Enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population and the ability of clinical sites to successfully recruit subjects to participate in clinical trials. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for DUR-928 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. It is possible that the specific requirements by the FDA for our patients to be included in these trials may make the trials more difficult to conduct or may significantly extend the time required for enrollment of these trials.

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

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates or to abuse deterrent properties of certain product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, require marketing under a REMS program, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following two amendments, we make interest only payments under the amended Loan Agreement until June 1, 2020 and the final maturity date of the loan is November 1, 2022.  The Loan Agreement provides for a floating interest rate (7.95%

initially and 9.33% as of September 30, 2019) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

•	determining the appropriate route of administration and drug dosage for each product candidate in each indication;
•	developing product candidates that will be tolerated, safe and effective and that will be compatible with the active pharmaceutical agent;
•	demonstrating each product candidate will be chemically and physically stable for commercially reasonable time periods;
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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. Except for marketing authorization for Orient Pharma’s distribution of Methydur Sustained Release Capsules in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928 and the investigational HIV product being developed with Gilead. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR and ORADUR-Methylphenidate ER to be substantially complete, there can be no assurance that additional development will not be required prior to regulatory approval of these products (in addition to the marketing authorization for Orient Pharma’s distribution of Methydur Sustained Release Capsules in Taiwan). In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, the investigational HIV product being developed with Gilead, ORADUR-Methylphenidate ER or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

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

A significant component of our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. In particular, for the three and nine months ended September 30, 2019, approximately 69% and 54%, respectively, of our total revenues were from our collaboration agreement with Gilead.  There can be no assurance that Gilead will continue to fund this program.  In addition, we have seen periodic declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Gilead with respect to an investigational long-acting HIV product, Orient Pharma with respect to Methydur, and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our continuing involvement with the third-party collaborator pursuant to the applicable agreement. The period of continuing involvement may also be revised on a prospective basis. As of September 30, 2019, we had $29.6 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

Our revenues also depend on milestone payments based on achievements by our third-party collaborators. Failure of such collaborators to attain such milestones would result in our not receiving additional revenues

In addition to payments based on our performance of research and development activities, our revenues also depend on the attainment of milestones set forth in our collaboration agreements. Such milestones are typically related to development activities, including clinical and regulatory milestones, or sales accomplishments. While our involvement is generally necessary to the achievement of development-based milestones, the performance of our third-party collaborators is also generally required or sometimes solely required for us to achieve those milestones. Under our third-party collaborative agreements, our third-party collaborators will take the lead in commercialization activities and we do not expect to be involved in the achievement of sales-based milestones. Therefore, we are even more dependent upon the performance of our third-party collaborators in achieving sales-based milestones. To the extent we and our third-party collaborators do not achieve such development-based milestones or our third-party collaborators do not achieve sales-based milestones, we will not receive the associated revenues, which could harm our financial condition and could cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.

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

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our product candidates, including POSIMIR and DUR-928. If we experience delays or technical difficulties in developing acceptable manufacturing processes or scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates at our Cupertino facility. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and/or Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of September 30, 2019, had an accumulated deficit of approximately $485.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

To date, we have not generated significant revenue from the commercial sale of our pharmaceutical product candidates and do not expect to do so in the near future. Our current revenues are from the ALZET product line, from the LACTEL product line, from certain excipient sales, from earn-out payments from Indivior related to sales of PERSERIS, and from payments under collaborative research and development agreements with third parties. We do not expect our product revenues to increase significantly in the near future, and we do not expect that collaborative research and development revenues will exceed our actual operating expenses in the near future. We do not anticipate meaningful revenues to derive from the commercialization and marketing of our product candidates in development in the near future, and therefore do not expect to generate sufficient revenues to cover expenses or achieve profitability in the near future.

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at September 30, 2019. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2018 and determined that goodwill was not impaired as of December 31, 2018. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in product candidates in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, we recorded charges to cost of goods sold of approximately $926,000, of which approximately $426,000 related to the write-down of the cost basis of inventory and approximately $500,000 related to the prepaid inventory for the minimum purchase commitment for an excipient in the year ended December 31, 2016 as a result of a change in the forecasted demand for the excipients after Cassava Sciences Inc. (formally known as Pain Therapeutics, Inc) received a Complete Response Letter from the FDA on its resubmission of the NDA for REMOXY ER. In addition, during the year ended December 31, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the recognition of our remaining minimum purchase commitment at that time for the same excipient after we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since September 30, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations

We utilize information technology, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation, cause us to pay to retrieve our data if it becomes infected or otherwise subject to ransomware and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is seismically active and near wildfire zones.

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes, as well as wildfires and related power outages or power shortages. Should such a natural disaster occur or power outage or power shortage, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be harmed or destroyed.

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

As of October 30, 2019, we owned or exclusively in-licensed over 50 unexpired issued U.S. patents and over 185 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 35 pending U.S. patent applications and over 150 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes seven in-licensed patent families and two patent families solely owned by us. Three patent families each include at least one granted patent providing protection until at least 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, 2037, and 2040, respectively, plus any eligible patent term adjustments and extensions. Of the nine patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other seven have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and five of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by two patent families. One patent family includes granted patents expiring in at least 2025. Another patent family includes a pending patent application, which if granted, could result in a patent expiring in 2026, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by four granted patents with two expiring in 2025 and two expiring in 2026, plus any eligible patent term extensions.

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

We may face competition from other companies in numerous industries including pharmaceuticals, biotechnology, medical devices and drug delivery. Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Akero, Generon, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Bristol Myers Squibb, Novartis, Eli Lilly, Almirall, LEO Pharma, Pfizer, Janssen, AbbVie, Boerhinger-Ingelheim, Amgen, Sandoz, Astra-Zeneca, Valeant, Takeda, Merck, Idera Pharmaceuticals and others have development plans for products to treat psoriasis.

POSIMIR, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Egalet, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product, HTX-011, is approved. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

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

For example, in March 2010, the Affordable Care Act was enacted in the United States to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on the pricing of medical items and services, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs.

The current U.S. presidential administration has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. As legislative and regulatory developments are ongoing, we cannot predict the ultimate content, timing or effect of healthcare reform legislation or the impact of potential legislation on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2027; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.  For example, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Medicaid Drug Rebate Program under the Affordable Care Act, which has increased the statutory minimum rebates a manufacturer must pay under the program as well as a new methodology by which rebates are owed calculated for drugs that are inhaled, infused, instilled, implanted or injected.  We are also subject to federal and state false claims acts, as well as federal and state antitrust and consumer protection laws. Increased scrutiny of health care industry business practices in recent years by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in such government healthcare programs.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in October 2017, California passed a new law, effective in January 2019, which requires transparency from biopharmaceutical companies regarding price increases for prescription drugs. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

Risks Related To Our Common Stock

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

On each of January 16, 2013, December 9, 2014, and December 24, 2018, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1). Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

On June 25, 2019, we announced that we had received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, effective June 27, 2019. The Company was also granted an additional 180-day grace period, or until December 23, 2019, to regain compliance with Nasdaq’s minimum bid price requirement.  The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.  Our common stock continues to trade under the symbol “DRRX.”   On August 13, 2019, we received a letter from the Listing Qualifications Department of Nasdaq informing us that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days.  Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market and the matter is now closed.

While we regained compliance within the applicable time periods as of February 1, 2013, March 6, 2015, and August 13, 2019 respectively, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and we do not regain compliance within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. The Company may appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. As of October 30, 2019, we raised net proceeds (net of commissions) of approximately $539,000 from the sale of 814,450 shares of the Company’s common stock in the open market at a weighted average price of $0.68 per share pursuant to the October 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000. Any additional sales in the public market of our common stock, under our Controlled Equity Offering program with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of September 30, 2019, 31,185,366 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.40 per share and 7,978,201 additional shares of common stock reserved for potential future issuance under our stock option plan, and an aggregate of 303,722 shares of common stock reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1*+	License Agreement between the Company and Gilead Sciences, Inc. dated July 19, 2019.

31.1*	Rule 13a-14(a) Section 302 Certification of James E. Brown.

31.2*	Rule 13a-14(a) Section 302 Certification of Michael H. Arenberg.

32.1**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James E. Brown.

32.2**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael H. Arenberg.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURECT CORPORATION

	By:	/S/ JAMES E. BROWN
James E. Brown Chief Executive Officer

Date: November 5, 2019

	By:	/S/ MICHAEL H. ARENBERG
Michael H. Arenberg Chief Financial Officer and Principal Accounting Officer

Date: November 5, 2019