Form 10-K
period 2019-12-31
DURECT CORP
filed 2020-03-05
CIK 1082038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-31615

DURECT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3297098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Bubb Road

Cupertino, CA 95014

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 777-1417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $0.0001 par value per share	DRRX	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $105,942,850 as of June 30, 2019 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 195,818,780 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2020 annual meeting of stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

DURECT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.Business.

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) proprietary pharmaceutical programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research, design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products.

Our product pipeline currently consists of multiple investigational drug candidates in development.  DUR‑928, a new chemical entity in Phase 1 and Phase 2 development for two different indications, is the lead candidate in DURECT’s Epigenetic Regulator Program.  An endogenous, orally bioavailable, small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury such as alcoholic hepatitis (AH) and acute kidney injury (AKI) and chronic metabolic diseases such as nonalcoholic steatohepatitis (NASH), nonalcoholic fatty liver disease (NAFLD), and other liver diseases.  DURECT’s proprietary drug delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  One late-stage development program in this category is POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to 3 days of pain relief after surgery.  Another program in this category is an early-stage long-acting injectable HIV product utilizing our SABER® technology, which is in development under a July 2019 license agreement with Gilead.

As a result of the assignment of certain patent rights, DURECT receives single digit sales-based earn-out payments from U.S. net sales of Indivior’s PERSERIS™ (risperidone) drug for schizophrenia, which was approved in July 2018.  Indivior commenced the full commercial launch of PERSERIS in February 2019 and Indivior has indicated that it expects 2020 sales in the range of $15-$25 million.  In addition, in September 2018, our licensee, Orient Pharma informed us that it had obtained marketing authorization for Methydur Sustained Release Capsules from the Ministry of Health and Welfare in Taiwan.  Methydur Sustained Release Capsules are indicated for the treatment of attention deficit hyperactivity disorder (ADHD) and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan.  Orient Pharma has stated that it expects to make Methydur Sustained Release Capsules commercially available in Taiwan in 2020, while seeking a partner in China and pursuing regulatory approvals in selected other countries in Southeast Asia where it has commercialization rights and a commercialization presence.  We will receive a single digit royalty on sales of Methydur Sustained Release Capsules by Orient Pharma and retain rights to this product in markets not specifically licensed to Orient Pharma.

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

NOTE: POSIMIR®, SABER®, CLOUDTM, ORADUR™, ALZET ® and LACTEL® are trademarks of DURECT Corporation. Other trademarks referred to belong to their respective owners. Full prescribing information for PERSERIS, including BOXED WARNING and Medication Guide can be found at www.perseris.com.

Epigenetic Regulator Program and New Chemical Entities

Epigenetic regulation involves biochemical modification of either DNA itself or proteins that are intimately associated with DNA.  These modifications lead to changes in gene expression that facilitate downstream biological effects.

DURECT’s Epigenetic Regulator Program involves a multi-year collaborative effort with the Department of Internal Medicine at Virginia Commonwealth University (VCU), the VCU Medical Center and the McGuire VA Medical Center. The knowledge base supporting this program is a result of more than 30 years of lipid research by Shunlin Ren, M.D., Ph.D., Professor of Internal Medicine at the VCU Medical Center. The lead compound from this program, DUR-928, is an endogenous, orally bioavailable, small molecule that modulates the gene expression of various nuclear receptors that play important regulatory roles in lipid homeostasis, inflammation, and cell survival.  Under a license with VCU, we hold the exclusive royalty-bearing worldwide right to develop and commercialize DUR-928 and related molecules discovered in the program.

The biological activity of DUR-928 has been demonstrated in over a dozen different animal disease models involving three animal species. Some of these models represent acute organ injuries (e.g., endotoxin shock, acute oxidative damage, ischemic-reperfusion kidney injury, and stroke models) and several represent chronic metabolic disorders involving hepatic lipid accumulation and dysfunction (e.g., NASH and NAFLD).

Our major product research and development efforts for DUR-928 are set forth in the following table:

In pharmacokinetic and toxicology studies conducted in mice, hamsters, rats, rabbits, dogs, minipigs and monkeys, DUR-928 has been found to be tolerable and safe by all routes of administration tested to date. These results support the use of DUR-928 in the completed, ongoing and planned human safety, pharmacokinetics (PK), proof-of-concept, and efficacy trials. The chronic toxicity of DUR-928 was further assessed in a 6-month oral study in rats and in a 9-month oral study in dogs. These studies were completed successfully and support human clinical trials of DUR-928 of any duration.

Acute Organ Injury Program with Injectable DUR-928

Market Opportunity.    Alcoholic hepatitis (AH) is an acute form of alcoholic liver disease (ALD) associated with long-term heavy intake of alcohol, and often occurs after a recent period of increased alcohol consumption. AH is typically characterized by recent onset jaundice and hepatic failure.  An analysis of 77 studies published between 1971 and 2016, which included data from a total of 8,184 patients, showed the overall mortality from AH was 26% at 28 days. According to the most recent data provided by the Agency for Healthcare Research and Quality (AHRQ), a part of the US Department of Health and Human Services (HHS), there were over 117,000 hospitalizations for patients with alcoholic hepatitis in 2016. From a recent publication analyzing the mortality and costs associated with alcoholic hepatitis, the cost per patient is estimated at over $50,000 in the first year. ALD is one of the leading causes of liver transplants in the US, each of which cost over $800,000. Acute kidney injury (AKI), a sudden loss of kidney function due to renal failure or injury, affects approximately 2.8 million patients per year in the United States and is associated with increased mortality, prolonged hospital stays, kidney dialysis and progression to chronic kidney disease. There are various forms of acute organ injury affecting the liver, the kidney or other organs for which we are or may seek to develop DUR-928.

Clinical Program.    In 2019, we completed a Phase 2a clinical trial evaluating intravenously infused DUR-928 in patients with moderate and severe AH.  This was an open label, dose escalation (30, 90 and 150 mg), multi-center U.S. study, originally designed to be conducted in two sequential parts.  Part A included patients with moderate AH and Part B included patients with severe AH.  Severity of AH was determined by the Model of End-Stage Liver Disease (MELD) scores, a common scoring system to assess the severity and prognosis of AH patients; moderate was defined as MELD 11-20 and severe as MELD 21-30.

In the Phase 2a trial, dose escalation was permitted following review of safety and pharmacokinetic (PK) results of the prior dose level by a Dose Escalation Committee (DEC). The target number of patients for the study was 4 per dose group. Final enrollment included 19 patients with moderate and severe AH, who were administered DUR-928 intravenously at three different doses.  Eight patients (four moderate and four severe) were dosed at 30mg, seven patients (three moderate and four severe) were dosed at 90mg and four patients (all severe) were dosed at 150mg.  After being discharged on day two, one patient did not return for the scheduled day seven and day 28 follow-up visits; therefore Lille, bilirubin and MELD data reported below are based on 18 patients. The objectives of this study included assessment of safety, PK and pharmacodynamic (PD) signals, including liver biochemistry, biomarkers, and prognostic scores, including the Lille score, following DUR-928 treatment.

In November 2019, DURECT announced the results from our Phase 2a clinical trial of DUR-928 in alcoholic hepatitis (AH), presented as a late-breaking oral presentation at The Liver Meeting®.  The study results were also selected for inclusion in the ‘Best of The Liver Meeting’ summary slide presentation in the alcohol-related liver disease category.

All 19 patients treated with DUR-928 in this trial survived the 28-day follow-up period and there were no drug-related serious adverse events.  Patients treated with DUR-928 had a statistically significant reduction from baseline in bilirubin at day 7 and 28 and MELD at day 28.  Lille scores were also statistically significantly lower than those from a well-matched group of patients in a contemporary ongoing trial as well as several published historical controls.  74% of all DUR-928 treated patients and 67% of those with severe AH were discharged from the hospital within four days of receiving a single dose of DUR-928.

Lille

Lille scores are used in clinical practice to help determine the prognosis and response of AH patients after seven days of treatment.  The lower the Lille score, the better the prognosis.  Patients with a Lille score below 0.45 have a six-month survival rate of 85% compared to those with Lille scores above 0.45, who have only a 25% six-month survival rate.1  The chart below shows the Lille scores for individual AH patients treated with DUR-928 plotted as a function of their baseline MELD scores.  In our study, the median Lille score for patients treated with DUR-928 was 0.10.  The median Lille score among a cohort of 15 patients treated with standard of care at the University of Louisville (UL) was 0.41 (shown as historical control).

[1]	Louvet A et al. Hepatology 2007; 45: 1348-54.

The chart below shows individual patient Lille scores plotted as a function of their baseline MELD scores.

1)

Our advisor, Dr. Craig McClain from the University of Louisville (UL), shared anonymized data from his study, in which 15 AH patients with initial MELD scores ranging from 15-30 received either supportive care alone (n=8 moderate AH patients) or supportive care with corticosteroids (n=7 severe AH patients). Two of the UL control patients died by day 28.

2)	One patient in the DUR-928 group did not return for the day 7 or 28 visit. All 19 patients, including this one, treated with DUR-928 in this trial survived the 28-day follow-up period.
3)	Lille scores in the DUR-928 group were significantly lower than that of the UL patients (p=0.01; Wilcoxon's Rank Sum Test).

As shown below, 100% of patients in the 30 mg and 90 mg DUR-928 dosing groups were treatment responders based on their Lille scores.  89% of the overall DUR-928 patient population were treatment responders.  Patients with severe AH, as defined by Maddrey’s Discriminant Function >32 or MELD 21-30, and baseline serum bilirubin above 8 mg/dL, had similarly high response rates to DUR-928 treatment.

AH Patient Category	n1	Responders (Lille<0.45)	Lille Median (Quartile)
All Patients[2] 30 or 90 mg DUR-928[3]	18 14	89% 100%	0.10 (0.04, 0.20) 0.05 (0.04, 0.19)
DF>32 (SAH)[2,4] 30 or 90 mg DUR-928[3]	15 11	87% 100%	0.19 (0.05, 0.22) 0.12 (0.05, 0.19)
MELD 21-30[2] 30 or 90 mg DUR-928[3]	12 8	83% 100%	0.19 (0.11, 0.25) 0.19 (0.10, 0.19)
Baseline bilirubin >8mg/dl2 30 or 90 mg DUR-928[3]	11 8	82% 100%	0.10 (0.05, 0.20) 0.10 (0.05, 0.19)
1)	One patient did not return for Day 7 and 28 visits;
2)	Including patients receiving 30, 90 and 150 mg of DUR-928;
3)	Excluding patients receiving 150 mg of DUR-928.
4)

Maddrey’s Discriminant Function (DF) is calculated using the patient’s prothrombin time and serum bilirubin level. DF was introduced in 1978 as a predictor of significant mortality risk for AH patients. A DF>32 identified AH patients with a 30-day mortality rate of  ≥50%.

The Lille scores of patients treated with DUR-928 in this trial were also significantly lower than several selected published historical studies (Hepatology 2007, 45:1348-1354; Gut 2011, 60:255-260), in which patients had similar baseline bilirubin, albumin, creatinine, prothrombin time and DF scores, and  were treated with standard of care with or without corticosteroids.  Of course, due to the historical nature of these studies, such comparisons should be taken cautiously.

A sub-group analysis was conducted to compare severe AH patients in the 30 mg and 90 mg dosing groups (n=8) with well-matched severe AH patients (n=13) who received corticosteroids for 28 days in a contemporaneous study at the University of Louisville (UL).  Patients shown below in the UL steroid group had a mean baseline MELD of 24.46 and mean baseline Maddrey’s DF score of 62.98. The 8 patients in the DUR-928 group had baseline mean MELD of 24.50 and mean baseline Maddrey’s DF score of 61.25.  All patients treated with DUR-928 survived the 28-day follow up period, while 3 patients in the UL steroid group died within the first 28 days.

The steroid group in the above graph includes the 7 severe AH patients treated with steroids from the UL group shown in the MELD vs Lille graph above plus an additional 6 severe AH patients subsequently treated in the UL study.

Bilirubin

Bilirubin is formed by the breakdown of red blood cells in the body.  The level of total bilirubin in the blood is an indication of how the liver is functioning.  In this trial, patients treated with DUR-928 had a significant early reduction from baseline in bilirubin by day 7.  Patients with more elevated bilirubin at baseline (serum bilirubin >8 mg/dL) had a median reduction from baseline of 25% by day 7 and 48% by day 28.

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

MELD is another common scoring system used to assess the severity and prognosis of AH patients.  Patients with MELD scores of 11-20 are classified as having moderate AH and patients with MELD scores of 21-30 are classified as having severe AH.  As with Lille scores, the lower the MELD score, the better the prognosis for the AH patient. In this study (shown in the chart below), the median reduction from baseline in MELD among all DUR-928 treated patients was >2 points and among those with baseline bilirubin levels >8 mg/dL was 5 points by day 28.

*p<0.05 compared to baseline (Wilcoxon's Signed Rank Test)

MELD is calculated based on (a) bilirubin, (b) serum creatinine (sCr), and (c) International Normalized Ratio (INR), which is a measure of prothrombin time.

Safety and Pharmacokinetics

In the Phase 2a study, DUR-928 was well tolerated at all doses tested.  There were no drug-related serious adverse events and only three adverse events designated as possibly related to DUR-928: one occurrence of moderate generalized pruritus, one mild rash and one grade two alkaline phosphatase.  There were no discontinuations, early withdrawals or termination of study drug or study participation due to adverse events.  All patients treated with DUR-928 survived through the 28-day follow-up period. Drug exposures were dose proportional and were not affected by the severity of the disease.

We are working with the FDA and our advisors to finalize the design of a multi-center, international, randomized, double blind, placebo-controlled Phase 2b clinical trial of DUR-928 in AH patients.  We are planning to initiate the trial in mid-2020 and, based on our current working assumptions related to trial design, number of clinical trial sites and enrollment rates, top-line data for this trial may be available in 2022.

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

We have also conducted a Phase 1b study with injected DUR-928 in patients with impaired kidney function (stage 3 and 4 chronic kidney disease (CKD)) and matched control subjects (MCS), matched by age, body mass and gender with normal kidney function. This study was a single-site, open-label, single-ascending-dose study in two successive cohorts (first a low dose of 30 mg and then a high dose of 120 mg) evaluating safety and PK of intramuscular injected DUR-928. The low dose cohort consisted of 6 patients with CKD and 3 MCS; the high dose cohort consisted of 5 CKD patients and 3 MCS.  In this trial, DUR-928 was well tolerated among all subjects and the PK parameters between the kidney function impaired patients and the MCS were comparable. The results of this Phase 1b trial were presented at Kidney Week 2018 in San Diego.

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

Clinical Program.    In March 2019 we began enrolling patients in a Phase 1b randomized and open-label clinical study being conducted in the U.S. to evaluate safety, pharmacokinetics and signals of biological activity of DUR-928 in NASH patients with stage 1-3 fibrosis.  DUR-928 (at doses of 50 mg QD, 150 mg QD and 300 mg BID) is administered orally for 28 consecutive days with approximately 20 patients per dose group for a total of approximately 60 patients in the trial as shown below. Key endpoints include safety and pharmacokinetics (PK), clinical chemistry and biomarkers (e.g., bilirubin, lipids, liver enzymes, CK-18s, and inflammatory cytokines) as well as liver fat content by imaging and liver stiffness. We are currently finalizing enrollment in this trial and expect all patients to complete their dosing and follow up visits in the first half of 2020. We plan to announce top line study results following completion of the trial.

We have completed multiple Phase I trials in healthy subjects with orally administered DUR-928. These included single-ascending-dose and multiple-ascending-dose studies as well as a food effect study. In all of these studies DUR-928 was well-tolerated at all dose levels, with no serious treatment-related adverse events reported. Dose related increases in plasma concentrations were observed and no accumulation in plasma concentrations or food effects were observed with repeat dosing.

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

Skin Inflammatory Disorder Program with Topical DUR-928

Clinical program. Following an exploratory Phase 1b trial in psoriasis patients (9 evaluable patients) in Australia, we conducted a Phase 2a, randomized, double-blind, vehicle-controlled proof-of-concept clinical trial, in which DUR-928 was applied topically once-daily for 28 days in patients with mild to moderate plaque psoriasis. The trial was conducted at multiple clinical sites in the U.S., and twenty-two patients completed the study.  Patients served as their own controls, applying DUR-928 to the plaque on one arm and the vehicle (placebo) to a similar plaque on the other arm. After the treatment period, patients were followed for an additional four weeks. The primary efficacy endpoint was change in local psoriasis severity index (LPSI) scores from baseline in the DUR-928-treated plaques compared to that in the vehicle-treated plaques. In January 2020, we announced that DUR-928 did not demonstrate a benefit over vehicle (placebo) based on Investigator’s Global Assessment (IGA) or LPSI scores, or in any of the secondary analyses. However, at the end of the 4-week daily application period, plaques in both the DUR-928 and vehicle treatment groups were significantly improved over baseline with respect to both IGA and LPSI scores. In fact, 90% of plaques in both groups had at least a 1 point reduction in LPSI score after the 4-week daily application period. Daily topical application of DUR-928 was well tolerated with no meaningful differences in adverse events between the treatment and vehicle (placebo) groups. There were no AEs attributed to the study drug.  Based on the top-line data, we do not plan to continue development of topical DUR-928 in psoriasis at this time and will focus our near term development activities on alcoholic hepatitis and NASH.

Additional Proprietary Pharmaceutical Programs

POSIMIR® (bupivacaine extended-release solution)

POSIMIR is our investigational post-operative pain relief depot product that utilizes our patented SABER® technology. POSIMIR is designed to be administered directly into the surgical site to deliver bupivacaine for up to three days after surgery, which we believe coincides with the time period of the greatest need for post-surgical pain control in most patients.

Status.  In April 2013, we submitted an NDA as a 505(b)(2) application, which relied in part on the FDA’s findings of safety and effectiveness of a reference drug. In February 2014, we received a Complete Response Letter (CRL) from the FDA. Based on the CRL and subsequent communications with the FDA, we conducted a new Phase 3 clinical trial (the PERSIST trial) consisting of patients undergoing laparoscopic cholecystectomy (gallbladder removal) surgery to further evaluate the benefits and risks of POSIMIR. In October 2017, we reported that the PERSIST trial did not meet its primary efficacy endpoint.   While results trended in favor of POSIMIR versus the comparator, they did not achieve statistical significance. After carefully reviewing the existing POSIMIR data and evaluating the feedback we had received from the FDA, including the CRL and other correspondence, we submitted a full response to the CRL to the FDA in June 2019 seeking FDA approval of POSIMIR. In October 2019, the FDA notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The FDA had previously assigned a user fee goal date of December 27, 2019; a new user fee goal date has not been assigned. At the AADPAC meeting, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA. Since the Advisory Committee meeting, we have continued to interact with FDA as they continue their review.

In total, we have completed 16 clinical studies in the POSIMIR program, in seven different surgical procedures, including inguinal hernia repair, shoulder surgery (primarily subacromial decompression), appendectomy, abdominal hysterectomy, open laparotomy, laparoscopic cholecystectomy, and laparoscopic colectomy. The incision lengths treated ranged from a few centimeters for laparoscopic portals, to open laparotomy incisions of up to 35 cm. The seriousness of the surgery ranged from day surgery hernia repair in relatively healthy patients to major abdominal surgery for colon cancer in elderly patients with substantial co-morbidity who were often hospitalized for a week or more. The safety experience from this variety of procedures and patients was designed to allow for extrapolation of the safety and efficacy data to a broad surgical population. Our POSIMIR clinical development program has been devised to establish the safety and efficacy of POSIMIR for the treatment of post-surgical pain for up to 3 days. POSIMIR has not been approved by the FDA for marketing in the U.S. for any indication.

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

Long-Acting SABER-Based Investigational Product (HIV)

In July 2019, we entered into a license agreement with Gilead, pursuant to which we granted Gilead the exclusive worldwide rights to develop and commercialize a long-acting injectable HIV product utilizing DURECT’s SABER technology.    Gilead also received exclusive access to the SABER platform for HIV and Hepatitis B Virus (HBV) and the exclusive option to license additional SABER-based products directed to HIV and HBV.

Under the terms of the Gilead Agreement, Gilead made an upfront payment to us of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales. In September 2019, the Company earned a $10 million development milestone payment from Gilead which was received in October 2019. The Gilead Agreement contains customary representations, warranties and indemnification provisions.  The term of the agreement is for the duration of Gilead’s obligation to pay royalties for product sales, and the agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to us and of each party to terminate the agreement upon material breach by the other party.

We are performing specified development activities with Gilead funding certain portions of the development program.  The lead formulation is currently being re-formulated and will undergo additional pre-clinical development work.

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

Indivior commercially launched PERSERIS in the U.S. in February 2019.  While Indivior has disclosed guidance for $15 to $25 million sales in 2020 for PERSERIS, there can be no assurance such revenues will be achieved.

ORADUR-ADHD Program

In collaboration with Orient Pharma, we developed a drug candidate based on our ORADUR technology for the treatment of ADHD. This drug candidate is intended to provide once-a-day dosing with added tamper resistant characteristics to address common methods of abuse and misuse of these types of drugs. In August 2009, we entered into a development and license agreement, as amended, with Orient Pharma, a diversified multinational pharmaceutical, healthcare and consumer products company with headquarters in Taiwan, under which we granted to Orient Pharma development and commercialization rights in certain defined Asian and South Pacific countries to ORADUR-Methylphenidate ER. We retain rights to North America, Europe and all other countries not specifically licensed to Orient Pharma.

In September 2018, Orient Pharma informed us that it had obtained marketing authorization for Methydur Sustained Release Capsules from the Ministry of Health and Welfare in Taiwan.  Methydur Sustained Release Capsules are indicated for the treatment of ADHD and will be available in three strengths (22 mg, 33 mg and 44 mg) in Taiwan. Orient Pharma also has stated that it expects to make Methydur Sustained Release Capsules commercially available in Taiwan in 2020, while seeking a partner in China and pursuing regulatory approvals in selected other countries in Southeast Asia where it has commercialization rights and a commercialization presence. We will receive a single digit royalty on sales of Methydur Sustained Release Capsules by Orient Pharma and retain rights to this product in markets not specifically licensed to Orient Pharma.

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

The SABER technology is the basis of POSIMIR (described above). The SABER technology is also utilized in our long-acting HIV program with Gilead and our ophthalmic program with Santen Pharmaceutical Co., Ltd. (Santen), as well as in feasibility programs.

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

Apply our Drug Development Expertise to New Chemical Entities Derived from our Epigenetic Regulator Program.    We have assembled a core team of employees with considerable experience in drug development, and it is our intent to leverage their capabilities by developing pharmaceuticals derived from our Epigenetic Regulator Program. We believe that these new chemical entities may have utility in acute organ injuries such as AH and AKI, in various orphan diseases, and for several metabolic diseases such as NASH, NAFLD and other liver conditions.  We believe that these product candidates may be of interest to other pharmaceutical companies and that it may be possible to license the rights to certain products, formulations, indications or territories from this program while retaining the rights to other product candidates, formulations, indications or territories for either our own development and commercialization or for licensing at a later stage of development.

Focus on Certain Acute Indications, Chronic Debilitating Medical Conditions and Certain Local Pain Conditions.    Many of the diseases and disorders that present great challenges to medicine include acute organ injury, metabolic disorders, pain management, CNS disorders, cardiovascular disease, ophthalmic conditions and other chronic diseases. Our current efforts focus on exploiting our Epigenetic Regulator Program through which we have identified new chemical entities that may have utility in conditions such as acute organ injuries and chronic metabolic/lipid disorders and on using our versatile drug delivery platform technologies to develop products that improve current treatment options.

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

Enable Product Development Through Strategic Agreements.    We believe that entering into selective strategic collaborations and other arrangements with respect to our product development programs and technology can enhance the success of our product development and commercialization, leverage the value of our intellectual property portfolio, mitigate our risk and enable us to better manage our operating costs. Additionally, such collaborations and arrangements enable us to leverage investment by third parties and reduce our net cash burn, while retaining significant economic rights.

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

Strategic Agreements

We have entered into the following strategic collaboration and other key agreements:

Virginia Commonwealth University Intellectual Property Foundation. We have entered into an exclusive in-license and research and development agreement with the Virginia Commonwealth University Intellectual Property Foundation regarding the new chemical entities under development through our Epigenetic Regulator Program, including DUR-928. Under this licensing arrangement, we have agreed to undertake certain efforts to bring licensed products to market, pay for prosecution of related patents and report on progress to VCU. In addition, we are obligated to pay low single-digit percentage patent royalties on net sales of licensed products, subject to annual minimum payments and additional milestone payments. This license includes rights to seven patent families. We may terminate this agreement at any time by written notice, and VCU may terminate this agreement by written notice if there is an uncured material breach.

Gilead Sciences, Inc.   In July 2019, we entered into a license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc.  (“Gilead”). Pursuant to the Gilead Agreement, we granted Gilead the exclusive worldwide rights to develop and commercialize a long-acting injectable HIV product utilizing our SABER® technology.  Gilead also received exclusive access to the SABER platform for HIV and Hepatitis B Virus (HBV) and the exclusive option to license additional SABER-based products directed to HIV and HBV.

Under the terms of the Gilead Agreement, Gilead made an upfront payment to us of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for up to an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales. In September 2019, we earned a $10 million development milestone payment from Gilead; this payment was received in October 2019. The Gilead Agreement contains customary representations, warranties and indemnification provisions.  The term of the Gilead Agreement is for the duration of Gilead’s obligation to pay royalties for product sales under the Gilead Agreement. The Gilead Agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to us and each party to terminate the Gilead Agreement upon material breach of the Gilead Agreement by the other party.

We are performing specified development activities with Gilead funding certain portions of the development program.  The lead formulation is currently being re-formulated and will undergo additional pre-clinical development work.

Indivior UK Ltd.  In September 2017, we entered into a patent purchase agreement (the “Indivior Agreement”) with Indivior.  Pursuant to the Indivior Agreement, we assigned to Indivior certain patents that may provide further intellectual property protection for PERSERIS, Indivior’s once-monthly injectable risperidone product for the treatment of schizophrenia.  In consideration for such assignment, Indivior made an upfront non-refundable payment to us of $12.5 million, and also agreed to make an additional $5 million payment to us contingent upon FDA approval of PERSERIS, as well as quarterly earn-out payments based on a single digit percentage of U.S. net sales for certain products covered by the assigned patent rights, including PERSERIS. The assigned patent rights include granted patents extending into at least 2026.  We also receive a non-exclusive right under the assigned patents to develop and commercialize certain risperidone-containing products and products that do not contain risperidone or buprenorphine.  The agreement contains customary representations, warranties and indemnities of the parties. We received the non-refundable payment of $12.5 million from Indivior in September 2017 and recognized this amount as revenue from sale of intellectual property rights in the year ended December 31, 2017 as we did not have any continuing obligations under the purchase agreement.  In July 2018, Indivior announced that the FDA had approved the NDA for PERSERIS thereby triggering the $5.0 million payment, which was received by DURECT in August 2018.  Indivior launched PERSERIS in the U.S. in February 2019.

Santen Pharmaceutical Co., Ltd.    In December 2014, we and Santen entered into a definitive agreement (the “Santen Agreement”). Pursuant to the Santen Agreement, we have granted Santen an exclusive worldwide license to our proprietary SABER formulation platform and other intellectual property to develop and commercialize a sustained release product utilizing our SABER technology to deliver an ophthalmology drug. Santen controls and funds the development and commercialization program, and the parties have established a joint management committee to oversee, review and coordinate the development activities of the parties under the Agreement.

In connection with the license agreement, Santen paid us a non-refundable upfront fee of $2.0 million in cash and agreed to make contingent cash payments to us of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones (none of which has been achieved as of December 31, 2019), and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2019). Santen will also pay for certain of our costs incurred in the development of the licensed product. If the product is commercialized, we would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. Santen may terminate the Agreement without cause at any time upon prior written notice, and either party may terminate the Agreement upon certain circumstances including a material uncured breach. As of December 31, 2019, the cumulative aggregate payments received by us under this agreement were $3.3 million. In January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen.

Sandoz AG.  In May 2017, the Company and Sandoz AG (“Sandoz”) entered into a license agreement to develop and market POSIMIR in the United States. POSIMIR is the Company’s investigational post-operative pain relief depot that utilizes the Company’s patented SABER technology to deliver bupivacaine to provide up to three days of pain relief after surgery. Under terms of the agreement, Sandoz made an upfront payment of $20 million and the Company was eligible for additional milestone and royalty payments. In May 2018, the Company and Sandoz entered into an amendment to the license agreement, under which, among other things, both parties’ termination provisions were modified. In January 2019, Sandoz AG provided notice that it was returning to DURECT all of its U.S. development and commercialization rights to POSIMIR.  The parties are in dispute with regard to Sandoz’s obligation to pay a termination fee to DURECT.  DURECT has initiated a formal dispute resolution process related to the termination fee.

Commercial Product Lines

ALZET

The ALZET product line consists of miniature, implantable osmotic pumps and accessories used for research in mice, rats and other laboratory animals. These pumps are neither approved nor intended for human use. ALZET pumps continuously deliver drugs, hormones and other test agents at controlled rates from one day to six weeks without the need for external connections, frequent handling or repeated dosing. In laboratory research, these infusion pumps can be used for systemic administration when implanted under the skin or in the body. They can be attached to a catheter for intravenous, intracerebral, or intra-arterial infusion or for targeted delivery, where the effects of a drug or test agent are localized in a particular tissue or organ. The wide use and applications of the ALZET product line is evidenced by the more than 19,000 scientific references that now exist.

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

Suppliers

As needed, we purchase sucrose acetate isobutyrate, a raw material for our ORADUR and SABER-based pharmaceutical systems, including Methydur Sustained Release Capsules, POSIMIR, and SucroMate, from Eastman Chemical Company. We expect that we will continue to be able to obtain sufficient supply of these raw materials to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical product candidates, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Customers

Our product revenues principally are derived from sales of the ALZET product line to academic and pharmaceutical industry researchers, the LACTEL product lines to pharmaceutical and medical device customers, and from the sale of certain key excipients that are included in Methydur Sustained Release Capsules, SucroMate and other products. Until such time that we are able to bring our pharmaceutical product candidates to market, if at all, we expect these to be our principal sources of product revenue. We also receive revenue from collaborative research and development arrangements with our third-party collaborators. In 2019, Gilead accounted for 58% of the Company’s total revenue. In 2018, Indivior and Gilead accounted for 27% and 14% of our total revenues, respectively.  In 2017, Sandoz and Indivior accounted for 41% and 25% of our total revenues, respectively.

Manufacturing

The process for manufacturing our pharmaceutical product candidates is technically complex, requires special skills, and must be performed in qualified facilities. We have entered into development and commercial manufacturing agreements with third parties for the manufacture of DUR-928 and POSIMIR. In addition, we have a small multi-discipline manufacturing facility in California that we have used to manufacture research and clinical supplies of several of our pharmaceutical product candidates under GMP, including DUR-928 and POSIMIR. In the future, we may develop additional manufacturing capabilities for our pharmaceutical product candidates and components to meet our demands and those of our third-party collaborators by contracting with third party manufacturers and by potentially constructing additional manufacturing space at our current facilities in California and/or Alabama. We manufacture our ALZET product line and certain key components for POSIMIR and Methydur at one of our California facilities and our LACTEL product line at our Alabama facility.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary molecules and technology, inventions and improvements that are important to the development of our business. As of February 28, 2020, we owned or exclusively in-licensed over 40 unexpired issued U.S. patents and over 185 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

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

The testing and approval process require substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Even though several of our pharmaceutical products candidates utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish safety and effectiveness of those active ingredients in the formulation and dosage forms that we are developing.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our pharmaceutical products under development on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Evolving safety concerns can result in the imposition of new requirements for expensive and time-consuming tests, such as for QT interval cardiotoxicity testing. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, any problems associated with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Any pharmaceutical products that we may develop and obtain approval for would also be subject to adverse findings of the active drug ingredients being marketed in different dosage forms and formulations. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our pharmaceutical products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.  The Drug Enforcement Administration.    The Drug Enforcement Administration (DEA) regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in ORADUR-Methylphenidate are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand, which could negatively impact us and our collaborators.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.  Finally, the Physician Self-Referral (Stark) Law prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies.

Competition

We may face competition from other companies in numerous industries including pharmaceuticals, medical devices and drug delivery.

Competition for DUR-928, if approved, will depend on the specific indications for which DUR-928 is approved. Intercept, Gilead, Shire, Conatus Pharmaceuticals, Galectin Therapeutics, Genfit, Pfizer, Roche, Bristol Myers Squibb, Novartis, Terns Pharmaceuticals, Galmed Pharmaceuticals, Enanta Pharmaceuticals, Novo Nordisk, Takeda, Vital Therapies, Allergan, Akarna Therapeutics, Inventiva Pharma, Genkyotex, VBL Therapeutics, NGM Biopharmaceuticals, Gemphire Therapeutics, Albireo Pharma, CymaBay Therapeutics, Madrigal Pharmaceuticals, Viking Therapeutics, CohBar, FALK Pharma, Acorda, Akero, Generon, and others have development plans for products to treat NAFLD/NASH, AH or other liver diseases. AbbVie, Ischemix, Thrasos Therapeutics, AM-Pharma, Complexa, Quark Pharmaceuticals and others have development plans for products to treat acute kidney injury.  Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Pacira, Heron Therapeutics, Alkermes, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Zyla Life Sciences, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Charleston Laboratories, Daiichi Sankyo and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

POSIMIR, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product, HTX-011, is approved. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  Competition for our LACTEL product line comes from companies including Evonik, Corbion, FUJIFILM Wako Pure Chemical Corporation, PCAS and others.  Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. We may also face competition for our ALZET and LACTEL product lines from other companies including low cost foreign competitors.

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

Corporate History, Headquarters and Website Information

We were incorporated in Delaware in February 1998. Our principal executive offices are located at 10260 Bubb Road, Cupertino, California 95014. Our telephone number is (408) 777-1417, and our website address is www.durect.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website to access all of this information is www.sec.gov. Our Code of Ethics can be found on our website.

Employees

As of February 28, 2020, we had 90 employees, including 44 in research and development, 21 in manufacturing and 25 in selling, general and administrative. From time to time, we also employ independent contractors to support our research, development and administrative organizations. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages as of February 28, 2020 are as follows:

Name	Age	Position
James E. Brown, D.V.M.	63	President, Chief Executive Officer and Director
Michael H. Arenberg, J.D., M.B.A.	50	Chief Financial Officer
Judy R. Joice	63	Senior Vice President, Operations and Corporate Quality Assurance

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

Risks Related To Our Business

We are dependent on the success of DUR-928 and we cannot be certain that it will receive regulatory approval or be commercialized

Our business depends substantially on the successful development of DUR-928, which is currently in Phase 1 and Phase 2 clinical development for two different indications, NASH and AH. Current clinical trials related to the NASH indication are designed to evaluate safety, pharmacokinetics and various pharmacodynamic signals.  Future clinical trials will need to establish clinically and statistically significant proof of efficacy, and/or sufficient evidence of safety to support additional clinical trials and ultimately regulatory approval. DUR-928 will require additional development, including more clinical trials as well as further preclinical studies, including those designed to evaluate its toxicology, carcinogenicity and pharmacokinetics, and regulatory clearances before it can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because DUR-928 fails to be safe and effective or because we have inadequate financial or other resources to advance DUR-928 through the pre-clinical and clinical development and approval processes. We consider DUR-928 to be our lead and most important asset. If DUR-928 fails to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of DUR-928, any of which would materially harm our business.

We do not anticipate that DUR-928 will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for DUR-928, we or our potential future partners, if any, may be unable to commercialize it successfully for a variety of reasons. These include, for example, the availability of alternative, potentially superior or less expensive treatments, lack of cost-effectiveness, the lack of favorable access and/or commercial pricing, the cost or technical challenges of manufacturing the product on a commercial scale and competition with other drugs. The success of DUR-928 may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize DUR-928, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Early indications of activity from Phase 1 and 2 clinical trials of DUR-928 may not predict therapeutic efficacy

Although Phase 1 and Phase 2 clinical trials of DUR-928 have shown positive initial data in AH patients including reductions in bilirubin and MELD scores from baseline and promising Lille scores, and demonstrated that DUR-928 can lead to the reduction of certain biomarkers, such as statistically significant reductions from baseline in the levels of both full-length and cleaved cytokeratin-18 (CK-18), bilirubin, high sensitivity C-Reactive Protein (hsCRP) and IL-18 in NASH patients, and non-statistically significant reductions in CK-18 and bilirubin in CKD patients, such initial results, indications of activity and biomarker changes may ultimately not be correlated with treatment or improvement in the associated disease, and there is a risk that DUR-928 may not demonstrate therapeutic efficacy in larger controlled trials, despite encouraging initial data and improvements in biomarker levels. The failure of DUR-928 to show efficacy in one indication may negatively affect its perceived value in other indications, or the emergence of safety signals in ongoing or future clinical trials, would significantly harm our business.

Open-label trials of DUR-928 in NASH and AH have inherent limitations

The ongoing NASH and recently completed AH trials of DUR-928, are open-label trials with no control groups. Open label trials have inherent risk of bias given that the patients and physicians know that they received active study drug, which can lead to placebo effects. Trials without control groups have an inherent risk in that the comparisons used to determine the study drug’s effect and side effect profile are based on comparisons with baseline (pre-treatment) levels (for blood chemistry and biomarker endpoints) and/or with historical controls, which may not have been conducted under similar enough conditions to make accurate comparisons and/or draw accurate conclusions from those comparisons.  Any initial data collected from these open-label trials also cannot be meaningfully analyzed or relied upon until after the completion of the trials due to the limited number of patients involved, open-label nature and lack of control groups. Additionally, larger controlled clinical trials will be required to evaluate the safety and efficacy of DUR-928 to treat any indication, including AH, NASH, AKI, psoriasis and CKD. There can be no assurance that ongoing or future studies will demonstrate the safety or efficacy of DUR-928 in a statistically significant manner.

Ongoing and planned clinical trials for DUR-928 may be delayed and may not demonstrate efficacy or safety in the indications tested

A clinical trial of DUR-928 in NASH patients is ongoing, with top line data expected in mid-2020.  There can be no assurance that this trial will enroll at a rate and that data will be available and analyzed in time to meet this time frame. We are planning a double blind, multi-center Phase 2b clinical trial to evaluate intravenously infused DUR-928 in patients with severe AH and anticipate initiating that trial in mid-2020.  Assuming reasonable enrollment rates, we anticipate that top-line data would be available from this trial in 2022. There can be no assurance that the trial will commence or enroll as anticipated, and delays in commencement or enrollment could add to the costs and expenses of this trial and harm our business.  With respect to the above ongoing and contemplated clinical trials, there can be no assurance that biological activity demonstrated in previous animal disease models or earlier clinical trials will also be seen in these additional patients in ongoing trials or future clinical trials, or that any clinically relevant biological activity will be observed, or that enrollment rates will be favorable or that these additional trials or additional patients in ongoing trials will not identify safety issues.  Failure of these trials to achieve desired results in their anticipated timeframes would negatively impact our business and ability to raise additional capital.

The path to regulatory approval of DUR-928 is uncertain

We are currently developing DUR-928 in several indications, including AH and NASH.  In these indications, there are no currently approved drugs.  Accordingly, we will have to interact with the FDA and other regulatory agencies regarding important aspects of the clinical development program, including the size of clinical trials, the specific primary and secondary endpoints for the clinical trials, inclusion and exclusion criteria, stopping rules, duration of follow up, size of the safety databases and other matters.  This uncertainty may make it difficult to predict the timing or expense required to obtain regulatory approval for DUR-928.  We also may need to revise our clinical development plans after trials have commenced or been completed, which could add to the time and expense associated with the clinical development of DUR-928.  If we are unable to reach agreement with the FDA or other regulatory agencies regarding clinical development plans for DUR-928, we may curtail or limit our development activities for this product candidate.

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

The FDA may not agree with our response to its Complete Response Letter (CRL) to the NDA submission for POSIMIR

After carefully reviewing the existing POSIMIR data and evaluating the feedback we have received from the FDA, including the CRL and other correspondence, we submitted to FDA a response to the CRL. The submission seeks FDA approval of POSIMIR. In July 2019, we announced that the FDA agreed to file the submitted response to the CRL as a complete Class 2 Resubmission and assigned a user fee goal date for FDA response of December 27, 2019. The FDA subsequently notified the Company that its resubmission for POSIMIR would be discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC). The meeting was held on January 16, 2020; a new user fee goal date has not been assigned.  At the AADPAC meeting, six advisory committee members voted to recommend that the efficacy, safety, and overall risk-benefit profile of POSIMIR support approval, while six did not support approval based on the information presented. Although the FDA considers the recommendations of the AADPAC, the recommendations by the panel are non-binding. The final decision regarding pending regulatory actions for a product is made by the FDA.  There can be no assurance that the FDA will complete their review in a timely manner, or will assign a new user fee goal date, or will agree with our response to the CRL, or will approve POSIMIR for marketing.  The FDA may require additional studies or additional information regarding POSIMIR.  We would need to review any such requests to determine whether we believe that a viable path for regulatory approval of POSIMIR and the commercial opportunity remains available.

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

The FDA may require more information or clinical studies for all of our product candidates, and our product candidates may never be approved

The failure to adequately demonstrate the safety and effectiveness of a pharmaceutical product candidate under development to the satisfaction of FDA and other regulatory agencies will result in delays to the regulatory approval or non-approvability of our product candidates, and could materially harm our business. Clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our product candidates, or may require such significant numbers of patients or additional costs to make it impractical to satisfy the FDA’s requirements, and thus our product candidates may not be approved for marketing. For example, the Phase 3 PERSIST trial for POSIMIR did not meet its primary efficacy endpoint.  In addition, during the review process, the FDA may request more information regarding the safety of our product candidates, as they have in their Complete Response Letter for POSIMIR, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or lead the company to abandon the development of that product candidate. During the review process, the FDA may also request more information regarding the chemistry, manufacturing or controls related to our product candidates, and answering such questions could require significant additional work and expense, and take a significant amount of time, resulting in a material delay of approval or the failure to obtain approval or abandonment of the product candidate. Additionally, even if our product candidates receive FDA approval, the FDA may require that we conduct additional clinical studies after such approval, place limitations on our products in applicable labels, require marketing under a REMS program, delay approval to market our products or limit the use of our products, which may harm our business and results of operations.

We currently have a significant amount of debt. Compliance with repayment obligations and other covenants may be difficult, and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 9.07% as of December 31, 2019) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

We do not control the commercialization of PERSERIS or Methydur Sustained Release Capsules

We rely on Indivior for the commercialization of PERSERIS.  Indivior has stated that it launched PERSERIS in February 2019 in the U.S. with a sales force consisting of approximately 50 representatives and expects 2020 sales of between $15 million and $25 million. There can be no assurance that Indivior will obtain market acceptance and meaningful sales.  If Indivior does not successfully commercialize PERSERIS, the earn-out payments we receive under our agreement with them may be limited. We rely on Orient Pharma for the commercialization of Methydur Sustained Release Capsules in the territories licensed to Orient Pharma. If Orient Pharma does not successfully commercialize Methydur Sustained Release Capsules throughout their territory, the royalty payments we receive under our agreement with them may be limited.

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

The time frame necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for any of our product candidates in development. Except for marketing authorization for PERSERIS by Indivior in the U.S. and for Orient Pharma’s distribution of Methydur Sustained Release Capsules in Taiwan, development is incomplete for all product candidates in our development programs, including DUR-928 and the investigational HIV product being developed with Gilead. We may not be able to finalize the design or formulation of any of these product candidates. Further, although we believe our design and formulation of POSIMIR to be substantially complete, there can be no assurance that additional development will not be required prior to regulatory approval of this product. In addition, we may select components, solvents, excipients or other ingredients to include in our product candidates that have not been previously approved for use in pharmaceutical products, which may require us or our collaborators to perform additional studies and may delay clinical testing and regulatory approval of our product candidates. Even after we complete the design of a product candidate, the product candidate must still complete required clinical trials and additional safety testing in animals before approval for commercialization. We are continuing testing and development of our product candidates and may explore possible design or formulation changes to address issues of safety, manufacturing efficiency, stability and performance. We or our collaborators may not be able to complete development of any product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we or our third-party collaborators are unable to complete development of DUR-928, POSIMIR, the investigational HIV product being developed with Gilead, or other product candidates, we will not be able to earn revenue from them, which would materially harm our business.

We depend to a large extent on third-party collaborators, and we have limited or no control over the development, sales, distribution and disclosure for our product candidates which are the subject of third-party collaborative or license agreements

Our performance depends to a large extent on the ability of our third-party collaborators to successfully develop and obtain approvals for our pharmaceutical product candidates. We have entered into agreements with Gilead, Indivior, Santen, Orient Pharma and others under which we granted such third parties the right to develop, apply for regulatory approval for, market, promote or distribute certain product candidates, subject to payments to us in the form of product royalties, earn-out and other payments. We have limited or no control over the expertise or resources that any collaborator may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of these product candidates, or the timing of their activities. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Enforcing any of these agreements in the event of a breach by the other party could require the expenditure of significant resources and consume a significant amount of management time and attention. Our collaborators may also conduct their activities in a manner that is different from the manner we would recommend or would have chosen, had we been developing such product candidates ourselves. Further, our collaborators may elect not to develop or commercialize product candidates arising out of our collaborative arrangements or not devote sufficient resources to the development, clinical trials, regulatory approval, manufacture, marketing or sale of these product candidates. If any of these events occur, we may not recognize revenue from the commercialization of our product candidates based on such collaborations. In addition, these third parties may have similar or competitive products to the ones which are the subject of their collaborations with us, or relationships with our competitors, which may reduce their interest in developing or selling our product candidates. We may not be able to control public disclosures made by some of our third-party collaborators, which could negatively impact our stock price.

Cancellation of collaborations regarding our product candidates may adversely affect potential economic benefits

Third-party collaboration agreements typically allow the third party to terminate the agreement (or a specific program within an agreement) by providing notice. Termination can result from failure of the collaboration to achieve anticipated milestones, for changes in strategy of the other party or for other reasons.  For example, in January 2019, Sandoz notified us that they were terminating our agreement with respect to POSIMIR, and in March 2019, Cassava Sciences notified us that they were terminating our agreement with respect to REMOXY ER. In these cases, the product rights revert to us. If there have been payments under such agreements that are being recognized over time, termination of such agreements (or programs) can lead to a near-term increase in our reported revenues resulting from the immediate recognition of the balance of such payments. Termination deprives us of potential future economic benefits under such agreements, and may make it more difficult to enter into agreements with other third parties for use of the assets that were subject to the terminated agreement. Termination of our agreements with Gilead, Santen or Orient Pharma could have similar negative effects.

A significant component of our revenues depend on collaboration agreements with other companies. If we are unable to enter into new agreements or meet our obligations or manage our relationships with our collaborators under these agreements our revenues may decrease. Acquisitions of our collaborators can be disruptive

Our revenues are based to a significant extent on collaborative arrangements with third parties, pursuant to which we receive payments based on our performance of research and development activities set forth in these agreements. In particular, for 2019, approximately 58% of our total revenues were from our collaboration agreement with Gilead.  There can be no assurance that we will be successful in reformulating the lead product in our Gilead collaboration, that Gilead will continue to fund this program, and that Gilead will not terminate the collaboration.  In addition, we have seen periodic declines in revenues associated with our existing collaboration agreements, which reflect the current development stage of the product candidates subject to those agreements, and our collaborator’s decreased needs for our services. Long-term growth of our collaboration revenues requires us to enter into new collaboration agreements, and there can be no assurance that we will do so. Even if we enter into new collaboration agreements, we may not be able to fulfill our obligations or attain milestones set forth in any specific agreement, which could cause our revenues and/or cash flows to fluctuate or be less than anticipated and may expose us to liability for contractual breach. In addition, these agreements may require us to devote significant time and resources to communicating with and managing our relationships with such collaborators and resolving possible issues of contractual interpretation which may detract from time our management would otherwise devote to managing our operations. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new product candidates, or can lead to lengthy, expensive litigation or arbitration. In general, our collaboration agreements, including our agreements with Gilead with respect to an investigational long-acting HIV product, Orient Pharma with respect to Methydur Sustained Release Capsules, and Santen with respect to an investigational ophthalmic product may be terminated by the other party at will or upon specified conditions including, for example, if we fail to satisfy specified performance milestones or if we breach the terms of the agreement. Acquisitions of our collaborators or strategic changes or re-organizations or re-prioritizations of our collaborators can lead to turnover of program staff, a review of development programs and strategies by the acquirer, and other events that can disrupt a program, resulting in program delays or discontinuations.

If we do not enter into new collaboration agreements, and if any of our collaborative agreements are terminated or delayed, our anticipated revenues and/or cash flows may be reduced or not materialize, and our investigational products in development related to those agreements may not be commercialized.

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

Our cash flows are likely to differ from our reported revenues

Our revenues will likely differ from our cash flows from revenue-generating activities. Upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and generally recognized over the period of our performance obligations with the third-party collaborator pursuant to the applicable agreement. The period of performance obligations may also be revised on a prospective basis. As of December 31, 2019, we had $23.5 million of deferred revenue which will be recognized in future periods and may cause our reported revenues to be greater than cash flows from our ongoing revenue-generating activities.

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

Our business strategy includes the entry into additional collaborative agreements. We may not be able to enter into additional collaborative agreements or may not be able to negotiate commercially acceptable terms for these agreements

Our current business strategy includes the entry into additional collaborative agreements for the development and commercialization of our product candidates, including, but not limited to DUR-928, POSIMIR and others. The negotiation and consummation of these types of agreements typically involve simultaneous discussions with multiple potential collaborators and require significant time and resources from our officers, business development, legal, and research and development staff. In addition, in attracting the attention of pharmaceutical and biotechnology company collaborators, we compete with numerous other third parties with product opportunities as well as the collaborators’ own internal product opportunities. We may not be able to consummate additional collaborative agreements, or we may not be able to negotiate commercially acceptable terms for these agreements. If we do not consummate additional collaborative agreements, we may have to consume money more rapidly on our product development efforts, defer development activities or forego the exploitation of certain geographic territories, abandon development of certain product candidates or indications for certain product candidates, any of which could have a material adverse effect on our business.

We and our third-party collaborators may not be able to manufacture sufficient quantities of our pharmaceutical product candidates and components to support the non-clinical, clinical and commercial requirements of our collaborators and ourselves at an acceptable cost or in compliance with applicable government regulations, and we have limited manufacturing experience

We or our third-party collaborators to whom we have assigned such responsibility must manufacture our product candidates, and components (including active ingredients and excipients) in non-clinical, clinical and commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. The manufacturing processes associated with our product candidates are complex. We and our third-party collaborators, where relevant, have not yet completed development of the manufacturing process for any product candidates or components, including DUR-928 and POSIMIR. If we and our third-party collaborators, where relevant, fail to timely complete the development of the manufacturing process for our product candidates, we and our third-party collaborators, where relevant, will not be able to timely produce supplies for non-clinical, clinical trials and commercialization of our product candidates. We have also committed to manufacture and supply product candidates or components under a number of our collaborative agreements with third-party companies. We have limited experience manufacturing pharmaceutical products, and we may not be able to timely accomplish these tasks. If we and our third-party collaborators, where relevant, fail to develop manufacturing processes to permit us to manufacture a product candidate or component at an acceptable quality and cost, then we and our third-party collaborators may not be able to develop or commercialize that product candidate or we may be in breach of our supply obligations to our third-party collaborators.

Our manufacturing facility in Cupertino is a multi-disciplinary site that we have used to manufacture only research and clinical supplies of several of our product candidates, including DUR-928 and POSIMIR. If we experience delays or technical difficulties in developing acceptable manufacturing processes or scaling up the manufacturing of our product candidates, it could result in delays or added cost in our development programs. We have not manufactured commercial quantities of any of our product candidates at our Cupertino facility. In the future, we intend to develop additional manufacturing capabilities for our product candidates and components to meet our demands and those of our third-party collaborators by contracting with third-party manufacturers and by potentially constructing additional manufacturing space at our facilities in California and/or Alabama. We have limited experience building and validating manufacturing facilities, and we may not be able to accomplish these tasks in a timely or cost effective manner.

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

We have a history of operating losses, expect to continue to have losses in the future and may never achieve or maintain profitability

We have incurred significant operating losses since our inception in 1998 and, as of December 31, 2019, had an accumulated deficit of approximately $489.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur significant costs for research and development, clinical trials, manufacturing, sales, and general and administrative functions. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed product candidates, obtain the required regulatory clearances, and manufacture and market our proposed product candidates. Development of pharmaceutical product candidates is costly and requires significant investment. In addition, we may choose to license from third parties either additional drug delivery platform technology or rights to particular drugs or other appropriate technology and/or intellectual property rights for use in our product candidates. The license fees for these technologies or rights would increase the costs of our product candidates.

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

We may develop our own sales force and commercial group to market future products but we have limited sales and marketing experience with respect to pharmaceuticals and may not be able to do so effectively

We have a small sales and marketing group focused on our ALZET and LACTEL product lines. We may choose to develop our own sales force and commercial group to market products that we have developed or may develop in the future, including POSIMIR, if approved. Developing a sales force and commercial group would require substantial expenditures and the hiring of qualified personnel. We have limited sales and marketing experience, and may not be able to effectively recruit, train or retain sales personnel. If we are not able to put in place an appropriate sales force and commercial group for our products in development, we may not be able to effectively launch these products. We may not be able to effectively sell our product candidates, if approved, and our failure to do so could limit or materially harm our business.

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

Key components of our product candidates are provided by limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs

Certain components and drug substances used in our and our collaborators’ product candidates, including DUR-928, POSIMIR, Methydur Sustained Release Capsules, and PERSERIS, are currently purchased from a single or a limited number of outside sources. In particular, Eastman Chemical is the sole supplier of our requirements of sucrose acetate isobutyrate, a necessary component of POSIMIR and certain other pharmaceutical product candidates we have under development. A third party manufacturer is our sole supplier for future clinical and commercial supplies of POSIMIR. Another third party manufacturer is our sole supplier for future non-clinical, clinical and commercial supplies of DUR-928. The reliance on a sole or limited number of suppliers could result in:

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

Write-offs related to the impairment of our goodwill, long-lived assets, inventories and other non-cash charges, as well as stock-based compensation expenses may adversely impact or delay our profitability

We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of our goodwill at least annually. The carrying value of goodwill on our balance sheet was $6.4 million at December 31, 2019. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our long-lived assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values. We completed our last review during the fourth quarter of 2019 and determined that goodwill was not impaired as of December 31, 2019. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact or delay our profitability.

Inventories, in part, include certain excipients that are sold to customers and included in product candidates in development. These inventories are capitalized based on management’s judgment of probable sale prior to their expiration date which in turn is primarily based on management’s internal estimates. The valuation of inventory requires us to estimate the value of inventory that may become expired prior to use. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval of a product by the necessary regulatory bodies, changes in product development timelines, or other information that suggests that the inventory will not be saleable. In addition, these circumstances may cause us to record a liability related to minimum purchase agreements that we have in place for raw materials. For example, during the year ended December 31, 2017, we recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000 related to the prepaid inventory for the minimum purchase commitment for the excipient, and $1.0 million related to the recognition of our remaining minimum purchase commitment at that time for the same excipient after we announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents, short-term investments or long-term investments and our ability to meet our financing objectives

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with original maturities of greater than 90 days from the date of purchase but remaining maturities of less than one year from the balance sheet date. Our long-term investments consist primarily of readily marketable debt securities with maturities in one year or beyond from the balance sheet date. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents, short-term investments or long-term investments since December 31, 2019, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents, short-term investments or long-term investments or our ability to meet our financing objectives.

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

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is seismically active and near wildfire zones

Our corporate headquarters, certain manufacturing facilities and personnel are located in a geographical area that is known to be seismically active and prone to earthquakes, as well as wildfires and related power outages or power shortages. Should such a natural disaster occur or power outage or power shortage, our ability to conduct our business could be severely restricted, and our business and assets, including the results of our research, development and manufacturing efforts, could be harmed or destroyed.

We may face risks related to health epidemics that could impact our results of operations

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. Although we do not currently expect the coronavirus outbreak to impact our research and development plans, product sales or operating results, it is possible.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially harm our business.

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

As of February 28, 2020, we owned or exclusively in-licensed over 40 unexpired issued U.S. patents and over 185 unexpired issued foreign patents (which include granted European patent rights that have been validated in various EU member states). In addition, we have over 40 pending U.S. patent applications and over 145 foreign applications pending in Europe, Australia, Japan, Canada and other countries.

The patent status of our most advanced drug candidates is as follows:

Our Epigenetic Regulator Program includes eight in-licensed patent families and three patent families solely owned by us. Three patent families each include at least one granted patent providing protection until at least 2026, 2032, and 2034, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2033, 2035, 2037, 2037, 2037, 2040, 2040, and 2041, respectively, plus any eligible patent term adjustments and extensions. Of the eleven patent families covering DUR-928 and/or other molecules in the Epigenetic Regulator Program, two were only filed in the United States, and the other nine have been filed or likely will be filed both in the U.S. and internationally. Since DUR-928 is an endogenous, orally bioavailable, small molecule, patent claims directed to DUR-928 composition of matter may be more difficult to maintain or enforce in the United States under Myriad Genetics and other recent court decisions. One of the U.S. patents issued before Myriad Genetics, and five of the DUR-928 U.S. patents issued after Myriad Genetics. The granted claims in the U.S. include both composition of matter and method of treatment claims. There can be no assurance that the pending patent applications will be granted. Further, there can be no assurance that VCU will not attempt to terminate their license to us, which termination could result in the loss of our rights to these patent families.

In the United States, POSIMIR is covered by three patent families. One patent family includes granted patents expiring in at least 2025. The other two patent families include pending patent applications, which if granted, could result in a patent expiring in 2026 and 2041, respectively, plus any eligible patent term adjustments and extensions. In Europe, POSIMIR is covered by four granted patents with two expiring in 2025 and two expiring in 2026, plus any eligible patent term extensions.  The family providing protection until at least 2041 will likely be filed in Europe.

In the United States, our ORADUR-Methylphenidate ER patent portfolio includes five patent families. Two patent families include granted patents providing protection until at least 2023 and 2029, respectively. The other patent families include pending patent applications, which if granted, could result in patents expiring in 2026, 2028, and 2037, respectively, plus any eligible patent term adjustments and extensions. There can be no assurance that the pending patent applications will be granted.

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

POSIMIR, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, implantable and external infusion pumps which can be used for infusion of opioids and local anesthetics. Products of these types are marketed by Pacira, Purdue Pharma, AbbVie, Janssen, Actavis, Medtronic, Endo, AstraZeneca, Pernix Therapeutics, Tricumed, Halyard Health, Cumberland Pharmaceuticals, Acorda Therapeutics, Mallinckrodt, Inspirion Delivery Technologies, Mylan, Shire, Johnson & Johnson, Eli Lilly, Pfizer, Novartis, Zyla Life Sciences, Teva Pharmaceuticals, Collegium Pharmaceutical and others. Additional competition for POSIMIR may come from Heron Therapeutics if their product, HTX-011, is approved. PERSERIS competes with currently marketed or approved products by Johnson & Johnson, Eli Lilly, Otsuka, Alkermes, Merck, Allergan, Novartis, and others.  Our ORADUR-ADHD product candidates, if approved, will compete with currently marketed or approved products by Shire, Johnson & Johnson, UCB, Novartis, Noven, Eli Lilly, Pfizer and others.

Numerous companies are applying significant resources and expertise to the problems of drug delivery and several of these are focusing or may focus on delivery of drugs to the intended site of action, including Pacira, Heron Therapeutics, Alkermes, Immune Pharmaceuticals, Innocoll, Nektar, Kimberly-Clark, Acorda Therapeutics, Flamel, Alexza, Mallinckrodt, Hospira, Pfizer, Cumberland Pharmaceuticals, Zyla Life Sciences, Acura, Elite Pharmaceuticals, Phosphagenics, Intellipharmaceutics, Collegium Pharmaceutical, Charleston Laboratories, Daiichi Sankyo and others. Some of these competitors may be addressing the same therapeutic areas or indications as we are. Our current and potential competitors may succeed in obtaining patent protection or commercializing products before us. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

Competition for our ALZET product line primarily consists of customers choosing to utilize delivery methods for their research projects other than an osmotic pump.  Competition for our LACTEL product line comes from companies including Evonik, Corbion, FUJIFILM Wako Pure Chemical Corporation, PCAS and others.  Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. We may also face competition for our ALZET and LACTEL product lines from other companies including low cost foreign competitors.

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our product candidates even if commercialized. Post-operative pain is currently being treated by oral medication, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices which will be competitive with our product candidates. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success

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

Investors may experience substantial dilution of their investment

In order to raise capital and for other purposes, we may in the future offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which investors in our common stock bought their shares. In August 2018, we filed a shelf registration statement on Form S-3 with the SEC that allows us to offer up to $175 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. In 2019, we raised net proceeds (net of commissions) of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the October 2018 registration statement.  On June 20, 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to DURECT of approximately $15.1 million. This transaction closed on June 24, 2019. Total stock issuance costs related to this financing were approximately $124,000. Any additional sales in the public market of our common stock, under our Controlled Equity Offering program with Cantor Fitzgerald, in other offerings under the shelf registration statement or otherwise, could adversely affect prevailing market prices for our common stock. In addition, as of December 31, 2019, 29,803,766 shares of our common stock were issuable upon exercise of stock options outstanding under our stock option plans at a weighted average exercise price of $1.41 per share and 7,936,039 additional shares of common stock reserved for potential future issuance under our stock option plan, and an aggregate of 249,276 shares of common stock reserved for potential future issuance under our 2000 Employee Stock Purchase Plan. Investors will incur dilution from the sale of any additional shares or upon the issuance of any shares pursuant to such plans, or upon exercise of any outstanding options.

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq

In several instances in the past, including as recently as December 2018, we received written notification from Nasdaq informing us that because the closing bid price of our common stock was below $1.00 for 30 consecutive trading days, our shares no longer complied with the minimum closing bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rules . Each time, we were given a period of 180 days from the date of the notification to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock listed on Nasdaq be at least $1.00 for at least 10 consecutive trading days.

While we have regained compliance within the applicable time periods in the past, if our shares again no longer comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and we do not regain compliance within the applicable 180-day time period, Nasdaq will notify us that our securities will be subject to delisting. The Company may appeal Nasdaq’s determination to delist its securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

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

•	announcements of technological innovations, patents, product approvals or new products by our competitors;
•	failure of third-party collaborators to continue development of the respective product candidates they are developing;
•	regulatory, judicial and patent developments in the United States and foreign countries;
•	any lawsuit or arbitration involving us or our product candidates including intellectual property infringement or product liability suits;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning our strategic alliances or acquisitions or termination of such alliances;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	negative press coverage or online misinformation about the Company or its partners or their respective products or personnel;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by our executive officers or directors or sales of substantial amounts of common stock by us or others;
•	potential failure to meet continuing listing standards from The Nasdaq Capital Market;
•	loss or disruption of facilities due to natural disasters;
•	acceleration of our debt obligations due to a determination by our lender that a material adverse change has occurred;

•	changes in accounting principles; or
•	loss of any of our key scientific or management personnel.

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “DRRX”.

As of February 28, 2020, there were approximately 105 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data for our stock with the cumulative return of (i) The NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Biotechnology Index since December 31, 2014. The graph assumes that $100 was invested on December 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*	$100 Invested on 12/31/14 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

DURECT CORPORATION

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/2019
DURECT CORPORATION	100.00	279.75	169.62	116.46	60.76	481.01
NASDAQ STOCK MARKET (U.S.)	100.00	105.73	113.66	145.76	140.10	189.45
NASDAQ BIOTECHNOLOGY	100.00	111.42	87.26	105.64	95.79	119.17

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, which are included in this Form 10-K. The statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data at December 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data at December 31, 2017, 2016 and 2015 are derived from our audited statements not included in this Form 10-K. Historical operating results are not necessarily indicative of results in the future. See Note 1 of notes to financial statements for an explanation of the determination of the shares used in computing net loss per share.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Collaborative research and development and other revenue (1)	$18,129	$8,207	$23,577	$1,880	$7,832
Product revenue, net	11,435	10,357	13,093	12,145	11,292
Revenue from sale of intellectual property rights	—	—	12,500	—	—
Total revenue	29,564	18,564	49,170	14,025	19,124
Operating expenses:
Cost of revenue	4,143	4,263	6,633	5,290	3,905
Research and development	30,209	25,501	31,609	29,274	24,317
Selling, general and administrative	14,363	12,419	13,165	11,825	11,566
Total operating expenses	48,715	42,183	51,407	46,389	39,788
Loss from operations	(19,151)	(23,619)	(2,237)	(32,364)	(20,664)
Other income (expense):
Interest and other income	1,074	870	967	143	237
Interest expense	(2,501)	(2,573)	(2,425)	(2,288)	(2,236)
Net other expense	(1,427)	(1,703)	(1,458)	(2,145)	(1,999)
Net loss	$(20,578)	$(25,322)	$(3,695)	$(34,509)	$(22,663)
Basic net loss per share	$(0.12)	$(0.16)	$(0.03)	$(0.26)	$(0.19)
Diluted net loss per share	$(0.12)	$(0.16)	$(0.03)	$(0.26)	$(0.19)
Shares used in computing basic net loss per share	178,042	159,834	145,273	133,163	118,523
Shares used in computing diluted net loss per share	178,042	159,834	145,273	133,163	118,523

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$64,824	$34,465	$36,909	$25,154	$29,290
Working capital	35,061	34,078	29,530	3,676	30,874
Total assets	86,020	49,999	53,113	40,508	46,772
Term loan, net	20,262	20,533	20,859	20,137	20,511
Other long-term liabilities	801	992	1,126	1,541	1,664
Stockholders’ equity	22,860	20,000	21,488	8,338	14,883

(1)

The 2017 figure includes the recognition of $20.0 million in revenue associated with a nonrefundable upfront payment that we received in June 2017 under our license agreement with Sandoz. The 2018 figure includes the recognition of $5.0 million in revenue associated with a nonrefundable milestone payment that we received in August 2018 under our agreement with Indivior. The 2019 figure includes the recognition of $12.3 million in revenue associated with a nonrefundable $25.0 million upfront payment and $10.0 million milestone payment that we received in July and October 2019, respectively under our license agreement with Gilead.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019, 2018, 2017 and 2016 should be read in conjunction with our Financial Statements, including the Notes thereto, and “Risk Factors” section included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect” and similar expressions are forward-looking statements. Such forward-looking statements contained herein are based on current expectations.

Forward-looking statements made in this report include, for example, statements about:

•	the clinical trial plans for DUR-928;
•	potential uses and benefits of DUR-928 to treat alcoholic hepatitis, NASH or other conditions, including acute kidney injury, and nonalcoholic fatty liver disease;
•	potential regulatory filings for or approval of DUR-928, POSIMIR, or any of our or any third parties’ other product candidates;
•	the potential earn-out payments we may receive from Indivior related to the commercialization of PERSERIS and milestone and royalty payments we may receive from Gilead, Santen or Orient Pharma;
•	the progress of our third-party collaborations, including estimated milestones;
•	our intention to seek, and ability to enter into and maintain strategic alliances and collaborations;
•	the potential benefits and uses of our products and technologies, including POSIMIR and our SABER and ORADUR technologies;
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

Overview

We are a biopharmaceutical company with research and development programs broadly falling into two categories: (i) new chemical entities derived from our Epigenetic Regulator Program, in which we attempt to discover and develop molecules which have not previously been approved and marketed as therapeutics, and (ii) proprietary pharmaceutical programs, in which we apply our formulation expertise and technologies largely to active pharmaceutical ingredients whose safety and efficacy have previously been established but which we aim to improve in some manner through a new formulation. We also manufacture and sell osmotic pumps used in laboratory research, design, develop and manufacture a wide range of standard and custom biodegradable polymers and excipients for pharmaceutical and medical device clients for use as raw materials in their products. In addition, we conduct research and development of pharmaceutical products in collaboration with third party pharmaceutical and biotechnology companies.

Our product pipeline currently consists of multiple investigational drug candidates in development.  DUR‑928, a new chemical entity in Phase 1 and 2 development for different indications, is the lead candidate in DURECT’s Epigenetic Regulator Program. An endogenous, orally bioavailable, small molecule, DUR-928 has been shown in preclinical studies to play an important regulatory role in lipid homeostasis, inflammation, and cell survival.  Human applications may include acute organ injury such as alcoholic hepatitis (AH) and acute kidney injury (AKI), chronic metabolic diseases such as nonalcoholic steatohepatitis (NASH), nonalcoholic fatty liver disease (NAFLD) and other liver diseases.  DURECT’s proprietary oral and injectable delivery technologies are designed to enable new indications and enhanced attributes for small-molecule and biologic drugs.  Important development programs in this category include POSIMIR® (bupivacaine extended-release solution), an investigational analgesic product intended to deliver bupivacaine to provide up to three days of pain relief after surgery and an investigational long-acting injectable HIV product being developed in collaboration with Gilead.

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

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues consist of three broad categories: (a) the recognition of upfront license payments over the period of our continuing involvement with the third party, (b) the reimbursement of qualified research expenses by third parties and (c) milestone payments in connection with our collaborative agreements. During the last three years, we generated collaborative research and development revenues from collaborative agreements with Gilead, Sandoz, Zogenix, Santen and others.

Product Revenues

We also currently generate product revenue from the sale of three product lines:

•	ALZET® osmotic pumps which are used for animal research;
•	LACTEL® biodegradable polymers which are used by our customers as raw materials in their pharmaceutical and medical products; and
•	certain key excipients that are included in Methydur Sustained Release Capsules and one excipient that is included in a currently marketed animal health product.

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

Operating Results

Since our inception in 1998, we have generally had a history of operating losses. At December 31, 2019, we had an accumulated deficit of $489.2 million. Our net losses were $20.6 million, $25.3 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. These losses have resulted primarily from costs incurred to research and develop our product candidates and to a lesser extent, from selling, general and administrative costs associated with our operations and product sales. We expect our research and development expenses to increase in 2020 compared to 2019 as we experience higher research and development expenses related to DUR-928. We expect our selling, general and administrative expenses to decrease in 2020 compared to 2019 as a result of expected decreases in legal expenses and stock-based compensation expenses. We do not anticipate meaningful revenues from our products in development, should they be approved, for at least the next twelve months. Therefore, we expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

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

Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening accumulated deficit at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. We recorded a net decrease to opening accumulated deficit of $470,000 with an offset entry to a contra liability account as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact relating to our deferred collaborative research and development revenues. There was no impact to reported total assets, revenues and operating expenses for the twelve months ended December 31, 2018 as a result of applying ASC 606.

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

Collaborative Research and Development Revenues

We enter into license agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; reimbursement of development costs incurred by us under approved work plans; development, regulatory and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; sales-based milestones and royalties on net sales of licensed products.  Each of these payments results in collaborative research and development revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differ from those estimates. We used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that are expected to vest. Upon the adoption of ASU 2016-09, we account for forfeitures as they occur and record stock-based compensation expense only for those awards that vest. We amortize the fair value of options granted on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Comparison of years ended December 31, 2019, 2018 and 2017

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

	Year ended December 31,
	2019	2018	2017
Collaborator/Counterparty
Gilead (1)	$17,133	$2,542	$1,687
Sandoz AG (Sandoz) (2)	—	—	20,000
Other (3)	996	5,665	1,890
Total collaborative research and development and other revenue	$18,129	$8,207	$23,577

(1)

We signed a license agreement with Gilead on July 19, 2019 and received an upfront license fee and a milestone payment totaling $35.0 million in 2019. Amounts include partial recognition ($12.3 million) of the upfront license fee and milestone payment in 2019, compared to zero for the corresponding periods in 2018 and 2017.

(2)

Amounts related to recognition of upfront fees were zero in 2019 and 2018, and $20.0 million in 2017; the Company and Sandoz signed a license agreement effective June 2017. As of December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as the Company’s contractual performance obligations had been fulfilled. In January 2019, the license agreement was terminated.

(3)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales as well as a $5.0 million milestone payment earned from Indivior in 2018; (b) feasibility program(s); (c) research and development activities funded by Santen. Note that in January 2018, we were notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen; and (d) research and development activities funded by Zogenix. Note that we and Zogenix signed a license agreement effective July 2011. In August 2017, we and Zogenix terminated the license agreement.

The increase in collaborative research and development revenues in 2019 compared with 2018 was primarily due to higher revenue recognized from our agreement with Gilead, partially offset by lower revenue recognized from our agreements with Indivior, Santen and feasibility agreements with other companies.

The decrease in collaborative research and development revenues in 2018 compared with 2017 was primarily due to lower revenue recognized from our agreements with Sandoz, partially offset by higher revenue recognized from feasibility agreements with other companies. In addition, we earned a $5.0 million milestone payment from Indivior upon NDA approval of PERSERIS in the third quarter of 2018.

We received a $25.0 million upfront fee in connection with the license agreement signed with Gilead in July 2019. In October 2019, we also received a $10 million milestone payment from Gilead for further development of the product candidate. At December 31, 2019, $12.3 million of the $35.0 million upfront fee and milestone payment had been recognized as revenue based on the contractual performance obligations performed in 2019.

We received a $20.0 million upfront fee in connection with a license agreement signed with Sandoz in June 2017. At December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as our contractual performance obligations had been fulfilled.  In January 2019, the license agreement with Sandoz was terminated.

We received a $2.0 million upfront fee in connection with the license agreement signed with Santen in December 2014. The $2.0 million upfront fee was being recognized as collaborative research and development revenue over the term of our continuing involvement with Santen. At December 31, 2019, $1.2 million of the $2.0 million upfront fee had been recognized as revenue.

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

As of February 28, 2020, we had potential milestones of up to $221.0 million that we may receive in the future under our collaborative arrangements, of which $88.0 million are development-based milestones and $133.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $33.0 million are related to late stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings, and $50.0 million are related to regulatory approvals. No payments were received between December 31, 2019 and February 28, 2020.

Product revenues

A portion of our revenues is derived from product sales, which include our ALZET mini pump product line, our LACTEL biodegradable polymer product line and certain excipients that are included in Methydur and in a currently marketed animal health product. Net product revenues were $11.4 million, $10.4 million, and $13.1 million in 2019, 2018 and 2017, respectively.

The increase in product revenues in 2019 was primarily attributable to higher revenue from our LACTEL product line as a result of higher units sold, partially offset by slightly lower revenue from our ALZET mini pump product line as a result of lower units sold compared to 2018.

The decrease in product revenues in 2018 was primarily attributable to lower revenue from our LACTEL product line as a result of lower units sold, partially offset by slightly higher revenue from our ALZET mini pump product line as a result of higher units sold compared to 2017.

Revenue from sale of intellectual property rights

Revenue from the sale of intellectual property rights was zero in 2019 and 2018, and $12.5 million in 2017. We entered into a patent purchase agreement with Indivior and received a non-refundable payment of $12.5 million in September 2017. We recognized the $12.5 million as revenue from sale of intellectual property rights in 2017 as we did not have any substantive continuing obligations under the purchase agreement.

Cost of product revenues

Cost of product revenues was $4.1 million, $4.3 million and $6.6 million in 2019, 2018 and 2017, respectively. Cost of product revenues includes the cost of product revenue from our ALZET product line, our LACTEL product line and certain excipients that are included in several products in development, Methydur Sustained Release Capsules and a currently marketed animal health product.

Excluding a one-time settlement credit of $500,000 related to certain excipients that are included in Methydur Sustained Release Capsules and in a currently marketed animal health product, cost of product revenue in 2019 increased primarily due to higher units sold related to our LACTEL product line and higher manufacturing costs for our ALZET product line compared to the corresponding period in 2018.

The decrease in the cost of product revenue in 2018 was primarily the result of charges of approximately $2.0 million in 2017 associated with write-down of an excipient in light of PERSIST, the Phase 3 clinical trial of POSIMIR, not meeting its primary efficacy endpoint. Excluding the charges associated with the write-down of the excipient included in 2017, the decrease in the cost of product revenue in 2018 was primarily the result of lower cost of goods sold related to our LACTEL product line arising from lower units sold, partially offset by higher cost of goods sold related to our ALZET product line arising from higher units sold compared to 2017.

Stock-based compensation expense related to cost of product revenues was $85,000, $94,000, and $109,000 in 2019, 2018, and 2017, respectively.

As of December 31, 2019, 2018, and 2017, we had 21 manufacturing employees at each date.

Research and development.    Research and development expenses are primarily comprised of salaries, benefits, stock-based compensation and other compensation cost associated with research and development personnel, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses were $30.2 million, $25.5 million, and $31.6 million in 2019, 2018, and 2017, respectively. Stock-based compensation expense recognized related to research and development personnel was $755,000, $1.5 million and $1.4 million in 2019, 2018 and 2017, respectively. We expect our research and development expenses to increase in 2020 compared to 2019 as we experience higher research and development expenses related to DUR-928.

Research and development expenses increased by $4.7 million in 2019 compared to 2018. The increase in 2019 was primarily attributable to higher research and development costs associated with DUR-928 and the Gilead program, partially offset by lower research and development costs associated with POSIMIR, depot injectable and other research programs compared to 2017, as more fully discussed below.

Research and development expenses decreased by $6.1 million in 2018 compared to 2017. The decrease in 2018 was primarily attributable to lower research and development costs associated with POSIMIR, depot injectable and other research programs, partially offset by higher research and development costs associated with DUR-928, and Gilead program compared to 2017, as more fully discussed below.

Research and development expenses associated with our major development programs are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
DUR-928	$20,474	$15,106	$13,279
POSIMIR	4,697	6,757	15,075
Gilead program (1)	3,918	2,283	1,265
Depot injectable programs	611	711	1,172
Other	509	644	818
Total research and development expenses	$30,209	$25,501	$31,609

(1)	See Note 2 Strategic Agreements in the financial statements for more details about our agreements with Gilead.

DUR-928

Our research and development expenses for DUR-928 increased to $20.5 million in 2019 from $15.1 million in 2018, primarily due to higher clinical trial expenses incurred.

Our research and development expenses for DUR-928 increased to $15.1 million in 2018 from $13.3 million in 2017, primarily due to higher contract manufacturing expenses and higher clinical trial and non-clinical study expenses incurred.

POSIMIR

Our research and development expenses for POSIMIR decreased to $4.7 million in 2019 from $6.8 million in 2018, primarily due to lower outside expenses as well as lower employee-related expenses for POSIMIR.

Our research and development expenses for POSIMIR decreased to $6.8 million in 2018 from $15.1 million in 2017, primarily due to lower clinical trial expenses, lower contract manufacturing expenses and lower employee-related expenses.

Gilead Program

Our research and development expenses for the Gilead program increased to $3.9 million in 2019 from $2.3 million in 2018, primarily due to higher employee-related costs and outside costs for the program.

Our research and development expenses for the Gilead program increased to $2.3 million in 2018 from $1.3 million in 2017, primarily due higher employee-related costs and outside costs for the program.

Depot injectable programs

Our research and development expenses for depot injectable programs decreased to $611,000 in 2019 from $711,000 in 2018 primarily due to lower employee-related costs and lower research supplies expenses for these programs.

Our research and development expenses for depot injectable programs decreased to $711,000 in 2018 from $1.2 million in 2017 primarily due to lower employee-related costs and lower research supplies expenses for these programs.

Other DURECT research programs

Our research and development expenses for all other research activities decreased to $509,000 in 2019 from $644,000 in 2018, primarily due to lower employee-related costs incurred for these programs.

Our research and development expenses for all other research activities decreased to $644,000 in 2018 from $818,000 in 2017, primarily due to lower employee-related costs incurred for these programs.

As of December 31, 2019, 2018, and 2017, we had 45, 47, and 49 research and development employees, respectively.

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

Selling, general and administrative.    Selling, general and administrative expenses are primarily comprised of salaries, benefits and stock-based compensation associated with finance, legal, business development, sales and marketing (including sales and marketing expenses for our ALZET and LACTEL product lines) and other administrative personnel, overhead and facility costs, and other general and administrative costs. Selling, general and administrative expenses were $14.4 million, $12.4 million, and $13.2 million in 2019, 2018, and 2017, respectively. Stock-based compensation expense recognized related to selling, general and administrative personnel was $1.3 million, $1.4 million, and $1.1 million in 2019, 2018 and 2017, respectively. We expect our selling, general and administrative expenses to decrease in 2020 compared to 2019 as a result of expected decreases in legal expenses and stock-based compensation expenses.

Selling, general and administrative expenses increased by approximately $1.9 million in 2019 compared to 2018, primarily due to higher legal and patent expenses in 2019 compared with 2018. Selling, general and administrative expenses decreased by approximately $746,000 in 2018 compared to 2017, primarily due to an advisory fee related to the execution of a license agreement which occurred in 2017.

As of December 31, 2019, 2018, and 2017, we had 22, 22, and 24 selling, general and administrative personnel, respectively.

Other income (expense).    Interest and other income was $1.1 million, $870,000, and $967,000 in 2019, 2018, and 2017, respectively. The increase in interest and other income in 2019 compared to 2018 was primarily the result of higher interest income generated as a result of higher average investment balances in 2019 compared with 2018. The decrease in interest and other income in 2018 compared to 2017 was primarily the result of a gain of $500,000 from selling certain intellectual property rights in 2017 which was not part of our ordinary course of business, partially offset by higher interest income generated from our investments as a result of higher yields and higher average investment balances in 2018 compared with 2017.

Interest expense was $2.5 million, $2.6 million, and $2.4 million in 2019, 2018, and 2017, respectively. The decrease in interest expense in 2019 compared to 2018 was primarily due to lower interest rates associated with the term loan in 2019 compared to 2018. The increase in interest expense in 2018 compared to 2017 was primarily due to higher interest rates associated with the term loan in 2018 compared to 2017.

Income taxes.  As of December 31, 2019, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $358.6 million, of which $320.4 million will expire in the years 2020 through 2037, and $38.2 million will not expire.  As of December 31, 2019, we had federal research and development tax credits of approximately $14.5 million, which expire at various dates beginning in 2020 through 2039, if not utilized. As of December 31, 2019, we had NOL carryforwards for state income tax purposes of approximately $219.2 million, which expire in the years 2020 through 2039, and state research and development tax credits of approximately $15.8 million, which do not expire. Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2019 and 2018, we had net deferred tax assets of $117.2 million and $112.7 million, respectively. Deferred tax assets reflect the net tax effects of net operating loss and credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Because realization of such tax benefits is uncertain, we provided a 100% valuation allowance as of December 31, 2019 and 2018. Utilization of the NOL and R&D credits carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change is defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We issued $60.0 million of convertible notes in 2003 and subsequently all of these notes had been converted as of December 31, 2008 into approximately 19.0 million shares of our common stock. We also issued approximately 4.4 million shares of our common stock to an institutional investor in connection with an equity financing in September 2009. In December 2012, November 2013, April 2016 and June 2019, we completed underwritten public offerings in which we sold an aggregate of approximately 14.0 million, 8.2 million and 13.8 million shares and 29.0 million shares, respectively, of our common stock pursuant to effective registration statements. In 2016, 2017, 2018 and 2019, we issued approximately 5.2 million, 8.9 million, 9.6 million shares and 2.3 million shares, respectively, of our common stock in the open market through Controlled Equity Offering sales agreements with Cantor Fitzgerald pursuant to effective registration statements. These transactions may also have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon the subsequent disposition of the shares.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and the fact that there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our NOL or R&D credits carryforwards before utilization. Tax years 1998 to 2019 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Liquidity and Capital Resources

We had cash, cash equivalents, and investments totaling $64.8 million and $34.5 million at December 31, 2019 and 2018, respectively. This includes $150,000 of interest-bearing marketable securities classified as restricted investments on our balance sheet as of December 31, 2019 and 2018, which primarily serve as collateral for a letter of credit securing a leased facility in California. The letter of credit for our leased facility in California will expire in February 2024.

We generated $11.1 million of cash in operating activities in the year ended December 31, 2019, and used $19.8 million and $1.3 million of cash in operating activities in the years ended December 31, 2018 and 2017, respectively. The cash provided by or used for operations was primarily to fund operations as well as working capital requirements. Our cash used in operating activities differs from our net loss in part due to the timing and recognition of up-front payments under collaborative agreements. Depending on the nature of the upfront payments received upon execution of collaborative agreements, which can either be recognized as revenue upfront in full or primarily recorded as deferred revenue and generally recognized over the period using a basis that best reflects the satisfaction of our performance obligations with the third-party collaborator pursuant to the applicable agreement.  The generation of cash from operating activities in 2019 was primarily due to the receipt of $35.0 million in payments from Gilead, partially offset by the changes in accounts receivable, inventories, prepaid expenses and other assets, and accrued and other liabilities. The increase in cash used in operating activities in 2018 compared to 2017 was primarily due to decreased payments received from collaboration partners and customers as we received the $20.0 million upfront fee from Sandoz in 2017, partially offset by changes in accounts receivable, prepaid expenses and other assets, and accrued and other liabilities in 2018.

We used $27.3 million of cash in investing activities in the year ended December 31, 2019, and generated 4.5 million and $12.7 million of cash from investing activities in the years ended December 31, 2018 and 2017, respectively. The decrease in cash received from investing activities in 2019 was primarily due to a decrease in proceeds from maturities of available-for-sale securities in 2019 compared to 2018. The decrease in cash received from investing activities in 2018 was primarily due to a decrease in proceeds from maturities of available-for-sale securities in 2018 compared to 2017. We anticipate incurring capital expenditures of approximately $150,000 over the next 12 months. The amount and timing of these capital expenditures will depend on, among other things, our research and development activities and needs, and the need for equipment replacements.

We generated $19.5 million, $17.5 million and $12.6 million of cash from financing activities in the years ended December 31, 2019, 2018 and 2017, respectively. The increase in cash received from financing activities in 2019 was primarily due to higher net proceeds received from issuances of common stock in 2019 compared to 2018. In June 2019, we entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total net proceeds to us of approximately $15.0 million. In 2019, we also raised net proceeds (net of commission) of approximately $3.5 million from the sale of 2.3 million shares of common stock at a weighted average price of $1.55 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald.  The increase in cash received from financing activities in 2018 was primarily due to higher net proceeds received from issuances of common stock in 2018 compared to 2017. In 2018, we raised net proceeds (net of commission) of approximately $16.8 million from the sale of 9.6 million shares of common stock at a weighted average price of $1.80 per share in the open market through our Controlled Equity Offering sales agreement with Cantor Fitzgerald.  In 2017, we raised net proceeds (net of commissions) of approximately $12.0 million from the sale of approximately 8.9 million shares of our common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share.

In November 2015, we entered into the 2015 Sales Agreement with Cantor Fitzgerald, acting as agent. As of December 31, 2018, approximately 24.6 million registered shares of common stock were sold through the 2015 Sales Agreement for total net proceeds (net of commissions) of approximately $38.3 million.  In August 2018, we filed a shelf registration statement on Form S-3 with the SEC, which upon being declared effective in October 2018 and allowed us to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which we may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent. Any additional sales in the public market of our common stock, under the Controlled Equity Offering program with Cantor Fitzgerald or otherwise under the October 2018 shelf registration statement, could adversely affect prevailing market prices for our common stock. In 2019, we raised net proceeds (net of commissions) of approximately $3.5 million from the sale of 2.3 million shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the October 2018 registration statement. As of February 28, 2020, we had up to approximately $71.4 million of common stock available for sale under the Controlled Equity Offering program and approximately $84.9 million of common stock available for sale under our shelf registration statement.

In July 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford Finance), pursuant to which Oxford Finance provided a $20.0 million secured single-draw term loan to us with an initial maturity date of August 1, 2020. The term loan was fully drawn at close and the proceeds may be used for working capital and general business requirements. The term loan repayment schedule provided initially for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on March 1, 2018 and continuing through the maturity date of August 1, 2020. Following three amendments, we make interest only payments under the amended Loan Agreement until December 1, 2021 and the final maturity date of the loan is May 1, 2024.  The Loan Agreement provides for a floating interest rate (7.95% initially and 9.07% as of December 31, 2019) based on an index rate plus a spread and an additional payment equal to 10% of the principal amount of the term loan, which is due when the term loan becomes due or upon the prepayment of the facility. If we elect to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment.   Our debt repayment obligations under the Loan Agreement, as amended, may prove a burden to the Company as they become due, particularly following the expiration of the interest-only period.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the 2016 Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the 2016 Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As a result, that portion of the term loan that was due more than 12 months after December 31, 2017 was classified within non-current liabilities.

Cash used in our operating activities is heavily influenced by the timing and structure of new corporate collaborations. While one feature of our business strategy is seeking new corporate collaborations, assuming no new collaborations and no milestone payments, we anticipate that cash used in operating activities will increase in the near term as we received non-refundable upfront and milestone payments of $35.0 million from Gilead in 2019.

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

There can be no assurance that we will enter into additional collaborative agreements or maintain existing collaborative agreements in the near term, will earn milestone revenues or that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders (assuming convertible debt securities were converted into shares).

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

In 2019, there were no significant changes in our commercial commitments and contractual obligations.  In aggregate, we are required to make future payments pursuant to our existing contractual obligations as follows (in thousands):

Contractual Obligations	2020	2021	2022	2023	2024	Total
Term loan (1)	$1,848	$3,172	$9,381	$8,644	$4,718	$27,763
Operating lease obligations	2,200	2,126	1,991	1,970	275	8,562
Total contractual cash obligations	$4,048	$5,298	$11,372	$10,614	$4,993	$36,325

(1)	Includes principal, interest payments and final payments and assumes no acceleration of obligations.

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

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, certificates of deposit, commercial paper, corporate debt, and U.S. government agencies. The diversity of our portfolio helps us to achieve our investment objectives. As of December 31, 2019, all of our investment portfolio was composed of investments with original maturities of one year or less and approximately 52.0% of our investment portfolio matures less than 90 days from the date of purchase.

The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of December 31, 2019 by year of maturity (dollars in thousands):

2020
Cash equivalents:
Fixed rate	$524
Average fixed rate	1.53%
Variable rate	$31,837
Average variable rate	1.97%
Short-term investments:
Fixed rate	$29,750
Average fixed rate	1.97%
Restricted investments:
Fixed rate	$150
Average fixed rate	1.39%
Total investment securities	$62,261
Average rate	1.93%

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

As of December 31, 2019, the fair value of our term loan was estimated to be $20.3 million. The term loan repayment schedule provides for interest only payments until December 1, 2021, followed by consecutive monthly payments of principal and interest in arrears continuing through the maturity date of the term loan of May 1, 2024. The term loan also provides for a floating interest rate (9.07% as of December 31, 2019) based on an index rate plus a spread and an additional payment equal to 9.25% of the principal amount of the term loan, which has been accrued over the life of the term loan and is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The obligation under the term loan is subject to interest rate risk because the interest rates under the obligation may exceed current interest rates.

Item 8.	Financial Statements and Supplementary Data.

DURECT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DURECT Corporation (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and the related amendments.

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

Redwood City, California

March 5, 2020

DURECT CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2019	2018
A S S E T S
Current assets:
Cash and cash equivalents	$34,924	$31,644
Short-term investments	29,750	2,671
Accounts receivable (net of allowances of $34 at December 31, 2019 and $102 at December 31, 2018)	2,313	1,757
Inventories, net	3,383	3,421
Prepaid expenses and other current assets	1,459	2,247
Total current assets	71,829	41,740
Property and equipment, net	469	605
Operating lease right-of-use assets	6,066	—
Goodwill	6,399	6,399
Long-term restricted investments	150	150
Other long-term assets	1,107	1,105
Total assets	$86,020	$49,999
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$2,109	$1,589
Accrued liabilities	6,284	4,668
Contract research liabilities	3,653	1,405
Deferred revenue, current portion	22,679	—
Operating lease liabilities, current portion	2,043	—
Total current liabilities	36,768	7,662
Deferred revenue, non-current portion	812	812
Operating lease liabilities, non-current portion	4,517	—
Term loan, non-current portion, net	20,262	20,533
Other long-term liabilities	801	992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value: 350,000 shares authorized; 195,257 and 162,060 shares issued and outstanding at December 31, 2019 and 2018, respectively	19	16
Additional paid-in capital	512,046	488,608
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(489,202)	(468,624)
Stockholders’ equity	22,860	20,000
Total liabilities and stockholders’ equity	$86,020	$49,999

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Collaborative research and development and other revenue	$18,129	$8,207	$23,577
Product revenue, net	11,435	10,357	13,093
Revenue from sale of intellectual property rights	—	—	12,500
Total revenues	29,564	18,564	49,170
Operating expenses:
Cost of product revenues	4,143	4,263	6,633
Research and development	30,209	25,501	31,609
Selling, general and administrative	14,363	12,419	13,165
Total operating expenses	48,715	42,183	51,407
Loss from operations	(19,151)	(23,619)	(2,237)
Other income (expense):
Interest and other income	1,074	870	967
Interest expense	(2,501)	(2,573)	(2,425)
Net other expense	(1,427)	(1,703)	(1,458)
Net loss	(20,578)	(25,322)	(3,695)
Net change in unrealized gain on available-for-sale securities, net of tax	(3)	1	2
Total comprehensive loss	$(20,581)	$(25,321)	$(3,693)
Net loss per share
Basic	$(0.12)	$(0.16)	$(0.03)
Diluted	$(0.12)	$(0.16)	$(0.03)
Weighted-average shares used in computing net loss per share
Basic	178,042	159,834	145,273
Diluted	178,042	159,834	145,273

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at December 31, 2016	141,297	$14	$448,404	$(3)	$(440,077)	$8,338
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	667	—	649	—	—	649
Issuance of common stock upon equity financings, net of issuance costs of $374	8,873	1	11,988	—	—	11,989
Issuance of fully vested options to settle accrued liabilities	—	—	1,600	—	—	1,600
Stock-based compensation expense from stock options and ESPP shares	—	—	2,605	—	—	2,605
Net loss	—	—	—	—	(3,695)	(3,695)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	2	—	2
Balance at December 31, 2017	150,837	$15	$465,246	$(1)	$(443,772)	$21,488
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,594	—	1,725	—	—	1,725
Issuance of common stock upon equity financings, net of issuance costs of $566	9,629	1	16,779	—	—	16,780
Issuance of fully vested options to settle accrued liabilities	—	—	1,860	—	—	1,860
Stock-based compensation expense from stock options and ESPP shares	—	—	2,998	—	—	2,998
Net loss	—	—	—	—	(25,322)	(25,322)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	1	—	1
Adjustment due to changes in accounting policies					470	470
Balance at December 31, 2018	162,060	$16	$488,608	$—	$(468,624)	$20,000
Issuance of common stock upon exercise of stock options and purchases of ESPP shares	1,847	—	1,979	—	—	1,979
Issuance of common stock upon equity financings, net of issuance costs of $356	31,350	3	18,357	—	—	18,360
Issuance of fully vested options to settle accrued liabilities	—	—	994	—	—	994
Stock-based compensation expense from stock options and ESPP shares	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	(20,578)	(20,578)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Balance at December 31, 2019	195,257	$19	$512,046	$(3)	$(489,202)	$22,860

The accompanying notes are an integral part of these financial statements.

DURECT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(20,578)	$(25,322)	$(3,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Sale of intellectual property rights for non-operating purposes	—	—	(500)
Depreciation and amortization	291	254	437
Stock-based compensation	2,108	2,998	2,605
Inventory write-down	255	291	2,259
Amortization of debt issuance cost	369	149	62
Net accretion/amortization on investments	87	84	(41)
Changes in operating lease liabilities	215	—	—
Changes in assets and liabilities:
Accounts receivable	(556)	619	(1,222)
Inventories	(217)	(549)	(140)
Prepaid expenses and other assets	786	(15)	(1,115)
Accounts payable	520	69	(566)
Accrued liabilities	2,894	1,594	1,594
Contract research liability	2,248	571	51
Deferred revenue	22,679	(493)	(1,072)
Total adjustments	31,679	5,572	2,352
Net cash provided by (used in) operating activities	11,101	(19,750)	(1,343)
Cash flows from investing activities
Sale of intellectual property rights for non-operating purposes	—	—	500
Purchases of property and equipment	(155)	(93)	(69)
Purchases of available-for-sale securities	(31,866)	(9,588)	(8,373)
Proceeds from maturities of available-for-sale securities	4,697	14,218	20,632
Net cash (used in) provided by investing activities	(27,324)	4,537	12,690
Cash flows from financing activities
Payments on equipment financing obligations	(7)	(9)	(14)
Net proceeds from issuances of common stock upon exercise of stock options, and purchases of ESPP shares	1,979	1,725	649
Net proceeds from issuances of common stock in connection with equity financings	18,360	16,780	11,989
Term loan amendment cost	(829)	(1,014)	—
Net cash provided by financing activities	19,503	17,482	12,624
Net increase in cash and cash equivalents	3,280	2,269	23,971
Cash, cash equivalents, and restricted cash, beginning of the period (1)	31,794	29,525	5,554
Cash, cash equivalents, and restricted cash, end of the period (1)	$35,074	$31,794	$29,525
Supplemental disclosure of cash flow information
Cash paid for interest	$1,942	$1,886	$1,703
Supplementary disclosure of non-cash financing information
Fully vested options issued to settle accrued liabilities	$994	$1,860	$1,600
Operating lease right-of-use assets obtained in exchange for operating lease obligations (2)	$7,329	$—	$—
(1) Includes restricted cash of $150,000 (presented as long-term restricted investments) on the balance sheets at each of December 31, 2019, 2018 and 2017.
(2) Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Accounting Standards Update ("ASU" No. 2016-02, Leases ("Topic 842").

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

Liquidity and Need to Raise Additional Capital

As of December 31, 2019, the Company has an accumulated deficit of $489.2 million as well as negative cash flows from operating activities.

The Company generally has had negative cash flows from operating activities and expects its negative cash flows to continue.  The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidates.  Management’s plans in order to meet its operating cash flow requirements beyond the next 12 months from the date the financial statements are filed, include seeking additional collaborative agreements for certain of its programs and achieving milestone and other payments under its collaboration and licensing agreements as well as financing activities such as public offerings and private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.

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

Customer and Product Line Concentrations

A portion of the Company’s revenue is derived from its ALZET mini pump product line, LACTEL biodegradable polymer product line and the sale of certain excipients for Methydur Sustained Release Capsules and one excipient that is included in a currently marketed animal health product.

In 2019, revenue from the sale of products from the ALZET product line and the LACTEL product line accounted for 23% and 15% of total revenue, respectively. In 2018, revenue from the ALZET product line and the LACTEL product line accounted for 38% and 18% of total revenue, respectively. In 2017, revenue from the ALZET product line and the LACTEL product line accounted for 14% and 12% of total revenue, respectively.

In 2019, Gilead accounted for 58% of the Company’s total revenue. In 2018, Indivior and Gilead accounted for 27% and 14% of the Company’s total revenues, respectively. In 2017, Sandoz and Indivior accounted for 41% and 25% of the Company’s total revenues, respectively.

Total revenue by geographic region for the years 2019, 2018 and 2017 are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$22,825	$7,990	$11,323
Europe	3,132	8,118	34,261
Japan	1,476	978	1,395
Others	2,131	1,478	2,191
Total	$29,564	$18,564	$49,170

Revenue by geography is determined by the location of the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company may be required to expense previously capitalized inventory costs upon a change in management’s judgment due to, among other potential factors, a denial or delay of approval of a customer’s product by the necessary regulatory bodies, or new information that suggests that the inventory will not be saleable.  If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials. In October 2017, the Company announced that PERSIST, the Phase 3 clinical trial for POSIMIR, did not meet its primary efficacy endpoint. As a result, the Company determined that certain lots of inventory were no longer considered to be probable for use prior to expiration. The Company recorded charges to cost of goods sold of approximately $2.0 million, of which approximately $503,000 related to the write-down of the cost basis of inventory on hand, $500,000  related to the prepaid inventory for the minimum purchase commitment for this excipient, and $1.0 million related to the accrual of a liability for the remaining minimum purchase commitment for the same excipient. If the Company is able to subsequently sell products made with raw materials that were previously written down, the Company will report an unusually high gross profit as there will be no associated cost of goods for these materials.

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$282	$223
Work in-process	1,537	1,486
Finished goods	1,564	1,712
Total inventories	$3,383	$3,421

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

Goodwill

Goodwill is periodically assessed and evaluated for impairment at the reporting unit level. The Company operates in one operating segment and also has only one reporting unit, which is the research, development and manufacturing of pharmaceutical products. The Company assesses the impairment of goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant decline in our stock price for a prolonged period;
•	our market capitalization relative to net book value;
•	new information affecting the commercial value of the asset;
•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business; and
•	significant negative industry or economic trends.

As of December 31, 2019, the carrying value of goodwill was approximately $6.4 million and no impairment of goodwill has been recorded for any of the periods presented. The Company evaluates goodwill for impairment at least annually. In 2019, 2018 and 2017, goodwill was evaluated and no indicators of impairment were identified. To date, the Company has not recorded any impairment charge related to goodwill.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, intangible assets, and other long-term assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. Through December 31, 2019, there have been no material impairment losses.

Leases

The Company leases administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. Prior to the adoption of Accounting Standards Update ("ASU" No. 2016-02, Leases, and the related amendments ("Topic 842"), the Company recognized scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company took possession of the leased space. The Company recorded tenant improvement allowances as deferred rent liabilities and amortized the deferred rent over the terms of the lease to rent expense on the statements of operations and comprehensive loss.

Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method approach with a cumulative-effect adjustment as of January 1, 2019. Other prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019.

The adjustments due to the adoption of Topic 842 primarily related to the recognition of an operating lease right-of-use asset and corresponding operating lease liability for the Company’s leased properties. The Company’s operating lease right-of-use asset and liability were recognized at the adoption date of ASC 842 based on the present value of lease payments over the remaining lease term at the adoption date. In determining the net present value of lease payments, we used our incremental borrowing rate of 13.8% based on the information available, including remaining lease term, at the adoption date of ASC 842. As of December 31, 2019, the weighted-average remaining lease term was 3.4 years for the Company’s leased properties.

The impact of the adoption of Topic 842 on the accompanying Balance Sheet as of January 1, 2019 was as follows (in thousands):

	As of January 1, 2019
	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Balance Sheet
Operating lease right-of-use assets	$—	$7,329	$7,329
Operating lease liabilities:
Accrued liabilities (1)	$(92)	$92	$—
Other long-term liabilities (1)	(270)	270	—
Lease liabilities, current portion	—	(1,972)	(1,972)
Lease liabilities, non-current portion	—	(5,719)	(5,719)
	$(362)	$(7,329)	$(7,691)

Includes deferred rent, current and long-term portions of operating lease liabilities which were recorded against the operating lease right-of-use asset upon adoption of Topic 842

There was no effect from the adoption of Topic 842 on the Company’s Statement of cash flows.

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

Revenue Recognition

The Company enters into license and collaboration agreements under which the Company may receive upfront license fees, research funding and contingent milestone payments and royalties. Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. The Company recorded a net decrease to opening accumulated deficit of $470,000 with an offset entry to reduce deferred revenue as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact relating to the Company’s deferred collaborative research and development revenues.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerators:
Net loss	$(20,578)	$(25,322)	$(3,695)
Denominators:
Weighted average shares used to compute basic net loss per share	178,042	159,834	145,273
Effect of dilutive securities:
Dilution from stock options	—	—	—
Dilution from ESPP	—	—	—
Dilutive common shares	—	—	—
Weighted average shares used to compute diluted net loss per share	178,042	159,834	145,273
Net loss per share:
Basic	$(0.12)	$(0.16)	$(0.03)
Diluted	$(0.12)	$(0.16)	$(0.03)

The computation of diluted net loss per share for the years ended 2019, 2018 and 2017 excludes the impact of options to purchase 21.4 million, 16.6 million and 20.1 million shares of common stock outstanding, respectively, at December 31, 2019, 2018 and 2017, as such impact would be antidilutive.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Recent Accounting Pronouncements

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

The collaborative research and development and other revenues associated with the Company’s major third-party collaborators are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Collaborator/Counterparty
Gilead (1)	$17,133	$2,542	$1,687
Sandoz AG (Sandoz) (2)	—	—	20,000
Other (3)	996	5,665	1,890
Total collaborative research and development and other revenue	$18,129	$8,207	$23,577

(1)

The Company signed a license agreement with Gilead on July 19, 2019 and received nonrefundable upfront license fee and milestone payment of $35.0 million in 2019. Amounts include partial recognition ($12.3 million) of the upfront license fee and milestone payment in 2019, compared to zero for the corresponding periods in 2018 and 2017.

(2)

Amounts related to recognition of upfront fees were zero in 2019 and 2018, and $20.0 million in 2017; the Company and Sandoz signed a license agreement effective June 2017. As of December 31, 2017, all of the $20.0 million upfront fee had been recognized as revenue as the Company’s contractual performance obligations had been fulfilled. In January 2019, the license agreement was terminated.

(3)

Includes: (a) amounts related to earn-out revenue from Indivior UK Limited (Indivior) with respect to PERSERIS net sales as well as a $5.0 million milestone payment earned from Indivior in 2018; (b) feasibility program(s); (c) research and development activities funded by Santen pharmaceutical Co. Ltd. (Santen). Note that in January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen has elected to reallocate research and development resources and put our program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen; and (d) research and development activities funded by Zogenix. Note that the Company and Zogenix signed a license agreement effective July 2011. In August 2017, the Company and Zogenix terminated the license agreement.

As of February 28, 2020, the Company had potential milestones of up to $221.0 million that the Company may receive in the future under its collaborative arrangements, of which $88.0 million are development-based milestones and $133.0 million are sales-based milestones. Within the category of development-based milestones, $2.0 million are related to early stage clinical testing (defined as Phase 1 or 2 activities), $33.0 million are related to late stage clinical testing (defined as Phase 3 activities), $3.0 million are related to regulatory filings, and $50.0 million are related to regulatory approvals. No payments were received between December 31, 2019 and February 28, 2020.

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

Under the terms of the Gilead Agreement, Gilead made an upfront payment to DURECT of $25 million, with the potential for up to an additional $75 million in development and regulatory milestones, up to an additional $70 million in sales-based milestones, as well as tiered single-digit royalties on product sales for a defined period. In September 2019, the Company also earned the right to receive a $10 million milestone payment from Gilead for further development of the product candidate which was received in October 2019. Gilead has the exclusive option to license additional SABER-based products directed to HIV and HBV for up to an additional $150 million per product in upfront, development, regulatory and sales-based milestones as well as tiered single-digit royalties on sales.  The Company will perform specified development activities with Gilead funding certain portions of the development programs.  The lead formulation is currently being re-formulated and will undergo additional pre-clinical development work. The Gilead Agreement contains customary representations, warranties and indemnification provision.  The term of the Gilead Agreement is for the duration of Gilead’s obligation to pay royalties for product sales under the Gilead Agreement. The Gilead Agreement provides each party with specified termination rights, including the right of Gilead to terminate at will with advance notice to DURECT and each party to terminate the Gilead Agreement upon material breach of the Gilead Agreement by the other party.

The Company assessed the Gilead Agreement and concluded that Gilead is a customer. The Company evaluated the promised goods and services in the contract and concluded that it had two performance obligations. The first performance obligation, expected to be completed and delivered by December 31, 2020, consists of a bundle of the exclusive licenses to the HIV product candidate and exclusive access to the SABER platform for use in the fields of HIV and HBV, the research, development and manufacturing services through completion of technology transfer (“the Primary Services”), participation in the joint development committee and initial supply of the related materials. The Company obtains additional consideration related to the ongoing research, development and manufacturing services associated with the Primary Services, which approximates the estimated fair value of these services, based upon an estimated workplan between the two parties, which can be subject to change depending on a variety of factors. None of these goods and services were distinct as they are highly interdependent and each represents an input into the process through which Gilead will be able to derive the full benefits from the licensed intellectual property. The additional research and development services after technology transfer will be accounted for as the second performance obligation as these services are distinct, as these services are not essential for Gilead. The Company will also obtain additional consideration related to these research and development services, if and when they are performed, which will approximate the estimated fair value of these services.

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

During the twelve months ended December 31, 2019, the upfront and milestone consideration of $35 million received in 2019 associated with the Primary Services is being recognized as revenue when the first performance obligation is being satisfied using the cost-to-cost input method, which the Company believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs. Revenue is recorded as a percentage of the transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress, which can include additional Primary Services, if any, and the estimate of any additional consideration for those additional Primary Services, are included in the transaction price which is updated at each reporting date, and revenue is recognized on a cumulative catchup basis. As such, management applies a certain amount of judgment in estimating both the Primary Services and the corresponding timeline to through completion of the first performance obligation, which are key inputs when using the cost-to-cost input method.

During the twelve months ended December 31, 2019, the Company recognized $12.3 million of the deferred revenue within collaborative research and development and other revenues. The Company also recognized $4.8 million from Gilead during the twelve months ended December 31, 2019 from feasibility related collaborative research and development services. As of December 31, 2019, the Company intends to recognize the remaining $22.7 million in deferred revenue associated with the upfront and milestone consideration within the next 12 months, which is when the Primary Services are estimated to be completed by. Given the estimate of the Company’s measure of progress are updated at each reporting date, and revenue is recognized on a cumulative catchup basis, a significant change in the remaining estimated costs to complete the Primary Services could have a material impact on revenues recognized (including reversal of previously recognized revenue) at each reporting date, as well as the classification between the current and non-current portions of the associated deferred revenue should the development timeline for technology transfer also be significantly extended out.

The following table presents changes in the Company’s contract assets and liabilities for the twelve months ended December 31, 2019 (in thousands):

	Balance at January 1, 2019	Additions	Deletions	Balance at December 31, 2019
Balance Sheet
Assets
Accounts receivable	$—	$39,812	$(39,318)	$494
Total contract asset	$—	$39,812	$(39,318)	$494

Liabilities
Deferred revenue, current portion	$—	$35,000	$(12,321)	$22,679
Deferred revenue, non-current portion	—	—	—	—
Total contract liabilities	$—	$35,000	$(12,321)	$22,679

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

In connection with the Santen agreement, Santen agreed to pay the Company an upfront fee of $2.0 million in cash and to make contingent cash payments to the Company of up to $76.0 million upon the achievement of certain milestones, of which $13.0 million are development-based milestones and $63.0 million are commercialization-based milestones including milestones requiring the achievement of certain product sales targets (none of which has been achieved as of December 31, 2019). Santen will also pay for certain Company costs incurred in the development of the licensed product. If the product is commercialized, the Company would also receive a tiered royalty on annual net product sales ranging from single-digit to the low double digits, determined on a country-by-country basis. In January 2018, the Company was notified by Santen that due to a shift in near term priorities, Santen elected to reallocate research and development resources and put the Company’s program on pause until further notice. While the main program is on pause, the parties are working together on a limited set of research and development activities funded by Santen. As of December 31, 2019, the cumulative aggregate payments received by the Company under this agreement were $3.3 million.

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

The cumulative aggregate payments received by the Company from Sandoz as of December 31, 2019 were $20.0 million under this agreement.

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

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$524	$—	$—	$524
Certificates of deposit	—	150	—	150
Commercial paper	—	47,218	—	47,218
U.S. Government agencies	—	4,501	—	4,501
Corporate debt	—	9,868	—	9,868
Total	$524	$61,737	$—	$62,261

The following table sets forth the fair value of our financial assets that were measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$502	$—	$—	$502
Certificates of deposit	—	150	—	150
Commercial paper	—	32,224	—	32,224
Total	$502	$32,374	$—	$32,876

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. Money market funds are classified as Level 1 financial assets. Certificates of deposit, commercial paper, corporate debt securities, and U.S. Government agency securities are classified as Level 2 financial assets. The fair value of the Level 2 assets is estimated using pricing models using current observable market information for similar securities. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The fair value of commercial paper is based upon the time to maturity and discounted using the three-month treasury bill rate. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2019 is less than twelve months and these investments are rated by S&P and Moody’s at AAA or AA- for securities and A1 or P1 for commercial paper.

The following is a summary of available-for-sale securities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$524	$—	$—	$524
Certificates of deposit	150	—	—	150
Commercial paper	47,221	1	(4)	47,218
U.S. Government agencies	4,500	1		4,501
Corporate debt	9,869	1	(2)	9,868
	$62,264	$3	$(6)	$62,261
Reported as:
Cash and cash equivalents	$32,364	$—	$(3)	$32,361
Short-term investments	29,750	3	(3)	29,750
Long-term restricted investments	150	—	—	150
	$62,264	$3	$(6)	$62,261

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$502	$—	$—	$502
Certificates of deposit	150	—	—	150
Commercial paper	32,224	—	—	32,224
	$32,876	$—	$—	$32,876
Reported as:
Cash and cash equivalents	$30,055	$—	$—	$30,055
Short-term investments	2,671	—	—	2,671
Long-term restricted investments	150	—	—	150
	$32,876	$—	$—	$32,876

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2019, by contractual maturity (in thousands):

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$61,740	$61,737
	$61,740	$61,737

There were no securities that have had an unrealized loss for more than 12 months as of December 31, 2019.

As of December 31, 2019, unrealized losses on available-for-sale investments are not attributed to credit risk and are considered to be temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Equipment	$12,862	$12,785
Leasehold improvements	9,849	9,828
Construction-in-progress	90	33
	22,801	22,646
Less accumulated depreciation and amortization	(22,332)	(22,041)
Property and equipment, net	$469	$605

Depreciation expense was $291,000, $254,000 and $437,000 in 2019, 2018 and 2017, respectively. Amortization expense was zero in 2019, 2018 and 2017 for assets held under capital leases.

As of December 31, 2019, the Company has recorded $553,000 as a liability which was included in other long-term liabilities on its balance sheet for asset retirement obligations associated with the estimated restoration cost for its leased buildings.

5.	Restricted Investments

As of December 31, 2019 and 2018, the Company had $150,000 recorded as restricted investments, which primarily served as collateral for letters of credit securing a leased facility in California.

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

Under these leases, the Company is required to pay certain maintenance expenses in addition to monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense under all operating leases was $2.3 million, $1.9 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum payments under these noncancelable leases are as follows (in thousands):

Year ending December 31,	Operating Leases
2020	$2,200
2021	2,126
2022	1,991
2023	1,970
2024	275
$8,562

Other Purchase Commitments

In 2005, the Company entered into a supply agreement with a vendor. The remaining minimum purchase commitment under this agreement was $500,000 in 2018, which had been recorded as an accrued liability on the Company’s Balance Sheet at December 31, 2018, and which was charged to cost of goods sold in the Company’s Statements of Operations and Comprehensive Loss in 2017. In 2019, the Company recorded a one-time settlement credit of $500,000 as a reduction to cost of goods sold upon signing a settlement and release agreement with this vendor, and forgave the contractual right to receive inventory for the same amount that was previously reserved for.

7.	Term Loan

In July 2016, the Company entered into a $20.0 million secured single-draw term loan with Oxford Finance LLC (Oxford Finance). The Company and Oxford Finance entered into three subsequent amendments to the Loan Agreement in February 2018, November of 2018 and December 2019, for which the Company paid Oxford Finance loan modification fees of $100,000, $900,000 and $825,000 respectively.  As amended, the Loan Agreement provides for interest only payments for the first 18 months, followed by consecutive monthly payments of principal and interest in arrears starting on December 1, 2021 and continuing through the maturity date of the term loan of May 1, 2024. The Loan Agreement provides for a floating interest rate (7.95% initially and 9.07% as of December 31, 2019) based on an index rate plus a spread. In addition, a payment equal to 10% of the principal amount of the term loan is due when the term loan becomes due or upon the prepayment of the facility. If the Company elects to prepay the loan, there is also a prepayment fee of between 0.75% and 2.5% of the principal amount of the term loan depending on the timing of prepayment. The $150,000 facility fee that was paid at the original closing, the loan modification fees and other debt offering/issuance costs have been recorded as debt discount on the Company’s balance sheet and together with the final $2.0 million payment are being amortized to interest expense using the effective interest method over the revised term of the loan.

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

The fair value of the term loan approximates the carrying value. Future maturities and interest payments under the term loan as of December 31, 2019, are as follows (in thousands):

2020	$1,848
2021	3,172
2022	9,381
2023 and after	13,361
Total minimum payments	27,762
Less amount representing interest	(6,090)
Gross balance of term loan	21,672
Less unamortized debt discount	(1,410)
Carrying value of term loan	20,262
Less term loan, current portion, net	—
Term loan, non-current portion, net	$20,262

8.	Stockholders’ Equity

Common Stock

In November 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which allowed the Company to offer up to $125.0 million of securities from time to time in one or more public offerings of its common stock. In addition, the Company entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald, under which the Company may sell, subject to certain limitations, up to $40 million of common stock through Cantor Fitzgerald, acting as agent. In August 2018, the Company filed a new shelf registration statement on Form S-3 with the SEC, which upon being declared effective in October 2018, terminated the November 2015 registration statement and allowed the Company to offer up to $175.0 million of securities from time to time in one or more public offerings, inclusive of up to $75.0 million of additional shares of common stock which the Company may sell, subject to certain limitations, under the 2015 Sales Agreement through Cantor Fitzgerald, acting as agent.

In 2017, the Company raised net proceeds of approximately $12.0 million from the sale of approximately 8.9 million shares of common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.39 per share. In 2018, the Company raised net proceeds of approximately $16.8 million from the sale of approximately 9.6 million shares of common stock in the open market through the Controlled Equity Offering program with Cantor Fitzgerald at a weighted average price of $1.80 per share. In 2019, the Company raised net proceeds of approximately $3.5 million from the sale of 2,349,820 shares of the Company’s common stock in the open market at a weighted average price of $1.55 per share pursuant to the October 2018 registration statement.  On June 20, 2019, the Company entered into a privately negotiated transaction to sell 29,000,000 shares of our common stock to certain investors in a registered offering at a price of $0.52 per share, raising total gross proceeds to the Company of approximately $15.1 million.

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

At the Company’s annual stockholders meeting in June 2011, June 2014, June 2016 and June 2018, the stockholders approved amendments of the 2000 Stock Plan to increase the number of shares of the Company’s common stock available for issuance by 5,500,000 shares, 4,000,000 shares, 5,000,000 shares and 7,500,000 shares, respectively, each of which had previously been approved by the Board of Directors.

At the Company’s annual stockholders meeting in June 2019, the stockholders approved amendments of the 2000 Stock Plan to extend the term of the 2000 Stock Plan to the date that is ten (10) years following the stockholders meeting.

A total of 33,449,989 shares of common stock have been reserved for issuance under this plan. The plan expires in June 2029.

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

As of December 31, 2019, 7,936,039 shares of common stock were available for future grant and options to purchase 29,803,766 shares of common stock were outstanding under the 2000 Stock Plan.

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

In March 2015, the Board of Directors approved certain amendments to the 2000 Employee Stock Purchase Plan. At the Company’s annual stockholders meeting in June 2015, the stockholders approved the amendments of the 2000 Employee Stock Purchase Plan to: (i) increase the number of shares of our common stock authorized for issuance under the ESPP by 350,000 shares; and (ii) extend the term of the ESPP to the date that is ten (10) years following the stockholders meeting. At the Company’s annual stockholders meeting in June 2017, the stockholders approved amendments of the 2000 Employee Stock Purchase Plan to increase the number of shares our common stock authorized for issuance under the ESPP by 350,000 shares and to re-approve its material terms.

The plan expires in June 2025. A total of 2,900,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 2019, 249,276 shares of common stock were available for future grant and 2,650,724 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan.

As of December 31, 2019, shares of common stock reserved for future issuance consisted of the following:

December 31, 2019
Stock options outstanding	29,803,766
Stock options available for grant	7,936,039
Employee Stock Purchase Plan	249,276
37,989,081

A summary of stock option activity under all stock-based compensation plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	30,317,615	$1.63	5.02	$—
Options granted	4,484,650	$0.61
Options exercised	(1,735,743)	$1.11
Options forfeited	(116,472)	$1.16
Options expired	(3,146,284)	$2.61
Outstanding at December 31, 2019	29,803,766	$1.41	5.17	$71.3
Exercisable at December 31, 2019	26,457,850	$1.47	4.78	$61.7
Vested and expected to vest at December 31, 2019	29,803,766	$1.41	5.17	$71.3

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2019. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $1.7 million, $1.6 million and $328,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

In lieu of providing cash bonuses to certain employees, in January 2019, 2018 and 2017, the Company granted its employees stock options to purchase 2.3 million, 1.9 million and 1.7 million shares, respectively, of the Company’s common stock, which vested immediately on the grant date. The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $0.43 in 2019, $0.94 in 2018 and $0.92 in 2017 determined by the Black-Scholes option valuation method. There were no options granted with exercise prices lower than fair market value in 2019, 2018 and 2017.

Expenses for non-employee stock options are recorded over the vesting period of the options, which closely approximates the non-employee’s performance period, with the value determined by the Black-Scholes option valuation method and remeasured over the vesting term.

As of December 31, 2019, the Company had three stock-based equity compensation plans, which are described above. The employee stock-based compensation cost that has been included in the statements of operations and comprehensive loss is shown as below (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of product revenues	$85	$94	$109
Research and development	755	1,549	1,415
Selling, general and administrative	1,268	1,355	1,081
	$2,108	$2,998	$2,605

Because the Company had a net operating loss carryforward as of December 31, 2019, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2019, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company used the following assumptions to estimate the fair value of options granted (including fully vested options issued in January 2019, 2018 and 2017) and shares purchased under its stock plans and employee stock purchase plan for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Stock Options
Risk-free rate	1.5-2.7%	2.7-3.1%	2.0-2.5%
Expected dividend yield	—	—	—
Expected term (in years)	7.5-10.0	7.0-10.0	6.8-10.0
Volatility	79-83%	78-86%	75-86%
Forfeiture rate (1)	0.0%	0.0%	0.0%

(1)	Effective January 1, 2017, the Company elected to account for forfeitures as they occur.

	Year ended December 31,
	2019	2018	2017
Employee Stock Purchase Plan
Risk-free rate	1.6-2.5%	1.3-2.5%	0.6-1.3%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5
Volatility	60-103%	60-146%	44-146%

There were 111,909, 119,097 and 122,033 shares purchased under the Company’s employee stock purchase plan during the years ended December 31, 2019, 2018 and 2017, respectively. Included in the statement of operations and comprehensive loss for the year ended December 31, 2019, 2018 and 2017 was $27,000, $24,000 and $34,000, respectively, in stock-based compensation expense related to the recognition of expenses related to shares purchased under the Company’s employee stock purchase plan.

As of December 31, 2019, $1.9 million of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over the respective vesting terms of each award through 2022. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.51 - $0.57	150,000	9.32	$0.56	1,250	$0.51
$0.58 - $0.58	3,286,445	8.90	$0.58	2,118,141	$0.58
$0.58 - $0.88	4,534,657	4.30	$0.82	4,200,824	$0.84
$0.93 - $1.19	3,006,451	5.92	$1.15	2,869,131	$1.15
$1.20 - $1.20	114,293	4.55	$1.20	114,293	$1.20
$1.21 - $1.21	3,004,999	3.09	$1.21	2,998,249	$1.21
$1.24 - $1.24	3,131,872	7.94	$1.24	2,293,016	$1.24
$1.26 - $1.26	140,000	3.16	$1.26	140,000	$1.26
$1.31 - $1.31	3,070,156	6.68	$1.31	2,478,491	$1.31
$1.33 - $3.61	9,364,893	3.26	$2.24	9,244,455	$2.25
$0.51 - $3.61	29,803,766	5.17	$1.41	26,457,850	$1.47

The Company received $1.9 million, $1.6 million and $562,000 in cash from option exercises under all stock-based compensation plans for the years ended December 31, 2019, 2018 and 2017, respectively.

9.	Income Taxes

The Company accounts for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company recorded a deferred tax liability of $244,000 and $244,000 on its balance sheet at both December 31, 2019 and 2018, that arose from tax amortization of an indefinite-lived intangible asset. The Company also recorded a deferred tax expense of zero, zero and a benefit of $153,000 related to the deferred tax liability in the years ended December 31, 2019, 2018 and 2017, respectively. The Company recorded no tax expense in each of 2019 and 2018.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% for 2019 and 2018, and 34% for 2017, to net income tax benefit included in the statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. federal taxes benefit at statutory rate	$(4,321)	$(5,318)	$(1,307)
State taxes	—	—	3
Change in valuation allowance	4,394	5,143	(41,865)
Stock-based compensation	879	999	1,832
Research and development tax credits	(1,004)	(999)	(1,353)
Tax Reform change in tax rate and other	—	—	42,528
Other	52	175	12
Total income tax (benefit) provision	$—	$—	$(150)

In 2019, 2018 and 2017, total income tax provision (benefit) expense was zero, zero and $(150,000), respectively. The Company has presented these amounts within interest and other income, net in the Statements of Operations and Comprehensive Loss. Deferred tax assets and liabilities reflect the net tax effects of net operating loss and research and other credit carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$90,102	$87,275
Research and other credits	18,860	17,524
Deferred revenue	248	277
Stock-based compensation	4,376	4,755
Other	5,288	2,823
Total deferred tax assets	118,874	112,654
Valuation allowance for deferred tax assets	(117,245)	(112,654)
Deferred tax liabilities—Intangibles	(1,873)	(244)
Net deferred tax assets and liabilities	$(244)	$(244)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of tax benefit might change as new information becomes available. Given the Company’s history of operating losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.6 million during 2019, and $6.3 million in 2018, and decreased $43.1 million during 2017, respectively.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $358.6 million, of which $320.4 million will expire in the years 2020 through 2037, and $38.2 million which do not expire, and federal research and development tax credits of approximately $14.5 million, which expire at various dates beginning in 2020 through 2039, if not utilized.

As of December 31, 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $219.2 million, which expire in the years 2020 through 2039, if not utilized, and state research and development tax credits of approximately $15.8 million, which do not expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to federal and state ownership change limitations. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2019 and December 31, 2018, the Company had unrecognized tax benefits of approximately $9.1 million and $8.4 million, respectively (none of which, if recognized, would affect the Company’s effective tax rate). The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018
Balance at beginning of the year	$8,432	$7,849
Decreased related to prior year tax positions	(73)	(7)
Increased related to current year tax positions	719	590
Balance at end of the year	$9,078	$8,432

Interest and penalty costs related to unrecognized tax benefits, if any, are classified as a component of interest and other income, net in the Statements of Operations and Comprehensive Loss. The Company did not recognize any interest and penalties expenses related to unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years ending 1998 through 2018 due to unutilized net operating losses and research credits.

10.	Unaudited Selected Quarterly Financial Data (in thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
Revenue (1)	$4,131	$3,488	$3,985	$3,413	$10,763	$8,036	$10,685	$3,627
Net loss	$(7,130)	$(8,297)	$(7,227)	$(7,011)	$(1,990)	$(2,715)	$(4,231)	$(7,299)
Basic net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

(1)

The figures for the third and fourth quarters of 2019 include $6.2 million, and $6.1 million respectively, of revenue recognized under the July 2019 license agreement with Gilead (see note 2). The third quarter of 2018 figure includes the recognition of $5.0 million in revenue associated with a nonrefundable milestone payment that the Company received in August 2018 under its agreement with Indivior (see note 2).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DURECT Corporation

Opinion on Internal Control over Financial Reporting

We have audited DURECT Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DURECT Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

Redwood City, California

March 5, 2020

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings  “Election of Directors,” “The Board, Board Committees and Meetings,” “Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

4.2*	Description of Securities of the Registrant.

10.1+

Form of Indemnification Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.2+*	2000 Stock Plan, as amended.

10.3+	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

10.4+	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, as amended (File No. 333-35316), initially filed on April 20, 2000).

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
10.35++

License Agreement between the Company and Gilead Sciences, Inc. dated July 19, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-31615) filed with the SEC on November 5, 2019).

10.36*

Third Amendment to Loan and Security Agreement between the Company and Oxford Finance LLC dated December 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 6, 2020).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment granted with respect to certain portions of this Exhibit.
***	Furnished, not filed.
+	Indicates a management contract or compensatory plan or arrangement.
++	Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2019, 2018 and 2017

(in thousands)

	Balance at beginning of the year	Additions (Reductions) to allowances	Deductions	Balance at end of the year
Allowance for doubtful accounts
Year ended December 31, 2019	$102	$(51)	$(17)	$34
Year ended December 31, 2018	$155	$(52)	$(1)	$102
Year ended December 31, 2017	$73	$165	$(83)	$155

EXHIBIT INDEX

Number	Description

4.2*	Description of Securities of the Registrant.

10.2+*	2000 Stock Plan, as amended.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page of this Form 10-K).

31.1*	Rule 13a-14(a) Section 302 Certification.

31.2*	Rule 13a-14(a) Section 302 Certification.

32.1**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.
+	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURECT CORPORATION

By:	/s/ james e. brown
James E. Brown President and Chief Executive Officer

Date: March 5, 2020

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

Signature	Title	Date

/s/ james e. brown	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020
James E. Brown

/s/ michael h. arenberg	Chief Financial Officer (Principal Accounting Officer)	March 5, 2020
Michael H. Arenberg

/s/ simon x. benito	Director	March 5, 2020
Simon X. Benito

/s/ terrence f. blaschke	Director	March 5, 2020
Terrence F. Blaschke

/s/ Gail M. farfel	Director	March 5, 2020
Gail M. Farfel

/s/ david r. hoffmann	Director, Chairman of the Board	March 5, 2020
David R. Hoffmann

/s/ armand p. neukermans	Director	March 5, 2020
Armand P. Neukermans

/s/ judith j. Robertson	Director	March 5, 2020
Judith J. Robertson

/s/ jon s. saxe	Director	March 5, 2020
Jon S. Saxe